Form 10-K
period 1993-12-31
FLEET FINANCIAL GROUP INC /RI/
filed 1994-03-30
CIK 50341

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the fiscal year ended December 31, 1993   -  Commission file number 1-6366


                          FLEET FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Rhode Island                                            05-0341324
(State or other jurisdiction of                   (I.R.S. Employer Identification No.)
 incorporation or organization)


         50 Kennedy Plaza
     Providence, Rhode Island                                     02903
(Address of principal executive office)                          (Zip Code)

                                 (401) 278-5800
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1 Par Value                                                           New York Stock Exchange
Preferred Stock with Cumulative and  Adjustable Dividends,  $1 Par Value             New York Stock Exchange
Preferred Stock with Cumulative and Adjustable Dividends, $20 Par Value              New York Stock Exchange
Depositary Shares representing a one-fourth interest in a share
 of Series III, 10.12% Perpetual Preferred stock, $1 Par Value                       New York Stock Exchange
Depositary Shares representing a one-fourth interest in a share
 of Series IV, 9.375% Perpetual Preferred Stock, $1 Par Value                        New York Stock Exchange
Preferred Share Purchase Rights                                                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:   YES       XX                 NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [      ]

     The aggregate market value on March 3, 1994 of the voting stock held by nonaffiliates of the Registrant was $4.5 billion, which includes $274 million held by banking subsidiaries of the Registrant under trust agreements and other instruments.

     The number of shares of common stock of the Registrant outstanding as of March 3,1994 was 137,559,732.

DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's accompanying 1993 Annual Report to Shareholders (Parts I and II).
2. Pertinent extracts from Registrant's Proxy Statement for its annual meeting on April 20, 1994, previously filed with the Commission. Such incorpor-ation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.

                                   FORM 10-K
                          FLEET FINANCIAL GROUP, INC.
                      For the Year Ended December 31, 1993

                               Table of Contents

                    Description                                       Page Number
Part I.        Item 1 - Business                                         3
               Item 2 - Properties                                      10
               Item 3 - Legal Proceedings                               10
               Item 4 - Submission of Matters to a Vote
                        of Security-Holders                             10


Part II.       Item 5 - Market for the Registrant's Common Stock
                         and Related Stockholder Matters                10
               Item 6 - Selected Financial Data                         10
               Item 7 - Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                     10
               Item 8 - Financial Statements and Supplementary
                         Data                                           11
               Item 9 - Changes in and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosure                                     11


Part III.      Item 10 - Directors and Executive Officers of the
                          Registrant                                    11
               Item 11 - Executive Compensation                         13
               Item 12 - Security Ownership of Certain Beneficial
                          Owners and Management                         13
               Item 13 - Certain Relationships and Related
                          Transactions                                  13


Part IV.       Item 14 - Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K                       13


Signatures                                                              16

                                   PART I.

Item 1.  BUSINESS



     Fleet Financial Group, Inc. (the "Registrant", "Corporation" or"Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the 15 largest bank holding companies in the United States, with total assets of $47.9 billion at December 31, 1993. Fleet has approximately 26,000 employees.

     Fleet reported net income for 1993 of $488 million, or $3.01 per share. This compared to net income of $280 million, or $1.77 per share in 1992. For a more detailed discussion of the Corporation's financial results, refer to "Management's Discussion and Analysis" (pages 9-23) of the accompanying 1993 Annual Report to Shareholders which is hereby incorporated by reference.

Banking Subsidiaries


     Fleet is engaged in a general commercial banking and trust business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, Maine and New Hampshire through its banking subsidiaries, Fleet Bank of New York ("Fleet-Upstate"); Fleet Bank ("Fleet-Long Island"); Fleet National Bank ("Fleet-RI"); Fleet Bank, National Association ("Fleet-CT"); Fleet Bank of Massachusetts, National Association ("Fleet-MA"); Fleet Bank of Maine ("Fleet-Maine") and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the FDIC to the extent provided by law.

     The following table shows the total offices, assets, deposits and equity capital of Fleet's banking subsidiaries at December 31, 1993:

                                                                     Equity
($ in millions)                 Offices     Assets     Deposits      Capital
- ---------------------------------------------------------------------------------
Fleet-Upstate                      258     $ 9,651        $ 7,567       $  827
Fleet-CT                           149       8,021          6,049          558
Fleet-MA                           177       7,726          6,125          578
Fleet-RI                            52       6,652          5,604          630
Fleet-Maine                        106       2,895          2,164          225
Fleet-Long Island                   72       2,795          2,263          173
Fleet-NH                            39       1,776          1,313          123
- ---------------------------------------------------------------------------------
                                   853     $39,516        $31,085       $3,114
- ---------------------------------------------------------------------------------


Nonbanking Subsidiaries


     Fleet provides, through its nonbanking subsidiaries, a variety of financial services, including mortgage banking, asset-based lending, equipment leasing, consumer finance, real estate financing, credit related life and accident/health insurance, securities brokerage services, investment banking, investment advice and management, data processing, and student loan servicing. The following is a summary of these subsidiaries by line of business:

Mortgage Banking


     Fleet Mortgage Group, Inc. ("FMG") is a Rhode Island corporation. FMG's mortgage banking business consists primarily of the origination, purchase, sale and servicing of residential first mortgage loans, and the purchase and sale of servicing rights associated with mortgage loans. In 1992, the Corporation sold a 19% interest in FMG, in a public offering of FMG's common stock.

     FMG currently ranks as the second largest mortgage servicer in the nation. It produces mortgage loans through its 91 retail branch offices located in 37 states and acquires mortgage loans through correspondent lenders, which originate mortgage loans pursuant to guidelines provided by FMG. FMG services a portfolio of approximately $70 billion in mortgage loans.


Asset-Based Lending

     Fleet Credit Corporation ("Fleet Credit") engages primarily in middle market equipment leasing. Fleet Credit had total assets of $1.4 billion as of December 31, 1993, making it one of the largest bank-affiliated commercial finance leasing firms in the U.S. Fleet Credit operates 23 offices in 14 states.

     Fleet Factors Corporation ("Fleet Factors") is based in New York City, and engages in factoring and commercial finance for various industries, principally textiles, but also including hard goods and electronics. Fleet Factors had total assets of approximately $350 million at December 31, 1993. All of the outstanding common stock of Fleet Factors was sold on February 14, 1994.


Consumer Finance

     Fleet Finance, Inc. ("Fleet Finance") located in Atlanta, Georgia, engages primarily in consumer lending and home equity lending operations through 130 offices in 22 states and underwrites credit life, accident and health insurance. Fleet Finance services a portfolio of approximately $2.3 billion in loans, primarily secured by residential real estate. (Information set forth in Note 16. Commitments, Contingencies, and Other Disclosures (page
47) of the accompanying 1993 Annual Report to Shareholders, which is hereby incorporated by reference, provides a description of certain litigation involving Fleet Finance, Inc.)


Securities Brokerage

     Fleet Securities, Inc. is a full-service municipal securities underwriter and dealer providing services throughout New York and New England.

     Fleet Brokerage Securities, Inc., is engaged in providing securities brokerage services (including clearing services), related securities credit extension, and other incidental activities through offices in New York City and throughout the country. Fleet Brokerage operates 12 offices in 11 states.


Trust and Investment Management


     Fleet Investment Services Group which has responsibility for overall management of the Corporation's trust activities provides personalized money management and a full range of trust services for individuals, large and small companies, religious and educational endowments and charitable organizations. In total, the Fleet trust operations manage or have under custody approximately $50 billion in assets.

     Fleet Investment Advisors Inc. located in Providence, Rhode Island handles investment policy matters and all personal and institutional portfolio management.


Data Processing

     Fleet Services Corporation ("Fleet Services") was formed to consolidate the Corporation's previously existing data processing operations. Fleet Services' principal function is to provide data processing services for the banking and nonbanking subsidiaries of the Corporation.

     AFSA Data Corporation ("AFSA") provides student loan processing and portfolio management services for Federal Perkins and Federal Family student loans to over 700 colleges, universities, and financial institutions nationwide. AFSA is located in Long Beach, California and operates student loan processing centers in Lombard, IL and Utica, NY. AFSA services a portfolio of approximately $7 billion in student loans.


Competition

     The Corporation's subsidiaries are subject to competition in all aspects of the businesses in which they compete from domestic and foreign banks, equipment leasing companies, finance companies, securities and investment advisory firms, real estate financing companies, mortgage banking companies, and other financial institutions. The Corporation principally competes on interest rates and other terms of financing arrangements, including specialized customer services and various banking arrangements and conveniences to attract depositors, borrowers, and other customers. The Corporation maintains a Products and Services Group to review existing programs and institute new services.


Supervision and Regulation

     Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") under the Bank Holding Company Act of 1956 (as amended) (the "BHCA"). Fleet-Maine, Fleet-NH, Fleet-Upstate and Fleet-Long Island as state-chartered member banks are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. Fleet-CT, Fleet-MA and Fleet-RI are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). Each subsidiary bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

     The BHCA requires that Fleet obtain prior approval from the Federal Reserve Board for bank and nonbank acquisitions and restricts the business operations permitted to Fleet. The BHCA also restricts the acquisition of shares of out-of-state banks unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In addition, Fleet's bank subsidiaries must obtain prior approval from their respective primary regulators for most acquisitions. Virtually all aspects of the subsidiary banks' businesses are subject to regulation and examination, depending on the charter of the particular banking subsidiary, by the Federal Reserve Board, the OCC, the banking regulatory agency of the state in which they operate, or a combination of the above.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law. In general, FDICIA subjects banks to significantly increased regulation and supervision. Among other things, FDICIA requires federal bank regulatory authorities to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the OCC's regulations, a bank is defined to be well capitalized if it maintains a risk-adjusted Tier I capital ratio of at least 6%, a risk-adjusted total capital ratio of at least 10% and a Tier I leverage ratio of at least 5%, and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it maintains a risk-adjusted Tier 1 ratio of at least 4%, a risk-adjusted total capital ratio of at least 8%, and a Tier 1 leverage ratio of at least 4% (3% for certain highly rated institutions), and does not otherwise meet the well capitalized definition. The three undercapitalized categories are based upon the amount by which the bank falls below the ratios applicable to adequately capitalized institutions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1993, all of the Registrant's banking subsidiaries met the requirements of a "well capitalized" institution.

     Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market; in addition, "pass through" deposit insurance coverage may not be available for certain employee benefit accounts. Adequately capitalized institutions may apply to the FDIC for a waiver of the prohibition against accepting brokered deposits.

     Undercapitalized banks are subject to limitations on growth, on their ability to borrow from the Federal Reserve System and on the payment of dividends and are required to submit a capital restoration plan. If a bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized banks may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions (which are defined to include institutions which still have a positive net worth) are generally subject to the mandatory appointment of a receiver or conservator.

     FDICIA directs that each federal banking agency prescribe new safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum rate of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards which the agencies deem appropriate. The federal banking regulators recently issued a joint proposal to implement such standards. In general, the standards are expected to increase the regulatory burden and expense of conducting the banking business.

     FDICIA also contains a variety of other provisions that may affect Fleet's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch. Fleet does not expect the application of the standards to have a material adverse effect on its business.

     The OCC and the Federal Reserve Board have each issued guidelines which impose upon national banks and state banks, that are members of the Federal Reserve System, risk-based capital and leverage standards. The risk-based capital ratio guidelines are based on an international agreement developed by the Basle Committee of Banking Regulations and Supervisory Practices, which consists of representatives of central banks and supervisory authorities in 12 countries, including the United States and the United Kingdom. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposure into explicit account in assessing adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.

     Under these guidelines, a bank's capital is divided into two tiers. The first tier includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries less ineligible intangible assets. Supplementary (Tier 2) capital includes, among other items, cumulative and limited life preferred stock, mandatory convertible securities, subordinated debt and the allowance for loan and lease losses, subject to certain limitations.

     National banks and state-chartered member banks are required to maintain a minimum total risk-based capital ratio of 8%, of which at least half must be Tier I capital. The OCC and the Federal Reserve Board may, however, set higher capital requirements for an individual bank when the bank's particular circumstances warrant. In addition to the risk-based capital standard, national banks and state-chartered member banks are also subject to a leverage capital standard, with a numerator consisting of Tier I capital a denominator consisting of total assets (as defined by the OCC's and the Federal Reserve Board's rules). The OCC and the Federal Reserve Board established a 3% minimum Tier I leverage ratio applicable only to banks meeting certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure, and the highest regulatory rating. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3% minimum by at least 100 to 200 basis points.

     Failure to meet applicable capital guidelines could subject a bank to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the appropriate bank regulatory agency of a capital directive to increase capital, the termination of deposit insurance by the FDIC, and (in severe cases) the appointment of a conservator or receiver.

     In September 1993, the OCC and the Federal Reserve Board, in conjunction with the FDIC, issued proposed revisions to their risk-based capital regulations which provide for consideration of interest rate risk in the overall determination of a bank's minimum capital requirement. The intended effect of the proposal would be to ensure that banking institutions effectively measure and monitor their interest rate risk and that they maintain adequate capital for that risk. Under the proposal, an institution's exposure to interest rate risk would be measured using either a supervisory model, developed by the federal bank regulatory agencies, or the bank's own internal model. An institution that exceeds the threshold level of interest rate risk established by its primary federal regulator would be required to allocate additional capital to cover such exposure. If such additional capital was not available to be allocated, such institution would be required to raise additional capital.

     Pursuant to certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insured depository institution which is commonly controlled with another insured depository institution is generally liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution, which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Thus, each subsidiary bank could incur liability to the FDIC pursuant to this statutory provision in the event of the default of any other subsidiary bank or any of the other insured depository institutions owned or controlled by the Corporation. Such liability is subordinated in right and payment to depository liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions), and any obligations to shareholders in such capacity.

     In its resolution of the problems of an insured depository institution in default or in danger of default, the FDIC is obligated to satisfy its obligations to insured depositors at the least possible cost to the deposit insurance fund. In addition, the FDIC may not take any action that would have the effect of increasing the losses to a deposit insurance fund by protecting depositors for more than the insured portion of deposits (generally $100,000) or creditors other than depositors. FDICIA authorized the FDIC to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment after the declaration of insolvency. Such a payment would constitute full payment and disposition of the FDIC's obligations to claimants. The rate of such final settlement payment is to be a percentage rate determined by the FDIC reflecting an average of the FDIC's receivership recovery experience.

     On August 10, 1993, the President signed into law legislation which accords the claims of a receiver of an insured depository institution for administrative expenses and the claims of holders of deposit liabilities of such an institution (including the FDIC, as the subrogee of such holders) priority over the claims of general unsecured creditors of such an institution in the event of a liquidation or other resolution of such institution. Under an FDIC interim rule, which became effective August 13, 1993, "administrative expenses" of a receiver are defined as those incurred by a receiver in liquidating or resolving the affairs of a failed insured depository institution.

     Fleet is a legal entity separate and distinct from its subsidiaries. In addition to those discussed herein, there are various other statutory and regulatory limitations on the extent to which banking subsidiaries of Fleet can finance or otherwise transfer funds to Fleet or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to Fleet or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to Fleet and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practice.

     In addition, there are regulatory limitations on the payment of dividends directly or indirectly to Fleet from its banking subsidiaries. Under applicable banking statutes, at December 31, 1993, Fleet's banking subsidiaries could have paid additional dividends of approximately $417 million, of which $125 million and $95 million could have been paid by Fleet-MA and Fleet-CT, respectively. Federal and state regulatory agencies have the authority to limit further Fleet's banking subsidiaries' payment of dividends. The payment of dividends by any subsidiary bank may also be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. Further, holders of Fleet's Dual Convertible Preferred Stock are entitled to dividends equal to one-half of the total dividends declared (after the first $15 million in dividends) to Fleet, if any, on the common stock of Fleet Banking Group, the parent of Fleet-MA and Fleet-CT. Dividends on the Dual Convertible Preferred Stock, if accrued and unpaid, will be cumulative.

     Under the policies of the Federal Reserve Board, Fleet is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by Fleet to provide capital to any of the subsidiary banks would also be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The ability of holders of debt and equity securities of Fleet to benefit from the distribution of assets of any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary except to the extent that a claim of Fleet as a creditor may be recognized.

     The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve, which exerts considerable influence over the cost and availability of funds obtained for lending and investing. In addition, proposals to change the laws and regulations governing the operations and taxation of banks, companies that control banks, and other financial institutions are frequently raised in Congress, in the state legislatures and before various bank regulatory authorities. The likelihood of any major changes and the impact such changes might have on Fleet are impossible to determine.

     Reference is made to Note 16 Commitments, Contingencies, and Other Disclosures (pages 47-48) of the Notes to Consolidated Financial Statements and to the "Capital" and "Liquidity" sections of Management's Discussion and Analysis in the accompanying 1993 Annual Report to Shareholders for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.


Executive Officers of the Corporation


     The information required by this item is included in Item 10. Directors and Executive Officers of the Registrant on pages 11 through 12 of this Form 10-K.



STATISTICAL INFORMATION BY BANK HOLDING COMPANIES



     The following information set forth in the accompanying 1993 Annual Report to Shareholders is hereby incorporated by reference:


     Consolidated Average Balances/Interest Earned-Paid/Rates 1989-1993 table (Page 52-53) for average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

     Rate/Volume Analysis table (page 54) for changes in the taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liability.

     Note 3. Securities Available for Sale and Note 4. Investment Securities of the Notes to Consolidated Financial Statements (pages 32-34) for information regarding book values, market values, maturities and weighted average yields of securities (by category).

     Note 5.  Loans and Leases of the Notes to the Consolidated
     Financial Statements (page 35) for distribution of loans of the Registrant.

     Loan and Lease Maturity table and Interest Sensitivity of Loans Over One Year table (page 54) for maturities and sensitivities of loans to changes in interest rates.

     Note 7. Nonperforming Assets (page 36) and Note 1. Summary of Significant Accounting Policies - Loans and Leases (page 30) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

     "Loans and Leases" section of Management's Discussion and Analysis (pages 13-15 and 44-45) for information regarding loan concentrations of the Registrant.

     "Reserve for Credit Losses" section of Management's Discussion and Analysis (pages 17-18) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

     Consolidated Average Balances/Interest Earned-Paid/Rates
     1989-1993 table (pages 52-53) and the "Deposits" section of Management's Discussion and Analysis (page 18) for deposit information.

     Selected Financial Highlights (page 1) for return on assets, return on equity, dividend payout ratio and equity to asset ratio.

     Note 8.  Short-term Borrowings of the Notes to Consolidated
     Financial Statements (page 37) for information on short-term borrowings of the Registrant.


Item 2. PROPERTIES

     The Registrant maintains its corporate headquarters in Providence, Rhode Island, located in a building in which the Registrant has a partnership interest through a subsidiary. The subsidiary is a partner with certain other parties in the ownership and management of the building. Adjacent to the Providence headquarters building, Fleet-RI owns a building which houses the main branch of Fleet-RI and the offices of many of the Providence-based subsidiaries. Fleet-RI also owns an operations center, located in Providence. The Registrant also owns office buildings in Buffalo, NY and Albany, NY, which house operational facilities of Fleet-Upstate. Fleet-LI owns an office building in Melville, NY, which houses its headquarters. Portions of the Fleet-RI, Fleet-Upstate and Fleet-LI buildings are leased to nonaffiliates.

     As of December 31, 1993, the Registrant's subsidiaries also operated approximately 1,200 domestic offices, of which approximately 500 are owned and 700 are leased from others. The Registrant also leases office space in London. In general, all leases run from one to ten years and most contain options to renew.


Item 3. LEGAL PROCEEDINGS

     Information regarding legal proceedings of the Registrant is hereby incorporated by reference from Note 16. Commitments, Contingencies and Other Disclosures (pages 47-48) of the Registrant's accompanying 1993 Annual Report to Shareholders.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security-holders in the fourth quarter.


                                    PART II.


Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     For information regarding the Registrant common stock's principal U.S. market, high and low quarterly sales prices, approximate number of holders, and quarterly dividends declared and paid, see the Common Stock Price and Dividend Information table (page 51) of the Registrant's accompanying 1993 Annual Report to Shareholders, which is hereby incorporated by reference.


Item 6.  SELECTED FINANCIAL DATA

     The information set forth in Selected Financial Highlights (page 1) of the Registrant's accompanying 1993 Annual Report to Shareholders is hereby incorporated by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS  OF OPERATIONS

     The information set forth in Management's Discussion and Analysis (pages 9-23) of the Registrant's accompanying 1993 Annual Report to Shareholders is hereby incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The following information set forth in the Registrant's accompanying 1993 Annual Report to Shareholders is hereby incorporated by reference.

           The Consolidated Financial Statements together with the report thereon by KPMG Peat Marwick (pages 25-29); the Notes to the Consolidated Financial Statements (pages 30-50); and the unaudited information presented in the Quarterly Summarized Financial Information table (page 51).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.



                                   PART III.



Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information set forth under the caption "Election of Directors" (page 2-7) in the Registrant's Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience, his directorships held in other public companies, and certain family relationships is hereby incorporated by reference.

     The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 25, 1994 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

      Name                Positions with the Corporation                        Age
      ----                ------------------------------                        ---
Terrence Murray          Chairman, President & Chief Executive Officer          54
Robert J. Higgins        Vice Chairman                                          48
H. Jay Sarles            Vice Chairman                                          49
Michael R. Zucchini      Vice Chairman                                          47
Eugene M. McQuade        Executive Vice President & Chief Financial Officer     45
James P. Murphy          Executive Vice President                               63
John B. Robinson, Jr.    Executive Vice President                               47
Peter C. Fitts           Senior Vice President                                  52
William C. Mutterperl    Senior Vice President and General Counsel              47
Anne M. Slattery         Senior Vice President                                  46


     Terrence Murray joined Fleet-RI in 1962. After serving in various capacities for Fleet-RI and the Corporation, in April 1978, he was elected President of the Corporation and Fleet-RI. He is a Director of the Corporation, Fleet-RI and FMG. He became Chairman of the Board of Directors of the Corporation and Fleet-RI in May of 1982. Mr. Murray has been a Director of Fleet since 1976, a Director of Fleet-RI since 1977 and a Director of FMG since 1985. Upon the merger of Fleet and Norstar in January 1988, he became President and Chief Operating Officer of Fleet. Mr. Murray was elected Chairman and Chief Executive Officer of Fleet in September 1988.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            (continued)


     Robert J. Higgins joined Fleet-RI in 1971. In March 1984, he was named a Vice President of the Corporation. He was elected President in February 1986. In 1989, he was named an Executive Vice President of the Corporation and Chief Executive Officer of Fleet-RI. In 1991, Mr. Higgins was named President of Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation in charge of commercial banking.


     H. Jay Sarles joined Fleet-RI in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, the parent company of Fleet-MA and Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation in charge of investment services and administration.


     Michael R. Zucchini joined the Corporation in August 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut and its subsidiary, General RE Services Corp., which engages in data processing. In March 1993, Mr. Zucchini was named a Vice Chairman of the Corporation in charge of consumer banking and operations.


     Eugene M. McQuade joined the Corporation in 1992 as Senior Vice
President-Finance.   From 1980 to 1991, Mr. McQuade served in various
capacities with Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company, having served as an Executive Vice President and Controller from 1985 to 1991. In March 1993, Mr. McQuade was named an Executive Vice President of the Corporation and in July 1993 was elected as Chief Financial Officer of the Corporation.


     James P. Murphy joined the Corporation in 1989 as an Executive Vice President and Director of Public Policy and External Relations. Before joining Fleet, Mr. Murphy had served as Executive Vice President of the New York State Bankers Association since March 1976.


     John B. Robinson, Jr., became an Executive Vice President of the Corporation in 1988. Mr. Robinson had been associated with Norstar Bank ("Norstar") since 1970 when he joined Hempstead Bank (now Fleet-LI). He served in various capacities with Norstar and in 1987, he became President of Norstar. Mr. Robinson is currently in charge of government banking.


     Peter C. Fitts joined the Corporation in May, 1991 as Senior Vice President-Credit Administration and is responsible for corporate-wide credit administration. In March 1994, Mr. Fitts was named senior credit officer for the Corporation. From 1965 to 1991, Mr. Fitts served in various capacities with Citibank, N.A., having last served as a Senior Vice President and Head of Credit Policy, North America, from 1985 to 1991.


     William C. Mutterperl joined Fleet-RI in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary, and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation.


     Anne M. Slattery joined the Corporation in January, 1994 as Senior Vice President and head of Consumer and Community Banking. From 1969 through 1993, Ms. Slattery served in various capacities with Citicorp, having last served as a managing director of U.S. Consumer Banking.

Item 11.  EXECUTIVE COMPENSATION

     Pursuant to Instructions to Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement (pages 7-18) are hereby incorporated by reference: "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation", "Directors' Compensation", "Executive Compensation", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and FY Option/SAR Values", "Pension Plans", "Change in Control Contracts", and "Stockholder Return Performance Graph". Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402(a)(8) of Regulation S-K.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     Pursuant to Instructions to Form 10-K and Item 403 of Regulation S-K, information set forth in the "Securities of the Corporation and Fleet Mortgage Group, Inc. Owned by Management" (page 9) of the Corporation's Proxy Statement is hereby incorporated by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to Instructions to Form 10-K and Item 404 of Regulation S-K, information set forth in the "Indebtedness and Other Transactions" section (pages 18-20) of the Corporation's Proxy Statement is hereby incorporated by reference.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)1. The financial statements of Fleet required in response to this Item are listed in response to Item 8 of this Report and are incorporated by reference.
(a)2. All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.
(b) Two Current Reports on Form 8-K were filed during the fourth quarter of 1993; one dated October 11, 1993 (describing the merger agreement with Sterling Bancshares Corporation), and a second dated December 16, 1993 (announcing a settlement agreement with the Georgia Attorney General and the Governor's Office of Consumer Affairs relative to suits filed against Fleet Finance, Inc.).
(c)       Exhibit Index

Exhibit                                                         Page of this
 Number                                                            Report
- ----------------------------------------------------------------------------
    3         Restated Articles of Incorporation and By-Laws         (1)
    4(a)      Shareholder Rights Plan of Registrant                  (2)
    4(b)      Instruments defining the rights of security
                holders, including indentures                        (3)
    4(c)      Form of Rights Certificate for stock purchase
                rights issued to Whitehall Associates, L.P.,
                and KKR Partners II, L.P.                            (4)
   10(a)      1992 Stock Option and Restricted Stock Plan            (5)
   10(b)      Form of 1992 Restricted Stock Agreement entered
                into with each of the following executive
                officers and the number of shares of restricted
                stock awarded to each under the Amended and Re-
                stated 1988 Stock Option and Restricted Stock
                Plan: Terrence Murray, 50,000 shares; William C.
                Mutterperl, 10,000 shares; John B. Robinson, Jr.,
                10,000 shares and Michael R. Zucchini, 25,000
                shares                                               (6)

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             (continued)

   10(c)      Form of 1993 Restricted Stock Agreement entered
                into with each of the following executive officers
                and the number of shares of restricted stock
                awarded to each under the 1992 Stock Option and
                Restricted Stock Plan:  Robert J. Higgins, 15,000
                shares and H. Jay Sarles, 20,000 shares              (7)
   10(d)      Form of Change in Control Agreement together with
                Schedule of Persons who have entered into such
                contacts                                             (8)
   10(e)      Stock Purchase Agreement dated July 12, 1991
                between Registrant and Whitehall Associates,
                L.P., and KKR Partners II, L.P.                      (9)
   10(f)      Assistance Agreement dated as of July 12, 1991,
                among the FDIC, the Registrant, Fleet Banking
                Group, Inc., the FDIC, (in its capacity as Re-
                ceiver of the Bridge Banks), Fleet Bank of
                Maine, Fleet Bank of Massachusetts, National
                Association and Fleet Bank, National Association    (10)
   10(g)      Shareholders' Agreement dated as of July 14, 1991,
                among the FDIC, the Registrant, Fleet Banking
                Group, Inc., Fleet Bank of Massachusetts, National
                Association and Fleet Bank, National Association    (11)
   10(h)      Service Agreement dated as of June 1, 1991, among
                the FDIC, the Registrant, RECOLL Management
                Corporation, New Bank of New England, National
                Association, New Connecticut Bank and Trust
                Company, National Association and New Maine
                National Bank, as amended by Amendment No. 1,
                dated July 14, 1991                                 (12)
   10(i)      Supplemental Compensation Plan for former Norstar
                directors                                            17
   10(j)      Fleet Finanical Group Directors Retirement Plan        19
   10(k)      Supplemental Executive Retirement Plan                 20
   11         Statement re computation of per share earnings         28
   12         Statement re computation of ratios                     29
   13         1993 Annual Report to Shareholders                     31
   21         Subsidiaries of the Registrant                         91
   23         Accountants' consent                                   92

   (1) Incorporated by reference to Exhibit 1 of Registrant's Form 10-Q Quarterly Report dated June 30, 1992.
   (2) Incorporated by reference to Registrant's Registration Statement Form 8-A dated November 29, 1990, as amended by First Amendment to Rights Agreement dated March 28, 1991 and as further amended by Second Amendment to Rights Agreement dated July 12, 1991, as reported on Form 8 Amendment to Application or Report dated September 6, 1991.
   (3) Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
   (4) Incorporated by reference to Exhibit 4(c) of the Registrant's Form 8-K Current Report dated July 12, 1991.

  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
               (continued)
[FN]
   (5) Incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8/S-3 dated June 25, 1992
          (No. 33-48818).
   (6) Incorporated by reference to Exhibit 10(b) of the Registrant's 1992 Form 10-K Annual Report filed March 31, 1993.
   (7) Incorporated by reference to Exhibit 10(c) of the Registrant's 1992 Form 10-K Annual Report filed March 31, 1993.
   (8) Incorporated by reference to Exhibit 10 of Registrant's 1989 Form 10-K filed March 31, 1990. (In January 1994, Ms. Slattery entered into a contract in the same form as set forth in such Exhibit 10.)
   (9) Incorporated by reference to Exhibit 4 of Registrant's Form 8-K Current Report dated July 12, 1991.
   (10) Incorporated by reference to Exhibit 4(a) of the Registrant's Form 8-K Current Report dated July 14, 1991.
   (11) Incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-K Annual Report dated December 31, 1991.
   (12) Incorporated by reference to Exhibit 4(b) of the Registrant's Form 8-K Current Report dated July 14, 1991.


(d)     Financial Statement Schedules - None

SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          FLEET FINANCIAL GROUP, INC.
                                  (Registrant)

                             /s/  Eugene M. McQuade
                             ----------------------
                               Eugene M. McQuade
              Executive Vice President and Chief Financial Officer
                             Dated  March 30, 1994


                            /s/  Robert C. Lamb, Jr.
                            -----------------------
                              Robert C. Lamb, Jr.
                    Chief Accounting Officer and Controller
                             Dated  March 30, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

      /s/  Terrence Murray                         /s/ Ruth R. McMullin
      ----------------------                       ---------------------
Terrence Murray, Chairman, President,            Ruth R. McMullin, Director
 Chief Executive Officer and Director


      /s/ William Barnet III                        /s/  Arthur C. Milot
      -----------------------                      ---------------------
    William Barnet III, Director                   Arthur C. Milot, Director

      /s/  Bradford R. Boss                        /s/  Thomas D. O'Connor
      ----------------------                       ------------------------
     Bradford R. Boss, Director                    Thomas D. O'Connor, Director

                                                   /s/  Michael B. Picotte
      ----------------------                       ------------------------
   James E. Chandler, Director                     Michael B. Picotte, Director

      /s/  Paul J. Choquette, Jr.                  /s/  James J. Preble
      ---------------------------                  ----------------------
   Paul J. Choquette, Jr., Director                James J. Preble, Director

      /s/  James F. Hardymon                       /s/  John D. Reardon
      ----------------------                       ---------------------
   James F. Hardymon, Director                     John D. Reardon, Director

      /s/  Robert M. Kavner                        /s/  John A. Reeves
      ---------------------                        ---------------------
   Robert M. Kavner, Director                      John A. Reeves, Director

      /s/  Lafayette Keeney                        /s/  John R. Riedman
      ---------------------                        ---------------------
    Lafayette Keeney, Director                    John R. Riedman, Director

      /s/  E. Douglas Kenna                        /s/  John S. Scott
      ---------------------                        -------------------
    E. Douglas Kenna, Director                     John S. Scott, Director

                            /s/  Raymond C. Kennedy
                            -----------------------
                          Raymond C. Kennedy, Director