Form 10-Q
period 1994-03-31
FLEET FINANCIAL GROUP INC /RI/
filed 1994-05-13
CIK 50341

<PAGE 1>
                                   UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549
                              -----------------------

                                     FORM 10-Q
                                    -----------


[ X ]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
           Act of 1934

        For Quarterly Period Ended March 31, 1994

[   ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

        For the transition period  ___________________ to __________________

        Commission File Number 1-6366


                         FLEET FINANCIAL GROUP, INC.
          (Exact name of registrant as specified in its charter)

          RHODE ISLAND                                      05-0341324
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        50 KENNEDY PLAZA
    PROVIDENCE, RHODE ISLAND                                 02903
(Address of principal executive                        (Zip Code)
   office)


Registrant's telephone number, including area code (401) 278-5800


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.


                    YES       X                        NO
                        ---                           ---


The number of shares of common stock of the Registrant outstanding as of April 29, 1994 was 137,687,019.

<PAGE 2>
                         FLEET FINANCIAL GROUP, INC.
                  FORM 10-Q FOR QUARTER ENDED MARCH 31, 1994
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT
             -----------------------------------------------------


                                                                 PAGE
                                                               ------
PART I.  ITEM 1.  FINANCIAL INFORMATION

     Consolidated Statements of Income
          Three Months Ended March 31, 1994 and 1993              3

     Consolidated Balance Sheets
          March 31, 1994 and December 31, 1993                     4

     Consolidated Statements of Changes in
          Stockholders' Equity
          Three Months Ended March 31, 1994 and 1993              5

     Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1994 and 1993              6

     Condensed Notes to Consolidated Financial Statements         7

PART I.  ITEM 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           11

PART II. OTHER INFORMATION                                        26

SIGNATURES                                                      27

EXHIBITS                                                        28

                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                                            Three Months Ended
                                                                 March 31
(Dollars in millions, except share amounts)                 1994         1993
                                                          -------      -------
Interest and fees on loans and leases.............       $  552       $  586
Interest taxable securities.......................          209          221
Interest on tax-exempt securities.................            7            7
                                                           ----         ----
      Total interest income.......................          768          814
Interest expense:                                          ----         ----
    Deposits......................................          156          205
    Short-term borrowings.........................           61           47
    Long-term debt................................           55           57
                                                           ----         ----
      Total interest expense......................          272          309
                                                           ----         ----
Net interest income...............................          496          505
                                                           ----         ----
Provision for credit losses.......................           22           85
                                                           ----         ----
Net interest income after provision for credit losses       474          420
                                                           ----         ----
Noninterest income:
    Mortgage banking..............................          100          104
    Service charges, fees and commissions.........           82           82
    Investment services revenue...................           44           42
    FDIC loan administration fees.................           14            7
    Gain on sale of subsidiary....................           13            -
    Student loan servicing fees...................           12           11
    Securities available for sale gains...........            -           19
    Other.........................................           34           44
                                                           ----         ----
      Total noninterest income....................          299          309
                                                           ----         ----
Noninterest expense:
    Employee compensation and benefits............          256          255
    Occupancy.....................................           44           44
    Equipment.....................................           34           32
    Acquired servicing rights amortization........           31           28
    Legal and other professional..................           20           25
    FDIC assessment...............................           18           21
    Core deposit and goodwill amortization........           13           12
    Marketing.....................................           13           13
    Printing and mailing..........................           12           11
    OREO expense..................................            7           21
    Restructuring accrual.........................           25            -
    Other.........................................           77           81
                                                           ----         ----
      Total noninterest expense...................          550          543
                                                           ----         ----
Income before income taxes........................          223          186
Applicable income taxes...........................           87           75
                                                           ----         ----
Net income before minority interest...............          136          111
Minority interest.................................            3            5
                                                           ----         ----
Net income........................................       $  133       $  106
                                                           ====         ====
Net income applicable to common shares............       $  125       $   99
                                                           ====         ====
Weighted average common shares outstanding:
    Primary.......................................  157,568,456  149,117,428
    Fully diluted.................................  157,646,032  149,643,168
Earnings per share:
    Primary.......................................       $ 0.80        $0.67
    Fully diluted.................................         0.80         0.66
Dividends declared................................         0.30        0.225

See accompanying condensed notes to consolidated financial statements
                                       -3-

<PAGE 4>                  FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,  December 31,
($ in millions, except share amounts)                       1994          1993
                                                      ----------   -----------
ASSETS
Cash and cash equivalents............................   $  1,919    $  2,213
Securities available for sale (1994 at market;1993 at
  cost,market value $12,931 at December 31, 1993)....     13,694      12,577
Securities held to maturity (market value: $845 at
  March 31, 1994, and $1,580 at December 31, 1993)...        840       1,546
Loans and leases.....................................     25,495      26,310
Reserve for credit losses............................       (980)     (1,000)
Mortgages held for resale............................      1,566       2,622
Premises and equipment...............................        742         733
Acquired servicing rights............................        575         560
Accrued interest receivable..........................        386         347
Deferred taxes.......................................        381         360
Excess costs over net assets of subsidiaries acquired        184         187
Other intangibles....................................        178         166
Foreclosed property and repossessed equipment........        136         136
Trading account securities...........................        105          91
Other assets.........................................      1,194       1,075
                                                          ------      ------
Total assets.........................................   $ 46,415    $ 47,923
                                                         =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand............................................   $  5,964    $  6,473
   Regular savings, NOW, money market................     16,360      16,437
   Time..............................................      8,398       8,175
                                                         -------     -------
     Total deposits..................................     30,722      31,085
                                                         -------     -------
Federal funds purchased and securities sold
  under agreement to repurchase......................      2,133       1,961
Other short-term borrowings..........................      5,094       6,146
Accrued expenses and other liabilities...............      1,518       1,648
Long-term debt:
   Senior............................................      2,291       2,357
   Subordinated......................................      1,087       1,087
                                                         -------     -------
     Total liabilities...............................     42,845      44,284
                                                         -------     -------
STOCKHOLDERS' EQUITY:
Preferred stock .....................................        379         501
Common stock (outstanding 137,626,533 and
  137,381,588 shares)................................        138         137
Common surplus.......................................      1,498       1,492
Retained earnings....................................      1,592       1,509
Net unrealized gain/(loss) on securities.............        (37)          -
                                                         -------     -------
Total stockholders' equity...........................      3,570       3,639
                                                         -------     -------
Total liabilities and stockholders' equity...........   $ 46,415    $ 47,923
                                                         =======     =======

See accompanying condensed notes to consolidated financial statements.

<PAGE 5>
                          FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             NET
Three Months Ended March 31                            COMMON                              UNREALIZED
(Dollars in millions, except share        PREFERRED    STOCK      COMMON    RETAINED     GAIN/(LOSS) ON
  amounts)                                  STOCK      $1 PAR    SURPLUS    EARNINGS       SECURITIES       TOTAL
- - ---------------------------------------   ---------   --------   --------   ---------      -----------    -------
1993
Balance at December 31, 1992               $  604      $  123    $ 1,066    $ 1,217         $     -       $ 3,010
Net income                                      -           -          -        106               -
Cash dividends declared on common
  stock ($.225 per share)                       -           -          -        (31)              -
Cash dividends declared on preferred
  stock                                         -           -          -         (7)              -
Common stock issued in connection with:
   Common stock offering, net of issuance
     costs $10                                  -          12        379          -               -
   Employee benefit and stock option plans
     and conversion of preferred stock          -           1         12         (2)              -
Other items                                     -           -          1         (1)              -
                                            -----        -----     -----       -----          -----        -----
Balance at March 31, 1993                  $  604      $   136   $ 1,458     $ 1,282        $     -      $ 3,480
=================================================================================================================

1994
Balance at December 31, 1993               $  501      $   137   $ 1,492     $ 1,509        $     -     $ 3,639
Net unrealized gain on securities
  available for sale at January 1, 1994         -            -         -           -            224
Net income                                      -            -         -         133              -
Cash dividends declared on common
  stock ($.30 per share)                        -            -         -         (41)             -
Cash dividends declared on preferred
  stock                                         -            -         -          (8)             -
Redemption of preferred stock                (122)           -         -           -              -
Common stock issued in connection with:
   Employee benefit and stock option plans
     and conversion of preferred stock          -            1          6         (1)             -
Adjustment for net unrealized loss on
  securities available for sale                 -            -          -          -           (261)
                                            -----        -----     -----       -----          -----        -----
Balance at March 31, 1994                  $  379      $   138   $ 1,498     $ 1,592        $   (37)     $ 3,570
=================================================================================================================

See accompanying condensed notes to consolidated financial statements.


<PAGE 6>
                        FLEET FINANCIAL GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


Three Months Ended March 31 (dollars in millions)           1994         1993
- - ------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income.............................................  $   133       $   106
Adjustments for noncash items:
     Depreciation and amortization of premises
       and equipment...................................       26            20
     Amortization of acquired servicing rights and
       other intangible assets.........................       44            40
     Provision for credit losses.......................       22            85
     Deferred income tax expense (benefit).............        5           (14)
     Securities gains..................................        -           (19)
     Write-down of OREO to fair value..................        2            12
     Minority interest.................................        3             5
     Other gains on sales of assets....................      (13)          (23)
Originations and purchases of mortgages held for resale   (4,365)       (3,107)
Proceeds from sale of mortgages held for resale........    5,421         3,902
Net (increase) decrease in trading account securities        (14)           37
Increase decrease in accrued receivables, net..........      (33)           (1)
(Increase) decrease in accrued liabilities, net........     (145)          107
Other - net............................................      234          (107)
                                                          ------        ------
          Net cash flow provided by operating
            activities.................................    1,320         1,043
                                                          ------        ------
Cash Flows from Investing Activities:
Purchases of securities available for sale.............     (980)       (1,077)
Proceeds from maturities and sales of
  securities available for sale........................      502           739
Purchases of securities held to maturity...............     (139)           (8)
Proceeds from maturities of securities held to maturity       77            25
Loans made to customers, nonbank subsidiaries..........     (244)         (767)
Principal collected on loans made to customers,
  nonbank subsidiaries.................................      263           789
Loans purchased from the FDIC..........................        -           (16)
Proceeds from sales of loans...........................       19           324
Net decrease in loans and leases, banking subsidiaries.      230           315
Proceeds from sales of OREO............................       21            26
Proceeds from sale of subsidiary.......................       76             -
Purchases of premises and equipment....................      (34)          (41)
Purchases of acquired servicing rights.................      (47)          (41)
                                                          ------        ------
          Net cash flow provided (used) by investing
            activities.................................     (256)          268
                                                          ------        ------
Cash Flows from Financing Activities:
Net decrease in deposits...............................     (363)       (1,678)
Net decrease in short-term borrowings..................     (880)       (1,008)
Proceeds from issuance of long-term debt...............        -           205
Repayments of long-term debt...........................      (66)         (150)
Proceeds from issuance of common stock and preferred
  stock................................................        -           401
Repurchase of preferred stock held by the FDIC.........        -           (93)
Cash dividends paid....................................      (49)          (33)
                                                          ------        ------
          Net cash flow used by financing
            activities.................................   (1,358)       (2,356)
                                                          ------        ------
Net decrease in cash and cash equivalents..............     (294)       (1,045)

<PAGE 8>
Cash and cash equivalents at the beginning
  of the period........................................    2,213         3,037
                                                          ------        ------
Cash and cash equivalents at the end of the
  period...............................................  $ 1,919       $ 1,992
                                                          =======       ======
Supplemental disclosure for Statements of Cash Flows
Cash paid during the period for:
     Interest expense                                    $    282      $   287
     Income taxes, net of refunds                              28           29

Supplemental disclosure of noncash investing and
  financing activities:
     Transfer of loans to foreclosed property and
       repossessed equipment                                  26            47
     Net transfer of securities held to maturity to
       securities available for sale                         767             -
     Transfer of preferred stock to other liabilities
       in anticipation of redemption                         122             -

See accompanying condensed notes to consolidated financial statements.


<PAGE 8>
                          FLEET FINANCIAL GROUP, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1994


NOTE 1.      FINANCIAL STATEMENTS

The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet, FFG or the Corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Registrant, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made, including an additional $25 million restructuring charge (see Note 2). The results of operations for the three months ended March 31, 1994 may not be indicative of operating results for the year ending December 31, 1994. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.


NOTE 2. RESTRUCTURING CHARGE

A restructuring charge of $25 million was recorded in the first quarter relating to the Corporation's efficiency-improvement program. The $25 million first quarter restructuring charge is in addition to the 1993 third quarter charge of $125 million that was recorded to reflect management's estimate at that time of anticipated one-time expenses. The one-time expenses include severance and facilities related costs, project costs, consulting fees, and other direct expenses resulting from this program. The current quarter's charge reflects management's estimate of additional direct costs expected to be incurred by the Corporation as the ultimate savings and related direct costs were greater than previously anticipated. The implementation of Fleet Focus '94 will result in the elimination of approximately 5,500 positions.


NOTE 3. SECURITIES

Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The standard requires that securities available for sale be reported at fair value, with unrealized gains or losses reflected as a separate component of stockholders' equity. Previously, these securities were recorded at the lower of amortized cost or fair value with any net unrealized loss included in earnings. In connection with the adoption of Statement No. 115, the Corporation transferred securities netting to $767 million from the held to maturity portfolio to the available for sale portfolio.

<PAGE 9>

        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


At January 1, 1994, the securities available for sale portfolio had net unrealized gains of $373 million. At March 31, 1994, securities available for sale portfolio had net unrealized losses of $63 million. The decrease of $436 million during the first quarter of 1994 was principally due to an increase in long-term interest rates in response to the recent Federal Reserve increases in the federal funds rate of 50 basis points from 3.00% to 3.50%. Accordingly, stockholders' equity has been reduced by a valuation reserve of $37 million ($63 million less related tax effects). Securities available for sale that were sold or matured during the first quarter totaled $502 million, while securities available for sale purchased aggregated $980 million. There were no gains recognized on any sales during the first quarter. A summary of securities available for sale and securities held to maturity at March 31, 1994 is as follows:


SECURITIES AVAILABLE FOR SALE

                                                                Gross       Gross
                                                 Amortized    Unrealized  Unrealized   Market
(Dollars in millions)                                Cost         Gains        Losses         Value
- - ---------------------                            ---------    ---------   ----------   -------
U.S. Treasury and government agencies             $ 6,510      $    98     $     94    $ 6,514
Mortgage-backed securities                          6,887           48          137      6,798
Other debt securities                                 244            4            1        247
                                                   -------      ------       ------     ------
       Total debt securities                       13,641          150          232     13,559
Marketable equity securities                           37           19            -         56
Other securities                                       79            -            -         79
                                                   ------       ------       ------     ------
Total securities available for sale               $13,757      $   169     $    232    $13,694
                                                   ======       ======       ======     ======


SECURITIES HELD TO MATURITY


                                                                 Gross       Gross
                                                   Amortized   Unrealized  Unrealized    Market
(Dollars in millions)                                 Cost       Gains       Losses      Value
- - ---------------------                              ---------   ----------  ----------    ------

State and municipal                                  $  797       $   8      $    4      $  801
Other debt securities                                    43           1           -          44
                                                      -----        ----        ----       -----
Total securities held to maturity                    $  840       $   9      $    4      $  845
                                                      =====        ====        ====       =====


<PAGE 10>
        CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)


A summary of maturities of debt securities available for sale and held to maturity at March 31, 1994 is as follows:


SECURITIES AVAILABLE FOR SALE

                                             Within    1 to 5    5 to 10      After
(Dollars in millions)                        1 Year     Years     Years     10 Years    Total
- - ---------------------                        ------    ------    -------    --------   -------
Market value:
     U.S. Treasury and government agencies   $  153   $ 6,140    $  100     $   121    $ 6,514
     Mortgage-backed securities                   -        25       214       6,559      6,798
     Other debt securities                        -       207         4          36        247
                                              -----    ------     -----      ------     ------
Total debt securities                        $  153   $ 6,372    $  318     $ 6,716    $13,559
                                              =====    ======     =====      ======     ======
Percent of total debt securities                1.1 %    47.0 %     2.4 %      49.5 %    100.0 %
Weighted average yield (a)                      6.0 %     5.8 %     7.6 %       6.2 %      6.0 %
                                              =====    ======     =====      ======     ======


SECURITIES HELD TO MATURITY

                                             Within    1 to 5    5 to 10     After
(Dollars in millions)                        1 Year     Years     Years    10 Years     Total
- - ---------------------                        ------    ------    -------   --------    -------
Amortized cost:
     State and muncipal                      $  514   $   199    $   64     $    20    $   797
     Other debt securities                       29        10         4           -         43
                                              -----    ------     -----      ------     ------
Total debt securities                        $  543   $   209    $   68     $    20    $   840
                                              =====    ======     =====      ======     ======
Percent of total debt securities               64.6 %    24.9 %     8.1 %      2.4 %     100.0 %
Weighted average yield (a)                      4.4 %     7.7 %     9.8 %      9.8 %       5.7 %
                                              =====    ======     =====      =====      ======
Market value                                 $  544   $   210    $   70     $   21     $   845
                                              =====    ======     =====      =====      ======

(a) A tax equivalent adjustment has been included in the calculation of the yields to reflect this income as if it had been fully taxable.  The tax equivalent adjustment is based upon the applicable federal income tax rate and the applicable state income tax rates.



NOTE 4. STOCKHOLDERS' EQUITY

During the quarter, the Corporation called for redemption all of its $1 and $20 par value preferred stock with cumulative and adjustable dividends (Preferred Stock) on April 1, 1994. The redemption price is $50 for each share of Preferred Stock plus accrued dividends, or approximately $125 million. The difference between the aggregate redemption price of $125.0 million and the carrying value of $121.6 million has been treated as a dividend for earnings per share calculations.

<PAGE 11>
      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(continued)


NOTE 5.  PENDING ACQUISITION

On May 9, 1994, the Corporation agreed to acquire NBB Bancorp (NBB), the parent company of the New Bedford Institution for Savings, of New Bedford, Massachusetts for $420 million in stock and cash and 2.5 million warrants.

Under terms of the agreement, consideration is in the form of approximately 50% stock and 50% cash at $48.50 per NBB share. In addition, NBB shareholders will receive .277 warrants to purchase Fleet stock for each share of NBB common stock with a stock price of $43 per share and a term of six years, which is exercisable beginning one year after closing. Fleet will repurchase approximately six million common shares for issuance to NBB shareholders.
The value of the stock portion of the purchase price is subject to a floating exchange ratio based on a 10-day average prior to closing. Funding for the repurchase of Fleet stock and the cash portion of consideration at the closing will be provided through the issuance of term debt.

<PAGE 12>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE

                                                        Three Months Ended
                                                             March 31
(Dollars in millions, except per share data)             1994       1993
- - --------------------------------------------            ------     ------
Earnings:
Net income..........................................   $   133     $  106
Net interest income (fully taxable equivalent basis)       504        513

Per Common Share:
Fully diluted earnings..............................   $  0.80     $ 0.66
Cash dividends declared.............................      0.30      0.225
Book value..........................................     23.19      21.12

Operating Ratios:
Return on average assets............................      1.14 %     0.96 %
Return on realized common equity....................     16.08      15.24
Efficiency ratio....................................     65.40      66.03
Equity to assets (period end).......................      7.69       7.75

At March 31:
Total assets........................................   $46,415    $44,893
Stockholders' equity................................     3,570      3,480
Nonperforming assets................................       609        944


Net income for the three months ended March 31, 1994 increased 25% from the same period in 1993. The improved results reflect a reduction in asset quality costs, partially offset by an additional $25 million restructuring charge. The corporation had recorded a $125 million restructuring charge in the third quarter of 1993 as part of the Corporation's efficiency-improvement program, Fleet Focus '94; however, the current quarter's restructuring charge reflects management's estimate of additional direct costs expected to be incurred by the Corporation as the ultimate savings and related direct costs were greater than previously anticipated.

Return on assets improved significantly due to higher earnings even though average assets increased by $2.4 billion. Return on realized common equity also increased. Effective January 1, 1994, the Corporation adopted FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that unrealized gains and losses in the Corporation's securities available for sale portfolio be added to or deducted from stockholders' equity. The Corporation decided to classify substantially all of its securities as available for sale in order to maximize its flexibility. For the quarter, the effect of adopting this new standard was to increase average stockholders' equity by $150 million, which resulted in a return on equity of 15.35%, compared to a return on realized equity of 16.08%.

<PAGE 13>
PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME

                                                  For the Three Months Ended March 31
                                                 1994                            1993
                                  -------------------------    --------------------------
                                            Interest                     Interest
                                  Average    Earned/           Average    Earned/
(Dollars in millions)               Balance     Paid     Rate    Balance     Paid      Rate
- - ---------------------             -------   --------   ----    -------   --------    ----
ASSETS

Money market instruments........ $    14    $     -    3.51 %  $   128    $    1     2.98 %
Securities......................  14,577        221    6.13     12,757       233     7.41
Loans and leases................  25,938        524    8.17     26,434       558     8.57
Other...........................   1,982         31    6.27      1,694        30     7.10
                                  ------     ------    ----    -------     -----     ----
   Total interest-earning assets  42,511        776    7.38 %   41,013       822     8.13 %
                                  ------     ------    ----    -------     -----     ----
Other nonearning assets.........   4,975          -       -      4,052         -        -
                                  ------     ------    ----    -------     -----     ----
Total assets.................... $47,486    $   776       -   $ 45,065    $  822        -
                                 =======     ======    ====    =======     =====     ====

LIABILITIES AND
 STOCKHOLDERS' EQUITY

Deposits........................ $24,177    $   156    2.62 % $ 25,532    $  205     3.25 %
Borrowings......................  1l,174        116    4.22      9,026       104     4.70
                                  ------     ------    ----    -------     -----     ----
   Total interest-bearing
     liabilities................  35,351        272    3.13     34,558       309     3.63
                                  ------     ------    ----    -------     -----     ----
Net interest spread.............       -        504    4.25          -       513     4.50
                                  ------     ------    ----    -------     -----     ----
Demand deposits and other
  noninterest-bearing time
  deposits......................   6,755          -       -      6,080         -        -
Other liabilities...............   1,611          -       -      1,179         -        -
                                  ------     ------    ----    -------     -----     ----
Total liabilities...............  43,717        272       -     41,817       309        -
                                  ------     ------    ----    -------     -----     ----
Stockholders' equity............   3,769          -       -      3,248         -        -
                                  ------     ------    ----    -------     -----     ----
Total liabilities and
 stockholders' equity........... $47,486      $272        -   $ 45,065    $  309        -
                                  ------     ------    ----    -------     -----     ----
Net interest margin.............                       4.78 %                        5.03 %
                                  ======     ======    ====    =======     =====     ====



Net interest income on a fully taxable equivalent basis for the three months ended March 31, 1994, decreased $9 million, compared to the same period in 1993, as illustrated in the reduction in the net interest margin.

<PAGE 14>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


The net interest margin for the three months ended March 31, 1994 was down 25 basis points compared to the same period in the prior year, as the Federal Reserve increased short-term borrowing rates twice during the first quarter of 1994 totaling 50 basis points. The increase was only partially offset by an increase in the Corporation's prime lending rate from 6.00% to 6.25% late in the quarter. Also, the net interest margin has been trending downward since mid-1993 due to the Corporation's decision in 1993 to mitigate its interest rate exposure on higher-yielding mortgage-backed securities and long-term fixed-rate securities by selling some of these securities and replacing them with lower-yielding and shorter maturity securities. Those sales reduced prepayment sensitivity and shortened the maturity of the portfolio. The yield on loans declined 40 basis points due to a significant run-off of high-yielding loans, some of which were putable to the Federal Deposit Insurance Corp. (FDIC), and refinancing of loans at increasingly competitive rates. These items were partially offset by the benefit of a 35% decrease in nonperforming loans from March 31, 1993, to March 31, 1994, and the increased use of interest rate swap agreements. (At March 31, 1994 and 1993, Fleet had $6.8 billion and $3.0 billion, respectively, in notional amount of swap agreements outstanding. See Interest-Rate Sensitivity for more information on the interest-rate swaps.)


NONINTEREST INCOME

                                                Three Months Ended
                                                     March 31
(Dollars in millions)                            1994        1993
- - ---------------------                           -----       -----
Operating noninterest income:
  Mortgage banking...........................   $ 100       $ 104
  Service charges on deposits................      44          43
  Investment services revenue................      44          42
  Other service charges, fees and commissions      23          23
  FDIC loan administration fees..............      14           7
  Student loan servicing fees................      12          11
  Merchant discount fees.....................       7           6
  Brokerage fees and commissions.............       5           5
  Insurance..................................       4           5
  Other......................................      47          39
                                                 ----        ----
     Total operating noninterest income......     300         285
                                                 ----        ----
Trading income:
  Securities.................................       2           5
  Foreign exchange/interest rate products....      (3)          -
                                                 ----        ----
     Total trading income....................      (1)          5
                                                 ----        ----
Securities available for sale gains..........       -          19
                                                 ----        ----
     Total noninterest income................   $ 299       $ 309
                                                 ====        ====

<PAGE15>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


Operating noninterest income (as defined in the preceding table) increased approximately 5% for the three months ended March 31, 1994 in comparison to the same period of the prior year. Other noninterest income increased by $8 million due primarily to the sale of Fleet Factors Corp., the Corporation's factoring and commercial finance company, which resulted in a $13 million (pre-tax) gain and an increase of $10.5 million in venture capital income at Fleet Equity Partners, which was offset by a $12.5 million decline in the securitization and sale of loans. The increase in Fleet Equity Partners' venture capital income was primarily due to $4.7 million of realized gains and an increase in unrealized appreciation on investments.


Mortgage Banking Revenue

                                             Three Months Ended
                                                March 31
        (Dollars in millions)                 1994     1993
        ---------------------                 ----     ----
       Net loan servicing revenue            $  66    $  60
       Mortgage production revenue              23       32
       Gains on sale of mortgage servicing      11       12
                                              ----     ----
       Mortgage banking noninterest income     100      104
                                             =====     ====


Mortgage banking revenue decreased approximately 4% for the first quarter of 1994 compared to the same period in 1993. The decrease is primarily attributable to lower gains on sale of loans as a result of a less favorable interest rate environment, partially offset by higher servicing revenue. Fleet Mortgage Group, the Corporation's mortgage banking subsidiary (FMG), recognized $27.8 million in gains on sales of loans in the first quarter of 1993 compared to $20.2 million in the first quarter of 1994, a 27% decline.

Net loan servicing revenue, which had been adversely affected throughout 1993 by prepayments in the mortgage servicing portfolio, increased slightly from $60 million in the first quarter of 1993 to $66 million in the first quarter of 1994. This increase was primarily due to the growth of the loan servicing portfolio. Fleet Mortgage's mortgage servicing portfolio totaled $70.1 billion at March 31, 1994, compared to $63.1 billion a year earlier, an increase of 11%.

Foreign exchange/interest rate products income decreased $3.4 million for the three months ended March 31, 1994, compared to the same quarter of 1993. The decrease was attributable to the recognition of $5.5 million of net losses on treasury options purchased by Fleet Mortgage Group, due to a higher interest rate environment. The treasury options were purchased to mitigate the risk of residential loan prepayments due to the low interest rate environment. These losses were partially offset by trading gains and foreign exchange gains.

<PAGE 16>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


NONINTEREST EXPENSE

                                                Three Months Ended
                                                      March 31
     (Dollars in millions)                       1994         1993
     ---------------------                      -----        -----
     Employee compensation and benefits......   $ 256        $ 255
     Occupancy...............................      44           44
     Equipment...............................      34           32
     Acquired servicing rights amortization..      31           28
     FDIC assessment.........................      18           21
     Core deposit and goodwill amortization..      13           12
     Other professional fees.................      13           16
     Marketing...............................      13           13
     Printing and mailing....................      12           11
     Charge card.............................       9            9
     Telephone...............................       9            9
     Office supplies.........................       7            8
     OREO expense............................       7           21
     Legal fees..............................       7            9
     Travel and entertainment................       6            7
     Restructuring accrual...................      25            -
     Other...................................      46           48
                                                 ----         ----
     Total noninterest expense...............   $ 550        $ 543
                                                 ====         ====

A restructuring charge of $25 million was recorded in the first quarter relating to the Corporation's efficiency-improvement program, Fleet Focus '94. The $25 million first quarter restructuring charge is in addition to the 1993 third quarter charge of $125 million that was recorded to reflect management's estimate at that time of anticipated one-time expenses The one-time expenses include severance and facilities related costs, project costs, consulting fees, and other direct expenses resulting from this program. The current quarter's charge reflects management's estimate of additional direct costs expected to be incurred by the Corporation as the ultimate savings and related direct costs were greater than previously anticipated. Direct costs that have been included in the aggregate $150 million restructuring charge include project related costs; facilities related costs, which includes the write-off of future lease obligations net of anticipated subleasing income, expected relocation costs and the write-off of leasehold improvements; and severance payments, including outplacement assistance, as the efficiency study will result in the elimination of approximately 5,500 positions. The majority of these expenses, excluding certain project costs, require future cash outlays that will take place during 1994 and early 1995. Also, the Corporation anticipates that approximately $50 million of additional cash outlays ($22 million of which are expected to be capital outlays) will be

<PAGE 17>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


required to support the implementation of many of the Fleet Focus ideas. These costs, which have not been included as part of the Corporation's $150 million restructuring charge, consist mainly of software development costs and equipment needs, and are expected to be incurred during 1994 and 1995 as the Fleet Focus savings are being realized. The cash outlays associated with Fleet Focus '94 are not expected to have an impact on the Corporation's liquidity.

Excluding the restructuring charge, noninterest expense was $525 million and $543 million for the three months ended March 31, 1994 and March 31, 1993, respectively, which represents a 3.3% decrease on a quarter-to-quarter comparison.

The $18 million decrease in noninterest expense is primarily attributable to the $14 million decrease in OREO expense as foreclosed property and repossessed equipment has decreased from $237 million at March 31, 1993 to $136 million at March 31, 1994, a 43% decline. The remaining noninterest expense accounts have remained fairly stable on a quarter-to-quarter comparison. However, it is anticipated that noninterest expenses, particularly employee compensation and benefits, will decrease in the forthcoming months as the financial impact of implementing cost saving strategies will begin to materialize.

Effective January 1, 1994, the Corporation adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual of a liability for benefits paid to former or inactive employees after employment but before retirement. The adoption of this Statement did not have a material impact on the quarter's net income.

<PAGE 18>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)

EARNINGS BY SUBSIDIARY

                                      Three Months Ended
                                            March 31
     (Dollars in thousands)            1994        1993
     ----------------------          -------     -------
     BANKING
       New York..................  $  30,122   $  21,647
       Massachusetts.............     27,702      25,560
       Rhode Island..............     24,426       8,685
       Connecticut...............     18,487      31,676
       Long Island...............       7,903       2,577
       Maine.....................       6,439          3,903
       New Hampshire.............       5,710          2,259
       Fleet Investment Group....       5,910          5,841
                                     -------     -------
          Total..................    126,699     102,148
                                     -------     -------
      FINANCIAL SERVICES
       Fleet Mortgage*...........     10,454      21,646
       Fleet Equity Partners.....       6,859          1,810
       Fleet Credit..............       4,061          2,354
       Fleet Factors.............       1,096          1,941
       Fleet Brokerage...........       1,065          732
       AFSA Data.................            868            809
       Fleet Securities..........            262       1,503
       Fleet Finance.............       (144)          179
                                     =======     =======
          Total..................       24,521         30,974
                                     -------     -------

     PARENT......................       (18,141)       (26,870)
                                     -------     -------
     Total Net Income............       $133,079    $106,252
                                     =======     =======

     *Net of minority interest of $2.5 million and $5.2 million for quarters ended March 31, 1994 and 1993, respectively.

<PAGE 19>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


The Banking Group earnings increased 24% from the first quarter of 1993 to the first quarter of 1994. The $24.6 million increase is primarily attributable to a decrease in OREO expenses of $6.6 million and a $25.0 million decrease in the provision for credit losses. The largest decreases in asset-quality related costs occurred at Fleet-New York ($14 million), Fleet-Rhode Island ($7 million) and Fleet-Long Island ($5 million). These decreases were the result of a significant overall improvement in asset quality as nonperforming assets in the Banking Group have decreased from $755 million at March 31, 1993 to $443 million at March 31, 1994. Offsetting the decrease in asset quality related costs was an $11 million decrease in securities gains, as no gains were recognized in the first quarter of 1994, coupled with a $5.5 million decline in gain on sale of bank loans. Fleet-Connecticut and Fleet-Massachusetts recognized $9.0 million and $1.9 million, respectively, of the securities gains in the first quarter of 1993.

Fleet Mortgage, the Corporation's mortgage banking subsidiary, contributed income of $10 million in the first quarter, compared to $22 million in the first quarter of 1993, net of minority interest in each case. Earnings for the 1994 period were adversely affected by the rising interest rate environment which has caused lower production revenue, and net losses relating to treasury options. See Noninterest Income section for more information on mortgage banking revenue.

Fleet Equity Partners' venture capital income increased by $6.3 million (post-tax) due to both realized and unrealized gains on investments. As investment companies, Fleet Equity Partners' investments are carried at fair value. Accordingly, subsequent appreciation or depreciation in value is dependent upon market conditions.

Fleet Credit's earnings increased by $1.7 million due to improved asset quality costs as nonperforming assets decreased from $53.5 million at March 31, 1993 to $25.8 million at March 31, 1994.

Fleet Finance recognized a loss of $144 thousand in the first quarter of 1994 compared to earnings of $179 thousand in the first quarter of 1993. The decrease in earnings was primarily due to a $2.1 million after-tax gain on the securitization of loans recognized in the first quarter of 1993; as no similar gains were recognized in 1994. Excluding the securitization gain, Fleet Finance's earnings have actually improved by $1.7 million. The improvement is due to a lower provision for credit losses, offset in part by lower servicing income caused by higher charge-offs on securitized loan pools. Fleet Finance's earnings have been adversely affected during the past fifteen months due to a continuing deterioration of its asset quality caused primarily by protracted litigation. Fleet Finance is in the process of attempting to settle these suits. Fleet Finance has increased its focus on quality control and has implemented more stringent underwriting guidelines and monitoring procedures in order to enhance its quality control system.

During the first quarter of 1994, the Corporation sold its factoring and commercial finance company, Fleet Factors Corp., which resulted in an after-tax gain of $7.4 million.

<PAGE 20>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATION (continued)


ASSET QUALITY

Loans and Leases

                                      March 31,      December 31,
      (Dollars in millions)               1994              1993
      ---------------------           --------       -----------
      Commercial and industrial.......$ 10,708           $ 11,299
      Consumer........................   7,415             7,531
      Commercial real estate:
        Construction..................     461              477
        Interim/permanent.............   3,757            3,917
                                        ------           ------
          Total commercial real estate   4,218              4,394
                                        ------           ------
      Residential real estate.........   2,136              2,052
      Lease financing.................   1,018              1,034
                                        ------           ------
      Total loans and leases..........$ 25,495           $ 26,310
                                        ======           ======


Loan and lease portfolios involve credit risk. Fleet attempts to control such risk through review processes that include careful analysis of credit applications, portfolio diversification, and ongoing examination of outstandings and delinquencies. Fleet strives to identify potential classified assets early, to take charge-offs promptly based on realistic assessments of probable losses and to maintain strong loss reserves. The Corporation's portfolio is well-diversified by borrower, industry, product, and geographic area, thereby reducing risk.

The $815 million decrease in the loan and lease portfolio from December 31, 1993 to March 31, 1994 is primarily due to the sale of Fleet Factors, which reduced outstanding loans and leases by $333 million. Commercial loans and commercial real estate loans have decreased due to significant paydowns, including $208 million of principal collected during the first quarter on loans subject to federal financial assistance. Also, $63 million of loans were put back to the FDIC under federal financial assistance agreements, which expire on July 14, 1994.

During the quarter, the Corporation completed an agreement to release the FDIC from its federal financial assistance agreement on certain loans purchased by Fleet as part of the acquisitions of the Bank of New England and Maine Savings Bank in 1991. This transaction, which had the effect of increasing nonperforming assets by $28 million due to the release of the federal financial assistance agreement, resulted in the payment from the FDIC to the Corporation, an amount that approximated the difference between the Corporation's current carrying value of loans and the estimated fair value of the related loans. The cash payment from the FDIC was recorded as a discount and resulted in a reduction of the loan portfolio.

<PAGE 21>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATION (continued)


Federal Financial Assistance

Fleet has completed several acquisitions that have involved federal financial assistance. The most significant were the Bank of New England (BNE) acquisition in 1991, Maine Savings Bank (MSB) also in 1991, and Heritage Bank and Eastland Bank in December, 1992. All of these acquisitions provided substantial loss protection related to specific loans.

Specified BNE loans ($2.0 billion at March 31, 1994), comprised principally of commercial and commercial real estate loans, are putable to the FDIC, subject to certain conditions and discounts, until July 1994. Fleet currently anticipates retaining the majority of putable loans, as Fleet expects to return less than $100 million of loans to the FDIC at the expiration of the BNE federal financial assistance agreement in July 1994. Specified MSB loans that became classified prior to February 1, 1993, were eligible to be put to a special asset pool (MSB special asset pool). The MSB special asset pool ($183 million at March 31, 1994) will be acquired by the FDIC on February 1, 1996, for cash. Also, Eastland and Heritage loans aggregating $480 million are subject to FDIC loss share agreements, whereby the FDIC generally reimburses Fleet for 80% of net charge-offs for periods ranging from three to five years from the date of acquisition.

Fleet has agreed to liquidate, collect, and manage the BNE asset pool and the MSB special asset pool for the FDIC for a five-year period. The BNE asset pool consists of a pool of classified assets acquired by the FDIC from BNE in 1991. Fleet receives reimbursement for all allowable direct costs, a general overhead payment, and an incentive fee. Such amounts are reflected in noninterest income, net of expenses, in the statement of income, and amounted to $13.8 million for the first three months of 1994, compared to $7.3 million in the first three months of 1993.


NONPERFORMING ASSETS (a)


The balance of nonperforming assets is as follows:

                                                    March 31, 1994
                                 --------------------------------------------
                                   Commercial   Commercial
                                         and         Real   Consumer/
(Dollars in millions)             Industrial       Estate       Other   Total
- - ---------------------             ----------   ----------   ---------   -----
Nonperforming loans and leases:
  Current or less than 90
    days past due..................  $  96         $  23       $   8    $ 127
  Noncurrent.......................    104            75         167      346
OREO/ISF...........................     14            73          49      136
                                      ----          ----        ----     ----
Total nonperforming assets
  at March 31, 1994................  $ 214         $ 171       $ 224    $ 609
                                      ====          ====        ====     ====
Total nonperforming assets
  at December 31, 1993.............      $ 232         $ 158          $ 211       $ 601
                                      ====          ====        ====     ====

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($92 million and $77 million at March 31, 1994 and December 31, 1993, respectively), or assets subject to federal financial assistance ($95 million and $118 million at March 31, 1994 and December 31, 1993, respectively).

<PAGE 22>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


Nonperforming assets were up $8 million from December 31, 1993, due to the release of the FDIC from certain of its federal financial assistance agreements which increased NPAs $28 million. Excluding this transaction, NPAs would have decreased by $20 million from December 31, 1993.

At March 31, 1994, December 31, 1993, and March 31, 1993, loans in the 90-day past due and still accruing category amounted to $92 million, $77 million, and $97 million, respectively, which included approximately $66 million, $62 million, and $59 million of consumer loans, respectively. Although these amounts are not included in nonperforming assets, management reviews loans in this category when considering risk elements to determine the adequacy of Fleet's credit loss reserves. The following reconciliation shows the activity in nonperforming assets by quarter:

                                        1st Quarter    4th Quarter    1st Quarter
    (Dollars in millions)                   1994          1993          1993
    ---------------------            -----------   -----------   -----------
    Balance at beginning of period.....  $  601        $  736        $  990
    Additions:
      Normal...........................        101           122             182
      Due to FDIC loan agreement.......        28             -              -
    Reductions:
      Payments/interest applied........        (27)           (98)            (80)
      Returned to accrual..............     (10)              (32)           (32)
      Sales/other......................     (40)           (53)          (33)
                                           ----          ----          ----
        Subtotal.......................        (77)           (183)          (145)
                                           ----          ----          ----
      Charge-offs/write-downs..........     (44)              (74)           (83)
                                           ----          ----          ----
    Total reductions...................    (121)         (257)          (228)
                                           ----          ----          ----
    Balance at end of period...........  $  609         $  601         $  944
                                           ====          ====          ====


During the first quarter of 1994, nonperforming asset normal additions were $101 million, a decrease of $21 million from the fourth quarter of 1993 and represented a significant improvement over the four quarters of 1993 when the average quarterly additions approximated $158 million.

At March 31, 1994, nonperforming assets decreased $335 million, or 35% from March 31, 1993, due to reduced inflows to nonperformers as first quarter 1994 additions were $101 compared to $122 million in the fourth quarter of 1993 and $182 million in the first quarter of 1993. Nonperforming assets, as a percentage of total loans, leases, OREO and insubstance foreclosures (ISFs), and as a percentage of total assets, were 2.38% and 1.31%, respectively, at March 31, 1994, compared to 2.27% and 1.25%, respectively, at December 31, 1993.

<PAGE 23>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


RESERVE FOR CREDIT LOSSES


A summary of activity in the reserve for credit losses follows:

                                             Three Months Ended
                                                 March 31
     (Dollars in millions)                     1994          1993
     ---------------------                    -----      -----
     Balance, beginning of period               $1,000       $1,029
     Provisions charged against income           22          85
     Recoveries of loans and leases
       charged off                               21          20
     Loans and leases charged off                  (53)       (100)
     Acquisitions/other                         (10)         (1)
                                              -----       -----
     Balance, end of period                   $  980       $1,033
                                              =====       =====


Fleet continually evaluates its reserve for credit losses by performing detailed reviews of certain individual loans and leases, considering the historical net charge-off experience of the portfolio and performing an evaluation of current and anticipated economic conditions and other pertinent factors. Based on these analyses, the Corporation believes that its reserve for credit losses at March 31, 1994 was adequate.

Fleet's reserve for credit losses totaled $980 million at March 31, 1994, or 3.84% of total loans and leases (including loans putable to the FDIC and loss share loans) compared to $1.0 billion at December 31, 1993. The Corporation's reserve for credit losses decreased by $20 million from December 31, 1993 to March 31, 1994 as loans and leases charged-off during the quarter exceeded the amount of the provision and recoveries recognized during the first quarter. The Corporation's ratios of reserve for credit losses to nonperforming assets and reserve for credit losses to nonperforming loans were 161% and 207%, respectively, at March 31, 1994, compared to 166% and 215%, respectively, at December 31, 1993.

The decrease in the provision for credit losses reflects the continued reduction in charge-offs as well as a general improvement in economic conditions. Net charge-offs decreased from $80 million for the three months ended March 31, 1993 to $32 million for the three months ended March 31, 1994. Net charge-offs as a percentage of average loans and leases decreased from 1.23% for the three months ended March 31, 1993 to 0.50% for the same period in 1994.

<PAGE 24>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


CAPITAL


As of March 31, 1994 and December 31, 1993, Fleet's capital ratios, which exceeded all minimum regulatory requirements, were as follows:

                                                  March 31,     December 31,
     (Dollars in millions)                         1994             1993
     ---------------------                     --------      -----------
     Tier 1 capital                                 $ 3,463                $ 3,495
     Total capital                                4,899                 4,939
     Risk adjusted assets                           29,105             29,713
     Tier 1 risk-based capital                         11.9 %          11.8 %
     Total risk-based capital                      16.9            16.6
     Leverage ratio                                    7.3                 7.5
     Common equity/assets                              6.88                6.55
     Total equity/assets                               7.69                7.59


Fleet exceeded the required minimum Tier 1 risk-based capital and required total risk-based capital by approximately $2.3 billion and $2.6 billion, respectively, at March 31, 1994 and December 31, 1993. Fleet exceeded the Federal Reserve Board's minimum leverage requirements by approximately $1.6 billion at March 31, 1994 and December 31, 1993. The March 31, 1994 and December 31, 1993, Tier 1, total capital and leverage ratios do not include any adjustments for FASB No. 115.

Stockholders' equity decreased $69 million from December 31, 1993 to March 31, 1994, as first quarter earnings were offset by three items: normal quarterly dividends, the redemption of preferred stock and the adoption of FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 115 requires that unrealized gains or losses relating to the securities available for sale portfolio be reflected in stockholders' equity. The impact of Statement No. 115 was to decrease period-end stockholders' equity by $37 million.

During the first quarter of 1994, the Corporation called for redemption all of its $1 and $20 par value Preferred Stock with Cumulative and Adjustable Dividends (Preferred Stock) on April 1, 1994. The redemption price was $50 for each share of Preferred Stock plus accrued dividends, or approximately $125 million. The difference between the aggregate redemption price of $125 million and the carrying value of $122 million has been treated as a dividend for earnings per share calculations.

<PAGE 25
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


LIQUIDITY


The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. During the first three months of 1994, the parent received $98.0 million in interest and dividends from subsidiaries and paid $93.9 million in interest and dividends to third parties. Dividends paid by banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings. As of March 31, 1994, banking subsidiaries could have paid $471 million of additional dividends, based upon regulatory calculations; however, banking regulators have the authority to limit further the dividends paid by the Corporation's banking subsidiaries.

The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanks, excluding Fleet Mortgage, funds from the parent for liquidity.

As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $294 million during the three month period ended March 31, 1994. This decrease primarily reflected the use of $1.36 billion for financing activities and $256 million for investing activities, offset in part by $1.32 billion of net cash provided by operating activities. Net cash used for financing activities was largely the result of decreases in customer deposits, decreases in short-term borrowings and redemption of preferred stock. Net cash used for investing activities was principally caused by net purchases of securities available for sale and securities held to maturity, partially offset by net decreases in loans. Cash provided by operating activities was mainly attributable to proceeds from the sale of mortgages held for resale, offset in part by originations and purchases of mortgages held for resale.

At March 31, 1994 and December 31, 1993, the Corporation and its subsidiaries had $2.55 billion in confirmed lines of credit ($1.75 billion at FMG), $795 million and $940 million were outstanding at March 31, 1994 and December 31, 1993, respectively. At March 31, 1994, Fleet had commercial paper outstanding of $1.1 billion compared to $1.3 billion at December 31, 1993. Fleet maintains back-up lines of credit to insure funding will not be interrupted if commercial paper cannot be issued.

The Corporation has filed shelf registration statements with the SEC, that provide for the issuance of senior or subordinated debt securities and warrants to purchase senior or subordinated debt securities. The total amount of funds available under the shelf registrations were $1.8 billion. As of March 31, 1994, $1.1 billion of debt securities has been issued under this shelf, leaving $659 million in debt securities available for future issuance. Also, the Corporation has filed a preferred stock shelf registration with the SEC that permits the issuance of $445 million in preferred stock, all of which remains available for issuance at March 31, 1994.

<PAGE 26>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


Liquidity targets, both at the parent and subsidiary level, are subject to change based on economic and market conditions as well as balance sheet trends. Management believes that the Corporation has sufficient liquidity to meet its obligations to customers and others.


INTEREST-RATE RISK


The asset/liability management process at Fleet ensures that the risk to earnings from changes in interest rates is prudently managed. As part of the Corporation's interest-rate risk management strategy, the Corporation has increased its usage of interest-rate swaps over the past year, as the use of interest-rate swaps for asset-liability management can have substantial advantages compared to on-balance-sheet alternatives. These advantages include improved control of interest-rate risks and enhanced balance sheet liquidity. Fleet expects to continue its prudent use of this valuable tool. On a consolidated basis, Fleet Financial Group had $6.8 billion (notional amount) of interest-rate swaps with external counterparties at March 31, 1994.

Fleet had $5.2 billion of interest-rate swaps to protect it against asset sensitivity, a more rapid repricing of assets than liabilities. The majority of these swaps were executed to hedge a rapid downward repricing of floating-rate assets, primarily short-term prime-based loans, in an environment of declining interest rates. These swap transactions, in which Fleet receives a fixed rate and pays a floating rate, principally London interbank offered rate (LIBOR) based, were primarily executed during the past year.

Fleet also has $1.5 billion of interest rate swaps at March 31, 1994, to protect it against liability sensitivity, a more rapid repricing of liabilities than assets. These swap transactions, in which Fleet pays a fixed rate and receives a floating rate, principally LIBOR based, were primarily executed during the last half of 1993 and the first quarter of 1994.

For swaps used to manage interest-rate risk, net interest income is recognized as it accrues. In the first quarter of 1994, swaps generated $16 million of net interest income compared to $21 million in the first quarter of 1993.

Fleet also provides interest-rate swaps to customers to facilitate their own management of interest-rate risk. Fleet hedges the resulting positions with offsetting interest-rate swaps and futures contracts.

Customer swaps and their offsets are held in a trading account and marked to market. Any valuations changes are reported as earnings. Fleet has $150 million of interest-rate swaps (as well as $1.4 billion of interest-rate caps and floors), representing customer transactions and their offsets.

<PAGE 27>
PART I.  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (continued)


INCOME TAXES


In the first quarter of 1994, the Corporation recognized income tax expense of $87 million, or 39%, of income before income taxes, compared to income tax expense of $75 million, or 40%, for the first quarter of 1993. The effective tax rates exceed the federal statutory rate of 35% due primarily to state and local income taxes, offset partially by tax-exempt income.


RECENT ACCOUNTING DEVELOPMENTS


The FASB has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected future cash flows discounted at the loan's effective interest rate or, observable market price of the impaired loans, or the fair value of the collateral if the loan is collateral-dependent. The effect of adopting this statement has not been fully determined, but it is not expected to have a material adverse impact on the Corporation's results of operations. This statement would apply for fiscal years beginning after December 15, 1994.



PART II.  ITEM 6.


(a)   Exhibit Index


       Exhibit                                                   Page of this
        Number                                                      Report
       -------                                                      ------

           4     Instruments defining the right of security holders,
                  including debentures                                  *

          10(d)  Bonus Plan for Named Executive Officers                28

          11     Statement re-computation of per share earnings            30


      * Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.



(b) Two Form 8-K's were filed during the period from January 1, 1994 to the date of the filing of this report.

        - Current Report on Form 8-K dated March 10, 1994 (reporting an update relating to the Corporation's efficiency improvement program, Fleet Focus '94.)
        - Current Report on Form 8-K dated May 10, 1994 (reporting the execution of an Agreement and Plan of Merger with NBB Bancorp,Inc.)

<PAGE 28>









                               SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      Fleet Financial Group, Inc.
                      ---------------------------
                             (Registrant)




                       /s/  Eugene M. McQuade
                      -------------------------
                          Eugene M. McQuade
                      Executive Vice President
                      Chief Financial Officer




                      /s/  Robert C. Lamb, Jr.
                     --------------------------
                        Robert C. Lamb, Jr.
                      Chief Accounting Officer
                           Controller









DATED:  May 12, 1994