Form 10-Q
period 1994-06-30
FLEET FINANCIAL GROUP INC /RI/
filed 1994-08-12
CIK 50341

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                             ---------------------
                                   FORM 10-Q
                                   ---------

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended June 30, 1994

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.


                    YES   X                        NO ----


The number of shares of common stock of the Registrant outstanding as of July 29, 1994 was 137,765,926.

<PAGE 2>

                            FLEET FINANCIAL GROUP, INC.
                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 1994
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT
               ---------------------------------------------------

                                                                      PAGE
                                                                      ----
PART I.  ITEM 1.  FINANCIAL INFORMATION

     Consolidated Statements of Income
          Three and Six Months Ended June 30, 1994 and 1993             3

     Consolidated Balance Sheets
          June 30, 1994 and December 31, 1993                           5

     Consolidated Statements of Changes in Stockholders' Equity
          Six Months Ended June 30, 1994 and 1993                       6

     Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1994 and 1993                       7

     Condensed Notes to Consolidated Financial Statements               8


PART I.  ITEM 2.

     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    9


PART II.  ITEM 4.

     Submission of Matters to a Vote of Security Holders               24


PART II. ITEM 6.                                                       25


SIGNATURES                                                             26


EXHIBITS                                                               27


<PAGE 3>
                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended
                                                                 June 30
Dollars in millions, except share amounts                   1994         1993
                                                          -------      -------
Interest and fees on loans and leases.............       $  568       $  582
Taxable securities................................          221          213
Tax-exempt securities.............................            8            7
                                                           ----         ----
      Total interest income.......................          797          802
Interest expense:                                          ----         ----
    Deposits......................................          171          194
    Short-term borrowings.........................           76           37
    Long-term debt................................           56           61
                                                           ----         ----
      Total interest expense......................          303          292
                                                           ----         ----
Net interest income...............................          494          510
                                                           ----         ----
Provision for credit losses.......................           12           70
                                                           ----         ----
Net interest income after provision for credit losses       482          440
                                                           ----         ----
Noninterest income:
    Mortgage banking..............................           84           92
    Service charges, fees and commissions.........           77           78
    Investment services revenue...................           43           43
    Securities available for sale gains...........           19          114
    Student loan servicing fees...................           12           14
    FDIC loan administration fees.................           11            5
    Other.........................................           30           45
                                                           ----         ----
      Total noninterest income....................          276          391
                                                           ----         ----
Noninterest expense:
    Employee compensation and benefits............          238          256
    Occupancy.....................................           41           43
    Equipment.....................................           33           32
    Acquired servicing rights amortization........           21          119
    Legal and other professional..................           19           17
    FDIC assessment...............................           17           21
    Core deposit and goodwill amortization........           15           14
    Marketing.....................................           14           13
    Printing and mailing..........................           10           11
    OREO expense..................................            5           16
    Other.........................................           87           99
                                                           ----         ----
      Total noninterest expense...................          500          641
                                                           ----         ----
Income before income taxes........................          258          190
Applicable income taxes...........................          104           78
                                                           ----         ----
Net income before minority interest...............          154          112
Minority interest.................................            2           (7)
                                                           ----         ----
Net income........................................       $  152       $  119
                                                           ====         ====
Net income applicable to common shares............       $  150       $  112
                                                           ====         ====
Weighted average common shares outstanding:
    Primary.......................................  158,229,800  156,026,540
    Fully diluted.................................  158,232,758  156,479,170
Earnings per share:
    Primary.......................................       $ 0.95        $0.72
    Fully diluted.................................         0.95         0.72
Dividends declared................................         0.35         0.25

See accompanying condensed notes to consolidated financial statements

<PAGE 4>
                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Six Months Ended
                                                                 June 30
Dollars in millions, except share amounts                  1994         1993
                                                        -------      -------
Interest and fees on loans and leases.............       $1,120      $ 1,168
Taxable securities................................          430          434
Tax-exempt securities.............................           15           14
                                                          -----        -----
      Total interest income.......................        1,565        1,616
Interest expense:                                          ----         ----
    Deposits......................................          327          399
    Short-term borrowings.........................          137           84
    Long-term debt................................          111          118
                                                           ----         ----
      Total interest expense......................          575          601
                                                           ----         ----
Net interest income...............................          990        1,015
                                                           ----         ----
Provision for credit losses.......................           34          155
                                                           ----         ----
Net interest income after provision for credit losses       956          860
                                                           ----         ----
Noninterest income:
    Mortgage banking..............................          184          196
    Service charges, fees and commissions.........          154          152
    Investment services revenue...................           87           85
    Securities available for sale gains...........           19          133
    Student loan servicing fees...................           24           25
    FDIC loan administration fees.................           25           12
    Other.........................................           82           97
                                                           ----         ----
      Total noninterest income....................          575          700
                                                           ----         ----
Noninterest expense:
    Employee compensation and benefits............          494          511
    Occupancy.....................................           85           87
    Equipment.....................................           67           64
    Acquired servicing rights amortization........           52          147
    Legal and other professional..................           39           42
    FDIC assessment...............................           35           42
    Core deposit and goodwill amortization........           28           26
    Marketing.....................................           27           26
    Printing and mailing..........................           22           22
    OREO expense..................................           12           37
    Restructuring accrual.........................           25            0
    Other.........................................          164          180
                                                           ----         ----
      Total noninterest expense...................        1,050        1,184
                                                           ----         ----
Income before income taxes........................          481          376
Applicable income taxes...........................          191          153
                                                           ----         ----
Net income before minority interest...............          290          223
Minority interest.................................            5           (2)
                                                           ----         ----
Net income........................................       $  285       $  225
                                                           ====         ====
Net income applicable to common shares............       $  275       $  211
                                                           ====         ====
Weighted average common shares outstanding:
    Primary.......................................  157,920,587  152,621,535
    Fully diluted.................................  158,139,767  152,936,904
Earnings per share:
    Primary.......................................       $ 1.74        $1.39
    Fully diluted.................................         1.74         1.38
Dividends declared................................         0.65        0.475

See accompanying condensed notes to consolidated financial statements
                                       -4-

<PAGE 5>                  FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,   December 31,
Dollars in millions, except share amounts                1994           1993
                                                    ----------   -----------
ASSETS
Cash and cash equivalents............................   $  2,187    $  2,213
Securities available for sale (1994 at market;1993 at
  cost,market value $12,931 at December 31, 1993)....     14,926      12,577
Securities held to maturity (market value: $751 at
  June 30, 1994, and $1,580 at December 31, 1993)...         748       1,546
Loans and leases.....................................     26,318      26,310
Reserve for credit losses............................       (970)     (1,000)
Mortgages held for resale............................        895       2,622
Premises and equipment...............................        766         733
Acquired servicing rights............................        632         560
Deferred taxes.......................................        480         360
Accrued interest receivable ........................         299         347
Excess costs over net assets of subsidiaries acquired        192         187
Other intangibles....................................        170         166
Foreclosed property and repossessed equipment........        115         136
Trading account securities...........................         81          91
Other assets.........................................      1,319       1,075
                                                          ------      ------
Total assets.........................................   $ 48,158    $ 47,923
                                                         =======     =======
LIABILITIES:
Deposits:
   Demand............................................   $  6,459    $  6,473
   Regular savings, NOW, money market................     15,788      16,437
   Time..............................................      9,523       8,175
                                                         -------     -------
     Total deposits..................................     31,770      31,085
                                                         -------     -------
Federal funds purchased and securities sold
  under agreements to repurchase.....................      3,754       1,961
Other short-term borrowings..........................      4,417       6,146
Accrued expenses and other liabilities...............      1,354       1,648
Long-term debt:
   Senior............................................      2,255       2,357
   Subordinated......................................      1,086       1,087
                                                         -------     -------
     Total liabilities...............................     44,636      44,284
                                                         -------     -------
STOCKHOLDERS' EQUITY:
Preferred stock .....................................        379         501
Common stock (outstanding 137,757,719 and
  137,381,588 shares)................................        138         137
Common surplus.......................................      1,501       1,492
Retained earnings....................................      1,695       1,509
Net unrealized gain/(loss) on securities.............       (191)          -
                                                         -------     -------
Total stockholders' equity...........................      3,522       3,639
                                                         -------     -------
Total liabilities and stockholders' equity...........   $ 48,158    $ 47,923
                                                         =======     =======

See accompanying condensed notes to consolidated financial statements.

<PAGE 6>
                          FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             NET
Six Months ended June 30                               COMMON                              UNREALIZED
Dollars in millions, except share         PREFERRED    STOCK      COMMON    RETAINED     GAIN/(LOSS) ON
  amounts                                   STOCK      $1 PAR    SURPLUS    EARNINGS       SECURITIES       TOTAL
- - ---------------------------------------   ---------   --------   --------   ---------      -----------    -------
1993
Balance at December 31, 1992               $  604      $  123    $ 1,066    $ 1,217         $     -       $ 3,010
Net income                                      -           -          -        225               -
Cash dividends declared on common
  stock ($.475 per share)                       -           -          -        (65)              -
Cash dividends declared on preferred
  stock                                         -           -          -        (14)              -
Purchase of Series III preferred stock        (50)          -          -        (15)              -
Purchase of Series IV preferred stock         (50)          -          -        (11)              -
Common stock issued in connection with:
   Common stock offering, net of issuance
     costs $10                                  -          12        379          -               -
   Employee benefit and stock option plans
     and conversion of preferred stock          -           2         24         (2)              -
Other items                                     -           -          1         (5)              -
                                            -----        -----     -----       -----          -----        -----
Balance at June 30, 1993                   $  504      $   137   $ 1,470     $ 1,330        $     -      $ 3,441
=================================================================================================================

1994
Balance at December 31, 1993               $  501      $   137   $ 1,492     $ 1,509        $     -     $ 3,639
Net unrealized gain on securities
  available for sale at January 1, 1994         -            -         -           -            224
Net income                                      -            -         -         285              -
Cash dividends declared on common
  stock ($.65 per share)                        -            -         -         (89)             -
Cash dividends declared on preferred
  stock                                         -            -         -         (10)             -
Redemption of preferred stock                (122)           -         -           -              -
Common stock issued in connection with:
   Employee benefit and stock option plans
     and conversion of preferred stock          -            1          9          -              -
Adjustment to valuation reserve
  securities available for sale                 -            -          -          -           (415)
                                            -----        -----     -----       -----          -----        -----
Balance at June 30, 1994                   $  379      $   138   $ 1,501     $ 1,695        $  (191)     $ 3,522
=================================================================================================================

See accompanying condensed notes to consolidated financial statements.


<PAGE 7>
                         FLEET FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Six Months Ended June 30 (Dollars in millions)             1994         1993
- - ------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income.............................................  $   285       $   225
Adjustments for noncash items:
     Depreciation and amortization of premises
       and equipment...................................       52            43
     Amortization of acquired servicing rights and
       other intangible assets.........................       80           173
     Provision for credit losses.......................       34           155
     Deferred income tax benefit.......................       (9)          (45)
     Securities gains..................................      (19)         (133)
     Write down of OREO to fair value..................        5            25
     Minority interest.................................        5            (2)
     Other gains on sales of assets....................      (26)          (33)
Originations and purchases of mortgages held for resale   (7,576)       (8,352)
Proceeds from sale of mortgages held for resale........    9,303         8,078
Net decrease in trading account securities.............       10            47
Decrease (increase) in accrued receivables, net........        5          (108)
(Decrease) increase in accrued liabilities, net........     (194)          233
Other - net............................................       87            47
                                                          ------        ------
          Net cash flow provided by operating
            activities.................................    2,042           353
                                                          ------        ------
Cash Flows from Investing Activities:
Purchases of securities available for sale.............  (11,552)       (3,037)
Proceeds from maturities and sales of
  securities available for sale........................    9,665         4,017
Purchases of securities held to maturity...............     (424)          (35)
Proceeds from maturities of securities held to maturity      475            82
Loans made to customers, nonbank subsidiaries..........     (568)       (1,707)
Principal collected on loans made to customers,
  nonbank subsidiaries.................................      605         1,575
Proceeds from sale of loans............................       35           245
Net (increase) decrease in loans and leases,
  banking subsidiaries.................................     (654)          398
Proceeds from sales of OREO............................       49            59
Proceeds from sale of subsidiary.......................       76             -
Purchases of premises and equipment....................      (85)          (82)
Purchases of acquired servicing rights.................     (131)         (141)
                                                           ------        ------
          Net cash flow (used) provided by investing
            activities.................................   (2,509)        1,374
                                                           ------        ------
Cash Flows from Financing Activities:
Net increase (decrease) in deposits....................      685        (1,086)
Net increase (decrease) in short-term borrowings.......       64        (1,562)
Proceeds from issuance of long-term debt...............        -           325
Repayments of long-term debt...........................     (103)         (457)
Proceeds from issuance of common stock and preferred
  stock................................................       10           415
Redemption of preferred stock..........................     (122)            -
Repurchase of preferred stock held by the FDIC.........        -          (143)
Repurchase of Preferred Stock Series III and IV........        -          (126)
Cash dividends paid....................................      (93)          (71)
                                                          ------        ------
          Net cash flow provided (used) by
           financing activities......................        441        (2,705)
                                                          ------        ------
Net decrease in cash and cash equivalents..............      (26)         (978)

<PAGE 8>

Cash and cash equivalents at the beginning
  of the period........................................     2,213         3,037
                                                           ------        ------
Cash and cash equivalents at the end of the
  period...............................................   $ 2,187       $ 2,059
                                                          =======       =======
Supplemental disclosure for Statements of Cash Flows
Cash paid during the period for:
     Interest expense                                    $    572      $   780
     Income taxes, net of refunds                             110          193

Supplemental disclosure of noncash investing and
  financing activities:
     Transfer of loans to foreclosed property and
       repossessed equipment                                  42            95

See accompanying condensed notes to consolidated financial statements.


<PAGE 9>

                           FLEET FINANCIAL GROUP, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1994


NOTE 1. FINANCIAL STATEMENTS

The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet, FFG or the Corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Registrant, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1994 may not be indicative of operating results for the year ending December 31, 1994. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

NOTE 2. PENDING ACQUISITIONS

On May 9, 1994, the Corporation agreed to acquire NBB Bancorp, Inc. (NBB), the parent company of the New Bedford Institution for Savings, of New Bedford, Massachusetts for approximately $420 million in stock and cash and 2.5 million warrants to purchase Fleet common stock.

Under terms of the agreement, consideration is in the form of approximately 50% stock and 50% cash at $48.50 per NBB share. In addition, NBB shareholders will receive warrants to purchase Fleet stock for each share of NBB common stock at a price of $43 per share. The warrants will be exercisable for a five year period beginning one year after the closing of the transaction. The value of the stock portion of the purchase price is determined based on a 10-day average of the closing prices on the New York Stock Exchange prior to closing. The Corporation will repurchase approximately six million common shares for issuance to NBB shareholders. Funding for the repurchase of Fleet stock and the cash portion of consideration at the closing will be provided through the issuance of debt.

During July 1994, Fleet received regulatory approvals to acquire the $1-billion Sterling Bancshares Corp., Waltham, Mass., and anticipates closing the transaction in the third quarter of 1994.

<PAGE 10>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


OVERALL PERSPECTIVE

   Three Months Ended                                   Six Months Ended
        June 30          Dollars in millions,                June 30
   1994         1993        except per share data       1994        1993
 -------------------------------------------------------------------------
                         Earnings
   $152         $119     Net income                     $285        $225
    505          518     Net interest income (fully    1,009       1,031
                            taxable equivalent basis)
 -------------------------------------------------------------------------
                         Per Common Share
   $0.95       $0.72     Fully diluted earnings        $1.74       $1.38
    0.35        0.25     Cash dividends declared        0.65       0.475
   22.82       21.50     Book value                    22.82       21.50
 -------------------------------------------------------------------------
                         Operating Ratios
    1.28 %      1.05 %   Return on average assets       1.21 %      1.00 %
   19.24       15.51     Return on common equity       17.25       15.38
                         Return on realized common
   18.49       15.51       equity (a)                  17.31       15.38
   64.03       67.28     Efficiency ratio              64.70       66.65
    7.31        7.67     Equity to assets (period end)  7.31        7.67
 -------------------------------------------------------------------------
                         At June 30
 $48,158     $44,841     Total assets                $48,158     $44,841
   3,522       3,441     Stockholders' equity          3,522       3,441
     560         852     Nonperforming assets            560         852
 -------------------------------------------------------------------------

 (a) Excludes average unrealized losses of $127 million for the three months ended June 30, 1994, and average unrealized gains of $11 million for the six months ended June 30, 1994, as a result of the adoption of Financial Accounting Standards Board Statement No. 115 on January 1, 1994.

Net income for the three months and six months ended June 30, 1994 increased 28% and 27%, respectively, from the same periods in 1993. Return on assets and return on equity also improved significantly. The improved results reflect successful implementation of numerous efficiency enhancement initiatives during the second quarter, as well as a continued reduction in asset quality costs.

Return on average assets and return on realized common equity for the second quarter of 1994 were at their highest levels since the first quarter of 1989. Also, total loans increased more than $800 million from the first quarter of 1994, primarily due to the growth in commercial loans of nearly $500 million in the Massachusetts, Connecticut and Rhode Island banking franchises. Additional areas of loan growth during the second quarter of 1994 included commercial real estate and consumer lending with increases of $131 million and $180 million, respectively.

<PAGE 11>

PART I. ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME

                                              For the Six Months Ended June 30
                                              1994                        1993
                                  -------------------------    --------------------------
                                            Interest                     Interest
                                  Average    Earned/           Average    Earned/
Dollars in millions               Balance     Paid     Rate    Balance     Paid      Rate
- - ---------------------             -------   --------   ----    -------   --------    ----
ASSETS

Money market instruments........ $    13    $     -    3.57 %  $   315    $    5     2.95 %
Securities......................  15,260        458    6.02     12,532       454     7.32
Loans and leases................  25,823      1,073    8.37     26,127     1,109     8.56
Other...........................   1,675         53    6.33      2,020        65     6.45
                                  ------     ------    ----     ------     -----     ----
   Total interest-earning assets  42,771      1,584    7.45 %   40,994     1,633     8.03 %
                                  ------     ------    ----     ------     -----     ----
Other nonearning assets.........   4,865          -       -      4,213         -        -
                                  ------     ------    ----     ------     -----     ----
Total assets.................... $47,636    $ 1,584       -    $45,207    $1,633        -
                                 =======     ======    ====     ======     =====     ====

LIABILITIES AND
STOCKHOLDERS' EQUITY

Deposits........................ $24,487    $   327    2.69 %  $25,411    $  399     3.16 %
Borrowings......................  11,366        248    4.41      8,929       203     4.59
                                  ------     ------    ----     ------     -----     ----
   Total interest-bearing
     liabilities................  35,853        575    3.23     34,340       602     3.53
                                  ------     ------    ----     ------     -----     ----
Net interest spread.............       -      1,009    4.22          -     1,031     4.50
                                  ------     ------    ----     ------     -----     ----
Demand deposits and other
  noninterest-bearing time
  deposits......................   6,688          -       -      6,251         -        -
Other liabilities...............   1,461          -       -      1,241         -        -
                                  ------     ------    ----     ------     -----     ----
Total liabilities...............  44,002        575       -     41,832       602        -
                                  ------     ------    ----     ------     -----     ----
Stockholders' equity............   3,634          -       -      3,375         -        -
                                  ------     ------    ----     ------     -----     ----
Total liabilities and
 stockholders' equity........... $47,636      $575        -    $45,207    $  602        -
                                  ------     ------    ----     ------     -----     ----
Net interest margin.............                       4.74 %                        5.05 %
                                  ======     ======    ====     ======     =====     ====

Net interest income on a fully taxable equivalent basis for the six months ended June 30, 1994, decreased $22 million, compared to the same period in 1993, as illustrated in the reduction in the net interest margin.

The net interest margin for the six months ended June 30, 1994 was down 31 basis points compared to the same period in the prior year. The decrease reflects the restructuring of the Corporation's bond portfolio at the beginning of the second quarter of 1994 to shorten the average life of securities in anticipation of a rising rate environment. The net interest margin was also impacted by the Corporation's decision in 1993 to mitigate its interest rate exposure on higher-yielding mortgage-backed securities and long-term fixed-rate securities by selling some of these securities and replacing them with lower-yielding and shorter maturity securities.

<PAGE 12>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


The net interest margin was also negatively impacted by the rising interest rate environment. In an increasing interest rate environment, the Corporation's net interest margin will initially be negatively impacted as the Corporation's interest-bearing liabilities reprice more rapidly than its interest-earning assets. This was evident during the first six months of 1994 as the Federal Reserve increased short-term borrowing rates by 125 basis points, which prompted the Corporation to increase its prime rate by the same amount. The net interest margin was negatively impacted by these events as the repricing of the Corporation's prime-based interest-earning assets lagged the repricing of its interest-bearing liabilities.

Average interest-earning assets increased $1.8 billion due to net purchases of approximately $2.2 billion of securities, primarily U.S. Treasury securities, in the first half of 1994. The increase in average interest earning assets was primarily funded by increases in short-term borrowings.


NONINTEREST INCOME

  Three Months Ended                                                     Six Months Ended
       June 30                                                                June 30
  1994         1993    Dollars in millions                               1994         1993
- - --------------------------------------------------------------------------------------------
                       Operating noninterest income:
   $84          $92      Mortgage banking                                $184         $196
    43           43      Service charges on deposits                       87           86
    43           43      Investment services revenue                       87           85
    18           18      Other service charges, fees and commissions       35           33
    12           14      Student loan servicing fees                       24           25
    11            5      FDIC loan administration fees                     25           12
     8            8      Merchant discount fees                            15           14
     4            5      Brokerage fees and commissions                     9           10
     4            4      Insurance                                          8            9
    23           39      Other                                             75           86
 -------------------------------------------------------------------------------------------
   250          271        Total operating noninterest income             549          556
 -------------------------------------------------------------------------------------------
                        Trading income:
     3            5       Securities                                        6           10
     4            1       Foreign exchange/interest rate products           1            1
 -------------------------------------------------------------------------------------------
     7            6         Total trading income                            7           11
 -------------------------------------------------------------------------------------------
    19          114     Securities available for sale gains                19          133
 -------------------------------------------------------------------------------------------
  $276         $391         Total noninterest income                     $575         $700
 ===========================================================================================

<PAGE 13>

PART I. ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


Operating noninterest income (as defined in the preceding table) decreased approximately 8% and 1%, respectively, for the three months and six months ended June 30, 1994 in comparison to the same periods of the prior year.

Mortgage banking revenue decreased $8 million from the second quarter of 1993 to the second quarter of 1994 and $12 million from the first six months of 1993 compared to the first six months of 1994 as shown in the following table.


  Three Months Ended                                         Six Months Ended
       June 30                                                    June 30
  1994         1993     Dollars in millions                  1994         1993
 ------------------------------------------------------------------------------
   $62          $43     Net loan servicing revenue           $128         $103
     5           39     Mortgage production revenue            28           71
    17           10     Gains on sale of mortgage servicing    28           22
 ------------------------------------------------------------------------------
   $84          $92     Mortgage banking noninterest income  $184         $196
 ==============================================================================

The decrease in mortgage banking revenue is largely due to lower mortgage production revenue, primarily the component relating to gains on sales of loans, as a result of a less favorable interest rate environment. Fleet Mortgage Group (FMG), the Corporation's mortgage banking subsidiary, recognized $67 million in gains on sales of loans in the first half of 1993 compared to $24 million in the first half of 1994, a 64% decline.

Net loan servicing revenue, which had been adversely affected throughout 1993 by prepayments, increased $25 million, or 24%, for the first six months of 1994 compared to the same period in 1993 and $19 million, or 44%, in the second quarter of 1994 compared to the second quarter of 1993. These increases were primarily due to accelerated amortization charges on capitalized excess servicing fees during the second quarter of 1993. However, increases in servicing revenue were also due to the growth of the loan servicing portfolio. FMG's mortgage servicing portfolio totaled $73.4 billion at June 30, 1994, compared to $68.2 billion a year earlier, an increase of 8%.

Other operating noninterest income decreased $16 million on a quarter-to-quarter basis primarily due to a decline in the value of investments at Fleet Equity Partners, coupled with a $9 million decline in consumer finance servicing income at Fleet Finance, Inc. due to a lower amount of average loans being serviced. These decreases were offset by a $6 million increase in FDIC loan administration fees due to a higher volume of principal collections during the second quarter of 1994.

<PAGE 14>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


The decrease in securities available for sale gains is primarily due to the sale of approximately $2.4 billion of mortgage-backed securities during the second quarter of 1993 in order to reduce prepayment sensitivity and shorten the maturity of the portfolio. The $19 million of securities gains recognized in the second quarter of 1994 resulted from the sale of U.S. Treasury securities ($10 million) and the sale of equity securities ($9 million). The U.S. Treasury securities were sold as part of a restructuring of the Corporation's bond portfolio early in the quarter to shorten the average life of securities in anticipation of a rising interest rate environment.


NONINTEREST EXPENSE


  Three Months Ended                                          Six Months Ended
        June 30                                                    June 30
  1994          1993    Dollars in millions                    1994       1993
 ------------------------------------------------------------------------------
  $238          $256    Employee compensation and benefits     $494       $511
    41            43    Occupancy                                85         87
    33            32    Equipment                                67         64
    21           119    Acquired servicing rights amortization   52        147
    17            21    FDIC assessment                          35         42
    15            14    Core deposit and goodwill amortization   28         26
    14            11    Other professional fees                  27         27
    14            13    Marketing                                27         26
    10            11    Printing and mailing                     22         22
    10            10    Charge card                              19         19
     9            10    Telephone                                18         19
     8             9    Office supplies                          15         17
     5            16    OREO expense                             12         37
     5             6    Legal fees                               12         15
     7             7    Travel and entertainment                 13         14
     -             -    Restructuring accrual                    25          -
    53            63    Other                                    99        111
 ------------------------------------------------------------------------------
  $500          $641    Total noninterest expense            $1,050     $1,184
 ==============================================================================

Noninterest expense in the second quarter of 1994 totaled $500 million, compared to $551 million for the second quarter of 1993, excluding the accelerated mortgage servicing rights amortization of $90 million incurred in the second quarter of 1993, a decrease of 9.3%. Excluding the restructuring charge recorded in the first quarter of 1994, and the accelerated mortgage servicing rights amortization, noninterest expense was $1,025 million and $1,094 million for the six months ended June 30, 1994 and June 30, 1993, respectively, which represents a 6.3% decrease on a year-to-date comparison. These decreases are mainly attributable to the initial results from Fleet Focus, the Corporation's efficiency improvement program, as several initiatives were implemented during the second quarter of 1994, and a decrease in OREO expense, as foreclosed property and repossessed equipment has decreased from $218 million at June 30, 1993 to $115 million at June 30, 1994, a 47% decline.

<PAGE 15>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Also, FDIC assessment fees have decreased due to upgrades in the Corporation's banking subsidiaries' ratings based upon the strength of their capital positions and other factors. In addition, the Corporation recorded a $5 million charge relating to the sale of certain short-to-intermediate-term instruments held in three proprietary money market funds, with the proceeds reinvested in instruments considered more appropriate for these types of funds.


EARNINGS BY SUBSIDIARY

<CATION>

    Three Months Ended                                      Six Months Ended
         June 30                                                 June 30
   1994          1993      Dollars in thousands             1994        1993
 ---------------------------------------------------------------------------
                           BANKING
 $45,856      $58,998       New York                     $83,881     $83,222
  24,252       11,865       Rhode Island                  48,678      20,550
  10,424       25,201       Massachusetts                 38,126      50,761
  12,354       44,272       Connecticut                   30,841      75,948
   (330)        6,222       Maine                          6,109      10,125
 (1,651)        5,996       New Hampshire                  4,059       8,255
     244        5,622       Fleet Investment Group         6,154      11,463
 ---------------------------------------------------------------------------
  91,149      158,176         Total                      217,848     260,324
 ---------------------------------------------------------------------------
                           FINANCIAL SERVICES
   9,069     (28,593)       Fleet Mortgage (a)            19,523     (6,947)
   5,418        4,885       Fleet Credit                   9,479       7,239
 (2,077)          780       Fleet Equity Partners          4,782       2,590
     742          788       Fleet Brokerage                1,807       1,520
     827          739       AFSA Data                      1,695       1,548
     744        1,392       Fleet Securities               1,006       2,895
       0        2,572       Fleet Factors (b)              1,096       4,513
  (3,052)       2,644       Fleet Finance                 (3,196)      2,823
 ---------------------------------------------------------------------------
  11,671     (14,793)         Total                       36,192      16,181
 ---------------------------------------------------------------------------
  49,379     (24,713)      PARENT                         31,238     (51,583)
 ---------------------------------------------------------------------------
$152,199    $118,670      Total net income              $285,278    $224,922
============================================================================

(a) Net of minority interest of $2.2 million and ($6.8) million for the 1994 and 1993 quarters, respectively, and $4.7 million and ($1.7) million year-to-date, respectively.
(b)  Fleet Factors was sold in the first quarter of 1994.

The Banking Group's earnings for the second quarter of 1994 were negatively impacted by $60.5 million (after-tax) due to the partial allocation of the previously announced $150 million (pre-tax) restructuring accrual, with an offsetting positive impact at the FFG Parent. The allocation methodology used was based upon the impact on each bank of various efficiency improvement ideas, including severance charges and occupancy costs. The greatest impact of the restructuring charge allocation occurred at Fleet-New York and Fleet-Massachusetts where earnings were reduced by $16.9 million and $15.5 million, respectively. Earnings at the Banking Group for the first half of

<PAGE 16>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


1993 included $78.0 million of securities gains from the sale of approximately $2.4 billion of mortgage-backed securities during the second quarter of 1993 in order to reduce prepayment sensitivity and shorten the maturity of the portfolio (compared to $5.9 million of securities gains in the first six months of 1994). Excluding the allocations of the restructuring charge and securities gains, the Banking Group's year-to-date earnings increased $90 million from $182.4 million in 1993 to $272.4 million in 1994. This 49% increase is primarily attributable to a decrease in credit costs of $67.9 million as asset quality continues to improve, and a $24.3 million decrease in employee compensation and benefits as a result of the Corporation's efficiency improvement program. The largest decreases in asset-quality related costs occurred at Fleet-New York ($41 million), Fleet-Rhode Island ($16 million) and Fleet-Connecticut ($8 million).

Fleet Investment Group earnings decreased $5.4 million during the second quarter of 1994 compared to the second quarter of 1993 due to a $2.4 million (after-tax) charge related to the above-mentioned allocation of the restructuring accrual and a $3 million (after-tax) charge relating to the sale of certain short-to-intermediate-term instruments held in three proprietary money market funds.

Fleet Mortgage, the Corporation's mortgage banking subsidiary, contributed income of $19.5 million in the first half of 1994, compared to a loss of $6.9 million in the first half of 1993, net of minority interest in each case. The loss in 1993 resulted from the recognition of a $49 million after-tax charge related to the accelerated amortization of servicing rights. Earnings for the 1994 period were adversely affected by the rising interest rate environment which has caused lower production revenue offset partially by an increase in servicing revenue. See Noninterest Income section for more information on mortgage banking revenue.

Fleet Credit's earnings increased by $2.2 million for the first six months of 1994 compared to the same period in the prior year, due to improved asset quality costs as nonperforming assets decreased from $42.2 million at June 30, 1993 to $18.3 million at June 30, 1994.

Fleet Equity Partners' income increased by $2.2 million for the first half of 1994 when compared to the same period in 1993 due to both realized and unrealized gains on investments. Fleet Equity Partners recorded a loss of $2.1 million for the second quarter of 1994 due to decreased valuations of the entity's investments, primarily in the communications area.

Fleet Securities reported net income of $1.0 million for the first half of 1994 compared to $2.9 million for the same period in 1993. The decrease in earnings was due to the adverse impact of the increasing interest rate environment on the municipal securities market.

Fleet Finance lost $3.2 million in the first six months of 1994, compared to earnings of $2.8 million in the first six months of 1993, as high asset quality costs continue to negatively impact earnings.

<PAGE 17>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


LOANS AND LEASES

                                       June 30,     March 31,   December 31,
  Dollars in millions                      1994          1994           1993
  --------------------------------------------------------------------------
   Commercial and industrial            $11,196       $10,708        $11,299
   Consumer                               7,485         7,415          7,531
   Commercial real estate:
     Construction                           492           461            477
     Interim/permanent                    3,857         3,757          3,917
  --------------------------------------------------------------------------
       Total commercial real estate       4,349         4,218          4,394
  --------------------------------------------------------------------------
   Residential real estate                2,246         2,136          2,052
   Lease financing                        1,042         1,018          1,034
  --------------------------------------------------------------------------
  Total loans and leases                $26,318       $25,495        $26,310
  ==========================================================================

Total loans and leases have increased $823 million since March 31, 1994, primarily due to a $488 million increase in commercial loans due to both new loans and seasonal advances principally at Fleet-Massachusetts, Fleet-Rhode Island and Fleet-Connecticut. Also, consumer loans, including residential real estate, increased $180 million as credit card receivables increased $98 million and residential real estate increased $110 million, offset by decreases in home equity loans and student loans.

Commercial loans and commercial real estate loans have decreased $103 million and $45 million, respectively, over the first six months of 1994 partially due to significant paydowns, including $378 million of principal collected during the first half of 1994 on loans subject to federal financial assistance, and $66 million of loans put back to the FDIC under federal financial assistance agreements. In addition, the sale of Fleet Factors in the first quarter of 1994 resulted in a $333 million decrease in commercial loans.

The federal financial assistance agreement with the FDIC relating to loans acquired as part of the Bank of New England acquisition in 1991 expired on July 14, 1994. Subsequent to June 30, 1994, less than $25 million of commercial and commercial real estate loans, out of a $2.0 billion portfolio, were put back to the FDIC.

<PAGE 18>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


NONPERFORMING ASSETS(a)

The balance of nonperforming assets is as follows.

                                                  June 30, 1994
                                 --------------------------------------------
                                   Commercial   Commercial
                                         and         Real   Consumer/
Dollars in millions                Industrial      Estate       Other   Total
- - -----------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90
    days past due..................  $  70         $  36       $  11    $ 117
  Noncurrent.......................     88            74         166      328
OREO/ISF...........................      9            61          45      115
- - -----------------------------------------------------------------------------
Total nonperforming assets
  at June 30, 1994.................  $ 167         $ 171       $ 222    $ 560
=============================================================================
Total nonperforming assets
  at December 31, 1993.............  $ 231         $ 159       $ 211    $ 601
=============================================================================

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($101 million and $77 million at June 30, 1994 and December 31, 1993, respectively, which include approximately $68 million and $62 million of consumer loans, respectively), or assets subject to federal financial assistance ($90 million and $118 million at June 30, 1994 and December 31, 1993, respectively).

Nonperforming assets were down $41 million from December 31, 1993, due to continued improvement in the portfolio. The largest decreases were noted at Fleet-New York, Fleet-Rhode Island and Fleet Credit.

The following reconciliation shows the activity in nonperforming assets by quarter.

                                     2nd Quarter   1st Quarter   2nd Quarter
    Dollars in millions                     1994          1994          1993
    ------------------------------------------------------------------------
    Balance at beginning of period....... $  609        $  601        $  944
    Additions............................     97           101           186
    Increase due to FDIC loan agreement..      -            28             -
    Reductions:
      Payments/interest applied..........    (65)          (27)         (110)
      Returned to accrual................     (9)          (10)          (38)
      Sales/other........................    (38)          (40)          (50)
    ------------------------------------------------------------------------
        Subtotal.........................   (112)          (77)         (198)
    ------------------------------------------------------------------------
      Charge-offs/write-downs............    (34)          (44)          (80)
    ------------------------------------------------------------------------
    Total reductions.....................   (146)         (121)         (278)
    ------------------------------------------------------------------------
    Balance at end of period............. $  560        $  609        $  852
    ========================================================================

<PAGE 19>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


At June 30, 1994, nonperforming assets decreased $292 million, or 34% from June 30, 1993, due to reduced inflows to nonperformers as second quarter 1994 additions were $97 million compared to $101 million in the first quarter of 1994 and $186 million in the second quarter of 1993. Nonperforming assets, as a percentage of total loans, leases, OREO and insubstance foreclosures (ISFs), and as a percentage of total assets, were 2.12% and 1.16%, respectively, at June 30, 1994, compared to 2.27% and 1.25%, respectively, at December 31, 1993.


RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows.

   Three Months Ended                                     Six Months Ended
        June 30                                               June 30
   1994         1993    Dollars in millions              1994         1993
   -----------------------------------------------------------------------
   $980       $1,033    Balance, beginning of period   $1,000       $1,029
                        Provisions charged against
     12           70      income                           34          155
                        Recoveries of loans and leases
     26           23      charged off                      47           44
    (47)         (95)    Loans and leases charged off    (100)        (196)
     (1)          (3)    Acquisitions/other               (11)          (4)
   -----------------------------------------------------------------------
   $970       $1,028    Balance, end of period           $970       $1,028
   =======================================================================

The Corporation's reserve for credit losses decreased by $30 million from December 31, 1993 to June 30, 1994, as loans and leases charged off during the quarter exceeded the amount of the provision and recoveries recognized during the period. The decrease in the provision for credit losses reflects the continued reduction in charge-offs as well as a general improvement in economic
conditions.   Net charge-offs as a percentage of average loans and leases decreased from 1.17% for the six months ended June 30, 1993 to 0.41% for the same period in 1994. The Corporation's ratios of reserve for credit losses to nonperforming assets and reserve for credit losses to nonperforming loans were 173% and 218%, respectively, at June 30, 1994, compared to 166% and 215%, respectively, at December 31, 1993.

<PAGE 20>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

SECURITIES

                                                  June 30, 1994          December 31, 1993
                                              ----------------------------------------------
                                              Amortized      Market    Amortized      Market
Dollars in millions                              Cost        Value        Cost        Value
- - --------------------------------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury and government agencies        $7,851       $7,739      $5,775       $5,950
   Mortgage-backed securities                    7,010        6,802       5,739        5,878
   State and municipal                               0            0         733          747
   Other debt securities                           192          193         250          257
- - --------------------------------------------------------------------------------------------
      Total debt securities                     15,053       14,734      12,497       12,832
- - --------------------------------------------------------------------------------------------
   Marketable equity securities                     78           94          64           83
   Other securities                                 98           98          16           16
- - --------------------------------------------------------------------------------------------
   Total securities available for sale         $15,229      $14,926     $12,577      $12,931
============================================================================================
   Total securities held to maturity              $748         $751      $1,546       $1,580
============================================================================================
   Total securities                            $15,977      $15,677     $14,123      $14,511
============================================================================================

U.S. Treasury and government agencies securities increased $2.1 billion due primarily to net purchases of $2.2 billion of U.S. Treasury securities during the first six months of 1994 as part of the Corporation's restructuring of its portfolio to shorten the average life of securities in anticipation of a rising rate environment. Total sales of U.S. Treasury securities during the first half of 1994 generated securities gains of $10 million. During the second quarter of 1994, the Corporation also sold approximately $23 million of equity securities which resulted in gains of $9 million.

<PAGE 21>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

FUNDING SOURCES

                                                    June 30,     December 31,
Dollars in millions                                     1994             1993
- - -----------------------------------------------------------------------------
Deposits:
   Demand                                            $ 6,459          $ 6,473
   Regular savings, NOW, money market                 15,788           16,437
   Time                                                9,523            8,175
- - -----------------------------------------------------------------------------
      Total deposits                                  31,770           31,085
- - -----------------------------------------------------------------------------
Borrowed funds:
   Federal funds purchased                             1,609              442
   Securities sold under agreements to repurchase      2,145            1,519
   Commercial paper                                      731            1,337
   Treasury, tax and loan                              2,628            2,759
   Other                                               1,058            2,050
- - -----------------------------------------------------------------------------
      Total borrowed funds                             8,171            8,107
Notes and debentures                                   3,341            3,444
- - -----------------------------------------------------------------------------
Total                                                $43,282          $42,636
=============================================================================

Total deposits increased $685 million, or 2.2%, from December 31, 1993 to June 30, 1994, due primarily to the purchase of 29 New York State branches formerly owned by Chemical Bank. In addition, the Corporation's mix of total deposits has shifted slightly as time deposits have increased by $1.3 billion while regular savings, NOW and money market deposits have decreased by $649 million.

Federal funds purchased and securities sold under agreements to repurchase have increased by $1,167 million and $626 million, respectively, from December 31, 1993 to June 30, 1994, as these funding sources have offered more favorable interest rates compared to other borrowing sources. These funds were primarily used to purchase securities during the second quarter of 1994. Commercial paper and other borrowed funds have decreased by $606 million and $992 million, respectively, from December 31, 1993 to June 30, 1994. These decreases were primarily at Fleet Mortgage Group as these borrowings are used to fund mortgages held for resale which have declined by $1.7 billion during the same period.

<PAGE 22>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY

The following liquidity discussion focuses primarily on developments since December 31, 1993. Accordingly, it should be read in conjunction with the liquidity section on pages 19-20 of the Corporation's 1993 Annual Report to Stockholders.

The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, excluding Fleet Mortgage, funds from the parent for liquidity. During the first six months of 1994, the parent received $231.9 million in interest and dividends from subsidiaries and paid $167.6 million in interest and dividends to third parties. Dividends paid by the Corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings.

As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $26 million during the six month period ended June 30, 1994. This decrease primarily reflected the use of $2.51 billion for investing activities offset in part by $2.04 billion of net cash provided by operating activities and $441 million provided by financing activities. Net cash used for investing activities was principally caused by net purchases of securities available for sale and securities held to maturity coupled with net increases in loans and
leases at the banking subsidiaries.   Cash provided by operating activities was
mainly attributable to proceeds from the sale of mortgages held for resale, offset in part by originations and purchases of mortgages held for resale.
Cash provided by financing activities was due primarily to increases in deposits offset in part by repayments of long-term debt.

At June 30, 1994 and December 31, 1993, the Corporation and its subsidiaries had $2.55 billion in confirmed lines of credit; $700 million and $940 million were outstanding at June 30, 1994 and December 31, 1993, respectively. The amounts outstanding under the lines of credit relate to FMG at both June 30, 1994 and December 31, 1993. On August 1, 1994, FMG increased its available lines of credit from $1.75 billion to $2.20 billion. At June 30, 1994, Fleet had commercial paper outstanding of $731 million compared to $1.3 billion at December 31, 1993. Fleet maintains back-up lines of credit to ensure funding will not be interrupted if commercial paper cannot be issued.

The Corporation has filed shelf registration statements with the SEC that provide for the issuance of senior or subordinated debt securities and warrants to purchase senior or subordinated debt securities. The total amount of funds available under the shelf registrations was $1.8 billion. As of June 30, 1994, $1.1 billion of debt securities has been issued under this shelf, leaving $629 million in debt securities available for future issuance. Also, the Corporation has filed a preferred stock shelf registration with the SEC that permits the issuance of $445 million in preferred stock, all of which remains available for issuance at June 30, 1994.

<PAGE 23>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


ASSET AND LIABILITY MANAGEMENT

The asset/liability management process at Fleet ensures that the risk to earnings fluctuations from changes in interest rates is prudently managed. To measure and monitor interest-rate risk, management uses various tools, which include an interest-rate sensitivity "gap" analysis, a "rate shock" analysis, and an interest-rate risk reporting schedule, as well as simulation models of balance sheet and interest-rate scenarios under alternative conditions. Internal parameters have been established as guidelines for monitoring these measurements. These guidelines serve as benchmarks for determining actions to balance the current position against overall strategic goals. As of June 30, 1994, management believes the Corporation was in a relatively neutral interest-rate sensitivity position.

As part of the Corporation's interest-rate risk management strategy, the Corporation has increased its usage of interest-rate swaps over the past year, as the use of interest-rate swaps for asset/liability management can have substantial advantages compared to on-balance-sheet alternatives. These advantages include improved control of interest-rate risks and enhanced balance sheet liquidity. Fleet expects to continue its prudent use of this valuable tool. On a consolidated basis, Fleet Financial Group had $6.6 billion (notional amount) of interest-rate risk management swaps with external counterparties at June 30, 1994.

                                                 Weighted
                                                 Average
                                      Notional   Maturity   Fair   Weighted Average Rate
Dollars in millions                    Value     (years)   Value    Receive        Pay
- - ----------------------------------------------------------------------------------------
Interest-rate risk management swaps:
   Receive fixed/pay variable          $2,503      1.3       $9      7.04 %       4.99 %
   Pay fixed/receive variable           1,296      4.3       62      4.56         5.82
   Basis swaps                             80      2.4       (3)      (a)          (a)
   Index-amortizing swaps receive
      fixed/pay variable                2,770      1.2 (b)  (96)     5.29         5.58
- - ----------------------------------------------------------------------------------------
      Total                            $6,649      1.9     $(28)     5.81 %       5.40 %
========================================================================================

(a)  Basis swaps are interest-rate swaps in which both amounts paid and received are based on floating rates.
(b)  $2.6 billion of index-amortizing swaps have the potential to extend one additional year, while one five-year $200-million swap has the potential to extend an additional two years.

The interest-rate risk management swap activity for the six months ended June 30, 1994 is summarized in the following table.


Notional Amounts                 Receive     Pay                  Index-          Total
Dollars in millions               Fixed     Fixed     Basis     Amortizing        Swaps
- - ----------------------------------------------------------------------------------------
Balance at December 31, 1993     $ 2,249   $   985     $  -       $ 2,770       $ 6,004
   Additions                         624       311       80             -         1,015
   Maturities                       (370)        -        -             -          (370)
   Terminations                        -         -        -             -             -
- - ----------------------------------------------------------------------------------------
Balance at June 30, 1994         $ 2,503   $ 1,296     $ 80       $ 2,770       $ 6,649
========================================================================================

<PAGE 24>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


The total notional amount of all interest-rate swaps at June 30, 1994 was $7.4 billion compared to $6.6 billion at December 31, 1993. These amounts include $739 million and $614 million, respectively, of customer swaps. The customer swap portfolio is carried at market value. Customer swaps contributed $1.5 million of trading revenue for the second quarter of 1994.

CAPITAL

As of June 30, 1994 and December 31, 1993, Fleet's capital ratios, which exceeded all minimum regulatory requirements, were as follows:

                                         June 30,    December 31,
        Dollars in millions                  1994            1993
        ---------------------------------------------------------
        Tier 1 capital                     $3,540          $3,495
        Total capital                       4,966           4,939
        Risk adjusted assets               29,936          29,713
        Tier 1 risk-based capital            11.8 %          11.8 %
        Total risk-based capital             16.6            16.6
        Leverage ratio                        7.4             7.5
        Common equity/assets                 6.53            6.55
        Total equity/assets                  7.31            7.59


The Corporation's capital ratios have remained relatively stable from December 31, 1993 to June 30, 1994. Fleet exceeded the required minimum Tier 1 risk-based capital and required total risk-based capital by approximately $2.3 billion and $2.6 billion, respectively, at both June 30, 1994 and December 31, 1993. Fleet exceeded the Federal Reserve Board's minimum leverage requirements by approximately $1.6 billion at both June 30, 1994 and December 31, 1993. The June 30, 1994 and December 31, 1993, Tier 1 capital, total capital and leverage ratios do not include any adjustments for unrealized gains or losses relating to securities available for sale.

<PAGE 25>

PART II. ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)   The Corporation held its Annual Meeting of Stockholders on
      April 20, 1994.

(b)   Not applicable

(c)   A brief description of each matter voted upon at the meeting,
      and the number of votes      cast for, against or withheld, as well
      as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

      Four matters were voted on at the Annual Meeting:

      1.  Election of Directors.

      All five nominees for election as directors for three-year terms were elected. There were no abstentions or broker non-votes for any of the nominees.

            Name of Director             For         Against
            ----------------             ---         -------
            William Barnet, III      110,959,185    1,182,130
            Lafayette Keeney         110,931,100    1,210,215
            Raymond C. Kennedy       110,961,812    1,179,503
            Ruth R. McMullin         110,902,073    1,239,242
            Terrence Murray          110,725,857    1,415,418

      2. Amendment and Restatement of the Corporation's 1992 Stock Option and Restricted Stock Plan.

      The second proposal voted on by stockholders of the Corporation, to amend and restate the Corporation's 1992 Stock Option and Restricted Stock Plan (the "1992 Plan"), was approved, with 98,849,835 votes cast for, 12,265,698 votes cast against, 1,025,782 abstentions and no broker non-votes. Such amendment and restatement provided for an increase in the number of shares issuable under the 1992 Plan, eliminated certain discretion granted to the stock option committee, extended certain post-active employment exercise rights and qualified stock options, stock appreciation rights and restricted stock granted under the 1992 Plan for an exemption from the deductibility limitation set forth in certain IRS regulations.

<PAGE 26>

PART II. ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (continued)

      3.  Adoption of a Performance-Based Bonus Plan.

      The third proposal voted on by stockholders of the Corporation, to adopt a performance-based bonus plan, was approved, with 104,200,543 votes cast for, 6,553,228 votes cast against, 1,387,544 abstentions and no broker non-votes. Such plan permits the awarding of bonuses to certain executive officers of the Corporation based on the Corporation's yearly financial performance as measured by return on equity and net income of the Corporation, as adjusted for extraordinary charges.

      4.   Ratification of Selection of Independent Auditors.

      The proposal to appoint KPMG Peat Marwick to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1994 was approved, with 110,819,620 votes cast for, 866,584 votes cast against, 455,111 abstentions and no broker non-votes.

(d)   Not applicable.


PART II. ITEM 6.


(a)   Exhibit Index

        Exhibit                                          Page of this
        Number                                               Report
        -------------------------------------------------------------
           4    Instruments defining the right of security      *
                   holders, including debentures

          11    Statement re-computation of per share          27
                   earnings

      * Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) One Form 8-K was filed during the period from April 1, 1994 to the date of the filing of this report.
      - Current Report on Form 8-K dated May 10, 1994 (reporting the execution of an Agreement and Plan of Merger with NBB Bancorp, Inc.).

<PAGE 27>









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









DATED:  August 12, 1994