Form 10-Q/A
period 1994-06-30
FLEET FINANCIAL GROUP INC /RI/
filed 1994-10-26
CIK 50341

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                             ---------------------
                                  FORM 10-Q/A
                                  -----------

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

<PAGE 3>

PART I. ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)


NET INTEREST INCOME

                                              For the Six Months Ended June 30
                                              1994                        1993
                                  -------------------------    --------------------------
                                            Interest                     Interest
                                  Average    Earned/           Average    Earned/
Dollars in millions               Balance     Paid     Rate    Balance     Paid      Rate
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

                                  ======     ======    ====     ======     =====     ====
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

<PAGE 4>

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


NONINTEREST INCOME

  Three Months Ended                                                     Six Months Ended
       June 30                                                                June 30
  1994         1993    Dollars in millions                               1994         1993
- --------------------------------------------------------------------------------------------
                       Operating noninterest income:
   $84          $92      Mortgage banking                                $184         $196
    43           43      Service charges on deposits                       87           86
    43           43      Investment services revenue                       87           85
    18           18      Other service charges, fees and commissions       35           33
    12           14      Student loan servicing fees                       24           25
    11            5      FDIC loan administration fees                     25           12
     8            8      Merchant discount fees                            15           14
     4            5      Brokerage fees and commissions                     9           10
     4            4      Insurance                                          8            9
    23           39      Other                                             75           86
 -------------------------------------------------------------------------------------------
   250          271        Total operating noninterest income             549          556
 -------------------------------------------------------------------------------------------
                        Trading income:
     3            5       Securities                                        6           10
     4            1       Foreign exchange/interest rate products           1            1
 -------------------------------------------------------------------------------------------
     7            6         Total trading income                            7           11
 -------------------------------------------------------------------------------------------
    19          114     Securities available for sale gains                19          133
 -------------------------------------------------------------------------------------------
  $276         $391         Total noninterest income                     $575         $700
 ===========================================================================================

<PAGE 5>

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

<PAGE 6>

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

<PAGE 7>

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


EARNINGS BY SUBSIDIARY

<CATION>

    Three Months Ended                                      Six Months Ended
       June 30 (c)                                             June 30 (c)
    1994         1993      Dollars in thousands             1994        1993
 ---------------------------------------------------------------------------
                           BANKING
 $62,726      $58,998       New York                    $100,751     $83,222
  28,362       11,865       Rhode Island                  52,788      20,550
  25,908       25,201       Massachusetts                 53,610      50,761
  20,645       44,272       Connecticut                   39,132      75,948
   7,276        6,222       Maine                         13,715      10,125
   3,992        5,996       New Hampshire                  9,702       8,255
   2,696        5,622       Fleet Investment Group         8,606      11,463
 ---------------------------------------------------------------------------
 151,605      158,176         Total                      278,304     260,324
 ---------------------------------------------------------------------------
                           FINANCIAL SERVICES
   9,069     (28,593)       Fleet Mortgage (a)            19,523     (6,947)
   5,718        4,885       Fleet Credit                   9,779       7,239
 (2,077)          780       Fleet Equity Partners          4,782       2,590
     742          788       Fleet Brokerage                1,807       1,520
     827          739       AFSA                           1,695       1,548
     884        1,392       Fleet Securities               1,146       2,895
       0        2,572       Fleet Factors (b)              1,096       4,513
 (3,052)        2,644       Fleet Finance                (3,196)       2,823
 ---------------------------------------------------------------------------
  12,111     (14,793)         Total                       36,632      16,181
 ---------------------------------------------------------------------------
(11,517)     (24,713)       PARENT                      (29,658)    (51,583)
 ---------------------------------------------------------------------------
$152,199     $118,670       Total Net Income            $285,278    $224,922
============================================================================

(a) Net of minority interest of $2.2 million and ($6.8) million for the 1994 and 1993 quarters, respectively, and $4.7 million and ($1.7) million year-to-date, respectively.
(b)  Fleet Factors was sold in the first quarter of 1994.
(c) The internal allocation of the Corporation's restructuring charge has not been reflected in the above table.

<PAGE 8>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)


Earnings at the Banking Group for the first half of 1993 included $78.0 million of securities gains from the sale of approximately $2.4 billion of mortgage-backed securities during the second quarter of 1993 in order to reduce prepayment sensitivity and shorten the maturity of the portfolio (compared to $5.9 million of securities gains in the first six months of 1994). Excluding securities gains, the Banking Group's year-to-date earnings increased $90 million from $182.4 million for the first six months of 1993 to $272.4 million in 1994. This 49% increase is primarily attributable to a decrease in credit costs of $67.9 million as asset quality continues to improve, and a $24.3 million decrease in employee compensation and benefits as a result of the Corporation's efficiency improvement program. The largest decreases in asset-quality related costs occurred at Fleet-New York ($41 million), Fleet-Rhode Island ($16 million) and Fleet-Connecticut ($8 million).

Fleet Investment Group earnings decreased $2.9 million during the second quarter of 1994 compared to the second quarter of 1993 due to a $3 million (after-tax) charge relating to the sale of certain short-to-intermediate-term instruments held in three proprietary money market funds.

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

Fleet Credit's earnings increased by $2.5 million for the first six months of 1994 compared to the same period in the prior year, due to improved asset quality costs as nonperforming assets decreased from $42.2 million at June 30, 1993 to $18.3 million at June 30, 1994.

Fleet Equity Partners' income increased by $2.2 million for the first half of 1994 when compared to the same period in 1993 due to both realized and unrealized gains on investments. Fleet Equity Partners recorded a loss of $2.1 million for the second quarter of 1994 due to decreased valuations of the entity's investments, primarily in the communications area.

Fleet Securities reported net income of $1.1 million for the first half of 1994 compared to $2.9 million for the same period in 1993. The decrease in earnings was due to the adverse impact of the increasing interest rate environment on the municipal securities market.

Fleet Finance lost $3.2 million in the first six months of 1994, compared to earnings of $2.8 million in the first six months of 1993, as high asset quality costs continue to negatively impact earnings.

<PAGE 9>

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

                                                  June 30, 1994
                                 --------------------------------------------
                                   Commercial   Commercial
                                         and         Real   Consumer/
Dollars in millions                Industrial      Estate       Other   Total
- -----------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90
    days past due..................  $  70         $  36       $  11    $ 117
  Noncurrent.......................     88            74         166      328
OREO/ISF...........................      9            61          45      115
- -----------------------------------------------------------------------------
Total nonperforming assets
  at June 30, 1994................  $ 167         $ 171       $ 222    $ 560
=============================================================================
Total nonperforming assets
  at December 31, 1993.............  $ 231         $ 159       $ 211    $ 601
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

<PAGE 12>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

SECURITIES

                                                  June 30, 1994          December 31, 1993
                                              ----------------------------------------------
                                              Amortized      Market    Amortized      Market
Dollars in millions                              Cost        Value        Cost        Value
- --------------------------------------------------------------------------------------------
Securities Available for Sale:
   U.S. Treasury and government agencies        $7,851       $7,739      $5,775       $5,950
   Mortgage-backed securities                    7,010        6,802       5,739        5,878
   State and municipal                               0            0         733          747
   Other debt securities                           192          193         250          257
- --------------------------------------------------------------------------------------------
      Total debt securities                     15,053       14,734      12,497       12,832
- --------------------------------------------------------------------------------------------
   Marketable equity securities                     78           94          64           83
   Other securities                                 98           98          16           16
- --------------------------------------------------------------------------------------------
   Total securities available for sale         $15,229      $14,926     $12,577      $12,931
============================================================================================
   Total securities held to maturity              $748         $751      $1,546       $1,580
============================================================================================
   Total securities                            $15,977      $15,677     $14,123      $14,511
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

<PAGE 13>

PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

FUNDING SOURCES

                                                    June 30,     December 31,
Dollars in millions                                     1994             1993
- -----------------------------------------------------------------------------
Deposits:
   Demand                                            $ 6,459          $ 6,473
   Regular savings, NOW, money market                 15,788           16,437
   Time                                                9,523            8,175
- -----------------------------------------------------------------------------
      Total deposits                                  31,770           31,085
- -----------------------------------------------------------------------------
Borrowed funds:
   Federal funds purchased                             1,609              442
   Securities sold under agreements to repurchase      2,145            1,519
   Commercial paper                                      731            1,337
   Treasury, tax and loan                              2,628            2,759
   Other                                               1,058            2,050
- -----------------------------------------------------------------------------
      Total borrowed funds                             8,171            8,107
Notes and debentures                                   3,341            3,444
- -----------------------------------------------------------------------------
Total                                                $43,282          $42,636
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

                                                 Weighted
                                                 Average
                                      Notional   Maturity   Fair   Weighted Average Rate
Dollars in millions                    Value     (years)   Value    Receive        Pay
- ----------------------------------------------------------------------------------------
Interest-rate risk management swaps:
   Receive fixed/pay variable          $2,503      1.3       $9      7.04 %       4.99 %
   Pay fixed/receive variable           1,296      4.3       62      4.56         5.82
   Basis swaps                             80      2.4       (3)      (a)          (a)
   Index-amortizing swaps receive
      fixed/pay variable                2,770      1.2 (b)  (96)     5.29         5.58
- ----------------------------------------------------------------------------------------
      Total                            $6,649      1.9     $(28)     5.81 %       5.40 %
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


Notional Amounts                 Receive     Pay                  Index-          Total
Dollars in millions               Fixed     Fixed     Basis     Amortizing        Swaps
- ----------------------------------------------------------------------------------------
Balance at December 31, 1993     $ 2,249   $   985     $  -       $ 2,770       $ 6,004
   Additions                         624       311       80             -         1,015
   Maturities                       (370)        -        -             -          (370)
   Terminations                        -         -        -             -             -
- ----------------------------------------------------------------------------------------
Balance at June 30, 1994         $ 2,503   $ 1,296     $ 80       $ 2,770       $ 6,649
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

<PAGE 17>









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









DATED:  October 26, 1994