Form 10-Q
period 1994-09-30
FLEET FINANCIAL GROUP INC /RI/
filed 1994-11-10
CIK 50341

<PAGE 1>
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q



[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended September 30, 1994

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

                               YES  X      NO ------

The number of shares of common stock of the Registrant outstanding as of October 31, 1994 was 134,910,891.

<PAGE 2>                  FLEET FINANCIAL GROUP, INC.
                FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1994
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                        PAGE

PART I.  ITEM 1.  FINANCIAL INFORMATION

  Consolidated Statements of Income
    Nine and Three Months Ended September 30, 1994 and 1993..........      3


  Consolidated Balance Sheets
    September 30, 1994 and December 31, 1993.........................      5


  Consolidated Statements of Changes in Stockholders' Equity
    Nine Months Ended September 30, 1994 and 1993....................      6


  Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1994 and 1993....................      7


  Condensed Notes to Consolidated Financial Statements...............      8


PART I.  ITEM 2.

  Management's Discussion and Analysis of Financial Condition
    and Results of Operations........................................     10


PART II. OTHER INFORMATION...........................................     26


SIGNATURES...........................................................     28


EXHIBITS.............................................................     29

<PAGE 3>                  FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                                           Three Months Ended
                                                              September 30
Dollars in millions, except share amounts                  1994         1993
                                                          -------      -------
Interest income:
Interest and fees on loans and leases.............       $  603       $  588
Taxable securities................................          238          207
Tax-exempt securities.............................            9            6
                                                           ----         ----
      Total interest income.......................          850          801
Interest expense:                                          ----         ----
    Deposits......................................          208          179
    Short-term borrowings.........................           89           42
    Long-term debt................................           59           58
                                                           ----         ----
      Total interest expense......................          356          279
                                                           ----         ----
Net interest income...............................          494          522
                                                           ----         ----
Provision for credit losses.......................           11           61
                                                           ----         ----
Net interest income after provision for credit losses       483          461
                                                           ----         ----
Noninterest income:
    Mortgage banking..............................           93          107
    Service charges, fees and commissions.........           80           79
    Investment services revenue...................           44           45
    Student loan servicing fees...................           15           13
    Securities available for sale gains...........            1          127
    Other.........................................           54           74
                                                           ----         ----
      Total noninterest income....................          287          445
                                                           ----         ----
Noninterest expense:
    Employee compensation and benefits............          229          257
    Occupancy.....................................           42           44
    Equipment.....................................           32           33
    Legal and other professional..................           21           17
    Marketing.....................................           17           13
    FDIC assessment...............................           17           17
    Acquired servicing rights amortization........           17           52
    Core deposit and goodwill amortization........           14           14
    OREO expense .................................           10           13
    Printing and mailing..........................           10           10
    Restructuring charge..........................            7          125
    Other.........................................           85           92
                                                           ----         ----
      Total noninterest expense...................          501          687
                                                           ----         ----
Income before income taxes........................          269          219
Applicable income taxes...........................          102           87
                                                           ----         ----
Net income before minority interest...............          167          132
Minority interest.................................            3            5
                                                           ----         ----
Net income........................................       $  164       $  127
                                                           ====         ====
Net income applicable to common shares............       $  161       $  123
                                                           ====         ====
Weighted average common shares outstanding:
    Primary.......................................  160,207,621  156,600,218
    Fully diluted.................................  160,208,842  156,977,787
Earnings per share:
    Primary.......................................       $ 1.01        $0.78
    Fully diluted.................................         1.01         0.78
Dividends declared................................         0.35         0.25

See accompanying condensed notes to consolidated financial statements

<PAGE 4>                  FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                                            Nine Months Ended
                                                              September 30
Dollars in millions, except share amounts                  1994         1993
                                                          -------      -------
Interest income:
    Interest and fees on loans and leases.........       $1,741      $ 1,756
    Taxable securities............................          683          640
    Tax-exempt securities.........................           24           21
                                                          -----        -----
      Total interest income.......................        2,448        2,417
Interest expense:                                          ----         ----
    Deposits......................................          544          577
    Short-term borrowings.........................          234          126
    Long-term debt................................          170          177
                                                           ----         ----
      Total interest expense......................          948          880
                                                           ----         ----
Net interest income...............................        1,500        1,537
                                                          -----        -----
Provision for credit losses.......................           45          215
                                                           ----         ----
Net interest income after provision for credit losses     1,455        1,322
                                                          -----        -----
Noninterest income:
    Mortgage banking..............................          278          303
    Service charges, fees and commissions.........          235          231
    Investment services revenue...................          131          130
    Student loan servicing fees...................           39           38
    Securities available for sale gains...........           21          259
    Other.........................................          159          185
                                                          -----        -----
      Total noninterest income....................          863        1,146
                                                          -----        -----
Noninterest expense:
    Employee compensation and benefits............          727          768
    Occupancy.....................................          129          131
    Equipment.....................................          100           97
    Acquired servicing rights amortization........           69          198
    Legal and other professional..................           57           55
    FDIC assessment...............................           53           58
    Marketing.....................................           44           38
    Core deposit and goodwill amortization........           42           41
    Restructuring charge..........................           32          125
    Printing and mailing..........................           32           32
    OREO expense..................................           22           49
    Other.........................................          259          280
                                                           ----         ----
      Total noninterest expense...................        1,566        1,872
                                                           ----         ----
Income before income taxes........................          752          596
Applicable income taxes...........................          296          241
                                                           ----         ----
Net income before minority interest...............          456          355
Minority interest.................................            8            3
                                                           ----         ----
Net income........................................       $  448       $  352
                                                           ====         ====
Net income applicable to common shares............       $  435       $  334
                                                           ====         ====
Weighted average common shares outstanding:
    Primary.......................................  161,037,511  153,935,320
    Fully diluted.................................  161,163,382  154,397,390
Earnings per share:
    Primary.......................................       $ 2.70        $2.17
    Fully diluted.................................         2.70         2.16
Dividends declared................................         1.00        0.725

See accompanying condensed notes to consolidated financial statements

<PAGE 5>                  FLEET
FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
Dollars in millions, except share amounts                   1994           1993
                                                      -----------   -----------
ASSETS:
Cash and cash equivalents............................   $  2,349    $  2,213
Securities available for sale: (1994 at market;1993 at
  cost, market value $12,931 at December 31, 1993)....     12,779      12,577
Securities held to maturity (market value: $943 at
  September 30, 1994, $1,580 at December 31, 1993)...        940       1,546
Loans and leases.....................................     27,048      26,310
Reserve for credit losses............................       (969)     (1,000)
Mortgages held for resale............................        581       2,622
Premises and equipment...............................        793         733
Acquired servicing rights............................        793         560
Deferred taxes.......................................        478         360
Accrued interest receivable .........................        364         347
Excess cost over net assets of subsidiaries acquired.        189         187
Other intangibles....................................        160         166
Foreclosed property and repossessed equipment........         99         136
Trading account securities...........................         67          91
Other assets.........................................      1,317       1,075
                                                          ------      ------
Total assets.........................................   $ 46,988    $ 47,923
                                                         =======     =======
LIABILITIES:
Deposits:
   Demand............................................   $  6,272    $  6,473
   Regular savings, NOW, money market................     15,576      16,437
   Time..............................................     11,764       8,175
                                                         -------     -------
     Total deposits..................................     33,612      31,085
                                                         -------     -------
Federal funds purchased and securities sold
  under agreements to repurchase.....................      2,576       1,961
Other short-term borrowings..........................      2,540       6,146
Accrued expenses and other liabilities...............      1,418       1,648
Long-term debt:
   Senior............................................      2,310       2,357
   Subordinated......................................      1,086       1,087
                                                         -------     -------
     Total liabilities...............................     43,542      44,284
                                                         -------     -------
STOCKHOLDERS' EQUITY:
Preferred stock .....................................        379         501
Common stock (issued 141,440,134 and
  137,381,588 shares)................................        141         137
Common surplus.......................................      1,543       1,492
Retained earnings....................................      1,830       1,509
Net unrealized gain/(loss) on securities.............       (251)          -
Less: Treasury stock, at cost, 5,081,100 shares......       (196)          -
                                                          -------    -------
Total stockholders' equity...........................      3,446       3,639
                                                         -------     -------
Total liabilities and stockholders' equity...........   $ 46,988    $ 47,923
                                                         =======     =======

See accompanying condensed notes to consolidated financial statements.

<PAGE 6>                           FLEET FINANCIAL GROUP, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           NET
Nine Months ended September 30                        COMMON                            UNREALIZED
Dollars in millions, except share        PREFERRED    STOCK      COMMON    RETAINED   GAIN/(LOSS) ON   TREASURY
  amounts                                  STOCK      $1 PAR    SURPLUS    EARNINGS     SECURITIES       STOCK    TOTAL
- ---------------------------------------  ---------   -------    -------    --------   --------------   --------   -----
1993
Balance at December 31, 1992...............$ 604      $ 123     $ 1,066    $ 1,217           -             -     $ 3,010
Net income.................................   -          -           -         352           -             -
Cash dividends declared on common
  stock ($.725 per share)..................   -          -           -         (99)          -             -
Cash dividends declared on preferred
  stock....................................   -          -           -         (18)          -             -
Purchase of Series III preferred stock.....  (50)        -           -         (14)          -             -
Purchase of Series IV preferred stock......  (50)        -           -         (11)          -             -
Common stock issued in connection with:
   Common stock offering, net of issuance
     costs of $10..........................   -          12         379          -           -             -
   Employee benefit and stock option plans
     and conversion of preferred stock.....   (3)         2          34         (3)          -             -
Other items................................   -          -            1         (5)          -             -
                                          -------     ------    -------    --------      ---------       -----  --------
Balance at September 30, 1993..............$ 501      $ 137     $ 1,480    $ 1,419           -             -     $ 3,537
========================================================================================================================

1994
Balance at December 31, 1993...............$ 501      $ 137     $ 1,492    $ 1,509      $    -        $    -     $ 3,639
Net unrealized gain on securities
  available for sale at January 1, 1994....   -          -           -           -          224            -
Net income.................................   -          -           -         448           -             -
Cash dividends declared on common
  stock ($1.00 per share)..................   -          -           -        (138)          -             -
Cash dividends declared on preferred
  stock....................................   -          -           -         (13)          -             -
Redemption of preferred stock.............. (122)        -           -           -           -             -
Common stock issued in connection with
   employee benefit and stock option plans    -           1          12         (1)          -             -
Adjustment to valuation reserve-
  securities available for sale............   -          -           -           -         (475)           -
Treasury stock purchased...................   -          -           -           -           -           (196)
Other items, net...........................   -           3          39         25           -             -
                                           ------     ------    -------    -------       -------       -------    ------
Balance at September 30, 1994              $ 379      $ 141     $ 1,543    $ 1,830       $ (251)       $ (196)    $3,446
========================================================================================================================

See accompanying condensed notes to consolidated financial statements.


<PAGE 7>                  FLEET FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Nine months ended September 30 (Dollars in millions)        1994          1993
- ------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income.............................................  $   448       $   352
Adjustments for noncash items:
     Amortization of acquired servicing rights and
       other intangible assets.........................      111           239
     Depreciation and amortization of premises
       and equipment...................................       81            71
     Provision for credit losses.......................       45           215
     Deferred income tax expense (benefit).............       29          (106)
     Securities gains..................................      (21)         (259)
     Restructuring accrual.............................       32           125
Originations and purchases of mortgages held for resale   (9,312)      (13,558)
Proceeds from sale of mortgages held for resale........   11,354        13,594
Net decrease in trading account securities.............       23            39
Net decrease in due from FDIC..........................       18            35
Increase in accrued receivables, net...................      (52)         (252)
(Decrease) increase in accrued liabilities, net........     (176)          154
Other-net..............................................      (52)           17
                                                          -------       ------
          Net cash flow provided by operating
            activities.................................    2,528           666
                                                          ------        ------
Cash Flows from Investing Activities
Purchases of securities available for sale.............  (20,023)       (7,223)
Proceeds from maturities and sales of
  securities available for sale........................   20,765         6,549
Purchases of securities held to maturity...............     (762)          (45)
Proceeds from maturities of securities held to maturity      617           166
Loans made to customers, nonbank subsidiaries..........     (934)       (2,502)
Principal collected on loans made to customers,
  nonbank subsidiaries.................................      779         2,301
Proceeds from sales of loans...........................       61           396
Net increase in loans and leases, banking subsidiaries.     (752)         (242)
Putable loans transferred to FDIC......................       70           212
Proceeds from sales of OREO............................       68            96
Proceeds from sale of subsidiary.......................       76             -
Purchases of premises and equipment....................     (137)         (163)
Purchases of acquired servicing rights.................     (316)         (185)
                                                          -------        ------
          Net cash flow used by investing activities...     (488)         (640)
                                                          -------        ------
Cash Flows from Financing Activities
Net increase (decrease) in deposits....................    1,902        (1,653)
Net (decrease) increase in short-term borrowings.......   (3,226)          842
Proceeds from issuance of long-term debt...............      230           641
Repayments of long-term debt...........................     (360)         (678)
Proceeds from issuance of common and preferred
  stock................................................       12           420
Redemption and repurchase of common and preferred
  stock................................................     (318)         (269)
Cash dividends paid....................................     (144)         (109)
                                                          -------       -------
          Net cash flow used by financing activities...   (1,904)         (806)
                                                          -------       -------
Net increase (decrease) in cash and cash equivalents...      136          (780)
Cash and cash equivalents at the beginning of
  the period...........................................  $ 2,213       $ 3,037
                                                          -------       -------
Cash and cash equivalents at the end of
  the period...........................................  $ 2,349       $ 2,257
===============================================================================

<PAGE 8>

Supplemental disclosure for Statements of Cash Flows
Cash paid during the period for:
  Interest expense.....................................  $   940       $1,054
  Income taxes, net of refunds.........................      167          330

Supplemental disclosure of noncash investing and financing activities:
  Transfer of loans to foreclosed property and
    repossessed equipment..............................       54           114

See accompanying condensed notes to consolidated financial statements.



<PAGE 9>

                          FLEET FINANCIAL GROUP, INC.
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994

NOTE 1.  FINANCIAL STATEMENTS

The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet
Financial Group, Inc.'s ("Fleet, FFG or the Corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1994 may not be indicative of operating results for the year ending December 31, 1994. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

NOTE 2.  ACQUISITIONS

On August 15, 1994,  Fleet completed its acquisition of the $1-billion Sterling
Bancshares Corp. ("Sterling"), Waltham, Mass. Under the terms of the acquisition, Fleet acquired Sterling for approximately $125 million in stock, or $39.50 for each share of Sterling common stock. The acquisition agreement provided Sterling stockholders with 1.096 shares of Fleet common stock for each share of Sterling common stock. The transaction was treated as a pooling of interests. Due to the immateriality of this transaction, the Corporation has not restated prior periods; however, all 1994 information has been restated to include the acquisition as if it occurred on January 1, 1994.

On September 6, 1994, the Corporation executed a definitive agreement to purchase Plaza Home Mortgage Corp. ("Plaza"), Santa Ana, Calif., for approximately $120 million in cash. The acquisition will add approximately
$9.2 billion in mortgage servicing and will expand Fleet's mortgage banking franchise by adding 40 new offices. The transaction is expected to be completed by early 1995.

During the second quarter of 1994, the Corporation agreed to acquire the $2.5 billion NBB Bancorp, Inc. (NBB), the parent company of New Bedford Institution for Savings (NBIS), for approximately $420 million in stock and cash and 2.5 million warrants to purchase Fleet common stock. As of September 30, 1994, the Corporation has repurchased 5.1 million shares of Fleet common stock in the public market, some or all of which will be issued to NBB shareholders.







<PAGE 10>

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1994 (continued)

NOTE 3.  LONG-TERM DEBT

During the third quarter of 1994, the Corporation issued $200 million of 7.25%
Notes due 1999. On October 21, 1994, the Corporation issued an additional $200 million of 7.25% Notes due 1997. The Corporation intends to use the proceeds of these issuances for general corporate purposes, including the repurchase of its common stock in connection with the NBB Bancorp merger and repayments of current maturities of long-term debt. On November 2, 1994, the SEC declared effective Fleet's universal shelf registration statement that combined Fleet's existing debt and preferred stock shelf registrations and registered an additional $500 million of securities. Such universal shelf registration statement provides for the issuance of common stock, warrants to purchase common stock, preferred stock, warrants to purchase preferred stock, senior or subordinated debt securities, and warrants to purchase senior or subordinated debt securities. The total amount of funds available under this universal shelf registration is $1.1 billion.

NOTE 4.  INTEREST-RATE SWAPS ACCOUNTING POLICY

The Corporation enters into interest-rate swaps to manage exposure to interest-rate risk and, to a lesser extent, for trading purposes. For interest-rate swaps that are hedges of assets and liabilities, the net differential to be paid or received on the swaps is accounted for as an adjustment to the yield on the hedged item. Interest-rate swaps classified as trading instruments are marked to market and reflected as a component of noninterest income.

The Corporation applies hedge accounting to an interest-rate swap if the asset or liability being hedged exposes the Corporation to interest-rate risk, and the swap is designated and effective as a hedge of specific assets or liabilities or pools of assets or liabilities. To be effective as a hedge, the interest-rate swaps must contribute to an overall interest-rate sensitivity that is within the Corporation's asset/liability management guidelines and, for interest-rate swaps hedging a variable rate asset, there must be correlation between the interest-rate index on the asset and the variable rate paid on the swap. Initial and ongoing correlation is measured by statistical analysis of the relative movements of the interest-rate indices over time. If correlation were to cease, hedge accounting would be discontinued and the interest-rate swap would be accounted for as a trading instrument.

If an interest-rate swap is terminated, the gain or loss is deferred and amortized over the shorter of the remaining contract life or the maturity of the hedged item. If a hedged item is sold or settled or the balance of the hedged item falls below the notional amount of the swap, hedge accounting is discontinued to the extent that the notional amount exceeds the balance and accounting for trading instruments is applied.




<PAGE 11>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE


   Three Months Ended                                   Nine Months Ended
      September 30       Dollars in millions,              September 30
   1994         1993        except per share data       1994         1993
- -------------------------------------------------------------------------
                         Earnings
   $164         $127     Net income                     $448        $352
- -------------------------------------------------------------------------
                         Per Common Share
   $1.01       $0.78     Fully diluted earnings        $2.70       $2.16
    0.35        0.25     Cash dividends declared        1.00       0.725
   22.50       22.17     Book value                    22.50       22.17
- -------------------------------------------------------------------------
                         Operating Ratios
    1.30 %      1.09 %   Return on average assets       1.22 %      1.03 %
   20.08       16.37     Return on common equity       17.87       15.76
                         Return on realized common
   19.05       16.37       equity (a)                  17.61       15.76
   63.30       66.08     Efficiency ratio              64.42       66.50
    7.33        7.54     Equity to assets (period-end)  7.33        7.54
- -------------------------------------------------------------------------
                         At September 30
 $46,988     $46,920     Total assets                $46,988     $46,920
   3,446       3,537     Stockholders' equity          3,446       3,537
     526         736     Nonperforming assets            526         736
- -------------------------------------------------------------------------

 (a) Excludes average unrealized losses of $172 million and $48 million for the three and nine months ended September 30, 1994, respectively, as a result of the adoption of FASB No. 115 on January 1, 1994.

Net income for the three months and nine months ended September 30, 1994 increased 29% and 27%, respectively, from the same periods in 1993. Return on assets and return on equity also improved significantly. The improved results reflect favorable loan growth trends, ongoing expense reduction efforts, continued improvement in credit quality, and significant expansion of our banking and financial services franchises.

Return on average assets and return on common equity continue to show improvement over the already high levels reported in previous quarters. Return on assets for the third quarter of 1994 was 1.30% and return on common equity was 20.08% (return on realized equity was 19.05%), compared to 1.09% and 16.37% for the third quarter of 1993, and 1.22% and 18.31% for the second quarter of 1994.

Loan growth on both the commercial and consumer sides of our business continues to be encouraging as average loans and leases increased 10% on an annualized basis when compared to the previous quarter. In addition, during the third quarter, the banking and financial services franchises were strengthened through acquisitions and mortgage servicing purchases. The Corporation completed the acquisition of Sterling Bancshares, signed a definitive agreement to acquire Plaza Home Mortgage Corp., and purchased nearly $10 billion in mortgage loan servicing.

<PAGE 12>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME

                                            For the Nine Months Ended September 30
                                              1994                         1993
                                  --------------------------    ---------------------------
                                            Interest                      Interest
                                  Average    Earned/            Average    Earned/
Dollars in millions               Balance     Paid      Rate    Balance     Paid      Rate
- ---------------------             -------   --------    ----    --------   --------   -----
ASSETS

Money market instruments........ $     52    $     2     4.45%  $    243    $     5    3.00%
Securities......................   16,343        727     5.94     12,748        672    7.05
Loans and leases................   26,450      1,681     8.49     26,109      1,663    8.52
Other...........................    1,411         67     6.36      2,116        102    6.42
                                  -------    -------    -----   --------    -------   -----
   Total interest-earning assets   44,256      2,477     7.48%    41,216      2,442    7.92%
                                  -------    -------    -----   --------    -------   -----
Other nonearning assets.........    4,878          -        -      4,326          -       -
                                  -------    -------    -----   --------    -------   -----
Total assets.................... $ 49,134    $ 2,477        -   $ 45,542    $ 2,442       -
                                 ========    =======    =====   ========    =======   =====

LIABILITIES AND
STOCKHOLDERS' EQUITY

Deposits........................ $ 25,567    $   544     2.84%  $ 25,339    $   577    3.05%
Borrowings......................   11,764        404     4.60      9,276        303    4.37
                                 --------    -------    -----   --------    -------   -----
   Total interest-bearing
     liabilities................   37,331        948     3.40     34,615        880    3.40
                                 --------    -------    -----   --------    -------   -----
Net interest spread.............        -      1,529     4.08          -      1,562    4.52
                                 --------    -------    -----   --------    -------   -----
Demand deposits and other
  noninterest bearing time
  deposits......................    6,715          -        -      6,319          -       -
Other liabilities...............    1,427          -        -      1,198          -       -
                                 --------    -------    -----   --------    -------   -----
Total liabilities...............   45,473        948        -     42,132        880       -
                                 --------    -------    -----   --------    -------   -----
Stockholders' equity............    3,661          -        -      3,410          -       -
                                 --------    -------    -----   --------    -------   -----
Total liabilities and
 stockholders' equity........... $ 49,134    $   948        -   $ 45,542    $   880       -
                                 ========    =======    =====   ========    =======   =====
Net interest margin.............                         4.62%                         5.06%
                                 ========    =======    =====   ========    =======   =====

Net interest income on a fully taxable equivalent basis for the nine months ended September 30, 1994, decreased $33 million, compared to the same period in 1993. The net interest margin for the nine months ended September 30, 1994 was down 44 basis points compared to the same period in the prior year due to the impact of the repositioning of the Corporation's investment portfolio and rising short-term interest rates.

During 1993 and 1994 the Corporation repositioned its securities portfolio to shorten its duration in anticipation of the rising interest-rate environment and reduced the average maturity of the portfolio. This program, while better positioning the portfolio for the current increasing interest-rate environment, also resulted in a lower overall yield on the securities portfolio. The increase in short-term borrowing costs also negatively impacted the net interest margin as overall borrowing costs increased 23 basis points over the prior year.

<PAGE 13>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Late in the third quarter, the Corporation sold $4.4 billion of U.S. Treasury bills at a loss of $11.6 million and used the proceeds to reduce short-term borrowings. The Corporation also terminated $1.3 billion of interest-rate swaps which resulted in a net deferred gain of approximately $61 million that will be amortized over the original term of the interest-rate swaps, or approximately 4 years. These swaps generated net interest expense of approximately $3 million during the third quarter. As a result of these transactions, the Corporation anticipates a positive impact on the net interest margin and minimal impact on net interest income due to the narrow spread being earned on the securities sold and the positive impact of terminating the interest-rate swaps.

NONINTEREST INCOME

  Three Months Ended                                                     Nine Months Ended
    September 30                                                           September 30
  1994         1993    Dollars in millions                               1994         1993
- --------------------------------------------------------------------------------------------
                       Operating noninterest income:
   $93         $107      Mortgage banking                                $278         $303
    44           45      Investment services revenue                      131          130
    44           44      Service charges on deposits                      130          129
    19           16      Other service charges, fees and commissions       56           50
    18            5      FDIC loan administration fees                     42           18
    15           13      Student loan servicing fees                       39           38
    10            9      Merchant discount fees                            25           23
     3            5      Brokerage fees and commissions                    12           15
     4            5      Insurance                                         12           14
    30           48      Other                                            104          135
 -------------------------------------------------------------------------------------------
   280          297        Total operating noninterest income             829          855
 -------------------------------------------------------------------------------------------
                        Trading income:
     3            5       Securities                                        9           16
     3           16       Foreign exchange/interest rate products           4           16
 -------------------------------------------------------------------------------------------
     6           21         Total trading income                           13           32
 -------------------------------------------------------------------------------------------
     1          127     Securities available for sale gains                21          259
 -------------------------------------------------------------------------------------------
  $287         $445         Total noninterest income                     $863       $1,146
 ===========================================================================================

Operating noninterest income decreased approximately 6% and 3%, respectively, for the three months and nine months ended September 30, 1994 in comparison to the same periods of the prior year. Mortgage banking revenue decreased $14 million from the third quarter of 1993 to the third quarter of 1994 and $25 million from the first nine months of 1993 compared to the first nine months of 1994.

<PAGE 14>

PART I.  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (continued)

Mortgage Banking Revenue


  Three Months Ended                                          Nine Months Ended
     September 30                                                September 30
  1994         1993     Dollars in millions                   1994         1993
- ----------------------------------------------------------------------------------
   $72         $ 62     Net loan servicing revenue            $201         $166
     1           45     Mortgage production revenue             28          116
    20            0     Gains on sale of mortgage servicing     49           21
- ----------------------------------------------------------------------------------
   $93         $107     Mortgage banking noninterest income   $278          $303
==================================================================================

The decrease in mortgage banking revenue is largely due to lower mortgage production revenue. Net mortgage production revenue includes net revenue related to the loan origination process and net gains on sales of mortgage loans. Net mortgage production revenue decreased $44 million from the third quarter of 1993 to the third quarter of 1994, and $88 million from the first nine months of 1993 compared to the first nine months of 1994. The decrease, primarily the component relating to gains on sale of loans, was a result of a less favorable interest rate environment and a lower level of mortgage loan production.

Net loan servicing revenue, which had been adversely affected throughout 1993 by prepayments, increased $10 million, or 16%, in the third quarter of 1994 compared to the third quarter of 1993, and $35 million, or 21%, for the first nine months of 1994 compared to the same period in 1993. These increases were primarily due to accelerated amortization charges on capitalized excess servicing fees during the second and third quarters of 1993 combined with the growth of the loan servicing portfolio experienced during 1994. Fleet Mortgage Group's (FMG's) mortgage servicing portfolio grew to $82.8 billion at September 30, 1994 (excluding the recently announced acquisition of Plaza Home Mortgage Corp. that is expected to be completed by early 1995) compared to $68.5 billion a year earlier, an increase of 21%.

FDIC loan administration fees increased $13 million for the quarter due to a higher volume of cash collections resulting in increased administration fees. The $1 million year-to-year increase in student loan servicing fees is attributable to the additional accounts added from the federal government's direct student lending program. Brokerage fees and commissions decreased approximately $3 million on a year-to-year basis due to decreased trading activity.

Other operating noninterest income decreased $18 million on a quarter-to-quarter basis primarily due to significant appreciation of Fleet Equity Partners' investments in 1993, coupled with an $8 million decline in consumer finance servicing income at Fleet Finance, Inc. due to a lower amount of average loans being serviced.

Foreign exchange/interest rate products income decreased $13 million on a quarter-to-quarter basis and $12 million on a year-to-year basis, due to the recognition of $13.7 million of net gains on treasury options in 1993 compared to a $5.7 million year-to-date loss in 1994. The treasury options were purchased by FMG to mitigate the risk of residential loan prepayments due to the low interest rate environment.

<PAGE 15>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Trading revenue from interest-rate products and futures, and foreign exchange contracts totaled $3.0 million and $6.6 million, respectively, for the nine months ended September 30, 1994, compared to $779 thousand and $792 thousand, respectively, for the same period in 1993. Securities available for sale gains totaled $21 million for the nine months ended September 30, 1994, compared to $259 million for the same period in 1993.

NONINTEREST EXPENSE


  Three Months Ended                                          Nine Months Ended
     September 30                                               September 30
  1994          1993    Dollars in millions                    1994       1993
 ------------------------------------------------------------------------------
  $229          $257    Employee compensation and benefits     $727       $768
    42            44    Occupancy                               129        131
    32            33    Equipment                               100         97
    17            52    Acquired servicing rights amortization   69        198
    21            17    Legal and other professional             57         55
    17            17    FDIC assessment                          53         58
    17            13    Marketing                                44         38
    14            14    Core deposit and goodwill amortization   42         41
    10            10    Printing and mailing                     32         32
    12            11    Credit card                              31         30
     9            10    Telephone                                28         29
     7             7    Office supplies                          22         25
    10            13    OREO expense                             22         49
     7             7    Travel and entertainment                 20         21
     7           125    Restructuring charge                     32        125
    50            57    Other                                   158        175
 ------------------------------------------------------------------------------
  $501          $687    Total noninterest expense            $1,566     $1,872
 ==============================================================================

Noninterest expense totaled $501 million in the third quarter of 1994 compared to $562 million for the third quarter of 1993, prior to a $125 million restructuring charge. This $61 million decrease is primarily attributable to the Corporation's efficiency improvement program and a reduction in mortgage servicing amortization resulting from a significant decline in mortgage refinancings. Included in noninterest expense for the third quarter of 1994 is a $7 million restructuring charge recorded at Fleet Mortgage Group related to a four-month reengineering program that identified $40 million annually (pre-tax) in sustainable profit improvements. This charge reflects anticipated severance costs and other project-related costs expected to be incurred as a result of this program. The majority of cash outlays associated with this program will be paid during 1994 and early 1995 and are not expected to have an impact on the Corporation's liquidity.

Employee compensation and benefits decreased $28 million, or 11% and $41 million, or 5%, respectively, for the three and nine months ended September 30, 1994 in comparison to the same periods of the prior year due to the reduction in headcount as a result of the Corporation's efficiency improvement program.

<PAGE 16>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

The decrease in acquired servicing rights amortization reflects the accelerated amortization of mortgage servicing assets experienced in 1993 due to the high level of mortgage refinancings. During the third quarter of 1994, the Corporation purchased $184 million of acquired servicing rights. The following table shows the activity of the Corporation's acquired servicing rights.

Three months ended                                          Nine months ended
   September 30                                                September 30
1994          1993    Dollars in millions                   1994         1993
- ------------------------------------------------------------------------------
$ 632        $ 549    Balance at beginning of period        $ 560       $ 548
  184           35      Additions                             316         185
   (6)           -      Servicing sales                       (14)         (3)
  (17)         (33)     Scheduled amortization                (66)        (89)
    -           (7)     Accelerated amortization               (3)         (7)
    -          (12)     Impairment charge                       -        (102)
- ------------------------------------------------------------------------------
$ 793        $ 532    Balance at September 30               $ 793       $ 532
==============================================================================

Marketing expense increased by $4 million, or 31%, for the three months ended September 30, 1994, compared to the three-month period ended September 30, 1993, due to promotions related to several new business initiatives undertaken in 1994, including a cobranding arrangement with a major retail company. The decrease in OREO expense for the three-month and nine-month periods was caused by the continued improvement in credit quality as foreclosed property and repossessed equipment decreased $73 million, or 42%, from September 30, 1993, to $99 million at September 30, 1994.

Restructuring Accrual

As previously disclosed in the Corporation's 1993 Form 10-K and Form 10-Q for the first quarter of 1994, the Corporation recorded charges aggregating to $150 million in connection with a program to restructure its banking operations.
The following table presents a summary of activity with respect to the restructuring accrual.

                                          Nine Months Ended
                                             September 30
Dollar in milllions                        1994        1993
- -----------------------------------------------------------
Balance, beginning of period               $119        $  0
Provision charged against income             25         125
Cash outlays                                (39)          -
Non-cash writedowns                         (36)          -
- -----------------------------------------------------------
Balance, end of period                     $ 69        $125
===========================================================

The cash outlays made through September 30, 1994, relate primarily to severance costs and project-related costs. Non-cash writedowns relate to vacated facilities and building and leasehold improvement write-offs.

<PAGE 17>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS BY SUBSIDIARY

<CATION>

    Three Months Ended                                     Nine Months Ended
      September 30                                           September 30
    1994         1993      Dollars in thousands            1994(c)    1993
- ------------------------------------------------------------------------------
                           BANKING
 $47,624      $32,554       New York                    $148,375    $115,776
  41,427       34,609       Massachusetts                 93,666      85,370
  35,424       27,687       Rhode Island                  88,212      48,237
  16,657       48,572       Connecticut                   55,789     124,520
   8,729       11,238       Maine                         22,444      21,363
   5,136        5,738       New Hampshire                 14,838      13,993
   6,049        5,811       Fleet Investment Group        14,655      17,274
- ------------------------------------------------------------------------------
 161,046      166,209         Total                      437,979     426,533
- ------------------------------------------------------------------------------
                           FINANCIAL SERVICES
  13,008       20,078       Fleet Mortgage(a)             32,531      13,131
   4,789          887       Fleet Credit                  14,568       8,126
   2,110       10,083       Fleet Equity Partners          6,892      12,673
   1,295          783       AFSA                           2,990       2,331
     622        1,102       Fleet Brokerage                2,429       2,622
     972        1,423       Fleet Securities               2,118       4,318
       0        2,252       Fleet Factors(b)               1,096       6,765
  (8,039)          53       Fleet Finance                (11,235)      2,876
- ------------------------------------------------------------------------------
  14,757       36,661         Total                       51,389      52,842
- ------------------------------------------------------------------------------
 (11,910)     (75,776)      PARENT                       (41,627)   (127,359)
- ------------------------------------------------------------------------------
$163,893     $127,094       Total Net Income            $447,741    $352,016
==============================================================================

(a) Net of minority interest of $3.1 million and $4.8 million for the 1994 and 1993 quarters, respectively, and $7.8 million and $3.1 million year-to-date, respectively.
(b)  Fleet Factors was sold in the first quarter of 1994.
(c) The internal allocation of the Corporation's restructuring charge has not been reflected in the above table or in the discussion below.

Excluding securities gains, the Banking Group's year-to-date earnings increased $142.0 million from $290.9 million at September 30, 1993, to $432.9 million at September 30, 1994. This 49% increase is primarily attributable to a decrease in credit costs of $96.6 million (after-tax) as asset quality continues to improve, and a $43.9 million (after-tax) decrease in employee compensation and benefits as a result of the Corporation's efficiency improvement program. The largest decreases in asset-quality related costs occurred at Fleet-New York ($53 million), Fleet-Rhode Island ($24 million) and Fleet-Connecticut ($11 million).

Fleet Mortgage, the Corporation's mortgage banking subsidiary, contributed income of $36.0 million, excluding the $3.5 million (after-tax) restructuring charge, in the nine-month period ended September 30, 1994, compared to $13.1 million in the same period of 1993. The improvement in earnings over the 1993 period was primarily due to the 1993 accelerated amortization related to

<PAGE 18>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

mortgage servicing assets caused by the high level of mortgage loan prepayments. Earnings also improved as a result of increased loan servicing revenue and increased gains on sales of mortgage servicing. Earnings for the nine months ended September 30, 1994 were negatively affected by the rising interest-rate environment that adversely impacted net mortgage production revenue and net interest income. See Noninterest Income section for more information on mortgage banking revenue.

Fleet Credit's earnings increased by $6.4 million on a year-to-date basis due to improved asset quality costs as nonperforming assets decreased from $46.2 million at September 30, 1993 to $13.0 million at September 30, 1994. Fleet Equity Partners' income decreased by $5.8 million on a year-to-date basis as the 1993 net income included significant unrealized gains on investments primarily in the communications industry. Fleet Securities reported net income of $2.1 million for the first nine months of 1994 compared to $4.3 million for the same period in 1993. The decrease in earnings was due to the adverse impact of the increasing interest-rate environment on the municipal securities market. Fleet Finance lost $11.2 million in the nine-month period ended September 30, 1994, compared to earnings of $2.9 million in the same period of 1993. The loss is attributable to lower net interest income and increased provision for credit losses due to asset quality concerns.

LOANS AND LEASES

                                     September 30,    June 30,     March 31,   December 31,
  Dollars in millions                         1994        1994          1994           1993
  -----------------------------------------------------------------------------------------
   Commercial and industrial               $11,327     $11,222       $10,734        $11,299
   Consumer                                  7,623       7,519         7,450          7,531
   Commercial real estate:
     Construction                              489         492           461            477
     Interim/permanent                       3,813       3,919         3,828          3,917
  -----------------------------------------------------------------------------------------
       Total commercial real estate          4,302       4,411         4,289          4,394
  -----------------------------------------------------------------------------------------
   Residential real estate                   2,766       2,565         2,459          2,052
   Lease financing                           1,030       1,042         1,018          1,034
  -----------------------------------------------------------------------------------------
  Total loans and leases                   $27,048     $26,759       $25,950        $26,310
  =========================================================================================

Total loans increased over $1.2 billion, or 6% on an annualized basis, from December 31, 1993, excluding the effect of the sale of the Corporation's factoring business and the release of the FDIC from its federal financial assistance agreements on certain loans purchased by Fleet as part of the acquisition of the Bank of New England in 1991. This growth, principally in commercial loans and residential loans, was achieved through new loan originations across all banking franchises.

Average loans and leases increased more than $600 million, or approximately 10% on an annualized basis, for the third quarter of 1994 compared to the second quarter of 1994 primarily in commercial and consumer loans, as average loan growth was noted in all Fleet banking markets, especially the Massachusetts, New York and Rhode Island franchises.

<PAGE 19>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

On July 14, 1994 the federal financial assistance agreement with the FDIC relating to loans acquired as part of the Bank of New England acquisition in 1991 expired. During the third quarter of 1994, before the expiration date, approximately $8 million of loans were put back to the FDIC.

NONPERFORMING ASSETS(a)

The balance of nonperforming assets is as follows:

                                               September 30, 1994
                                 --------------------------------------------
                                   Commercial   Commercial
                                         and         Real   Consumer/
Dollars in millions                Industrial      Estate       Other   Total
- -----------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90
    days past due..................  $  64         $  52       $  11    $ 127
  Noncurrent.......................     77            55         169      301
OREO/ISF...........................      7            52          39       98
- -----------------------------------------------------------------------------
Total nonperforming assets at
  September 30, 1994...............  $ 148         $ 159       $ 219    $ 526
=============================================================================
Total nonperforming assets at
  December 31, 1993................  $ 231         $ 159       $ 211    $ 601
=============================================================================

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($86 million and $77 million at September 30, 1994 and December 31, 1993, respectively, which include approximately $64 million and $62 million of consumer loans, respectively), or assets subject to federal financial assistance ($64 million and $118 million at September 30, 1994 and December 31, 1993, respectively).

Nonperforming assets were down $75 million from December 31, 1993, due to continued improvement in the portfolio. The largest decreases were noted at Fleet Bank-New York and Fleet Bank-Rhode Island.

The following reconciliation shows the activity in nonperforming assets by quarter:

                                 3rd Quarter   2nd Quarter   3rd Quarter
Dollars in millions                     1994          1994          1993
- -------------------------------------------------------------------------
Balance at beginning of period....... $  564        $  613        $  852
Additions............................    102            97           143
Reductions:
  Payments/interest applied..........    (74)          (65)         (109)
  Returned to accrual................     (9)           (9)          (38)
  Sales/other........................    (27)          (38)          (37)
- -------------------------------------------------------------------------
    Subtotal.........................   (110)         (112)         (184)
- -------------------------------------------------------------------------
  Charge-offs/write-downs............    (30)          (34)          (75)
- -------------------------------------------------------------------------
Total reductions.....................   (140)         (146)         (259)
- -------------------------------------------------------------------------
Balance at end of period............. $  526        $  564        $  736
=========================================================================

<PAGE 20>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

At September 30, 1994, nonperforming assets had decreased $210 million, or 29%, from September 30, 1993, due to reduced inflows to nonperformers as third quarter 1994 additions were $102 million compared to $143 million in the third quarter of 1993. Nonperforming assets, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were 1.94% and 1.12%, respectively, at September 30, 1994, compared to 2.27% and 1.25%, respectively, at December 31, 1993.

RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows:


   Three Months Ended                                    Nine Months Ended
      September 30                                          September 30
   1994         1993    Dollars in millions              1994         1993
   ------------------------------------------------------------------------
   $977       $1,028    Balance, beginning of period   $1,000       $1,029
                        Provisions charged against
     11           61      income                           45          215
                        Recoveries of loans and leases
     19           17      charged off                      67           61
    (38)         (88)   Loans and leases charged off     (138)        (284)
      0           (3)   Acquisitions/other                 (5)          (6)
  -------------------------------------------------------------------------
   $969       $1,015    Balance, end of period         $  969       $1,015
  =========================================================================

The Corporation's reserve for credit losses decreased by $31 million from December 31, 1993 to September 30, 1994. The decrease in the provision for credit losses reflects the continued reduction in charge-offs as well as a
general improvement in economic conditions.   Net charge-offs as a percentage
of average loans and leases decreased from 1.14% for the nine months ended September 30, 1993 to 0.36% for the same period in 1994. The Corporation's ratios of reserve for credit losses to nonperforming assets and reserve for credit losses to nonperforming loans were 184% and 226%, respectively, at September 30, 1994, compared to 166% and 215%, respectively, at December 31, 1993.

<PAGE 21>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

SECURITIES

                                           September 30, 1994             June 30, 1994          December 31, 1993
                                           -----------------------------------------------------------------------
                                           Amortized     Market     Amortized      Market    Amortized      Market
Dollars in millions                             Cost      Value          Cost       Value         Cost       Value
- ------------------------------------------------------------------------------------------------------------------
Securities available for sale:
   U.S. Treasury and government agencies     $ 5,314    $ 5,202       $ 7,853     $ 7,740      $ 5,775     $ 5,950
   Mortgage-backed securities                  7,444      7,154         7,501       7,290        5,739       5,878
   State and municipal                             0          0             0           0          733         747
   Other debt securities                         179        179           192         193          250         257
- ------------------------------------------------------------------------------------------------------------------
      Total debt securities                   12,937     12,535        15,546      15,223       12,497      12,832
- ------------------------------------------------------------------------------------------------------------------
   Marketable equity securities                  129        136           148         166           64          83
   Other securities                              108        108           107         107           16          16
- ------------------------------------------------------------------------------------------------------------------
   Total securities available for sale       $13,174    $12,779       $15,801     $15,496      $12,577     $12,931
==================================================================================================================
   Total securities held to maturity         $   940    $   943       $   748     $   751      $ 1,546      $1,580
==================================================================================================================
   Total securities                          $14,114    $13,722       $16,549     $16,247      $14,123     $14,511
==================================================================================================================

Total securities available for sale decreased $2.6 billion, principally U.S. Treasury and government agencies securities, during the third quarter of 1994 primarily due to the previously mentioned sale of $4.4 billion of U.S. Treasury bills at a loss of $11.6 million. During the third quarter of 1994, Fleet also sold approximately $641 million of mortgage-backed securities resulting in $5.4 million of gains, sold $9 million of equity securities resulting in $3.2 million of gains and sold $89 million of the securities acquired as part of the Sterling acquisition for a $4.3 million gain.

Fleet's mortgage-backed securities (MBSs) include $3.4 billion of adjustable-rate mortgage (ARM) securities and $4.0 billion of fixed-rate mortgage (FRM) securities. The ARM securities are almost entirely GNMA 1-year adjustable-rate pass-throughs; the FRM securities are mainly FNMA and FHLMC 15-year fixed-rate pass-throughs. Fleet does not hold a material investment in collateralized mortgage obligations (CMOs) or high-risk securities. Fleet's MBSs are subject to prepayment and interest rate risk. As interest rates rise and prepayments slow, the FRM securities will tend to extend in duration and decline in market value. Similarly, as interest rates rise and coupon caps are reached, the ARM securities will tend to extend in duration and decline in market value.

<PAGE 22>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

FUNDING SOURCES

                                                 September 30,       June 30,     December 31,
Dollars in millions                                       1994           1994             1993
- ----------------------------------------------------------------------------------------------
Deposits:
   Demand                                              $ 6,272        $ 6,497          $ 6,473
   Regular savings, NOW, money market                   15,576         16,087           16,437
   Time                                                  8,272          7,736            7,616
   Foreign                                               3,492          2,049              559
- ----------------------------------------------------------------------------------------------
      Total deposits                                    33,612         32,369           31,085
- ----------------------------------------------------------------------------------------------
Borrowed funds:
   Federal funds purchased                               1,051          1,609              442
   Securities sold under agreements to repurchase        1,525          2,510            1,519
   Commercial paper                                        864            731            1,337
   Other                                                 1,676          3,686            4,809
- ----------------------------------------------------------------------------------------------
      Total borrowed funds                               5,116          8,536            8,107
Notes and debentures                                     3,396          3,341            3,444
- ----------------------------------------------------------------------------------------------
Total                                                  $42,124        $44,246          $42,636
==============================================================================================

Total deposits increased $1.2 billion, or 3.8%, from June 30, 1994, to September 30, 1994, primarily due to an increase in wholesale funding. In addition, the Corporation's mix of total deposits has shifted slightly as foreign deposits and time deposits have increased by $1.4 billion and $536 million, respectively, while regular savings, NOW and money market deposits have decreased by $511 million. Total borrowed funds decreased $3.4 billion from June 30, 1994 to September 30, 1994 primarily due to the decrease in securities as a result of the investment security reduction initiative discussed previously.

During the third quarter of 1994 the Corporation issued $200 million of 7.25% Notes due 1999. The Corporation used the proceeds of this issuance for general corporate purposes, including the repurchase of its common stock in connection with the NBB Bancorp merger and repayments of current maturities of long-term debt.

LIQUIDITY

The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, excluding Fleet Mortgage, funds from the parent for liquidity. During the first nine months of 1994, the parent received $338.0 million in interest and dividends from subsidiaries and paid $259.6 million in interest and dividends to third parties. Dividends paid by the Corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings.

<PAGE 23>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $136 million during the nine-month period ended September 30, 1994. This increase was primarily due to $2.53 billion of net cash provided by operating activities, partially offset by $488 million and $1.90 billion of net cash used for investing activities and financing activities, respectively. Net cash provided by operating activities was principally generated by income from operations and proceeds from the sale of mortgages held for resale, offset in part by originations and purchases of such mortgages. Net cash used for investing activities was mainly attributable to net increases in loans and leases at the banking subsidiaries and purchases of acquired servicing rights offset in part by net sales of securities. Net cash used for financing activities was primarily due to a net decrease in short-term borrowings, the repurchase and redemption of common and preferred stock and repayments of long-term debt offset by increased deposits.

At September 30, 1994 and December 31, 1993, the Corporation and its subsidiaries had $3.0 billion and $2.55 billion, respectively, in confirmed lines of credit, of which $485 million and $940 million were outstanding at September 30, 1994 and December 31, 1993, respectively. The amounts outstanding under the lines of credit relate to FMG at both September 30, 1994 and December 31, 1993. On August 1, 1994, FMG increased its available lines of credit from $1.75 billion to $2.20 billion. At September 30, 1994, Fleet had commercial paper outstanding of $864 million compared to $1.3 billion at December 31, 1993. Fleet maintains back-up lines of credit to ensure funding will not be interrupted if commercial paper cannot be issued.

At September 30, 1994, the Corporation had two registration statements filed with the SEC which provided for the issuance of senior or subordinated debt securities and preferred stock, respectively. Amounts remaining on these two shelf registrations were $382 million and $445 million, respectively, at September 30, 1994. On October 21, 1994, the Corporation issued $200 million of 7.25% Notes under the debt securities shelf. On November 2, 1994, the SEC declared effective the Corporation's universal shelf registration statement that combined such existing debt and preferred stock shelf registrations with a registration of an additional $500 million of securities. Such universal shelf registration statement provides for the issuance of common stock, warrants to purchase common stock, preferred stock, warrants to purchase preferred stock, senior or subordinated debt securities and warrants to purchase senior or subordinated debt securities. The total amount of funds available under this universal shelf registration is $1.1 billion.

ASSET AND LIABILITY MANAGEMENT

The asset/liability management process at Fleet ensures that the risk to earnings fluctuations from changes in interest rates is prudently managed. To measure and monitor interest-rate risk, management uses various tools, which include an interest-rate sensitivity "gap" analysis, a "rate shock" analysis, and an interest-rate risk reporting schedule, as well as simulation models of the balance sheet and resultant net interest income under alternative interest-rate scenarios. Internal parameters have been established as guidelines for monitoring these measurements. These guidelines serve as benchmarks for determining actions to balance the current position against overall strategic goals.

<PAGE 24>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

Fleet uses interest-rate swaps to manage interest-rate risk and to establish the proper interest-rate risk profile within clearly defined and prudent parameters on the basis of the current interest-rate environment. Also, since interest-rate swaps are used to hedge specific assets and liabilities, the interest-rate sensitivity of specific portfolios is analyzed, as well as the impact of interest-rate swaps on the entire balance sheet. The resulting interest-rate sensitivity must be within the clearly defined parameters. As a result, there are situations where interest-rate swaps will be executed which increase existing asset or liability sensitivity (as measured by the gap position), but the resulting risk profile is desired and within Fleet's asset/liability management guidelines. Fleet considers the cost versus the duration of the swap hedge program within its asset/liability management parameters for interest-rate risk management.

On a consolidated basis, Fleet Financial Group had $5.5 billion (notional amount) of interest-rate risk management swaps with external counterparties at September 30, 1994.

                                                 Weighted
                                                 Average
                                      Notional   Maturity   Fair   Weighted Average Rate
Dollars in millions                    Value     (years)   Value    Receive        Pay
- ----------------------------------------------------------------------------------------
Interest-rate risk management swaps:
   Receive fixed/pay variable          $2,698      1.2   $   (7)     6.94 %       5.43 %
   Basis swaps                             80      2.1       (3)      (a)          (a)
   Index-amortizing swaps receive
      fixed/pay variable                2,770      1.0      (97)     5.29         6.15
- ----------------------------------------------------------------------------------------
      Total                            $5,548      1.1    $(107)     6.10 %       5.79 %
========================================================================================

(a)  Basis swaps are interest-rate swaps in which both amounts paid and received are based on floating rates.


The index amortizing swaps are intended to mitigate the repricing sensitivity of floating-rate assets and consequently are designated as hedges of Prime-based loans. Under the terms of the index amortizing swaps, Fleet receives a fixed rate and pays a floating rate based on 6-month LIBOR. Each index amortizing swap had an original minimum maturity of two years, a maximum maturity of three years, and an amortization schedule based on 6-month LIBOR. At the end of the two-year minimum period, and at six-month intervals through the maximum maturity, if 6-month LIBOR is below a range, which for Fleet's portfolio is 4.45% to 6.45%, all of the swap would amortize (i.e., the swap matures). If 6-month LIBOR is above this range, none of the swap would amortize. If 6-month LIBOR is within this range, a portion of the notional amount amortizes.

<PAGE 25>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

The interest-rate risk management swap activity for the nine months ended September 30, 1994 is summarized in the following table (all amounts are notional amounts):

                                                                                Total
                                 Receive       Pay                 Index       Portfolio
Dollars in millions               Fixed       Fixed     Basis    Amortizing      Swaps
- ----------------------------------------------------------------------------------------
Balance at 12/31/93              $ 2,249    $   985     $  -      $ 2,770       $ 6,004
   Additions                         924        311       80            -         1,315
   Maturities                       (475)         -        -            -          (475)
   Terminations                        -     (1,296)       -            -        (1,296)
- ----------------------------------------------------------------------------------------
Balance at 9/30/94               $ 2,698    $     0     $ 80      $ 2,770       $ 5,548
========================================================================================

During 1994 Fleet added $924 million of receive-fixed swaps to hedge short-term floating-rate loans and fixed-rate CDs. In September 1994, Fleet terminated its entire portfolio of pay-fixed swaps resulting in a net deferred gain of $61 million. The gain is being amortized over the original term of the interest-rate swaps, or approximately 4 years.

The total notional amount of all interest-rate swaps at September 30, 1994 was $6.4 billion compared to $6.6 billion at December 31, 1993. These amounts include $838 million and $614 million, respectively, of interest-rate swaps executed with customers which are classified as trading and are carried at market value.

CAPITAL

As of September 30, 1994 and December 31, 1993, Fleet's capital ratios, which exceeded all minimum regulatory requirements, were as follows:


                               September 30,    December 31,
Dollar in millions                      1994            1993
- --------------------------------------------------------------
Tier 1 Capital                       $ 3,530         $ 3,495
Total Capital                          4,966           4,939
Risk adjusted assets                  30,721          29,713
Tier 1 risk-based capital               11.5 %          11.8 %
Total risk-based capital                16.2            16.6
Leverage ratio                           7.1             7.5
Common equity/assets                    6.53            6.55
Total equity/assets                     7.33            7.59


<PAGE 26>

PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (continued)

The Corporation's capital ratios have remained relatively stable from December 31, 1993 to September 30, 1994. Fleet exceeded the required minimum Tier 1 risk-based capital and required total risk-based capital by approximately $2.3 billion and $2.5 billion, respectively, at September 30, 1994 and approximately $2.3 billion and $2.6 billion, respectively, at December 31, 1993. Fleet exceeded the Federal Reserve Board's minimum leverage requirements by approximately $1.5 billion and $1.6 billion at September 30, 1994 and December 31, 1993, respectively. The September 30, 1994 and December 31, 1993, Tier 1, total capital and leverage ratios do not include any adjustments for unrealized gains or losses relating to securities available for sale.

INCOME TAXES

The Corporation recognized income tax expense of $102 million and $296 million, or effective tax rates of 38% and 39%, respectively, for the three months and nine months ended September 30, 1994, compared to $87 million and $241 million, respectively, for the three months and nine months ended September 30, 1993, or an effective tax rate of 40% for both periods. The effective tax rates exceed the federal statutory rate of 35% due primarily to state and local income taxes, offset partially by tax-exempt income.

RECENT ACCOUNTING DEVELOPMENTS

The FASB has issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclo-sures about derivative financial instruments--futures, forward, swap, and op-tion contracts, and other financial instruments with similar characteristics. This Statement amends Statement Nos. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and 107, "Disclosures about Fair Value of Financial Instruments." It requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. For trading instruments, required disclosures include the average fair value and net trading gains and losses. For instruments held for purposes other than trading, which for Fleet is hedging, required disclosures include information about the purpose for holding the instruments and how the instruments are reported in the financial statements. This statement is effective for fiscal years ending after December 15, 1994.

The FASB has issued an amendment to Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which amends the methods allowed for recognition of interest income on impaired loans to allow creditors to use existing methods. The change does not alter the requirements on how loan impairment should be measured or even the amount of interest income, only how such income is recognized. The effect of adopting this amendment, as well as the statement itself, has not been fully determined, but it is not expected to have a material adverse impact on the Corporation's results of operations. Adoption of this statement is required for fiscal years beginning after December 15, 1994.

<PAGE 27>

PART II. ITEM 1.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses. The following legal proceedings were settled during the third quarter.

Alexander Class Action

The court gave its final approval of the Alexander class action settlement in the third quarter of 1994. Pursuant to such settlement, Fleet Finance will provide benefits that include cash payments to certain borrowers whose loans included specified points or were foreclosed upon. In addition, pursuant to the settlement, Fleet Finance will prospectively reduce the interest rates of active loans it still owns and pay a monthly supplement on certain loans it has sold.

At September 30, 1994, Fleet Finance had accrued $9.3 million related to the settlement described above, and Fleet believes this accrual is sufficient to cover the costs relating to this settlement. Through September 30, 1994, Fleet Finance had disbursed $2.8 million relating solely to the attorneys' fees.

Starr Class Action

The court gave its preliminary approval of the Lillie Mae Starr class action settlement in the third quarter of 1994. Final approval is expected in the fourth quarter of 1994. Pursuant to such settlement, Fleet Finance will provide certain benefits that include cash payments to certain borrowers whose loans were above a specified interest rate and who actively participated in the prosecution of the class action suit. In addition, Fleet Finance agreed to pay approximately $2.2 million in attorneys' fees. At September 30, 1994, Fleet Finance had accrued $6.0 million related to the settlement described above, and Fleet believes this accrual is sufficient to cover the costs relating to this settlement. Through September 30, 1994, Fleet Finance had disbursed none of this settlement.

PART II. ITEMS 2 THROUGH 4. -- Not Applicable

<PAGE 28>

PART II. ITEM 6.

(a)     Exhibit Index

        Exhibit                                        Page of this
        Number                                             Report
        -----------------------------------------------------------
           4       Instruments defining the right of           *
                 security holders, including debentures

          11          Statement re-computation of             29
                          per share earnings

          27           Financial Data Schedule                31

         * Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) Four Form 8-Ks were filed during the period from July 1, 1994 to the date of the filing of this report.

        - Current Report on Form 8-K dated August 15, 1994 (reporting the completion of the acquisition of Sterling Bancshares Corp.).
        -  Current Report on Form 8-K dated September 7, 1994 (reporting the issuance of $200 million of its 7.25% Notes due 1999).
        -  Current Report on Form 8-K dated October 19, 1994 (announcing
           Fleet's Third Quarter Earnings).
        - Current Report on Form 8-K dated October 21, 1994 (reporting the issuance of $200 million of its 7.25% Notes due 1997).

<PAGE 29>





                                   SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934,

     the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Fleet Financial Group, Inc.
                                   (Registrant)



                               /s/ Eugene M. McQuade
                        -----------------------------------
                                 Eugene M. McQuade
                             Executive Vice President
                              Chief Financial Officer


                              /s/ Robert C. Lamb, Jr.
                       -----------------------------------
                                 Robert C. Lamb, Jr.
                              Chief Accounting Officer
                                      Controller











DATED:  November 10, 1994