Form 10-K
period 1994-12-31
FLEET FINANCIAL GROUP INC /RI/
filed 1995-03-17
CIK 50341

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
  For the fiscal year ended December 31, 1994 - Commission file number 1-6366
                                       or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         FLEET FINANCIAL GROUP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Rhode Island                                 05-0341324
- ----------------------------------------------------       -------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                50 Kennedy Plaza
            Providence, Rhode Island                             02903
- ----------------------------------------------------           ----------
     (Address of principal executive office)                   (Zip Code)

                  401/278-5800
- ----------------------------------------------------
(Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                               Title of Each Class                                 Name of each exchange on which registered

Common Stock, $1 Par Value                                                         New York Stock Exchange
Depositary Shares representing a one-fourth interest in a share of Series III,
    10.12% Perpetual Preferred stock, $1 Par Value                                 New York Stock Exchange

Depositary Shares representing a one-fourth interest in a share of Series IV,
     9.375% Perpetual Preferred Stock, $1 Par Value                                New York Stock Exchange

Preferred Share Purchase Rights                                                    New York Stock Exchange

Warrants to purchase Common Stock                                                  New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES XX        NO
                                ----         ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on February 28, 1995 of the voting stock held by nonaffiliates of the Registrant was $4.2 billion, which excludes $150 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.

The number of shares of common stock of the Registrant outstanding as of February 28, 1995 was 141,198,173.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Pertinent extracts from Registrant's 1994 Annual Report to Shareholders (Parts I and II).
2. Pertinent extracts from Registrant's Joint Proxy Statement-Prospectus ("Proxy Statement"), to be filed with the Commission. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                   FORM 10-K
                          FLEET FINANCIAL GROUP, INC.
                      For the Year Ended December 31, 1994

                               Table of Contents

             Description                                                                 Page Number
             -----------                                                                 -----------
Part I.      Item 1 - Business                                                                 3
             Item 2 - Properties                                                               8
             Item 3 - Legal Proceedings                                                        8
             Item 4 - Submission of Matters to a Vote of Security-Holders                      8

Part II.     Item 5 - Market for the Registrant's Common Stock and Related                     8
                      Stockholder Matters
             Item 6 - Selected Financial Data                                                  8
             Item 7 - Management's Discussion and Analysis of Financial Condition              8
                      and Results of Operations
             Item 8 - Financial Statements and Supplementary Data                              8
             Item 9 - Changes in and Disagreements with Accountants on Accounting              8
                      and Financial Disclosure

Part III.    Item 10 - Directors and Executive Officers of the Registrant                      9
             Item 11 - Executive Compensation                                                 10
             Item 12 - Security Ownership of Certain Beneficial Owners and                    10
                       Management
             Item 13 - Certain Relationships and Related Transactions                         10

Part IV.     Item 14 - Exhibits, Financial Statement Schedules and Reports on Form            10
                       8-K

Signatures                                                                                    13

                                    PART I.

ITEM 1.  BUSINESS

         Fleet Financial Group, Inc. (the "Registrant", "Corporation" or "Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the 20 largest bank holding companies in the United States, with total assets of $48.8 billion at December 31, 1994. Fleet has approximately 21,500 employees.

         Fleet reported net income for 1994 of $613 million, or $3.75 per share. This compared to net income of $488 million, or $3.01 per share in 1993. For a more detailed discussion of the Corporation's financial results, see "Management's Discussion and Analysis" (pages 9-25) of the 1994 Annual Report to Shareholders, which is incorporated by reference herein.

        On February 20, 1995, Fleet and Shawmut National Corporation ("Shawmut") entered into a definitive merger agreement providing for the merger of Shawmut with and into Fleet. The combined institution will have in excess of $80 billion in assets, $50 billion in deposits, and will be headquartered in Boston, Massachusetts. The merger agreement provides that each share of Shawmut common stock would be exchanged for 0.8922 newly issued shares of Fleet common stock on a tax-free basis. As a result of the merger, cost savings are expected to be realized primarily through: reductions in staff; elimination, consolidation or divestiture of certain branches; and the consolidation of certain offices, data processing and other redundant back office operations and staff functions. Fleet and Shawmut expect to take restructuring charges aggregating approximately $400 million to cover expenses related to the merger. The merger is expected to be completed in the fourth quarter of 1995 and is subject to certain conditions, including the approval of federal and state bank regulators and the shareholders of both companies.

         The Corporation is organized along four functional lines of business, which include Commercial Banking, Consumer Banking, Investment Services and Asset Collection, and Financial.

         Commercial Banking includes a broad range of commercial and corporate lending as well as government banking, commercial real estate, asset-based lending, and leasing. In addition to incorporating the commercial function in each of the Corporation's six banking subsidiaries, this business unit also includes Fleet Credit Corporation and Fleet Securities, Inc. Fleet Credit Corporation, which has 18 offices nationwide, has two divisions: the Leasing Division, which engages in middle market equipment leasing and the Business Credit Division, which engages in commercial finance activities. Fleet Securities, Inc. is a full-service municipal securities underwriter and dealer located in New York City. This line of business also has an operating services unit that encompasses cash management, corporate trust, and trade services functions.

          The Consumer Banking business unit includes retail and community banking, consumer finance, and the Corporation's major processing businesses, including mortgage banking at Fleet Mortgage Group, Inc. ("FMG") and student loan processing at AFSA Data Corporation. This business unit has almost 1,100 offices in 38 states, and has the largest branch-based banking franchise in the Northeast with a total of 864. FMG's mortgage banking business consists primarily of the origination, purchase, sale and servicing of residential first mortgage loans, and the purchase and sale of servicing rights associated with mortgage loans. FMG currently ranks as the second largest mortgage company in the nation and has 86 loan origination offices in 36 states and 1.2 million customers. In February 1995, the Corporation completed its tender offer to purchase the approximate 19% of FMG common stock that it does not already own for $20.00 in cash per share. AFSA Data Corporation is the nation's largest third-party servicer of student loans as it services more than $7 billion of asset value in more than 2.5 million accounts. AFSA's three basic product lines include a campus-based product, a federal direct loan program, and the Federal Family Education Loan Program. The Corporation's consumer finance company, Fleet Finance, Inc., engages primarily in consumer lending and home equity lending, and underwrites credit life, accident and health insurance.

          The Investment Services and Asset Collection line of business includes investment management, private banking, discount brokerage, equity capital, and asset collection businesses. The Corporation's investment management business consists of personal asset management, endowment and custody services, employee benefit management and mutual funds. These services are provided by the Corporation's trust and investment management subsidiaries, Fleet Investment Services Group and Fleet Investment Advisors, Inc. The Corporation's discount brokerage subsidiary, Fleet Brokerage Securities, Inc., is engaged in providing securities brokerage services, including clearing services, related securities credit extension, and other incidental activities through 12 offices in 11 states. The Corporation's asset collection business was originally started through its subsidiary, RECOLL Management Corp., which manages, collects, and liquidates assets owned by the FDIC. Fleet has started an affiliated business, Fleet Capital, which specializes in providing asset servicing primarily for commercial real estate.
                                       3

         The Financial line of business includes the results of the treasury group and the securities portfolio and trading group, as well as the Corporation's financial staff areas. The treasury group manages the overall funding needs of the Corporation and includes the asset/liability management of interest-rate risk and liquidity within parameters established by various boards of directors of the Corporation's subsidiaries. The securities portfolio and trading group includes the overall management of the Corporation's $11.2 billion securities portfolio as well as the management of Fleet's trading activities.

         Fleet is engaged in general commercial banking and trust business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, Maine and New Hampshire through its banking subsidiaries: Fleet Bank ("Fleet-New York"); Fleet National Bank ("Fleet-RI"); Fleet Bank, National Association ("Fleet-CT"); Fleet Bank of Massachusetts, National Association ("Fleet-MA"); Fleet Bank of Maine ("Fleet-Maine") and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

         The following table shows the total offices, assets, deposits and equity capital of Fleet's banking subsidiaries at December 31, 1994:

                                                                   Equity
($ in millions)           Offices      Assets        Deposits      Capital
- --------------------------------------------------------------------------
Fleet-New York              347        $12,668       $11,629       $  892
Fleet-MA                    172          9,435         7,857          724
Fleet-RI                     50          7,630         6,119          658
Fleet-CT                    150          6,251         5,712          512
Fleet-Maine                 110          2,963         2,202          182
Fleet-NH                     42          1,758         1,287          112
- --------------------------------------------------------------------------
                            871        $40,705       $34,806       $3,080
==========================================================================

COMPETITION

         The Corporation's subsidiaries are subject to intense competition in all aspects of the businesses in which they compete from domestic and foreign banks, equipment leasing companies, finance companies, securities and investment advisory firms, real estate financing companies, mortgage banking companies and other financial institutions. The Corporation principally competes on interest rates and other terms of financing arrangements, including specialized customer services and various banking arrangements and conveniences designed to attract depositors, borrowers and other customers. The Corporation maintains a Products and Services Group to review existing programs and institute new services.

SUPERVISION AND REGULATION

       Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") under the Bank Holding Company Act of 1956 (as amended) (the "BHCA"). Fleet-Maine, Fleet-NH, and Fleet-New York as state-chartered member banks are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. Fleet-CT, Fleet-MA and Fleet-RI are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). Each subsidiary bank's deposits are insured by the FDIC and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

       The BHCA requires that Fleet obtain prior approval from the Federal Reserve Board for bank and nonbank acquisitions and restricts the business operations permitted to Fleet. The BHCA also restricts the acquisition of shares of out-of-state banks unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In addition, Fleet's banking subsidiaries must obtain prior approval from their respective primary regulators for most acquisitions. Virtually all aspects of the subsidiary banks' businesses are subject to regulation and examination, depending on the charter of the particular banking subsidiary, by the Federal Reserve Board, the OCC, the banking regulatory agency of the state in which they operate, or a combination of the above.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") subjects banks to significantly increased regulation and supervision. Among other things, it requires federal bank regulatory authorities to take "prompt corrective action" in respect of banks that do not meet minimum capital requirements. FDICIA establishes five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. As of December 31, 1994, all of the Registrant's banking subsidiaries met the requirements of a "well capitalized" institution.

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

        FDICIA directs that each federal banking agency prescribe safety and soundness standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards which the agencies deem appropriate. Proposed regulations to implement the safety and soundness standards were issued in November 1993. The ultimate cumulative effect of these standards cannot currently be forecast.

        The FDICIA also contains a variety of other provisions that may affect Fleet's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

        As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), any or all of Fleet's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC after August 9, 1989, in connection with
(a) the default of any other of Fleet's subsidiary banks or (b) any assistance provided by the FDIC to any other of Fleet's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

        Under the Federal Reserve Board risk-based capital guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). Fleet is also subject to a minimum leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill) requirement of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. Fleet and its banking subsidiaries are subject to these minimum capital requirements.

       Under FIRREA and the FDICIA, failure to meet the minimum regulatory requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

       Fleet is a legal entity separate and distinct from its subsidiaries. There are various statutory and regulatory limitations on the extent to which banking subsidiaries of Fleet can finance or otherwise transfer funds to Fleet or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments, or asset purchases. Such transfers by any subsidiary bank to Fleet or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to Fleet and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practice.

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

         On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act facilitates the interstate expansion and consolidation of banking organizations by permitting (i) beginning one year after enactment of the legislation, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so and
(v) beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Fleet does not currently have any plans to consolidate its banking subsidiaries or to take any other actions as a result of this new statute. However, Fleet is considering the potential benefits in cost savings and convenience to its customers that might be achieved through combinations of two or more of its banking subsidiaries.

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

         See "Note 17. Commitments, Contingencies, and Other Disclosures" (pages 47-48) of the Notes to Consolidated Financial Statements and the "Capital" (pages 24-25) and "Liquidity" (pages 23-24) sections of Management's Discussion and Analysis in the 1994 Annual Report to Shareholders (each of which are incorporated by reference herein) for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.

STATISTICAL INFORMATION BY BANK HOLDING COMPANIES

         The following information set forth in the 1994 Annual Report to Shareholders is incorporated by reference herein:

              "Rate/Volume Analysis" table (page 51) for changes in the taxable equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

              "Consolidated Average Balances/Interest Earned-Paid/Rates 1990-1994" table (pages 52-53) for average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

              "Note 3. Securities" of the Notes to Consolidated Financial Statements (pages 35-36) for information regarding book values, market values, maturities and weighted average yields of securities (by category).

              "Note 4. Loans and Leases" of the Notes to the Consolidated Financial Statements (pages 36-37) for distribution of loans of the Registrant.

              "Loan and Lease Maturity" table and "Interest Sensitivity of Loans Over One Year" table (page 51) for maturities and sensitivities of loans to changes in interest rates.

              "Note 6. Nonperforming Assets" (page 37) and "Note 1. Summary of Significant Accounting Policies - Loans and Leases" (page 32) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

              "Loans and Leases" section of Management's Discussion and Analysis (pages 17-18) for information regarding loan concentrations of the Registrant.

              "Reserve for Credit Losses" section of Management's Discussion and Analysis (pages 19-20) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

              "Consolidated Average Balances/Interest Earned-Paid/Rates 1990-1994" table (pages 52-53) and the "Funding Sources" section of Management's Discussion and Analysis (pages 20-21) for deposit information.

              "Selected Financial Highlights" (page 1) for return on assets, return on equity, dividend payout ratio and equity to asset ratio.

              "Note 9. Short-term Borrowings" of the Notes to Consolidated Financial Statements (page 39) for information on short-term borrowings of the Registrant.

ITEM 2.  PROPERTIES

         The Registrant maintains its corporate headquarters in Providence, Rhode Island. A subsidiary of the registrant is a partner with certain other parties in the ownership and management of the building. Adjacent to the Providence headquarters building, Fleet-RI owns a building which houses the main branch of Fleet-RI and the offices of many of the Providence-based subsidiaries. Fleet-RI also owns an operations center, located in Providence. The Registrant also owns office buildings in Buffalo, NY, and Albany, NY, which house operational facilities of Fleet-New York. Portions of the Fleet-RI and Fleet-New York buildings are leased to nonaffiliates.

         As of December 31, 1994, the Registrant's subsidiaries also operated approximately 1,100 domestic offices, of which approximately 500 are owned and 600 are leased from others. In general, all leases run from one to thirteen years and most contain options to renew.

ITEM 3.  LEGAL PROCEEDINGS

         Information regarding legal proceedings of the Registrant is incorporated by reference herein from "Note 17. Commitments, Contingencies and Other Disclosures" (pages 47-48) of the Registrant's 1994 Annual Report to Shareholders and information set forth in the "Involvement in Certain Legal Proceedings" of the Corporation's Proxy Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security-holders in the fourth quarter of 1994.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         For information regarding the U.S. market, high and low quarterly sales prices, approximate number of holders, and quarterly dividends declared and paid, in each case on the Registrant's common stock, see the "Common Stock Price and Dividend Information" table (page 54) of the Registrant's 1994 Annual Report to Shareholders, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth in "Selected Financial Highlights" (page 1) of the Registrant's 1994 Annual Report to Shareholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth in Management's Discussion and Analysis (pages 9-25) of the Registrant's 1994 Annual Report to Shareholders is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following information set forth in the Registrant's 1994 Annual Report to Shareholders is incorporated by reference herein:

         The Consolidated Financial Statements, together with the report thereon by KPMG Peat Marwick LLP (pages 27-31); the Notes to the Consolidated Financial Statements (pages 32-50); and the unaudited information presented in the "Quarterly Summarized Financial Information" table (page 54).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the Registrant's Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience, his directorships held in other public companies and certain family relationships is incorporated by reference herein.

         The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of February 28, 1995 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

Name                     Positions with the Corporation                          Age
- ----                     ------------------------------                          ---
Terrence Murray          Chairman, President & Chief Executive Officer           55
Robert J. Higgins        Vice Chairman                                           49
H. Jay Sarles            Vice Chairman                                           49
Michael R. Zucchini      Vice Chairman                                           48
Eugene M. McQuade        Executive Vice President & Chief Financial Officer      46
John B. Robinson, Jr.    Executive Vice President                                48
Peter C. Fitts           Senior Vice President                                   54
William C. Mutterperl    Senior Vice President, Secretary & General Counsel      48
Anne M. Slattery         Senior Vice President                                   47
M. Anne Szostak          Senior Vice President                                   44
Brian T. Moynihan        Vice President                                          35

Terrence Murray joined Fleet-RI in 1962. After serving in various capacities for Fleet-RI and the Corporation, in April 1978, he was elected President of the Corporation and Fleet-RI. He is a Director of the Corporation, Fleet-RI, Fleet-MA, Fleet-CT and FMG. He became Chairman of the Board of Directors of the Corporation and Fleet-RI in May 1982. Mr. Murray has been a Director of Fleet since 1976, a Director of Fleet-RI since 1977 and a Director of FMG since 1985. Upon the merger of Fleet and Norstar Bancorp, Inc. in January 1988, he became President and Chief Operating Officer of Fleet. Mr. Murray was elected Chairman and Chief Executive Officer of Fleet in September 1988.

Robert J. Higgins joined Fleet-RI in 1971 and was elected President in February 1986. In March 1984, he was named a Vice President of the Corporation. In 1989, he was named an Executive Vice President of the Corporation and Chief Executive Officer of Fleet-RI. In 1991, Mr. Higgins was named President of Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation.

H. Jay Sarles joined Fleet-RI in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, the parent company of Fleet-MA and Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation.

Michael R. Zucchini joined the Corporation in August 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut and its subsidiary, General RE Services Corp., which engages in data processing. In March 1993, Mr. Zucchini was named a Vice Chairman of the Corporation. Mr. Zucchini is a Director of FMG and from June 1994 until November 1994, served as interim Chairman and Chief Executive Officer.

Eugene M. McQuade joined the Corporation in 1992 as Senior Vice President-Finance. From 1980 to 1991, Mr. McQuade served in various capacities with Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company, having served as its Executive Vice President and Controller from 1985 to 1991. In March 1993, Mr. McQuade was named an Executive Vice President of the Corporation and in July 1993 was elected as Chief Financial Officer. Mr. McQuade is a Director of FMG.

John B. Robinson, Jr., became an Executive Vice President of the Corporation in 1988. Mr. Robinson had been associated with Norstar Bank ("Norstar") since 1970 when he joined Hempstead Bank. He served in various capacities with Norstar and in 1987, he became President of Norstar.

Peter C. Fitts joined the Corporation in May 1991 as Senior Vice
President-Credit Administration and is responsible for corporate-wide credit administration. From 1965 to 1991, Mr. Fitts served in various capacities with Citibank, N.A., having last served as a Senior Vice President and Head of Credit Policy, North America, from 1985 to 1991.

William C. Mutterperl joined Fleet-RI in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation.

Anne M. Slattery joined the Corporation in January 1994 as Senior Vice President and head of Consumer and Community Banking. From 1969 through 1993, Ms. Slattery served in various capacities with Citicorp, having last served as a managing director of U.S. Consumer Banking.

M. Anne Szostak joined Fleet-RI in 1973, where she was an executive vice president from 1985 to 1988. In 1988 she was named Vice President of Human Resources for the Corporation. In 1991 she was named Chairman, President and Chief Executive Officer of Fleet-Maine. In May 1994, Ms. Szostak was named a Senior Vice President, Human Resources and Corporate Communications, of the Corporation.

Brian T. Moynihan joined the Corporation in 1993 as Deputy General Counsel. In March 1994, he was named Vice President of Strategic Planning for the Corporation. From 1991 to 1993, Mr. Moynihan was a partner in the law firm of Edwards & Angell, where he had been an associate since 1984.

Pursuant to Instructions to Form 10-K and Item 405 of Regulation S-K, information set forth in the "Section 16 Compliance" of the Corporation's Proxy Statement is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         Pursuant to Instructions to Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Committees of the Board of Directors", "Compensation Committee Interlocks and Insider Participation", "Directors' Compensation", "Executive Compensation", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Year and FY-End Option/SAR Values", "Pension Plans", and "Change in Control Contracts". Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to Instructions to Form 10-K and Item 403 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Principal Stockholders" and "Securities of the Corporation Owned by Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to Instructions to Form 10-K and Item 404 of Regulation S-K, information set forth in the "Indebtedness and Other Transactions" section of the Corporation's Proxy Statement is incorporated by reference herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). The financial statements of Fleet required in response to this Item are listed in response to Item 8 of this Report and are incorporated by reference herein.
(a)(2).  All schedules to the consolidated financial statements required by
         Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant have been omitted because the information is either not required, not applicable, or is included in the financial statements or notes thereto.
(a)(3).  See the exhibits listed below.
(b) Four Current Reports on Form 8-K were filed during the fourth quarter of 1994: October 9, 1994 (announcing Fleet's third quarter earnings); October 21, 1994 (reporting the issuance of $200 million of 7.25%
         Notes due 1997); November 28, 1994 (announcing the closing of Fleet's $1.127 billion Senior and Subordinated Medium Term Notes program); December 28, 1994 (announcing Fleet's merger proposal to acquire all outstanding shares of Fleet Mortgage Group, Inc. owned by the minority shareholders).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - (CONTINUED)

(c)      Exhibit Index

    Exhibit
     Number                                                                                  Page of this Report
- ----------------------------------------------------------------------------------------------------------------
       2         Agreement of Merger dated February 20, 1995 between the Registrant and
                 Shawmut National Corporation ("Shawmut")                                            (1)
       3         Restated Articles of Incorporation and By-Laws                                      (2)
      4(a)       Rights Agreement dated November 21, 1990 as amended by First Amendment to
                 Rights Agreement dated March 28, 1991, a Second Amendment to Rights
                 Agreement dated July 12, 1991, and a Third Amendment to Rights Agreement
                 dated February 20, 1995                                                             (3)
      4(b)       Instruments defining the rights of security holders, including indentures           (4)
      4(c)       Form of Rights Certificate for stock purchase rights issued to Whitehall
                 Associates, L.P., and KKR Partners II, L.P.                                         (5)
     10(a)*      Form of Change in Control Agreement together with Schedule of Persons who
                 have entered into such contracts                                                    (6)
     10(b)       Stock Purchase Agreement dated July 12, 1991 between Registrant and
                 Whitehall Associates, L.P., and KKR Partners II, L.P.                               (7)
     10(c)*      Supplemental Compensation Plan for former Norstar directors                         (8)
     10(d)*      Fleet Financial Group Directors Retirement Plan                                     (9)
     10(e)*      Supplemental Executive Retirement Plan                                             (10)
     10(f)       Stock Option Agreement between Fleet and Shawmut                                   (11)
     10(g)       Stock Option Agreement between Shawmut and Fleet                                   (12)
     10(h)*      1994 Performance-Based Bonus Plan for the Named Executive Officers
     10(i)*      Amended and Restated 1992 Stock Option and Restricted Stock Plan
       11        Statement re: computation of per share earnings
       12        Statement re: computation of ratios
       13        1994 Annual Report to Shareholders
       22        Subsidiaries of the Registrant
       23        Accountants' consent
       27        Financial Data Schedule

*Management contract, or compensatory plan or arrangement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - (CONTINUED)

          (1) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated February 20, 1995.
          (2) Incorporated by reference to Exhibit 1 of Registrant's Form 10-Q Quarterly Report dated June 30, 1992.
          (3) Incorporated by reference to Registrant's Registration Statement on Form 8-A dated November 29, 1990, as amended by Form 8 Amendment to Application dated September 6, 1991, and as further amended by a Form 8-A/A dated March 17, 1995.
          (4) Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.
          (5) Incorporated by reference to Exhibit 4(c) of the Registrant's Form 8-K Current Report dated July 12, 1991.
          (6) Incorporated by reference to Exhibit 10 of Registrant's 1989 Form 10-K filed March 31, 1990. (In 1994, Ms. Slattery, Ms. Szostak and Mr. Fitts entered into contracts in the same form as set forth in such Exhibit 10(a).)
          (7) Incorporated by reference to Exhibit 4 of Registrant's Form 8-K Current Report dated July 12, 1991.
          (8) Incorporated by reference to Exhibit 10(i) of the Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.
          (9) Incorporated by reference to Exhibit 10(j) of the Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.
          (10) Incorporated by reference to Exhibit 10(k) of the Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.
          (11) Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K Current Report dated February 20, 1995.
          (12) Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K Current Report dated February 20, 1995.

(d)       Financial Statement Schedules - None.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FLEET FINANCIAL GROUP, INC.
                                 (Registrant)

                            /s/ Eugene M. McQuade
                            ---------------------
                              Eugene M. McQuade
             Executive Vice President and Chief Financial Officer
                             Dated March 17 1995

                           /s/ Robert C. Lamb, Jr.
                           -----------------------
                             Robert C. Lamb, Jr.
                   Chief Accounting Officer and Controller
                             Dated March 17 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is been signed below by the following persons on behalf of the registrant in the capacities indicated.

/s/ Terrence Murray                                /s/  Ruth R. McMullin
- -------------------------------------------        ----------------------------
Terrence Murray, Chairman, President, Chief        Ruth R. McMullin, Director
Executive Officer and Director

/s/  William Barnet                                /s/  Arthur C. Milot
- -------------------------------------------        ----------------------------
William Barnet III, Director                       Arthur C. Milot, Director

/s/  Bradford R. Boss                              /s/  Thomas D. O'Connor
- -------------------------------------------        ----------------------------
Bradford R. Boss, Director                         Thomas D. O'Connor, Director

/s/  Paul J. Choquette, Jr.                        /s/  Michael B. Picotte
- -------------------------------------------        ----------------------------
/s/  Paul J. Choquette, Jr., Director              Michael B. Picotte, Director

/s/  James F. Hardymon                             /s/  John A. Reeves
- -------------------------------------------        ----------------------------
James F. Hardymon, Director                        John A. Reeves, Director

                                                   /s/  John R. Riedman
- -------------------------------------------        ----------------------------
Robert M. Kavner, Director                         John R. Riedman, Director

/s/  Lafayette Keeney                              /s/  John S. Scott
- -------------------------------------------        ----------------------------
Lafayette Keeney, Director                         John S. Scott, Director

                            /s/ Raymond C. Kennedy
                         ----------------------------
                         Raymond C. Kennedy, Director