Form 10-K/A
period 1994-12-31
FLEET FINANCIAL GROUP INC /RI/
filed 1995-04-28
CIK 50341

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 -- COMMISSION FILE NUMBER 1-6366
                                       OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                            ------------------------

                          FLEET FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 RHODE ISLAND                                   05-0341324
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
  50 KENNEDY PLAZA PROVIDENCE, RHODE ISLAND                       02903
   (Address of principal executive office)                      (Zip Code)

                                 (401) 278-5800
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


             TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------      -------------------------------------------
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


                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No   .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value on April 14, 1995 of the voting stock held by nonaffiliates of the Registrant was $4.5 billion, which excludes $156 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.



     The number of shares of common stock of the Registrant outstanding as of April 14, 1995 was 141,247,621.


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's 1994 Annual Report to Shareholders (Parts I and II).


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                  FORM 10-K/A


                          FLEET FINANCIAL GROUP, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                               TABLE OF CONTENTS


             DESCRIPTION                                                          PAGE NUMBER
             -----------                                                          -----------
Part I.      Item  3 -- Legal Proceedings.......................................        3

Part III.    Item 10 -- Directors and Executive Officers of the Registrant......        3
             Item 11 -- Executive Compensation..................................        7
             Item 12 -- Security Ownership of Certain Beneficial Owners
                        and Management..........................................       14
             Item 13 -- Certain Relationships and Related Transactions..........       16

     The Registrant, Fleet Financial Group, Inc. ("Fleet" or the "Corporation") hereby amends and restates the following items of its Annual Report on Form 10-K previously filed.


                                    PART I.


ITEM 3.  LEGAL PROCEEDINGS



     Shortly following the announcement on February 21, 1995 that Fleet and Shawmut had executed an Agreement and Plan of Merger dated as of February 20, 1995 (the "Merger Agreement"), certain alleged stockholders of Shawmut filed seven purported class action lawsuits in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") against Shawmut, the members of the Board of Directors of Shawmut (the "Shawmut Board") and Fleet. The complaints all make similar allegations concerning the proposed merger of Shawmut with and into Fleet (the "Merger"). The plaintiffs allege, among other things, that the defendants have engaged in a plan and scheme to enrich themselves at the expense of Shawmut's public stockholders; that the defendants have failed to fully disclose the true value of Shawmut's assets and earnings power and the future financial benefits which the defendants expect to derive from the Merger; that the defendants have wrongfully failed and refused to seek a purchase of Shawmut at the highest possible price and have sought to chill potential offers for Shawmut; that the defendant members of the Shawmut Board have breached the fiduciary duties owed by them to the plaintiffs and the members of the purported class; and that defendant Fleet has induced and aided and abetted breaches of fiduciary duty by the members of the Shawmut Board. The plaintiffs seek, among other things, a declaration that the proposed transaction is unfair, unjust and inequitable; an injunction preliminarily enjoining the defendants from taking any steps necessary to accomplish or implement the proposed Merger; and an order requiring the defendants to compensate plaintiffs and the members of the class for all losses and damages suffered and to be suffered by them as a result of the acts and transactions complained of in the complaints. The plaintiffs also seek the award of the costs and disbursements of the action, including reasonable attorneys', accountants' and experts' fees. The defendants believe the allegations contained in the complaints are entirely without merit and intend to contest them vigorously.



     Information regarding legal proceedings of the Registrant is also incorporated by reference herein from "Note 17. Commitments, Contingencies and Other Disclosures" (pages 47-48) of the Registrant's 1994 Annual Report to Shareholders attached as Exhibit 13 to Fleet's Annual Report on Form 10-K previously filed.



                                   PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS



     The Board of Directors of Fleet (the "Fleet Board") is divided into three classes with each class serving staggered terms of three years, so that only one class is elected in any one year. The names, committee membership, ages, business experience during the past five years and term as director for all nominees and directors continuing in office of Fleet as of April 14, 1995 are set forth below.


Nominees for Director


Terms Expiring in 1998



     Bradford R. Boss, age 62, joined A.T. Cross Company, a manufacturer of writing instruments, in 1958, became President in 1971 and was elected Chairman and Chief Executive Officer in 1979. In April 1993 Mr. Boss became Chairman of A.T. Cross Company. A former member of the Board of Governors of the American Stock Exchange and a director of Bausch & Lomb, Inc., Mr. Boss also has served as President and Chairman of the Writing Instrument Manufacturers Association. A graduate of the University of Rhode Island, he was elected to the Fleet Board in 1976, and is a member of the Executive and Human Resources and Planning Committees of the Fleet Board.



     James F. Hardymon, age 60, was elected to the Fleet Board in 1991. Mr. Hardymon joined Textron Inc., a diversified manufacturing company, in November 1989 as President and Chief Operating Officer, at which time he was named to the Textron Board of Directors. In 1992, he was elected Chief Executive Officer and, in 1993, was elected Chairman. From 1987 to 1989, Mr. Hardymon was President and Chief Operating Officer of Emerson Electric Co. Mr. Hardymon received his Bachelor's and Master's degrees in civil engineering from the University of Kentucky. Mr. Hardymon has been a Trustee of the University of Kentucky since 1991, and a director of the Paul Revere Corporation since 1993. He serves on the Executive and Human Resources and Planning Committees of the Fleet Board.


     Arthur C. Milot, age 62, is a graduate of Harvard University and has been a director of Fleet since 1976. He was President of Brewster Lumber Company, a supplier of building materials and household appliances, from 1969 to 1986. Mr. Milot also serves as a director of each of Fleet-CT, Fleet-MA and Fleet-RI. Mr. Milot serves on the Executive and Human Resources and Planning Committees of the Fleet Board.


     John A. Reeves, age 69, has served as President of Mid-Continent Resources, Inc., a coal mining company, since 1979, and as President of Pitkin Iron Corporation, an iron mining company, since 1982. He became a director of Fleet in 1988, having been a director of Norstar Bancorp Inc. ("Norstar") since 1972. Mr. Reeves is a director of Mid-Continent Resources, Inc. and Pitkin Iron Corporation. Mid-Continent Resources, Inc. filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in 1992. A plan under Chapter 11 was approved in 1993. A graduate of the University of Utah, he serves as an emeritus member of the Board of Trustees of the Colorado School of Mines and is a member of the American Institute of Mining Engineers. Mr. Reeves serves on the Audit Committee of the Fleet Board.


     John R. Riedman, age 66, was President of Riedman Corporation, which is engaged in the property and casualty insurance marketing and real estate development businesses, for 25 years until he became Chairman in 1991. He was named a director of Norstar in 1985 and became a director of Fleet in 1988. Mr. Riedman serves as a director and past Chairman of the Rochester Museum and Science Center, Treasurer and past Chairman of the Rochester Chamber of Commerce and Chairman of the Monroe County Airport Advisory Committee. He is a trustee of St. John Fisher College and of Genesee Hospital. He is a member of the National Association of Surety Bond Producers and a member of the Nominating Committee of the United Way of Rochester. Mr. Riedman serves on the Audit Committee of the Fleet Board.


Directors Continuing in Office


Terms Expiring in 1996


     Paul J. Choquette, age 56, has been President and director of Gilbane Building Company, a building construction company, since 1981 after having served as Executive Vice President since 1975. He was elected to the Fleet Board in 1982. A graduate of Brown University and Harvard Law School, Mr. Choquette is Chairman of the Board of Directors of Gilbane Properties, Inc., a real estate development and management company, a director of Carlisle Corporation and The Rhode Island Foundation, former Chairman of the New England Council, Inc. and a trustee of Eastern Utilities Associates. He is also a trustee emeritus of Brown University, a director of the National Conference of Christians and Jews and a member of the President's Council of Providence College. He serves on the Executive and Risk Management Committees of the Fleet Board.


     Robert M. Kavner, age 51, elected to the Fleet Board in 1986, has been an executive with Creative Artists Agency, Inc., a talent agency and advisory service business in the entertainment industry, since July 1994. From 1984 until 1994, Mr. Kavner held various positions at American Telephone and Telegraph ("AT&T"), including Senior Vice President and Chief Financial Officer since 1984. He became a member of AT&T's Executive Committee in 1989, and in 1993 was named Chief Executive Officer of the Multimedia Product and Services Group of AT&T. He previously was a partner of Coopers & Lybrand, an international accounting firm, for 10 years. A graduate of Adelphi University, Mr. Kavner is a director of Duracell Corporation and the Joint Center for Political and Economic Studies. He serves on the Risk Management Committee of the Fleet Board.


     Thomas D. O'Connor, age 64, was elected a director of Norstar in 1984 and joined the Fleet Board in 1988. He has been Chairman and President of Mohawk Paper Mills, Inc., a paper manufacturer, since 1971. A Yale University graduate, he is a trustee of Siena College and Marvelwood School, a board member and past Chairman of the Albany Medical Center, and a director of the Institute of Paper Science and Technology and the American Forest and Paper Association. Mr. O'Connor is a former board member of St. Gregory's School for Boys and Emma Willard School. He serves on the Executive and Human Resources and Planning Committees of the Fleet Board.



Terms Expiring in 1996



     Michael B. Picotte, age 47, is a Managing General Partner and Chief Executive Officer of the real estate ownership and management entities comprising the Picotte Companies, Albany, New York, having worked for such entities since 1970. Elected to the Fleet Board in 1989, Mr. Picotte is a graduate of Villanova University and the OPM Program of the Harvard University Graduate School of Business, Mr. Picotte serves on the board of directors of various educational and public service organizations, including The Center for Economic Growth and the Albany Institute of History and Art. Mr. Picotte also is the Chairman of St. Peter's Hospital. Mr. Picotte has served on the Governor's Real Estate Advisory Board of the State of New York and has served as a trustee of WMHT-TV (Public Broadcasting) and the College of St. Rose. He serves on the Executive Committee and is Chairman of the Risk Management Committee of the Fleet Board.



     John S. Scott, age 68, elected to the Fleet Board in 1983, retired as Chairman of Richardson-Vicks Inc. and as a director of The Procter & Gamble Company in 1987. He was President and Chief Executive Officer of Richardson-Vicks Inc., a diversified health care and consumer products company, from 1975 until he was named Chairman in 1986. He was a director of Richardson-Vicks Inc. from 1975 to 1987, and had been associated with that company and predecessor companies since 1950. A graduate of Brown University, Mr. Scott is a director of Fleet-NY, Perkin-Elmer Corporation, The Stanley Works, Creative Products Resource, Inc., and Cambridge Biotech Corporation ("Cambridge Biotech"). Cambridge Biotech filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in July 1994. Mr. Scott serves as Chairman of the Human Resources and Planning Committee of the Fleet Board.



Terms Expiring in 1997



     William Barnet III, age 52, became a director of Fleet in 1988, having served as a Norstar director since 1984. He has been President of William Barnet & Son, Inc., a synthetic fiber processing company, since 1976, and is a graduate of Dartmouth College and its Amos Tuck School of Business Administration. Mr. Barnet serves on the boards of numerous civic and business entities, including the Palmetto Business Forum, the South Carolina Textile Manufacturers Association, Spartanburg County Foundation and Converse College. Mr. Barnet also is a director of Spartan Mills and of FMG. He serves as Chairman of the Audit Committee of the Fleet Board.



     Lafayette Keeney, age 68, was elected to the Fleet Board in 1986, and has been a consultant since he retired as Chairman and Chief Executive Officer of Sage-Allen & Co., Inc. in 1990. A graduate of Nichols College, Mr. Keeney also is a director of Arthur A. Watson & Co., trustee of Suffield Academy and a corporator of Hartford Hospital -- Saint Francis Hospital. He serves on the Audit Committee of the Fleet Board.



     Raymond C. Kennedy, age 66, was Chief Executive Officer and Publisher of the Hudson (N.Y.) Register-Star, a daily newspaper, from 1956 to 1985, and has served as Chairman since 1985 of Kendell Holdings, Inc., a personal holding company. Elected a director of Norstar in 1982, he joined the Fleet Board in 1988. Mr. Kennedy is a graduate of Georgetown University. He is past President of the New York State Publishers Association, a former member of the Governmental Relations Committee of the American Newspaper Publishers Association, a former director of Jackson Newspapers (New Haven, CT), former Chairman of the Board of Trustees of Olana Historic Preservation Site, a trustee and past Chairman of Siena College, a Board member and past Chairman of the Columbia-Greene Community College Foundation and a trustee of Columbia-Greene Memorial Hospital. He serves on the Audit and Executive Committees of the Fleet Board.



     Ruth R. McMullin, age 53, is a Management Fellow at the Yale School of Management, having served as President and Chief Executive Officer of Harvard Business School Publishing Corporation from 1991 to

1994. Ms. McMullin was with John Wiley & Sons, Inc. from 1987 to 1991, where she served as President and Chief Executive Officer from 1989 to 1990. Elected to the Fleet Board in 1992, Ms. McMullin is a graduate of Connecticut College and received her Master's Degree from the Yale School of Management. She serves on the boards of directors of Bausch & Lomb, Inc., UNR Industries and Middlesex Mutual Assurance Co. Ms. McMullin also is a director of the Yale University Press, a past director of Connecticut Health Plan, a member of the Dean's Advisory Board at the Yale School of Management, a member of the American Repertory Theatre Advisory Board, and a member of the corporation of the Deaconess Hospital. She serves on the Risk Management Committee of the Fleet Board.


     Terrence Murray, Chairman, President and Chief Executive Officer of Fleet, has been a member of the Fleet Board since 1976 and serves as Chairman of the Executive Committee. Additional information regarding Mr. Murray is set forth below under "Executive Officers".


EXECUTIVE OFFICERS


     The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of April 14, 1995 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.


                NAME                            POSITIONS WITH THE CORPORATION            AGE
               -------               ---------------------------------------------------  ----
Terrence Murray....................  Chairman, President & Chief Executive Officer         55
Robert J. Higgins..................  Vice Chairman                                         49
H. Jay Sarles......................  Vice Chairman                                         50
Michael R. Zucchini................  Vice Chairman                                         48
Eugene M. McQuade..................  Executive Vice President & Chief Financial Officer    46
John B. Robinson, Jr...............  Executive Vice President                              48
Peter C. Fitts.....................  Senior Vice President                                 54
William C. Mutterperl..............  Senior Vice President, Secretary & General Counsel    48
Anne M. Slattery...................  Senior Vice President                                 47
M. Anne Szostak....................  Senior Vice President                                 44
Brian T. Moynihan..................  Vice President                                        35


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

     H. Jay Sarles joined Fleet-RI in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, Inc., the parent company of Fleet-MA and Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation.


     Michael R. Zucchini joined the Corporation in August 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut and its subsidiary, General RE Services Corp., which engages in data processing. In March 1993, Mr. Zucchini was named a Vice Chairman of the Corporation. Mr. Zucchini is a director of FMG and from June 1994 until November 1994, served as interim Chairman and Chief Executive Officer of FMG.

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



     John B. Robinson, Jr., became an Executive Vice President of the Corporation in 1988. Mr. Robinson had been associated with Norstar Bank since 1970 when he joined Hempstead Bank. He served in various capacities with Norstar Bank and in 1987, he became President of Norstar Bank.


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


     M. Anne Szostak joined Fleet-RI in 1973, where she was an executive vice president from 1985 to 1988. In 1988 she was named Vice President of Human Resources for the Corporation. In 1991 she was named Chairman, President and Chief Executive Officer of Fleet Bank of Maine. In May 1994, Ms. Szostak was named a Senior Vice President, Human Resources and Corporate Communications, of the Corporation.


     Brian T. Moynihan joined the Corporation in 1993 as Deputy General Counsel. In March 1994, he was named Vice President of Strategic Planning for the Corporation. From 1991 to 1993, Mr. Moynihan was a partner in the law firm of Edwards & Angell, where he had been an associate since 1984.


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Fleet's executive officers and directors, and persons who own more than 10% of a registered class of Fleet's equity securities ("Insiders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Insiders are required by Commission regulations to furnish Fleet with copies of all Sections 16(a) reports they file. Based solely on a review of the copies of such reports furnished to Fleet, Fleet believes that during 1994 all Section 16(a) filing requirements applicable to its Insiders were complied with, except that Mr. Kavner inadvertently failed to disclose on a timely basis (one business day late) his acquisition in January 1994 of 1,500 shares of Fleet common stock ("Fleet Common Stock").



ITEM 11.  EXECUTIVE COMPENSATION



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     Mr. Murray serves on the Board of Directors of A.T. Cross Company, which determines the compensation of senior executives of A.T. Cross Company. Mr. Boss, Chairman of A.T. Cross Company, serves on Fleet's Human Resources and Planning Committee. John Scott, who serves as Chairman of Fleet's Human Resources and Planning Committee, is a director and former Chairman of Cambridge Biotech. In July 1994, Fleet Credit Corporation, a subsidiary of Fleet ("Fleet Credit"), made a $1,007,000 three month term loan to Cambridge Biotech which was secured by certain pledged deposits and bore interest at a fixed rate of 9.33% per annum. Shortly after such loan was made, Cambridge Biotech filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in July 1994. In September 1994, the pledged deposits were applied to the outstanding balance, as a result of which the loan was repaid in full. The creditors committee for Cambridge Biotech, however, has challenged Fleet Credit's right to such pledged deposits and a federal bankruptcy court recently ruled against Fleet Credit. Fleet Credit has filed an appeal and intends to contest such ruling vigorously.

COMPENSATION OF DIRECTORS AND OFFICERS



     DIRECTORS' COMPENSATION. Members of the Fleet Board receive an annual retainer of $25,000, which retainer Fleet believes is commensurate with the retainers paid to directors of companies in Fleet's Peer Group, which is comprised of the 25 largest (based on asset size) domestic financial institutions. Directors also are paid an attendance fee of $1,500 for each Fleet Board meeting attended. Committee members are paid $750 per committee meeting attended, and all committee chairmen are paid an additional fee of $5,000 per year. Fleet has a standard arrangement pursuant to which directors may elect to defer all or part of their directors' fees. Fees are not paid to directors employed by Fleet.



     The Supplemental Compensation Plan for former Norstar directors, as assumed by Fleet, provides that, under certain circumstances, Fleet will pay to, or in respect of, each eligible director of Fleet who was previously a Norstar director, upon death or termination of service as a director, 40 quarterly payments of $5,000 each, commencing on the first day of the first calendar quarter following the calendar quarter of death or termination of service as a director. William Barnet, III, Raymond C. Kennedy, John A. Reeves, John R. Riedman and Thomas D. O'Connor were each previously directors of Norstar.



     In January 1994, the Fleet Board adopted a new retirement plan for all of its directors who are not former Norstar directors (the "Qualified Directors"). Under the new plan, each Qualified Director (who is not also an employee of Fleet) is entitled to participate after he or she has served on the Fleet Board for at least five years. The plan provides that each Qualified Director is credited with $20,000 for each year of service up to a maximum of 10 years. A Qualified Director may not collect under the plan until he or she retires from the Fleet Board, but in no event before his or her 65th birthday.



     EXECUTIVE COMPENSATION. The following table shows, for the fiscal years ending December 31, 1994, 1993 and 1992, the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of Fleet (the "Named Executive Officers").



                           SUMMARY COMPENSATION TABLE



- ------------------------------------------------------------------------------------------------------------------
                                                                                    LONG-TERM COMPENSATION
                                                  ANNUAL COMPENSATION                       AWARDS
                                         --------------------------------------   --------------------------
                                                                      OTHER       RESTRICTED     SECURITIES
            NAME AND                                                  ANNUAL         STOCK       UNDERLYING     ALL OTHER
            PRINCIPAL                     SALARY        BONUS      COMPENSATION    AWARD(S)     OPTIONS/SARS   COMPENSATION
            POSITION              YEAR     ($)           ($)          ($)(2)      ($)(3)(4)(5)   (#)(5)(6)        ($)(7)
    ------------------------------------------------------------------------------------------------------------------
Terrence Murray                    1994  $993,936(1)  $1,400,000           --     $1,160,156       100,000      $   86,967
Chairman, President and            1993   902,000        990,000           --             --        90,000          67,622
Chief Executive Officer            1992   917,461        750,000           --             --        75,000          55,126

Robert J. Higgins                  1994   524,999        600,000     $ 75,276        556,875        45,000          40,632
Vice Chairman                      1993   505,769        350,000           --             --        40,000          37,946
                                   1992   441,346        200,000           --        468,750        32,500          26,893

H. Jay Sarles                      1994   524,999        550,000           --        556,875        45,000          55,135
Vice Chairman                      1993   512,692        350,000           --             --        40,000          43,343
                                   1992   478,731        225,000      124,532        625,000        32,500          33,485

Michael R. Zucchini                1994   524,999        600,000           --        556,875        45,000          38,867
Vice Chairman                      1993   510,769        350,000           --             --        40,000          30,503
                                   1992   458,731        250,000           --             --        32,500          19,832

Eugene M. McQuade                  1994   358,654        500,000           --        556,875        45,000          23,585
Executive Vice President           1993   330,769        300,000           --             --        35,000          20,451
and Chief Financial Officer        1992   254,808        125,000      159,123             --        27,000           2,088


- ---------------


(1) The discrepancy between Mr. Murray's approved base salary for 1994 ($992,200) and the amount paid in 1994 ($993,936) is the result of Fleet's payroll practice of paying employees on a bi-weekly basis.



(2) Perquisites and other personal benefits paid to each of the Named Executive Officers (including tax preparation assistance) in each instance aggregated less than $50,000, other than Messrs. Higgins, Sarles and McQuade and, accordingly, are omitted from the table as permitted by Commission regulations. In 1994, Mr. Higgins' perquisites and other personal benefits included a relocation expense and moving allowance aggregating $60,157. In 1992, each of Messrs. Sarles and McQuade's perquisites and other personal benefits included a relocation expense and moving allowance aggregating $106,119 and $156,746, respectively.



(3) In September 1994, Fleet awarded performance-based restricted stock to each of the Named Executive Officers under the Fleet Amended and Restated 1992 Stock Option and Restricted Stock Plan (the "1992 Stock Plan"). In accordance with the terms of the awards, the restrictions on transfer will lapse, if at all, only if cumulative earnings per share growth, measured over a three year period, exceeds a threshold target. To the extent cumulative earnings per share growth exceeds the threshold, each Named Executive Officer will vest in a percentage of the shares awarded, ranging from 40% to 100%. The amount and year-end value of the performance-based restricted stock awarded in 1994 under the 1992 Stock Plan, based on a December 30, 1994 closing market price of Fleet Common Stock of $32.50, are:
    Mr. Murray, 31,250 and $1,015,625; and each of Messrs. Higgins, Sarles, Zucchini and McQuade, 15,000 and $487,500. Dividends will be paid on the shares of performance-based restricted stock if, and to the extent, paid on Fleet Common Stock generally. If a change of control were to occur, the performance-based restricted stock would immediately vest in full.



(4) In December 1991, Fleet awarded shares of restricted stock to certain Named Executive Officers under Fleet's Amended and Restated 1988 Stock Option and Restricted Stock Plan (the "1988 Stock Plan"). In accordance with the terms of the awards, the restrictions on fifty percent of the stock lapsed as of January 1, 1995 as a result of the performance of Fleet Common Stock during 1994 when the Average Closing Price of Fleet Common Stock was or exceeded $34 per share for four consecutive months. The Average Closing Price for each of the four consecutive months was deemed to be or exceed $34 per share when the average of the daily closing prices of Fleet Common Stock on the New York Stock Exchange (the "Stock Exchange") for such month was or exceeded $34 per share. The number and year-end value of the remaining fifty percent of the restricted stock shares awarded to certain Named Executive Officers in 1991 under the 1988 Stock Plan, based on a December 30, 1994 closing market price of Fleet Common Stock of $32.50 per share, are: Mr. Murray, 25,000 and $812,500; and Mr. Zucchini, 12,500 and $406,250. Messrs.
    Higgins and Sarles were not awarded any restricted stock in 1991. In December 1992, Fleet awarded shares of restricted stock to Messrs. Higgins and Sarles under the 1992 Stock Plan. Mr. McQuade, who did not join Fleet until January 1992, was not awarded any restricted stock in 1992. The awards to Messrs. Higgins and Sarles provide that the restrictions will lapse on January 1, 1998 if the executive remains in the continuous employ of Fleet; however, the restrictions on fifty percent of the stock will lapse as of January 1, 1996 if, during 1995, the Average Closing Price of Fleet Common Stock is or exceeds $47 per share for four consecutive months. The Average Closing Price for a month shall be deemed to be or exceed $47 per share if the average of the daily closing prices of Fleet Common Stock on the Stock Exchange for such month is or exceeds $47 per share. The number and year-end value of the shares of restricted stock awarded to certain Named Executive Officers under the 1992 Stock Plan, based on a December 30, 1994 closing market price of Fleet Common Stock of $32.50 per share, are: Mr. Higgins, 15,000 and $487,500; and Mr. Sarles, 20,000 and $650,000. Dividends will be paid on the shares of restricted stock if, and to the extent, paid on Fleet Common Stock generally. If a change of control were to occur, the restricted stock would immediately vest in full.



(5) The Merger will not constitute a change of control for purposes of any restricted stock awarded, or any stock options or stock appreciation rights ("SARs") granted, under the 1992 Stock Plan, or any predecessor plan.



(6) All stock options include tandem SARs, except for the stock options granted in 1994.



(7) Amounts of All Other Compensation include the following: (i) contributions by Fleet under Fleet's Savings Plan or amounts accrued under Fleet's Executive Supplemental Plan for the Named Executive Officers: Mr. Murray, $44,961; Mr. Higgins, $23,852; Mr. Sarles, $23,852; Mr. Zucchini, $23,852;
    and Mr. McQuade, $16,205; (ii) term life insurance premiums paid by Fleet on behalf of each of the Named Executive Officers in 1994 (the Named Executive Officers have the option of applying these payments to whole life policies):
    Mr. Murray, $21,040; Mr. Higgins, $4,957; Mr. Sarles, $5,908; Mr. Zucchini, $5,683; and Mr. McQuade, $2,268; (iii) an interest free loan in the amount of $100,000 provided to Mr. Sarles in 1992 which provided a benefit of $6,089 to Mr. Sarles in 1994 based on the applicable federal rate in effect on the date of issuance of such loan; and (iv) preferential earnings on deferred compensation: Mr. Murray, $20,966; Mr. Higgins, $11,823; Mr. Sarles, $19,286; Mr. Zucchini, $9,332; and Mr. McQuade, $5,112. Mr. Sarles repaid his loan on January 13, 1995; see Item 13, "Certain Relationships and Other Related Transactions".



                     OPTION/SAR GRANTS IN LAST FISCAL YEAR



     The following table contains information concerning the grant of stock options pursuant to the 1992 Stock Plan to the Named Executive Officers during the fiscal year ending December 31, 1994.

- --------------------------------------------------------------------------------


                                                                                  POTENTIAL REALIZABLE VALUE
                                                                                  AT ASSUMED ANNUAL RATES OF
                                              INDIVIDUAL GRANTS                    STOCK PRICE APPRECIATION
                            -----------------------------------------------------     FOR OPTION TERM(3)
                                               PERCENT                            ---------------------------
                                              OF TOTAL
                              NUMBER OF       OPTIONS/
                              SECURITIES        SARS
                              UNDERLYING     GRANTED TO     EXERCISE
                             OPTIONS/SARS     EMPLOYEES     OR BASE
                              GRANTED(1)      IN FISCAL      PRICE    EXPIRATION
NAME                             (#)           YEAR(2)       ($/SH)      DATE       AT 5% ($)     AT 10% ($)
- ----
                            ---------------------------------------------------------------------------------
Terrence Murray...........      100,000        4.85%         $36.94     9/21/04     $2,323,687    $5,887,799
Robert J. Higgins.........       45,000        2.18%          36.94     9/21/04      1,045,659     2,649,510
H. Jay Sarles.............       45,000        2.18%          36.94     9/21/04      1,045,659     2,649,510
Michael R. Zucchini.......       45,000        2.18%          36.94     9/21/04      1,045,659     2,649,510
Eugene M. McQuade.........       45,000        2.18%          36.94     9/21/04      1,045,659     2,649,510
- -------------------------------------------------------------------------------------------------------------



- ---------------------------------------------------------------------------------------------------------------------
Increase in market value of Fleet Common Stock for all stockholders at      5% (TO $60/SHARE)      10% (TO $96/SHARE)
  assumed annual rates of stock price appreciation (as used in the table     ----------------      -----------------
above) from $36.94 per share, over the ten-year period, based on 135           $3.1 billion           $7.9 billion
million shares outstanding on December 31, 1994.
- ---------------------------------------------------------------------------------------------------------------------



(1) All options granted to the Named Executive Officers were granted on September 21, 1994 under the 1992 Stock Plan. No SARs were awarded in connection with such grants. The options first become exercisable in 20% installments commencing on September 21, 1995, so long as employment with Fleet continues. If a change of control were to occur, the options would become immediately exercisable in full. The Merger will not constitute a change of control for purposes of the options granted in 1994 or for purposes of any other stock options or SARs granted under the 1992 Stock Plan or any predecessor plan.



(2) A total of 2,061,796 options were granted to employees in 1994, of which 1,921,200 were granted on the same material terms described in footnote (1) above. With respect to substantially all of the remaining 139,500 options granted in 1994, the material terms thereof differ to the extent that they become fully exercisable commencing one year from the date of grant, so long as employment with Fleet continues, and expire five years from the date of grant. The percentages set forth in the above table are based on the total 2,061,796 options granted in 1994. The percent of the grant to each of the Named Executive Officers based on the total 1,921,200 options granted in 1994 with the same material terms are: Mr. Murray, 5.21%; Mr. Higgins, 2.35%; Mr. Zucchini, 2.35%; Mr. Sarles, 2.35%; and Mr. McQuade, 2.35%.



(3) Potential Realizable Value is based on the assumed annual growth rates for each of the grants shown over their ten-year option term. For example, a 5% annual growth rate for Mr. Murray's grant results in a stock price of $60.18 per share and a 10% rate results in a stock price of $95.82 per share. These potential values are listed in order to comply with Commission regulations, and Fleet cannot predict whether these values can be achieved. Actual gains, if any, on stock option exercises are dependent on the future performance of Fleet Common Stock.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES



     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options and/or SARs during the fiscal year ending December 31, 1994 and unexercised options and SARs held as of the end of the 1994 fiscal year.

- --------------------------------------------------------------------------------


                                                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED                  IN-THE-MONEY
                                                   VALUE              OPTIONS/SARS AT                    OPTIONS/SARS AT
                              SHARES ACQUIRED     REALIZED              FY-END(#)(1)                     FY-END($)(2)(3)
NAME                          ON EXERCISE (#)       ($)        EXERCISABLE      UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                                                              --------------   ---------------     ------------   -------------
- -------------------------------------------------------------------------------------------------------------------------------
Terrence Murray..............          --               --        225,000          230,000          $2,145,140      $456,710

Robert J. Higgins............       9,708         $259,980         97,800          102,200           1,011,616       199,299

H. Jay Sarles................          --               --        107,402          102,200           1,062,042       199,299

Michael R. Zucchini..........      19,800          555,588         85,100          103,100             518,489       157,494

Eugene M. McQuade............          --               --         17,800           89,200              49,776        74,664
- --------------------------------------------------------------------------------------------------------------------------------



(1) The following exercisable/unexercisable options for each of the Named Executive Officers do not have tandem SARs: Mr. Murray, -0-/100,000; Mr. Higgins, 5,602/45,000; Mr. Sarles, 5,602/45,000; Mr. Zucchini, -0-/45,000;
    and Mr. McQuade, -0-/45,000.



(2) Value based on the fair market value of Fleet Common Stock on December 30, 1994 ($32.56) minus the exercise price. Fair market value is deemed to be the average of the high and low market prices of Fleet Common Stock on the Stock Exchange.



(3) The following exercisable/unexercisable options for each of the Named Executive Officers are at exercise prices above the fair market value of Fleet Common Stock on December 30, 1994 ($32.56): Mr. Murray,
    18,000/172,000; Mr. Higgins, 8,000/77,000; Mr. Sarles, 8,000/77,000; Mr.
    Zucchini, 8,000/77,000; and Mr. McQuade, 7,000/73,000.

PENSION PLANS



     The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Fleet Pension Plan (the "Pension Plan"), a qualified defined benefit pension plan, based on Final Average Salary (as defined below) and years of service with Fleet and its subsidiaries.



                               PENSION PLAN TABLE



FINAL AVERAGE     15 YEARS     20 YEARS      25 YEARS       30 YEARS
   SALARY         SERVICE(1)   SERVICE(1)   SERVICE(1)     SERVICE(1)
- -------------     --------     --------     ----------     ----------
 $   100,000      $ 24,306     $ 32,408     $   40,510     $   48,612
     200,000        50,556       67,408         84,260        101,112
     300,000        76,806      102,408        128,010        153,612
     400,000       103,056      137,408        171,760        206,112
     500,000       129,306      172,408        215,510        258,612
     600,000       155,556      207,408        259,260        311,112
     700,000       181,806      242,408        303,010        363,612
     800,000       208,056      277,408        346,760        416,112
     900,000       234,306      312,408        390,510        468,612
   1,000,000       260,556      347,408        434,260        521,112
   1,100,000       286,806      382,408        478,010        573,612
   1,200,000       313,056      417,408        521,760        626,112
   1,300,000       339,306      452,408        565,510        678,612


- ---------------


(1) The Pension Plan provides for accrual of benefits over 30 years of service, with proportionate reduction for years of service less than 30 years. The annual benefits shown in the above table are not reduced to reflect certain limitations imposed by the Internal Revenue Code of 1986, as amended (the "Code"), which limit the annual benefits payable from qualified plans to any individual. The years of service accrued and Final Average Salary for purposes of the Pension Plan as of December 31, 1994 for the Named Executive Officers were: Mr. Murray, 32 years and $874,248; Mr. Higgins, 23 years and $439,999; Mr. Sarles, 27 years and $465,992; Mr. Zucchini, 7 years and $454,684; and Mr. McQuade, 3 years and $314,743.



     The Pension Plan covers employees of Fleet and various Fleet subsidiaries, including the Named Executive Officers. Normal retirement age under the Pension Plan is 65, and benefits vest upon completion of five years of service. Benefits shown in the table are computed as a single life annuity and are not subject to any deduction for Social Security or other offset amounts. In general, the normal benefit at age 65 is equal to 37.5% multiplied by the average annual base salary during the 60 consecutive calendar months in the last 120 calendar months of a participant's employment yielding the highest average annual salary (the "Final Average Salary") up to the Integration Level (as defined below), plus 52.5% multiplied by the amount by which the Final Average Salary exceeds the Integration Level. For 1995, the Integration Level will equal $25,920 (the "Integration Level"). The Integration Level will increase each year based on increases in the Social Security Taxable Wage Base (the maximum amount of wages subject to Social Security Taxes). Final Average Salary for each of the Named Executive Officers is calculated using annual base salary as reported in the Summary Compensation Table.



     The table above includes benefits under Fleet's Retirement Income Assurance Plan (the "Assurance Plan") and Fleet's Supplemental Executive Retirement Plan (the "SERP"), each of which is a nonqualified deferred compensation plan. The Assurance Plan provides benefits that would otherwise be denied a participant by reason of the limitations imposed by the Code on the Pension Plan. Under the Assurance Plan, highly compensated employees affected by these limitations, including the Named Executive Officers, will receive additional retirement income payments from Fleet. Under the SERP, a participant is entitled to receive additional retirement income payments from Fleet equal to the difference between
(a) the amount
such participant would have been entitled to receive under the Pension Plan if cash bonuses paid after January 1, 1994 (as reported in the Summary Compensation Table for the Named Executive Officers) were included in the calculation of Final Average Salary, and (b) the benefit payable to the participant under the Pension Plan and the Assurance Plan. Each of the Named Executive Officers is a participant in the SERP. For purposes of calculating total benefits payable under the Pension Plan, the Assurance Plan and the SERP, the Final Average Salary as of December 31, 1994 for Messrs. Murray, Higgins, Sarles, Zucchini and McQuade was $1,054,248, $509,999, $535,992, $524,684 and $414,743, respectively.



CHANGE OF CONTROL CONTRACTS



     Fleet is a party to change of control agreements with 10 key executives (including each of the Named Executive Officers), which are intended to encourage such employees to remain in the employ of Fleet. A change of control is defined to include the acquisition, other than from Fleet, by any person or group of beneficial ownership of 25 percent or more of Fleet's outstanding stock, a change in the majority of the Fleet Board of Directors or, under certain circumstances, approval of a reorganization, merger, consolidation or sale of substantially all Fleet's assets by Fleet's stockholders (a "Change in Control"). The agreements operate only upon a Change in Control. Absent such an event, Fleet is under no obligation under the contracts to retain any employee or to pay any specified level of compensation or benefits. In the event of a Change in Control, the agreement provides that there will be no adverse change in the executive's salary, bonus opportunity, benefits, duties, indemnification and location of employment for a period of three years after the Change in Control. If, during such period, the executive's employment is terminated by his employer other than for cause or disability, or by the executive for good reason (as defined in the agreement), the executive shall receive his accrued salary, pro rata bonus and a lump sum severance payment equal to the product of his base salary and highest annual bonus multiplied by a factor, ranging up to 2.99 to 1, depending upon the length of time from the date of the Change in Control until the date of termination of employment. Payments under the agreements will be reduced to the extent necessary to avoid imposition of excise tax under the Code and to assure the deductibility of payments by Fleet. The Merger will not constitute a Change in Control for purposes of the agreements.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     The following table sets forth information as to the only persons known to the Fleet Board to be the beneficial owners of 5% or more of the outstanding shares of Fleet Common Stock:



                     NAME AND ADDRESS OF                   AMOUNT AND NATURE        PERCENT OF
                       BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP       CLASS
        ----------------------------------------------  -----------------------     ----------
        Shawmut National Corporation..................         28,176,050(1)           16.6%(1)
        One Federal Street
        Boston, MA 02211
        777 Main Street
        Hartford, CT 06115
        KKR Associates(2).............................         22,533,994(2)           13.8%(2)
        9 West 57th Street
        New York, NY 10019


- ---------------


(1) Based upon information contained in a Schedule 13D dated February 20, 1995 and filed under the Exchange Act by Shawmut. In connection with the execution of the Merger Agreement, Fleet granted Shawmut an option (the "Fleet Option") to purchase up to 28,171,050 shares (the "Fleet Option Shares") of Fleet Common Stock upon the occurrence of certain events, none of which has occurred as of the date hereof. Because the Fleet Option is not currently exercisable, Shawmut has disclaimed beneficial ownership of the Fleet Option Shares. Certain directors and executive officers of Shawmut beneficially own and have sole voting and sole dispositive power with respect to, in the aggregate, 5,000 shares of Fleet Common Stock. Such 28,176,050 shares represent 16.6% of the Fleet Common Stock outstanding as of April 14, 1995 (after giving effect to the exercise of the Fleet Option).

(2) KKR Associates, which was organized by Kohlberg, Kravis, Roberts & Co. ("KKR"), a private investment firm, as the general partner of each of Whitehall Associates, L.P. and KKR Partners II, L.P. (the "Partnerships"), filed a Schedule 13D with the Commission on July 22, 1991, stating that it, together with the Partnerships, beneficially owned 1,415,000 shares of Fleet's Dual Convertible Preferred Stock (100% of the series) and 6,500,000 rights to purchase Fleet Common Stock (the "DCP Rights"). The Dual Convertible Preferred Stock is convertible into 16,033,994 shares of Fleet Common Stock. The total number of shares of Fleet Common Stock represented by the DCP Rights and the Dual Convertible Preferred Stock is 22,533,994 shares, or 13.8% of the Fleet Common Stock outstanding as of April 14, 1995 (after giving effect to the conversion into Fleet Common Stock of the Dual Convertible Preferred Stock and the exercise of the DCP Rights). KKR Associates is a Delaware limited partnership consisting of Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Paul E. Rather, Michael W. Michelson, Saul A. Fox, Michael T. Tokarz and James H. Greene, Jr. as general partners, and certain past and present employees of KKR and partnerships and trusts for the benefit of the families of the general partners and employees of KKR and a former general partner of KKR, as limited partners. KKR, KKR Associates, the Partnerships and Messrs. Kravis, Rather and Tokarz have an address of 9 West 57th Street, New York, New York 10019. Messrs. Roberts, MacDonnell, Michelson, Fox and Greene have an address of 101 California Street, San Francisco, California 94111. KKR Associates has sole voting and investment power for the Partnerships.



     Fleet knows of no other person who beneficially owned more than 5% of the outstanding Fleet Common Stock as of April 14, 1995.



SECURITIES OF FLEET OWNED BY MANAGEMENT



     The following table shows the number of shares of Fleet Common Stock and the percent of outstanding Fleet Common Stock beneficially owned by directors, nominees, the Named Executive Officers and all directors and executive officers as a group, as of April 14, 1995. "Beneficial ownership" means, pursuant to Commission regulations, the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security) and/or the right to acquire such ownership within sixty days.



            NAME OF INDIVIDUAL                                          AMOUNT          PERCENT
              OR IDENTITY OF                                          BENEFICIALLY        OF
                  GROUP                                               OWNED(1)(2)     CLASS(1)(3)
          ------------------                                          -----------     -----------
William Barnet, III.................................................       8,807           *
Bradford R. Boss....................................................      14,476           *
Paul J. Choquette, Jr...............................................       7,909           *
James F. Hardymon...................................................       3,339           *
Robert M. Kavner....................................................       3,240           *
Lafayette Keeney....................................................       2,708           *
Raymond C. Kennedy..................................................      20,564         .01%
Ruth R. McMullin....................................................       2,195           *
Arthur C. Milot.....................................................     239,610         .17%
Terrence Murray.....................................................     430,135         .30%
Thomas D. O'Connor..................................................      25,808         .02%
Michael B. Picotte..................................................      30,243         .02%
John A. Reeves......................................................      77,117         .05%
John R. Riedman.....................................................     363,222         .26%
John S. Scott.......................................................      12,309           *
Robert J. Higgins...................................................     182,804         .13%
H. Jay Sarles.......................................................     219,534         .16%
Michael R. Zucchini.................................................     135,833         .10%
Eugene M. McQuade...................................................      41,836         .03%
All directors and executive officers as a group
  (25 persons)......................................................   2,063,330        1.45%

- ---------------

(1) Includes 225,000, 97,800, 107,402, 85,100, 20,800 and 195,000 shares, respectively, that may be acquired by Mr. Murray, Mr. Higgins, Mr. Sarles, Mr. Zucchini and Mr. McQuade, and all other directors and executive officers as a group within sixty days of April 14, 1995 pursuant to employee stock options.



(2) All of the Fleet directors, nominees and Named Executive Officers tendered any and all of their publicly-held shares of FMG common stock in connection with Fleet's repurchase of the publicly-held shares of FMG.



(3) For purposes of this calculation, the number of shares of Fleet Common Stock deemed to be outstanding includes shares that may be issued to Fleet's directors and executive officers upon conversion of other securities of Fleet within sixty days of April 14, 1995.



*   Less than .01%



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



     The banking subsidiaries of Fleet have had transactions in the ordinary course of business, including borrowings, with certain directors of Fleet and their associates, all of which were on substantially the same terms (including the transactions described below other than the loan to Mr. Sarles), including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.



     On January 16, 1992, Fleet made a $100,000 loan to Mr. Sarles to facilitate his relocation, secured by a second mortgage on his residence. Mr. Sarles' loan was interest-free until January 1, 1995 and thereafter bore interest at the prime rate of interest of Fleet-RI until its repayment on January 13, 1995. The benefit to Mr. Sarles in 1994 as a result of the interest-free aspects of this loan was $6,089.



     In 1972, subsidiaries of Fleet and Gilbane Building Company ("Gilbane"), a building construction company of which Paul J. Choquette, Jr., a director of Fleet, is President and a director, formed an equal partnership (the "Gilbane Partnership") to develop an urban renewal project, including a shopping center and residential units, in Narragansett, Rhode Island. The initial phase was an apartment complex developed by a limited partnership of which the Gilbane Partnership is the general partner and in which it has a 5 percent interest. The second phase was a shopping center and condominium development. Fleet Real Estate, Inc., a subsidiary of Fleet ("FRE"), made loans in connection with these projects having an aggregate principal balance as of December 31, 1994 of approximately $684,054 (the highest amount outstanding since January 1, 1994 having been $890,444), including loans aggregating $188,928 which are non-performing and were originally made pursuant to the Gilbane Partnership's commitment to fund certain contingencies relating to the apartment complex. FRE has refinanced the current portion of the loans with a five-year term loan which bears interest at a fixed rate of 9.76% per annum and matures on December 15, 1999. In addition, Fleet-RI leases space from the Partnership in the shopping center for a branch bank at an annual cost of approximately $17,671.



     In 1984, Fleet-RI issued a $4,136,000 letter of credit (the "Letter of Credit") to enhance a series of tax-exempt bonds issued by the Rhode Island Industrial Facilities Corporation ("RIIFC"). The proceeds of the bonds were loaned to a limited partnership, the general partner of which is Gilbane Properties, Inc. ("Gilbane Properties"), a wholly-owned subsidiary of Gilbane, for the development of an office building in Middletown, Rhode Island. The Letter of Credit was placed on non-performing status in the fourth quarter of 1992 as a result of insufficient collateral coverage, and a September 1994 appraisal showed a further significant diminution in value. In the fourth quarter of 1994, a default occurred under the bonds due to the borrower's inability either to pay off the bonds or obtain a substitute letter of credit prior to the expiration of the Fleet-RI Letter of Credit on December 1, 1994. The Letter of Credit was drawn on December 1, 1994 in the amount of $3,883,538 (the highest amount outstanding under the Letter of Credit since January 1, 1994), and the borrower's obligation was converted to a demand note with a per annum interest rate equal to two percent above Fleet-RI's prime rate of interest. As of December 31, 1994, the principal amount outstanding under the note was $3,494,000. Fleet-RI placed the loan on non-accrual status and foreclosed on the property in January 1995.



     The Arcade Company, a limited partnership, the co-general partners of which are Mr. Choquette and Gilbane Properties, received a non-recourse $2,150,000 loan from the proceeds of RIIFC tax-exempt bonds which were purchased by Fleet-RI. In 1991, in response to concerns raised by the then most recent appraisal, Gilbane partially guaranteed the bonds. Gilbane's guarantee plus the underlying value of the collateral were, in combination, sufficient at that time to demonstrate full collectibility of such bonds. In the first quarter of 1993, however, a new appraisal was completed on the property which showed a further significant diminution in value. Despite the absence of any payment default since the issuance of the bonds, Fleet-RI was unable to demonstrate full collectibility of the bonds and thus placed the bonds on non-performing status. The principal amount outstanding on the bonds at December 31, 1994 was $1,737,966 (the highest amount outstanding on the bonds since January 1, 1994 having been $1,845,279). In February 1995, Fleet-RI agreed to the Arcade Company's sale of the property to an unrelated third party for $76,000, the net proceeds of which (approximately $13,000) were paid to Fleet-RI. Fleet-RI also collected approximately $400,000 on Gilbane's partial guarantee (which amount represented Gilbane's full legal obligation under the guarantee) and Fleet-RI received approximately $305,000 from the bond trustee. In addition, Fleet-RI applied approximately $256,000 of interest paid to reduce the principal amount outstanding on the bonds. Fleet-RI recognized approximately a $761,000 principal loss on this transaction.



     A subsidiary of Fleet is a partner in several partnerships with certain other parties, including subsidiaries of, and limited partnerships organized by, Gilbane to construct and manage Fleet's headquarters building, and to rehabilitate an adjacent structure. One of the partnerships has constructed a parking garage on land it is leasing from Fleet-RI. Fleet and Gilbane have 46.55% and 36.75% partnership interests, respectively, in the partnership that developed the new headquarters building. In 1992, FRE provided permanent mortgage financing to three of such partnerships in the amount of $54,000,000, secured by a first mortgage on the Fleet Center office complex and the Arcade garage. As of December 31, 1994, the amount remaining unpaid under the loan was $53,039,147 (the highest amount outstanding since January 1, 1994 having been $53,562,998). The loan presently carries an interest rate of 8.5% per annum plus a contingent interest feature that serves to enhance FRE's yield. The loan closed and was fully funded on December 31, 1992. Fleet and Fleet-RI have leased space in the Fleet Center for a total annual rental of approximately $2,591,784.



     A company of which John R. Riedman, a director of Fleet, is an executive officer leases office space to a subsidiary of Fleet. In 1994, the gross rental proceeds from such lease were $127,500. The company also leases space to a second subsidiary of Fleet. The gross rental proceeds from this lease were $385,000 in 1994. Both leases contain escalation clauses for services.



     In December 1994, Fleet acquired an aircraft from William Barnet & Son, Inc., a company of which William Barnet, a director of Fleet, is President and a 100% stockholder, at a purchase price of $1,275,000. The purchase price was determined by Fleet's controller based on appraisals furnished by two independent consultants regarding the fair market value of the aircraft.



     An insurance agency of which Mr. Riedman is an executive officer and principal stockholder has assisted Fleet in obtaining coverage under various insurance policies necessary for its business operations. During 1994, the agency received from Fleet commissions and fees of approximately $150,000. Fleet believes that such commissions and fees are at rates customary in the industry.



     One of Fleet's subsidiaries leases office space for one dollar per annum and shared expenses from Delta Properties. Michael Picotte, a director of Fleet, is a 50% partner in Delta Properties. The lease expires in December 2004.



     A subsidiary of Fleet is currently a participant in a syndicated bank credit agreement and a working capital facility with The Stop & Shop Companies, Inc. ("Stop & Shop"). Pursuant to such credit agreement and working capital facility in 1994, the subsidiary received approximately $25,894, which amount included commitment fees and a fee relating to the refinancing of the facility in 1994. Automatic teller machines of a Fleet subsidiary are located in a number of Stop & Shop's store and office locations. The subsidiary paid fees to Stop & Shop of approximately $267,550 during 1994 as a result of this activity. A subsidiary of Fleet provides investment services with respect to Stop & Shop's pension master trust. Such subsidiary received fees for these services in 1994 of approximately $33,672. In addition, Fleet's subsidiaries provide certain non-credit banking services (such as bank depositary services) to Stop & Shop and its subsidiaries. KKR, which beneficially owns more than 5% of Fleet Common Stock, beneficially owns in excess of 10% of the common stock of Stop & Shop. Mr. Murray currently serves as a director of Stop & Shop. See also Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Participation".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FLEET FINANCIAL GROUP, INC.

                                 (Registrant)

                             /s/  EUGENE M. MCQUADE
                       ..................................
                               EUGENE M. MCQUADE
                       Executive Vice President and Chief
                               Financial Officer

                              Dated April 28, 1995


                            /s/  ROBERT C. LAMB, JR.
                       ..................................
                              ROBERT C. LAMB, JR.
                          Chief Accounting Officer and
                                   Controller

                              Dated April 28, 1995