Form 10-Q
period 1995-03-31
FLEET FINANCIAL GROUP INC /RI/
filed 1995-05-15
CIK 50341

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD TO COMMISSION FILE NUMBER 1-6366

                            ------------------------

                          FLEET FINANCIAL GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 RHODE ISLAND                                   05-0341324
         (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                    Identification No.)

               50 KENNEDY PLAZA                                   02903
           PROVIDENCE, RHODE ISLAND                             (Zip Code)
   (Address of principal executive office)

                                 (401) 278-5800
               Registrant's telephone number, including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares of common stock of the Registrant outstanding as of April 30, 1995 was 141,355,747.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          FLEET FINANCIAL GROUP, INC.

                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1995

              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                                        PAGE
                                                                                        ----
PART I.
           Item 1.  Financial Information

           Consolidated Statements of Income -- Three Months Ended March 31, 1995 and
           1994.......................................................................    3

           Consolidated Balance Sheets -- March 31, 1995 and December 31, 1994........    4

           Consolidated Statements of Changes in Stockholders' Equity -- Three Months
           Ended March 31, 1995 and 1994..............................................    5

           Consolidated Statements of Cash Flows -- Three Months Ended March 31, 1995
           and 1994...................................................................    6

           Condensed Notes to Consolidated Financial Statements.......................    7

           Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................   11

PART II.

           OTHER INFORMATION..........................................................   28

           SIGNATURES.................................................................   29

           EXHIBITS...................................................................   30

                          FLEET FINANCIAL GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       -----------------------
                                                                       1995              1994
                                                                       -----             -----
                                                                        DOLLARS IN MILLIONS,
                                                                          EXCEPT PER SHARE
                                                                       AMOUNTS
Interest and fees on loans and leases..........................        $ 682             $ 561
Interest on taxable securities.................................          176               216
Interest on tax-exempt securities..............................            9                 7
                                                                       -----             -----
          Total interest income................................          867               784
                                                                       -----             -----
Interest expense:
     Deposits..................................................          244               161
     Short-term borrowings.....................................           69                65
     Long-term debt............................................           67                55
                                                                       -----             -----
          Total interest expense...............................          380               281
                                                                       -----             -----
Net interest income............................................          487               503
                                                                       -----             -----
Provision for credit losses....................................           20                22
                                                                       -----             -----
Net interest income after provision for credit losses..........          467               481
                                                                       -----             -----
Noninterest income:
     Mortgage banking..........................................           99               100
     Service charges, fees, and commissions....................           80                70
     Investment services revenue...............................           46                44
     Student loan servicing fees...............................           15                12
     Other.....................................................           68                68
                                                                       -----             -----
          Total noninterest income.............................          308               294
                                                                       -----             -----
Noninterest expense:
     Employee compensation and benefits........................          241               258
     Occupancy.................................................           39                45
     Equipment.................................................           35                34
     Purchased mortgage servicing rights amortization..........           23                31
     FDIC assessment...........................................           18                18
     Core deposit and goodwill amortization....................           18                13
     Marketing.................................................           15                13
     Legal and other professional..............................           14                16
     Printing and mailing......................................           11                12
     OREO expense..............................................            3                 7
     Restructuring charges.....................................           --                25
     Other.....................................................           81                77
                                                                       -----             -----
          Total noninterest expense............................          498               549
                                                                       -----             -----
Income before income taxes.....................................          277               226
Applicable income taxes........................................          111                88
                                                                       -----             -----
Net income before minority interest............................          166               138
Minority interest..............................................            2                 2
                                                                       -----             -----
Net income.....................................................        $ 164             $ 136
                                                                       =====             =====
Net income applicable to common shares.........................        $ 162             $ 128
                                                                       =====             =====
Weighted average common shares outstanding:
     Primary...................................................        158,818,106       161,163,854
     Fully diluted.............................................        158,854,199       161,241,430
Earnings per share:
     Primary...................................................        $1.02             $0.79
     Fully diluted.............................................         1.02              0.79
Dividends declared.............................................         0.40              0.30
                                                                       =====             =====

     See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1995                1994
                                                                   ---------         ------------
                                                                        DOLLARS IN MILLIONS,
                                                                        EXCEPT SHARE AMOUNTS
                                             ASSETS
Cash, due from banks and interest-bearing deposits..............    $ 2,297            $  5,208
Federal funds sold and securities purchased under agreements to
  resell........................................................        250                 649
Securities available for sale...................................     10,337              10,353
Securities held to maturity (market value: $955 and $890).......        952                 891
Loans and leases................................................     29,498              27,709
Reserve for credit losses.......................................       (966)               (953)
                                                                   ---------         ------------
Net loans and leases............................................     28,532              26,756
                                                                   ---------         ------------
Mortgages held for resale.......................................        655                 489
Purchased mortgage servicing rights.............................      1,050                 827
Premises and equipment..........................................        687                 656
Intangible assets...............................................        671                 339
Accrued interest receivable.....................................        361                 342
Other assets....................................................      2,022               2,247
                                                                   ---------         ------------
          Total assets..........................................    $47,814            $ 48,757
                                                                   ========          ==========

                                           LIABILITIES
Deposits:
     Demand.....................................................    $ 6,056            $  6,890
     Regular savings, NOW, money market.........................     14,969              15,220
     Time.......................................................     11,809              12,696
                                                                   ---------         ------------
          Total deposits........................................     32,834              34,806
                                                                   ---------         ------------
Federal funds purchased and securities sold under agreements to
  repurchase....................................................      2,916               2,846
Other short-term borrowings.....................................      3,243               3,105
Accrued expenses and other liabilities..........................      1,278               1,163
Long-term debt..................................................      3,623               3,457
                                                                   ---------         ------------
          Total liabilities.....................................     43,894              45,377
                                                                   ---------         ------------

                                      STOCKHOLDERS' EQUITY
Preferred stock.................................................        379                 379
Common stock (shares issued: 141,730,961 in 1995 and 141,574,162 in 1994; shares outstanding: 141,241,973 in 1995 and
  135,024,262
  in 1994)......................................................        142                 142
Common surplus..................................................      1,534               1,547
Retained earnings...............................................      2,018               1,936
Net unrealized gain (loss) on securities........................       (134)               (374)
Less: Treasury stock, at cost, 488,988 shares in 1995 and
  6,549,900 shares in 1994......................................        (19)               (250)
                                                                   ---------         ------------
          Total stockholders' equity............................      3,920               3,380
                                                                   ---------         ------------
          Total liabilities and stockholders' equity............    $47,814            $ 48,757
                                                                   ========          ==========

     See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          THREE MONTHS ENDED MARCH 31

                                                                                 NET
                                                                             UNREALIZED
                                               COMMON                        GAIN(LOSS)
                                   PREFERRED   STOCK    COMMON   RETAINED        ON         TREASURY
                                     STOCK     $1 PAR   SURPLUS  EARNINGS    SECURITIES      STOCK     TOTAL
                                   ---------   ------   ------   --------   -------------   --------   ------
                                                   DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS
1994
Balance at December 31, 1993....     $ 501      $137    $1,492    $1,509        $  --        $   --    $3,639
Net unrealized gain on
  securities available for sale
  at January 1, 1994............        --        --       --         --          224            --
Net income......................        --        --       --        136           --            --
Cash dividends declared on
  common stock ($0.30 per
  share)........................        --        --       --        (41)          --            --
Cash dividends declared on
  preferred stock...............        --        --       --         (8)          --            --
Redemption of preferred stock...      (122)       --       --         --           --            --
Common stock issued in
  connection with employee
  benefit and stock option
  plans.........................        --         1        6         (1)          --            --
Adjustment of valuation reserve
  for securities available for
  sale..........................        --        --       --         --         (260)           --
Other, net......................        --         3       38         27           --            --
                                   ---------   ------   ------   --------   -------------   --------   ------
Balance at March 31, 1994.......     $ 379      $141    $1,536    $1,622        $ (36)       $   --    $3,642
                                   =======     ======   ======    ======    ==========       ======    ======
1995
Balance at December 31, 1994....     $ 379      $142    $1,547    $1,936        $(374)       $ (250)   $3,380
Net income......................        --        --       --        164           --            --
Cash dividends declared on
  common stock ($0.40 per
  share)........................        --        --       --        (59)          --            --
Cash dividends declared on
  preferred stock...............        --        --       --         (2)          --            --
Common stock issued in
  connection with employee
  benefit and stock option
  plans.........................        --        --        4         --           --            --
Treasury stock issued in
  connection with the
  acquisition of NBB............        --        --      (17 )      (21)          --           234
Adjustment of valuation reserve
  for securities available for
  sale..........................        --        --       --         --          240            --
Treasury stock purchases........        --        --       --         --           --            (3)
                                   ---------   ------   ------   --------   -------------   --------   ------
Balance at March 31, 1995.......     $ 379      $142    $1,534    $2,018        $(134)       $  (19)   $3,920
                                   =======     ======   ======    ======    ==========       ======    ======

     See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
                                                                           DOLLARS IN MILLIONS
Cash Flows from Operating Activities
     Net income..........................................................  $   164     $   136
     Adjustments for noncash items:
          Depreciation and amortization of premises and equipment........       26          26
          Amortization of purchased mortgage servicing rights and other
           intangible assets.............................................       41          44
          Provision for credit losses....................................       20          22
          Deferred income tax expense....................................       28           5
          Other gains on sales of assets.................................      (24)        (13)
     Originations and purchases of mortgages held for sale...............   (1,208)     (4,365)
     Proceeds from sales of mortgages held for sale......................    1,151       5,421
     Net decrease (increase) in trading account assets...................       28         (14)
     Increase in accrued receivables, net................................      (47)        (33)
     Increase (decrease) in accrued liabilities, net.....................       96         (23)
     Other, net..........................................................      153         270
                                                                           -------     -------
               Net cash flow provided by operating activities............      428       1,476
                                                                           -------     -------
Cash Flows from Investing Activities
     Purchases of securities available for sale..........................   (1,074)       (980)
     Proceeds from maturities of securities available for sale...........      494         502
     Proceeds from sales of securities available for sale................    1,915          --
     Purchases of securities held to maturity............................     (162)       (139)
     Proceeds from maturities of securities held to maturity.............      100          77
     Loans made to customers, nonbanking subsidiaries....................     (184)       (244)
     Principal collected on loans made to customers, nonbanking
      subsidiaries.......................................................      198         263
     Net cash and cash equivalents paid for businesses acquired..........     (218)         --
     Loans purchased from third parties..................................     (272)        (16)
     Proceeds from sales of loans........................................       26          19
     Net (increase) decrease in loans and leases, banking subsidiaries...     (335)        230
     Proceeds from sales of OREO.........................................       15          21
     Proceeds from sale of subsidiary....................................       --          76
     Acquisition of minority interest in subsidiary......................     (158)         --
     Purchases of premises and equipment.................................      (30)        (34)
     Purchases of purchased mortgage servicing rights....................      (29)        (47)
                                                                           -------     -------
               Net cash flow provided (used) by investing activities.....      286        (272)
                                                                           -------     -------
Cash Flows from Financing Activities
     Net decrease in deposits............................................   (4,272)       (363)
     Net increase (decrease) in short-term borrowings....................      140        (880)
     Proceeds from issuance of long-term debt............................      420          --
     Repayments of long-term debt........................................     (254)        (66)
     Redemption of preferred stock.......................................       --        (122)
     Cash dividends paid.................................................      (58)        (49)
                                                                           -------     -------
               Net cash flow used by financing activities................   (4,024)     (1,480)
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (3,310)       (276)
                                                                           -------     -------
Cash and cash equivalents at beginning of the period.....................    5,857       2,213
                                                                           -------     -------
Cash and cash equivalents at end of the period...........................  $ 2,547     $ 1,937
                                                                           =======     =======

     See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995

NOTE 1.  FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet, FFG or the Corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 1995 may not be indicative of the operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

NOTE 2.  ACQUISITIONS

     On February 20, 1995, Fleet and Shawmut National Corporation ("Shawmut") entered into a definitive merger agreement providing for the merger of Shawmut with and into Fleet. The combined institution will have in excess of $80 billion in assets, $50 billion in deposits, and will be headquartered in Boston, Massachusetts. The merger agreement provides that each share of Shawmut common stock, other than shares held in Shawmut's treasury or directly or indirectly by Fleet or its subsidiaries or by Shawmut or its subsidiaries (except for in both cases shares held in a fiduciary capacity or in respect of debts previously contracted), would be exchanged for 0.8922 newly issued shares of Fleet common stock on a tax-free basis. As a result of the merger, cost savings of approximately $400 million are expected to be realized primarily through: reductions in staff; elimination, consolidation or divestiture of certain branches; and the consolidation of certain offices, data processing and other redundant back-office operations and staff functions. The extent to which cost savings will be achieved is dependent upon various factors beyond the control of Fleet and Shawmut, including the regulatory environment, economic conditions, unanticipated changes in business conditions, inflation and the level of Federal Deposit Insurance Corporation assessments. Therefore, no assurances can be given with respect to the ultimate level of cost savings to be realized, or that such savings will be realized in the time-frame currently anticipated. Fleet and Shawmut expect to incur one-time merger expenses and restructuring charges aggregating approximately $400 million in connection with the merger. The merger is expected to be completed in the fourth quarter of 1995 and is subject to certain conditions, including the approval of federal and state bank regulators and the shareholders of both companies.

     On January 27, 1995 Fleet purchased NBB Bancorp, Inc. ("NBB"), New Bedford, Massachusetts, which operated a savings bank franchise throughout southeastern Massachusetts, Cape Cod, and northern Rhode Island, for approximately $230 million in cash and issued approximately 6.2 million treasury shares with an aggregate carrying value of $196 million. Fleet also issued approximately 2.5 million warrants to purchase Fleet common stock to NBB stockholders with an exercise price of $43.875 per share and a term of six years. The warrants are exercisable beginning one year after closing of the acquisition. Immediately prior to the acquisition, NBB had assets of $2.4 billion, including net loans of $1.3 billion and deposits of $2.2 billion. As a result of the NBB acquisition, Fleet recorded goodwill and a core deposit intangible of $214 million and $50 million, respectively. These amounts are being amortized on a straight-line basis over 15 and 7 years, respectively.

     On March 3, 1995 Fleet purchased Plaza Home Mortgage Corporation ("Plaza"), Santa Ana, California which operates a mortgage banking franchise, largely in California, for approximately $88 million in cash. Immediately prior to the acquisition, Plaza had assets of $255 million, including net loans of $120 million, and deposits of $144 million. As a result of the Plaza acquisition, goodwill of $41 million was recorded. The goodwill is being amortized on a straight-line basis over 15 years.

                          FLEET FINANCIAL GROUP, INC.

                                 MARCH 31, 1995

     On February 28, 1995, Fleet also completed its tender offer to purchase the approximately 19% publicly-held shares of Fleet Mortgage Group, Inc., ("FMG") common stock for $20.00 in cash per share. As a result of this purchase, goodwill of $40 million was recorded. Goodwill is being amortized on a straight-line basis over 15 years.

     The information below presents, on a pro forma basis, certain historical financial information for the Corporation, adjusted for each of the NBB, Plaza and FMG transactions as if such transactions had been consummated on January 1, 1995 and 1994, respectively.

  Pro Forma Results

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ---------------------
                                                                         1995            1994
                                                                         -----           -----
                                                                          DOLLARS IN MILLIONS
                                                                         EXCEPT PER SHARE DATA
PRO FORMA -- FLEET, NBB, PLAZA AND FMG
     Interest income...................................................  $ 880           $ 821
     Interest expense..................................................    388             301
                                                                         -----           -----
     Net interest income...............................................    492             520
     Provision for credit losses.......................................     20              23
     Noninterest income................................................    308             319
     Noninterest expense...............................................    522             602
                                                                         -----           -----
     Income before income taxes........................................    258             214
     Income taxes......................................................    104              85
                                                                         -----           -----
     Net income........................................................    154             129
     Dividends on preferred stock......................................      2               8
                                                                         -----           -----
     Net income available to common shares.............................  $ 152           $ 121
                                                                         -----           -----
     Net income per common share.......................................  $0.94           $0.75
                                                                         =====           =====
CORPORATION AS REPORTED
     Net income........................................................  $ 164           $ 136
     Net income applicable to common shares............................    162             128
     Net income per common share.......................................  $1.02           $0.79
                                                                         =====           =====

     The pro forma adjustments reflect the sale of NBB's entire securities portfolio of approximately $1 billion as if such sales had occurred at the beginning of each such period, elimination of any corresponding interest income recognized on these securities, and the use of the proceeds from the sale of these securities to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.44% and 4.22% for 1995 and 1994, respectively. Similarly, the pro forma results reflect the sale of $157 million, $230 million and $18 million of Plaza's mortgage-backed securities, adjustable-rate loans, and deposits, respectively, as if such sales had occurred at the beginning of each such period, the elimination of any corresponding interest income or expense recognized, and the use of the net proceeds from these sales to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.98% and 3.40% for 1995 and 1994, respectively. Pro forma results reflect the amortization of adjustments recorded to reflect the fair value of the net assets acquired as of the date of acquisition and any related amortization, as if the adjustments were recorded at the beginning of the period. Additional funding costs for the purchase prices of the acquisitions of NBB, Plaza and the 19% publicly-held shares of FMG have also been reflected in the pro forma results.

                          FLEET FINANCIAL GROUP, INC.

                                 MARCH 31, 1995

NOTE 3.  RESERVE FOR CREDIT LOSSES

     Effective January 1, 1995, the Corporation adopted Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118. Under these standards, the 1995 reserve for credit losses related to loans that are identified as impaired is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or observable market price of the impaired loan.

     Commercial and commercial real estate loans are considered impaired when it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan. Except for certain restructured loans, impaired loans are loans that are on nonaccrual status. Upon adoption of Statement No. 114, the Corporation did not change its method of recognizing interest income on impaired loans. When a loan is placed on nonaccrual status, all interest previously accrued in the current year, but not collected, is reversed against interest income. Any interest accrued in prior years is charged against the reserve for credit losses. Subsequent cash receipts are generally applied to reduce the unpaid principal balance. Loans are returned to accrual status and are no longer considered to be impaired when they become current as to principal and interest or demonstrate a period of performance under the contractual terms, and, in management's opinion, are fully collectable.

     Loans which were restructured prior to the adoption of Statement No. 114, and which are performing in accordance with the renegotiated terms are not required to be reported as impaired. Loans restructured subsequent to the adoption of Statement No. 114 are required to be reported as impaired in the year of restructuring. Thereafter, such loans can be removed from the impaired loan disclosure if the loans were paying a market rate of interest at the time of restructuring and are performing in accordance with their renegotiated terms.

     In accordance with Statement No. 114, a loan is classified as an insubstance foreclosure when the Corporation has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Loans classified as insubstance foreclosures prior to adoption of Statement No. 114, but for which the Corporation had not taken possession of the collateral, were immaterial to the financial statements taken as a whole and, therefore, were not reclassified upon adoption.

     At March 31, 1995, the recorded investment in impaired loans was $293 million, all of which were on nonaccrual status. Included in this amount is $210 million of impaired loans for which the related impairment reserve is $43 million, and $83 million of impaired loans that, due primarily to charge-offs, do not have an impairment reserve. The average recorded investment in impaired loans during the quarter was $282 million. The amount of interest income recognized on impaired loans during the quarter was immaterial. The reserve for credit losses contains additional amounts for impaired loans as deemed necessary to maintain reserves at levels considered adequate by management.

NOTE 4.  LONG-TERM DEBT

     During the first quarter of 1995, the Corporation issued $119 million of its senior medium-term notes, all of which are due in 1996. On May 1, 1995, the Corporation issued $250 million of 7.125% senior notes due May 1, 2000. The Corporation intends to use the proceeds of these issuances for general corporate purposes.

                          FLEET FINANCIAL GROUP, INC.

                                 MARCH 31, 1995

NOTE 5.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                           1995          1994
                                                                          ------         -----
                                                                           DOLLARS IN MILLIONS
Supplemental disclosure for cash paid during the period for:
     Interest expense..................................................   $  393         $ 291
     Income taxes, net of refunds......................................       16            28
Supplemental disclosure of noncash investing and financing activities:
     Transfer of loans to foreclosed property and repossessed
      equipment........................................................       17            26
     Adjustment to unrealized loss on securities available for sale....      380           (61)
Assets acquired and liabilities assumed in business combinations were as follows:
     Assets acquired, net of cash and cash equivalents paid............    2,914            --
     Net cash and cash equivalents paid for businesses acquired........     (218)           --
     Liabilities assumed...............................................    2,500            --
     Treasury stock issued in connection with businesses acquired......      196            --

NOTE 6.  INTEREST-RATE RISK-MANAGEMENT ACTIVITIES POLICY

     The Corporation enters into interest-rate swaps to manage exposure to interest-rate risk. For these interest-rate swaps, which alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the swaps is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method). For interest-rate swaps entered into in connection with the securities available for sale portfolio, which synthetically alter the interest-rate characteristics of the securities, the net differential to be paid or received on the swaps is recorded on the accrual method and the swaps are reported at fair value with unrealized gains and losses reflected as a separate component of stockholders' equity consistent with the reporting of unrealized gains and losses on the securities.

     To qualify for accrual accounting, the interest-rate swap must be designated to specific assets or liabilities or pools of assets or liabilities, and must be effective at altering the interest-rate characteristics of the related assets or liabilities. To be effective there must be correlation between the interest-rate index on the underlying asset or liability and the variable rate paid on the swap. Initial and ongoing correlation is measured by statistical analysis of the relative movements of the interest-rate indices over time. If correlation were to cease, accrual accounting would be discontinued and the interest-rate swap would be accounted for as a trading instrument.

     Fleet has entered into certain swaps with imbedded written options which, under certain interest-rate scenarios, can cause the duration of the swaps to extend. If the maximum duration of these swaps is within a range of acceptable duration in accordance with asset/liability management parameters, Fleet applies the same policies as are applied to swaps without imbedded written options.

     If an interest-rate swap is terminated, the gain or loss is deferred and amortized over the shorter of the remaining contract life or the maturity of the designated assets or liabilities. If the designated asset or liability is sold or settled or its balance falls below the notional amount of the swap, accrual accounting is discontinued to the extent that the notional amount exceeds the balance, and accounting for trading instruments is applied.

                          FLEET FINANCIAL GROUP, INC.

       PART I. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                      1995            1994
                                                                     -------         -------
                                                                         DOLLARS IN MILLIONS
                                                                       EXCEPT PER SHARE DATA
EARNINGS
     Net income....................................................  $   164         $   136
     Net interest income (FTE)(a)..................................      497             512
PER COMMON SHARE
     Fully diluted earnings........................................  $  1.02         $  0.79
     Cash dividends declared.......................................     0.40            0.30
     Book value....................................................    25.07           23.10
OPERATING RATIOS
     Return on average assets......................................     1.43%           1.13%
     Return on common equity.......................................    19.78           15.32
     Efficiency ratio..............................................     61.8            65.0
     Equity to assets (period-end).................................     8.20            7.68
AT MARCH 31
     Total assets..................................................  $47,814         $47,438
     Stockholders' equity..........................................    3,920           3,642
     Nonperforming assets..........................................      578             613

- ---------------

(a) Prepared on a fully taxable equivalent (FTE) basis. The FTE adjustment included in net interest income was $10 million and $9 million for the three months ended March 31, 1995 and 1994, respectively.

     Fleet reported net income of $164 million, or $1.02 per fully diluted share, for the quarter ended March 31, 1995, compared to $136 million, or $0.79 per fully diluted share, earned in the first quarter of 1994. Return on average assets and return on equity improved to 1.43% and 19.78% for the first quarter of 1995, from 1.13% and 15.32% for the first quarter of 1994, respectively. These improved results reflect a stronger net interest margin, continued expense control improvements, and steady loan growth.

INCOME STATEMENT ANALYSIS

  Net Interest Income (FTE Basis)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ---------------------
                                                                         1995           1994
                                                                        ------         ------
                                                                          DOLLARS IN MILLIONS
Interest income.....................................................    $  877         $  793
Tax-equivalent adjustment...........................................        10              9
Interest expense....................................................       380            281
                                                                        ------         ------
Net interest income.................................................    $  487         $  503
                                                                        ======         ======

     Net interest income on a fully taxable equivalent basis totaled $497 million for the three month period ended March 31, 1995 compared to $512 million for the same period of 1994. The $15 million decrease was principally caused by increased funding costs resulting from the rising short-term borrowing rates coupled with decreased interest income on securities due to a $3.4 billion decrease in average securities, offset by increased interest income on loans due to both volume and rate increases.

  Net Interest Margin and Interest-Rate Spread

                                                             THREE MONTHS ENDED MARCH 31,
                                                               1995                1994
                                                         ----------------    ----------------
                                                         AVERAGE             AVERAGE
                                                         BALANCE    RATE(a)  BALANCE    RATE(a)
                                                         -------    -----    -------    -----
                                                         DOLLARS IN MILLIONS
Money market instruments................................ $  482      6.56%   $   21      3.41%
Securities.............................................. 11,714      6.36    15,096      6.12
Loans and leases........................................ 28,717      9.49    26,460      8.16
Mortgages held for resale...............................    516      8.53     1,845      6.76
Other...................................................     93        --       139        --
                                                         -------    -----    -------    -----
     Total interest-earning assets...................... 41,522      8.54    43,561      7.36
                                                         -------    -----    -------    -----
Deposits................................................ 26,199      3.78    24,760      2.64
Short-term borrowings...................................  5,348      5.29     8,108      3.25
Long-term debt..........................................  3,561      7.53     3,386      6.54
                                                         -------    -----    -------    -----
Interest-bearing liabilities............................ 35,108      4.39    36,254      3.14
                                                         -------    -----    -------    -----
Interest-rate spread....................................             4.15                4.22
Interest-free sources of funds..........................  6,414               7,307
                                                         -------    -----    -------    -----
     Total sources of funds............................. $41,522     3.71%   $43,561     2.62%
                                                         =======    =====    =======    =====
     Net interest margin................................             4.83%               4.74%
                                                                    =====               =====

- ---------------

(a) Prepared using taxable equivalent rates.

     The net interest margin for the first quarter of 1995 increased 9 basis points to 4.83% from the first quarter of 1994, primarily due to a reduction in the securities portfolio as a result of actions taken during the last half of 1994 to restructure the securities portfolio to improve the Corporation's sensitivity to rising interest rates and an increase in higher-yielding average loans outstanding, principally due to the acquisition of NBB. These actions, coupled with numerous increases in the Corporation's prime lending rate over the past year resulted in an increase in the yield on interest-earning assets from 7.36% in the first quarter of 1994 to 8.54% in the first quarter of 1995. Offsetting these increases was the overall increase in the cost of funds resulting from customers moving into higher-yielding time deposits coupled with the impact of the numerous increases in short-term borrowing rates by the Federal Reserve throughout 1994 and again in the first quarter of 1995.

  Securities Portfolio

                                                                                MARCH 31,
                                                                            1995          1994
                                                                         ----------    ----------
                                                                           DOLLARS IN MILLIONS
Carrying value.........................................................     $11,289       $15,069
Average maturity(a)....................................................   2.7 years     2.8 years
Yield(b)...............................................................       6.31%         5.89%

- ---------------

(a) Average maturity relates to debt securities only and is calculated using repricing dates rather than contract maturities.
(b) Relates to debt securities only.

     The average balance of securities decreased from $15.1 billion for the quarter ended March 31, 1994 to $11.7 billion for the first quarter of 1995. This $3.4 billion decrease reflects the Corporation's repositioning program during 1994 aimed at reducing the Corporation's exposure to rising interest rates.

     Average loans and leases increased $2.3 billion to $28.7 billion for the first quarter of 1995 due primarily to the acquisition of NBB which added approximately $1.3 billion in loans to Fleet's balance sheet, as well as steady loan growth. The substantial increase in the yield on loans and leases from 8.16% for the first quarter of

1994 to 9.49% for the first quarter of 1995 reflects the increase in Fleet's prime lending rate to 9.00% at March 31, 1995.

     The average balance of mortgages held for resale decreased $1.3 billion as a result of a less favorable interest-rate environment and the resultant negative impact on mortgage loan production.

     Average deposits increased $1.4 billion to $26.2 billion for the first quarter of 1995 due to increased wholesale funding. The net interest rate paid on average deposits rose to 3.78% for the first quarter of 1995 compared to 2.64% for the first quarter of 1994, which reflects the Federal Reserve's numerous increases in the short-term borrowing rate and the movement of customers to higher yielding time deposits. The Corporation expects that deposit costs will continue to increase during 1995.

     The $2.8 billion decrease in average short-term borrowings corresponds to the decrease in average securities and the decrease in mortgages held for resale.

     Average long-term debt remained relatively unchanged, however, the interest rate paid on long-term debt increased almost 100 basis points as maturing lower-rate long-term debt was replaced by new issuances of higher-rate long-term debt.

     The contribution to the net interest margin of interest-free sources during the first quarter of 1995 was 68 basis points compared to 52 basis points for the first quarter of 1994. This increase is the result of the increase in cost of funds as interest-free sources of funds become more valuable during periods of rising interest rates offset by a decrease in the average balances of the interest-free sources of funds from $7.3 billion for the first quarter of 1994 to $6.4 billion for the same period of 1995.

  Noninterest Income

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995           1994
                                                                          ----           ----
                                                                          DOLLARS IN MILLIONS
Mortgage banking revenue................................................  $ 99           $100
Investment services revenue.............................................    46             44
Service charges on deposits.............................................    37             34
Other service charges, fees, and commissions............................    36             27
Student loan servicing fees.............................................    15             12
Trading income (loss)...................................................    14             (1)
FDIC loan administration fees...........................................     4             14
Brokerage fees and commissions..........................................     4              5
Insurance...............................................................     3              4
Securities available for sale gains.....................................     1             --
Other noninterest income................................................    49             55
                                                                          ----           ----
     Total noninterest income...........................................  $308           $294
                                                                          ====           ====

     Total operating noninterest income totaled $308 million for the first quarter of 1995 compared to $294 million for the same period in 1994. This increase was due primarily to increased fee-based revenues.

  Mortgage Banking Revenue

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995           1994
                                                                          ----           ----
                                                                          DOLLARS IN MILLIONS
Net loan servicing revenue..............................................  $75            $ 66
Mortgage production revenue.............................................    1              23
Gains on sales of mortgage servicing....................................   23              11
                                                                          ----           ----
     Total mortgage banking revenue.....................................  $99            $100
                                                                          ====           ====

     Mortgage banking revenue of $99 million in 1995 was basically flat with the $100 million recorded in 1994 reflecting a $22 million reduction in mortgage production revenue offset by a 14% increase in loan servicing revenue and a $12 million increase in gains on sales of servicing. Mortgage production revenue which includes income derived from the loan origination process and net gains on sales of mortgage loans has been negatively impacted by a less favorable interest-rate environment. Loan servicing revenue represents fees received for servicing residential mortgage loans. The 14% increase in loan servicing revenue is attributable to the $20 billion increase in the Corporation's servicing portfolio from $70 billion at March 31, 1994 to $90 billion at March 31, 1995. The increase in the servicing portfolio was caused by the acquisition of Plaza in early March which added $9.2 billion in servicing, and the purchase of approximately $15 billion in mortgage servicing over the past three quarters. The Corporation sold mortgage servicing rights of approximately $3.3 billion and $1.2 billion in the first quarter of 1995 and 1994, respectively, resulting in pretax gains of $23 million and $11 million, respectively. The Corporation's decision to sell any mortgage servicing rights depends on a variety of factors, including the available markets and current market prices for such servicing rights and the working capital requirements of the Corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

     Investment services revenue increased $2 million, or 5%, from the first quarter of 1994, due to the strengthening interest-rate environment and improvement in the bond market which resulted in an increase in the overall value of assets managed coupled with the implementation of various fee enhancement initiatives developed as part of Fleet's efficiency improvement programs. The investment services business had approximately $45 billion and $47 billion in assets under administration and management at March 31, 1995 and 1994, respectively.

     Service charges on deposits, which consist primarily of fees from cash management services, electronic transfers and other transaction related fees increased $3 million to $37 million for the first quarter of 1995 from $34 million for the first quarter of 1994. This increase is primarily attributable to an increased fee structure offset by a decline in average deposit levels from period to period. Other service charges, fees, and commissions totaled $36 million for the first quarter of 1995 compared to $27 million for the same period of 1994. These improved results reflect the implementation of various fee enhancement programs initiated as part of Fleet's efficiency improvement programs.

     The $3 million increase in student loan servicing fees from 1994 to 1995 is attributable to additional accounts added under the federal government's direct student lending program. FDIC loan administration fees decreased $10 million from $14 million for the first quarter of 1994 to $4 million for the first quarter of 1995, as the pool of loans being administered for the FDIC is being resolved.

  Trading Income

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995           1994
                                                                          ----           ----
                                                                          DOLLARS IN MILLIONS
Debt securities.......................................................    $ 5            $ 2
Foreign exchange......................................................      4              2
Interest-rate contracts...............................................      5             (5 )
                                                                          ----           ----
     Total trading income.............................................    $14            $(1 )
                                                                          ====           ====

     The $15 million increase in total trading income is attributable to a $3 million increase in debt securities trading income, a $2 million increase in foreign exchange gains and a $10 million increase in gains on interest-rate contracts. The increase in debt securities trading gains was due to improved bond market conditions during the first quarter of 1995. Trading income on interest-rate contracts consists of gains and losses recorded on interest-rate contracts used in managing prepayment risk for the mortgage servicing portfolio as well as net gains recorded on customer-oriented interest-rate contracts. The $10 million increase in interest-rate contracts income is due to $5 million of net losses on contracts used in managing the prepayment risk for the mortgage servicing portfolio in 1994 compared to $5 million of net gains on these contracts in 1995.

     Insurance revenue which represents commissions on insurance premiums paid by Fleet's consumer customers decreased $1 million primarily due to a decline in loan production at FMG and Fleet Finance.

     Other noninterest income decreased $6 million from $55 million for the three months ended March 31, 1994 compared to $49 million for the same period of 1995, primarily due a $4 million decline in consumer finance servicing fees over the past year due to a lower level of loans being serviced at Fleet Finance, coupled with a decrease in noninterest income at Fleet Private Equity. Additionally, other noninterest income for the three months ended March 31, 1995 included the receipt of $10 million of interest on tax refunds in conjunction with a settlement with the Internal Revenue Service; while noninterest income for the three months ended March 31, 1994 included a $13 million gain on the sale of the corporation's factoring business.

  Noninterest Expense

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995           1994
                                                                          ----           ----
                                                                          DOLLARS IN MILLIONS
Employee compensation and benefits....................................    $241           $258
Occupancy.............................................................      39             45
Equipment.............................................................      35             34
Purchased mortgage servicing rights amortization......................      23             31
FDIC assessment.......................................................      18             18
Core deposit and goodwill amortization................................      18             13
Marketing.............................................................      15             13
Legal and other professional..........................................      14             16
Printing and mailing..................................................      11             12
Telephone.............................................................      11              9
Office supplies.......................................................       8              7
Travel and entertainment..............................................       6              6
Credit card...........................................................       5              4
OREO expense..........................................................       3              7
Other.................................................................      51             51
                                                                          ----           ----
Total operating noninterest expense...................................     498            524
Restructuring charges.................................................      --             25
                                                                          ----           ----
Total noninterest expense.............................................    $498           $549
                                                                          ====           ====

     Operating noninterest expense for the first quarter of 1995 totaled $498 million compared to $524 million, excluding the $25 million restructuring charge, for the first quarter of 1994. This reduction in noninterest expenses resulted in an improvement in the Corporation's efficiency ratio to 61.8% for the first three months of 1995 compared to 65.0% for the same period in 1994. The $26 million, or 5%, decrease was primarily attributable to decreases in employee compensation and benefits, occupancy and other noninterest expense categories as a result of the successful implementation of numerous cost-cutting strategies developed as part of the Corporation's efficiency improvement programs.

     Purchased mortgage servicing rights amortization decreased $8 million to $23 million for the first quarter of 1995 compared to $31 million for the first quarter of 1994. The decrease was primarily attributable to the decline in mortgage refinancings resulting from the interest-rate environment during the first quarter of 1995 as compared to a year ago. In addition, the first quarter of 1994 includes $3 million of accelerated amortization.

  Purchased Mortgage Servicing Rights

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          1995          1994
                                                                         ------         ----
                                                                         DOLLARS IN MILLIONS
Balance at beginning of period.......................................    $  827         $560
Additions:
     Purchases.......................................................        31           47
     Acquisitions....................................................       233           --
Servicing sales......................................................       (18)          (1)
Amortization.........................................................       (23)         (31)
                                                                         ------         ----
Balance at end of period.............................................    $1,050         $575
                                                                         ======         ====

     Core deposit and goodwill amortization expense increased $5 million on a year to year comparison due to the completion of the NBB, Plaza and FMG acquisitions during the first quarter of 1995, and OREO expense decreased $4 million from the first quarter of 1994 compared to the first quarter of 1995.

     Charges of $25 million were recorded in connection with the Corporation's efficiency improvement programs during the first quarter of 1994. The following table presents a summary of activity with respect to the Corporation's restructuring charges for the three month periods ended March 31, 1995 and 1994.

  Restructuring Accrual

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          1995          1994
                                                                          -----         -----
                                                                          DOLLARS IN MILLIONS
Balance at beginning of period........................................     $58          $119
Provision charged against income......................................      --            25
Cash outlays..........................................................     (14)           --
Noncash writedowns....................................................      --            --
                                                                          -----         -----
Balance at end of period..............................................     $44          $144
                                                                          =====         =====

     The cash outlays made during the first quarter of 1995 relate primarily to severance costs. The Corporation's liquidity has not been significantly affected by these cash outlays. During the first quarter of 1995, $6.3 million of incremental costs has been incurred relating to the restructuring plan and has not been charged against the restructuring accrual. It is anticipated that approximately $29 million of additional incremental costs will be incurred in 1995. The Corporation expects that the remaining accrual balance of $45 million at March 31, 1995 will be sufficient to absorb the remaining restructuring related costs.

  Income Taxes

     For the first quarter of 1995, the Corporation recognized income tax expense of $111 million, an effective tax rate of 40.1%. Tax expense for the same period of 1994 was $88 million, an effective tax rate of 39.0%.

Earnings by Subsidiary
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       1995             1994
                                                                     --------         --------
                                                                       DOLLARS IN THOUSANDS
BANKING GROUP
     New York.....................................................   $ 43,132         $ 38,025
     Massachusetts................................................     34,476           30,215
     Rhode Island.................................................     29,011           24,426
     Connecticut..................................................     23,072           18,487
     Maine........................................................      7,610            6,439
     New Hampshire................................................      5,438            5,710
     Fleet Investment Group.......................................      3,734            5,910
                                                                     --------         --------
          Total Banking Group.....................................    146,473          129,212
                                                                     --------         --------
FINANCIAL SERVICES GROUP
     Fleet Mortgage(a)............................................     18,813           10,454
     Fleet Credit.................................................      5,369            4,061
     Fleet Finance................................................     (2,829)            (144)
     Other Financial Services.....................................      7,527            9,054
                                                                     --------         --------
          Total Financial Services Group..........................     28,880           23,425
                                                                     --------         --------
PARENT............................................................    (11,214)         (17,075)
                                                                     --------         --------
TOTAL.............................................................   $164,139         $135,562
                                                                     ========         ========

- ---------------
(a) Net of minority interest of $2.0 million and $2.5 million for the three months ended March 31, 1995 and 1994, respectively.

     The Banking Group generated $146 million in first quarter earnings, a 13% increase when compared to $129 million in the first quarter of 1994. These positive results reflect a significant reduction in operating expenses, specifically, $19 million (after-tax) decrease in employee compensation and benefits, resulting from the implementation of cost-cutting strategies. These results also reflect the completion of the acquisition of NBB in late January. The Banking Group also benefited from an increase in fee-based revenues which was attributable to the implementation of various fee-producing programs initiated as part of Fleet's efficiency improvement programs. This group's nonperforming assets increased $55 million, or 15%, from December 31, 1994, to $429 million due in part to the acquisition of NBB. However, nonperforming assets have decreased $17 million from a year ago.

     The Financial Services Group's earnings increased $6 million from $23 million for the first quarter of 1994 to $29 million for the first quarter of 1995. Fleet Mortgage, the Corporation's mortgage banking subsidiary, contributed $19 million to Fleet's earnings for the quarter compared to earnings of $10 million in the first quarter of 1994. The improved results reflect flat mortgage banking revenue, reduced operating expenses, including PMSR amortization, and a pretax gain of $5 million related to interest-rate products used to hedge the value of mortgage servicing assets compared to a pretax loss on such products of $5 million in the prior year. Refer to the Noninterest Income section and the Noninterest Expense section for more information on mortgage banking revenue and PMSRs, respectively.

     Fleet Finance recognized a loss of $3 million for the first quarter of 1995 compared to a break-even position in the first quarter of 1994. The $3 million loss reflects the decrease in net interest income and servicing revenue due to reduced volume.

     Earnings at Fleet's other financial services companies, which include the Corporation's equity capital, student loan servicing, brokerage, and government securities businesses, decreased $1.5 million from $9 million for the first quarter of 1994 to $7.5 million for the first quarter of 1995.

     Fleet Private Equity had net income of $4 million for the first quarter of 1995, compared to $7 million for the first quarter of 1994. Results for the first quarter of 1995 included $8 million (pretax) of gains on equity capital investments compared to $12 million (pretax) for the same period in 1994.

     AFSA Data Corp., the Corporation's student loan servicing subsidiary, contributed earnings of $2 million for the first quarter of 1995 compared to $1 million for the same period in 1994. This increase reflects an increase in loans serviced related to AFSA being named the primary servicer of the federal government's direct student lending program late in 1994.

     Fleet Brokerage Securities, the Corporation's brokerage subsidiary, and Fleet Securities, the Corporation's government securities subsidiary, each earned $1 million for the first quarter of 1995 compared to $1 million and $262,000 respectively, a year earlier.

     The parent company incurred a net loss of $11 million for the first quarter of 1995 compared to a net loss of $17 million reported in 1994. The results for 1994 included the $25 million pretax restructuring charge.

LINES OF BUSINESS

     The financial performance of the Corporation is monitored by an internal profitability measurement system, which produces line-of-business results and key performance measures. The Corporation's major business units include commercial banking, consumer banking, investment services and asset collection, and financial, which also reflects the organizational structure of the Corporation.

     Guidelines are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations, and technology expense. Additionally, equity, loan loss provision, and loan loss reserves are assigned on an economic basis. The Corporation has developed a risk-adjusted methodology that quantifies risk types as credit, operating, market, fiduciary, etc., within business units and assigns capital accordingly. Credit risk is quantified using a risk grading system, which is applied consistently across the company. Within each unit assets and liabilities are match funded utilizing similar maturity, liquidity, and repricing information. All businesses are evaluated on a fully taxed basis.

     Management reporting concepts are periodically refined and results may be restated from time to time to reflect methodological enhancements and/or management organization changes. Although valuable in managing the enterprise, no authoritative guidance exists for management accounting, therefore, reported results are not necessarily comparable with other companies reported results.

  Selected Financial Highlights by Line of Business
                                                                        INVESTMENT
                                 COMMERCIAL           CONSUMER        SERVICES/ASSET
                                  BANKING             BANKING            COLLECTION         FINANCIAL               TOTAL
                             ------------------  ------------------  ----------------  ------------------  ----------------------
                               1ST       4TH       1ST       4TH       1ST      4TH      1ST       4TH        1ST         4TH
                               QTR       QTR       QTR       QTR       QTR      QTR      QTR       QTR        QTR         QTR
                               1995      1994      1995      1994     1995     1994      1995      1994       1995        1994
OPERATING RESULTS:
DOLLARS IN THOUSANDS
    Total revenues(a)....... $356,848  $321,384  $504,383  $492,532  $89,412  $82,149  $235,284  $241,352  $1,185,927  $1,137,417
    Net income..............   44,755    46,908    76,639    56,738   19,306   14,774    23,439    46,770     164,139     165,190
    ROE.....................    20.26%    19.20%    21.67%    16.04%   41.25%   31.58%    11.51%    39.62%      19.78%      21.71%
    ROA.....................     1.16      1.27      1.94      1.39     5.13     3.80      0.71      1.35        1.43        1.42

AVERAGE BALANCES:
DOLLARS IN MILLIONS
    Total assets............ $ 15,621  $ 14,642  $ 16,030  $ 16,239  $ 1,525  $ 1,543  $ 13,496  $ 13,742  $   46,672  $   46,166
    Gross loans and
      leases................   13,839    13,145    12,157    12,288    1,107    1,121     1,614       765      28,717      27,319
    Deposits................    5,471     4,737    20,334    20,850    1,429    1,485     5,660     5,588      32,894      32,660

- ---------------
(a) Calculated on an FTE basis.

COMMERCIAL BANKING

     Commercial banking, which includes a broad range of commercial and corporate lending as well as government banking, commercial real estate (CRE), asset-based lending, and leasing, achieved $45 million, or 27% of consolidated net income for the three months ended March 31, 1995, compared to $47 million for the three months ended December 31, 1994. Fourth quarter results include a higher level of commercial banking related fees due to increased year end activity and the normal seasonality of the business. The commercial banking line of business had an ROA of 1.16% and an ROE of 20.26% for the three months ended March 31, 1995. Included in this line of business is a segregated pool of troubled assets that continue to run off. Excluding these assets, the ROE of the commercial banking line would have been 23.77%.

  Consumer Banking

     Consumer banking, which includes retail and community banking, consumer financing and the Corporation's major processing businesses, mortgage banking and student loan servicing, achieved $77 million, or 47% of consolidated net income for the three months ended March 31, 1995, compared to $57 million for the three months ended December 31, 1994. This line of business had an ROA of 1.94% and an ROE of 21.67% for the period.

  Consumer Banking - Net Income

                                                                             1ST        4TH
                                                                           QUARTER    QUARTER
                                                                             1995       1994
                                                                           --------   --------
                                                                               DOLLARS IN
                                                                           THOUSANDS
     Retail and Community Banking........................................  $59,013    $56,235
     Mortgage Banking....................................................   18,868     19,044
     Consumer Finance....................................................   (2,829)   (20,157)
     Student Loan Servicing..............................................    1,587      1,616
                                                                           --------   --------
          Total Consumer Banking.........................................  $76,639    $56,738
                                                                           ========   ========

     The retail and community banking segment which represents the largest portion of Fleet's consumer banking business had net income of $59.0 million for the quarter ended March 31, 1995 compared to $56.2 million in the fourth quarter of 1994. This increase was primarily attributable to loan growth in the small business lending, credit card and student loan portfolios.

     Fleet's mortgage banking operations contributed $19 million, or 25% of total consumer banking net income for the three months ended March 31, 1995, which is essentially flat compared to the fourth quarter of 1994, as increases in servicing revenue and gains on sales of mortgage servicing have been offset by increases in the amortization of purchased mortgage servicing rights and other expenses.

     The consumer finance business had a net loss of $3 million for the three months ended March 31, 1995, compared to $20 million for the three months ended December 31, 1994. The $17 million improvement reflects the impact of charges taken at Fleet Finance during the fourth quarter of 1994 to address asset-quality concerns and to improve efficiency. Those actions resulted in recording a $15 million strengthening of its reserve for credit losses, recording $12 million of additional OREO reserves, and the completion of an efficiency improvement study that resulted in a $12 million restructuring charge.

  Investment Services and Asset Collection

     This line of business, which includes Fleet's investment management, private banking, discount brokerage, equity capital, and asset collection businesses, produced $19 million, or 12% of consolidated net income for the first quarter of 1995, compared to $15 million for the three months ended December 31, 1994. The $4 million increase is principally attributable to improvements in the market value of investments in the Corporation's equity line of business, coupled with increased fee income from investment services due to the strengthening interest-rate environment and improvement in the bond market, offset by a decrease in FDIC loan administration fees as the pool of loans being administered for the FDIC is being resolved. This line of business had an ROA of 5.13% and an ROE of 41.25% for the period.

     Fleet's investment management business consists of personal asset management, endowment and custody services, employee benefit management, and mutual funds. At March 31, 1995, the investment services business had approximately $45 billion in assets under administration and management.

  Financial

     The financial line of business generated net income of $23 million, or 14% of consolidated net income for the three months ended March 31, 1995, compared to $47 million for the three months ended December 31, 1994. The $24 million decrease is attributable to $60 million relating to a tax settlement with the Internal Revenue Service being recorded in the fourth quarter of 1994 partially offset by $21 million of losses on the sale of securities during the same quarter.

     The financial line of business includes the results of the treasury group and the securities portfolio and trading group. The treasury group manages the overall funding needs of the Corporation and includes the asset/liability management function, which is the management of interest-rate risk and liquidity within parameters established by various boards of directors. The securities portfolio and trading group includes the overall management of the Corporation's $11 billion securities portfolio as well as the management of Fleet's trading activities. The financial function also includes differences between legal and economic allocations of loan losses and equity to the individual lines of business.

BALANCE SHEET ANALYSIS

  Securities

                                     MARCH 31, 1995      DECEMBER 31, 1994     MARCH 31, 1994
                                   -------------------  -------------------  -------------------
                                   AMORTIZED   MARKET   AMORTIZED   MARKET   AMORTIZED   MARKET
                                      COST      VALUE      COST      VALUE      COST      VALUE
                                   ----------  -------  ----------  -------  ----------  -------
                                   DOLLARS IN MILLIONS
SECURITIES AVAILABLE FOR SALE:
     US Treasury and government
       agencies...................  $  3,224   $3,145    $  2,577   $2,444    $  6,511   $6,515
     Mortgage-backed securities...     6,622    6,449       7,897    7,465       7,323    7,234
     Other debt securities........       408      407         180      179         251      254
                                   ---------  -------  ----------  -------  ----------  -------
          Total debt securities...    10,254   10,001      10,654   10,088      14,085   14,003
     Marketable equity
       securities.................       186      231         187      165         108      129
     Other securities.............       105      105         100      100          88       88
                                   ---------  -------  ----------  -------  ----------  -------
          Total securities
            available for sale....  $ 10,545  $10,337   $ 10,941   $10,353   $ 14,281   $14,220
                                   =========  =======  =========  ======== ==========  ========
SECURITIES HELD TO MATURITY:
     State and municipal..........  $    902   $  905    $    843   $  842    $    797   $  801
     Other debt securities........        50       50          48       48          52       53
                                   ---------  -------  ----------  -------  ----------  -------
          Total securities held to
            maturity..............  $    952   $  955    $    891   $  890    $    849   $  854
                                   ========= ======== ==========  ======== ==========  ========
          Total securities........  $ 11,497  $11,292   $ 11,832   $11,243   $ 15,130   $15,074
                                   ========= ======== ==========  ======== ==========  ========

     The amortized cost of securities available for sale remained relatively unchanged from December 31, 1994 to March 31, 1995, but decreased $3.7 billion from March 31, 1994. The decrease in US Treasury and government agencies securities from $6.5 billion at March 31, 1994, to $3.2 billion at March 31, 1995 primarily reflects the Corporation's repositioning program during 1994 aimed at reducing the Corporation's exposure to rising interest rates. Also, the Corporation sold approximately $700 million of mortgage-backed securities during the first quarter of 1995 and reinvested such proceeds in shorter-term government agencies securities. Additionally, the corporation sold $623 million of GNMA ARMs during the first quarter of 1995. The Corporation does not anticipate any negative impact to its net interest margin resulting from these transactions. The valuation reserve on securities available for sale improved significantly to $(208) million at March 31, 1995 from $(588) million at December 31, 1994, due to improvements in the bond market during the first quarter of 1995.

  Loans and Leases

                                                                  MARCH 31,           DECEMBER 31,
                                                                     1995                 1994
                                                                 ------------         ------------
                                                                 DOLLARS IN MILLIONS
Loans:
Commercial and industrial....................................      $ 11,465             $ 11,102
Consumer.....................................................         7,992                7,882
Commercial real estate:
          Construction.......................................           562                  509
          Interim/permanent..................................         3,905                3,830
Residential real estate......................................         4,167                2,937
Lease financing..............................................         1,249                1,288
Other........................................................           158                  161
                                                                   --------             --------
               Total loans and leases........................      $ 29,498             $ 27,709
                                                                   ========             ========

     Total loans and leases increased $1.8 billion from $27.7 billion at December 31, 1994 to $29.5 billion at March 31, 1995 due primarily to the acquisition of NBB, which added $1.3 billion of principally residential real estate loans, coupled with steady loan growth in commercial and consumer loans.

     Commercial and industrial (C&I) loans increased $363 million, or 13% on an annualized basis, due primarily to new loan originations experienced across all banking franchises, as well as the purchase of NBB ($12 million).

  Consumer Loans

                                                                  MARCH 31,           DECEMBER 31,
                                                                     1995                 1994
                                                                 ------------         ------------
                                                                 DOLLARS IN MILLIONS
Home equity..................................................       $4,370               $4,381
Credit card..................................................        1,515                1,473
Student loans................................................        1,160                1,089
Installment..................................................          763                  750
Other........................................................          184                  189
                                                                    ------               ------
Total........................................................       $7,992               $7,882
                                                                    ======               ======

     Consumer loans increased $110 million from $7,882 million at December 31, 1994, to $7,992 million at March 31, 1995. This increase included approximately $73 million of loans, primarily installment loans and student loans, acquired in connection with the acquisition of NBB.

     Credit card loans increased $42 million from December 31, 1994 to March 31, 1995 due to new originations and special cobranding promotions, including the purchase of the Caldor credit card portfolio. Student loans increased $71 million from December 31, 1994 due to the NBB acquisition as well as seasonal increases.

     Excluding the acquisition of NBB which added $194 million of loans, commercial real estate (CRE) loans decreased $66 million from December 31, 1994 to March 31, 1995.

     Outstanding residential real estate loans secured by one-to four-family residences were $4.2 billion at March 31, 1995, compared to $2.9 billion at December 31, 1994. This $1.3 billion increase was primarily due to the acquisition of NBB (approximately $1 billion).

  Nonperforming Assets(a)
                                                            C & I      CRE      CONSUMER     TOTAL
                                                            ------     ----     --------     ----
                                                                      DOLLARS IN MILLIONS
Nonperforming loans and leases:
     Current or less than 90 days past due.................  $ 59      $ 54       $  8       $121
     Noncurrent............................................    82       102        183        367
OREO.......................................................     8        45         37         90
                                                             ----      ----       ----       ----
          Total NPAs March 31, 1995........................  $149      $201       $228       $578
                                                             ====      ====       ====       ====
          Total NPAs December 31, 1994.....................  $134      $173       $211       $518
                                                             ====      ====       ====       ====

- ---------------
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($114 million and $96 million at March 31, 1995 and December 31, 1994, respectively), or assets subject to federal financial assistance ($55 million and $59 million at March 31, 1995 and December 31, 1994, respectively).

     Nonperforming assets (NPAs) increased $60 million from December 31, 1994 to March 31, 1995. This increase includes approximately $32 million of NPAs acquired in connection with acquisitions completed during the first quarter of 1995. NPAs at March 31, 1995, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.95% and 1.21%, respectively, compared to 1.88% and 1.06%, respectively, at December 31, 1994.

     Effective January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No.
118. Under this standard, a loan is impaired when it is probable that the Corporation will not collect all amounts due according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of Statement No. 114 including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. At March 31, 1995, the Corporation had approximately $293 million of impaired loans all of which were on nonaccrual status, and a related impairment reserve of $43 million.

Activity in Nonperforming Assets
                                                                      1ST         4TH         1ST
                                                                    QUARTER     QUARTER     QUARTER
                                                                     1995        1994        1994
                                                                    -------     -------     -------
                                                                          DOLLARS IN MILLIONS
Balance at beginning of period....................................    $518        $526        $601
Additions.........................................................     139         133         133
Acquisitions......................................................      32          --          --
Reductions:
     Payments/interest applied....................................     (56)        (69)        (27)
     Returned to accrual..........................................      (9)         (7)        (10)
     Charge-offs/writedowns.......................................     (29)        (44)        (44)
     Sales/other..................................................     (17)        (21)        (40)
                                                                      ----        ----        ----
          Total reductions........................................    (111)       (141)       (121)
                                                                      ----        ----        ----
Balance at end of period..........................................    $578        $518        $613
                                                                      ====        ====        ====

  Reserve for Credit Loss Activity

                                                                      1ST         4TH         1ST
                                                                    QUARTER     QUARTER     QUARTER
                                                                     1995        1994        1994
                                                                    -------     -------     -------
                                                                          DOLLARS IN MILLIONS
Balance at beginning of period....................................   $ 953       $ 969      $ 1,000
Provision charged to income.......................................      20          17           22
Recoveries of loans and leases charged off........................      15          16           21
Loans and leases charged off......................................     (50)        (48)         (53)
Acquisition/other.................................................      28          (1)          (3)
                                                                    -------     -------     -------
Balance at end of period..........................................   $ 966       $ 953      $   987
                                                                    ======      ======       ======
Ratio of net charge-offs to average loans and leases..............    0.50%       0.47%        0.49%
Ratio of reserve for credit losses to period-end loans and
  leases..........................................................    3.27%       3.44%        3.79%
Ratio of reserve for credit losses to period-end NPAs.............     168%        184%         161%
Ratio of reserve for credit losses to period-end nonperforming
  loans and leases................................................     198%        216%         208%

     Fleet's reserve for credit losses increased $13 million from December 31, 1994 to $966 million at March 31, 1995. This increase is attributable to $28 million of reserves acquired in connection with acquisitions completed during the first quarter of 1995. The first quarter of 1995 provision for credit losses was $20 million, approximately even with the prior year's first quarter. Net charge-offs increased to $35 million for the first quarter of 1995 from $32 million for the same period in 1994 due to a $6 million decrease in recoveries. Slight deterioration of Fleet's credit quality ratios was noted when comparing the first quarter of 1995 results to the fourth quarter of 1994, due in part to the acquisitions of NBB and Plaza.

     Acquisitions/other includes reserves acquired as a result of the acquisitions of NBB and Plaza for the first quarter of 1995, and reserve transfers to the FDIC.

  Funding Sources

                                                                  MARCH 31,           DECEMBER 31,
                                                                     1995                 1994
                                                                 ------------         ------------
                                                                 DOLLARS IN MILLIONS
Deposits:
     Demand....................................................    $  6,056             $  6,890
     Regular savings, NOW, money market........................      14,969               15,220
     Time:
          Domestic.............................................       9,845                8,279
          Foreign..............................................       1,964                4,417
                                                                   --------             --------
               Total deposits..................................      32,834               34,806
                                                                   --------             --------
Borrowed funds:
     Federal funds purchased...................................       1,650                1,410
     Securities sold under agreements to repurchase............       1,266                1,436
     Commercial paper..........................................       1,215                  835
     Other.....................................................       2,028                2,270
                                                                   --------             --------
               Total borrowed funds............................       6,159                5,951
Notes and debentures...........................................       3,623                3,457
                                                                   --------             --------
Total..........................................................    $ 42,616             $ 44,214
                                                                   ========             ========

     Total deposits decreased $2.0 billion to $32.8 billion at March 31, 1995, primarily due to the liquidation of interest-bearing deposits acquired in late 1994 to take advantage of year-end arbitrage opportunities, the proceeds from which were used to reduce foreign time deposits, offset by $2.1 billion of deposits acquired through the purchase of NBB. Demand deposits, regular savings, NOW and money market deposits decreased $1.1 billion, or $2.1 billion excluding those deposits acquired from NBB, due to customer transfers to higher yielding investment accounts caused by the rising interest-rate environment. Domestic time deposits increased $1.6 billion, or approximately $500 million excluding those deposits acquired from NBB, due to an increase in higher yielding certificates of deposit (CDs) balances. Foreign time deposits decreased $2.5 billion due primarily to the liquidation of the interest-bearing deposits mentioned previously.

     Total borrowed funds increased $208 million due primarily to the borrowings made to fund the acquisitions of NBB and Plaza. The balance of notes and debentures increased $166 million primarily due to the issuance of $119 million of medium-term notes in January coupled with an increase in floating-rate notes secured by the bank's qualifying student loan portfolio at Fleet Bank of New York.

ASSET AND LIABILITY MANAGEMENT

     The asset/liability management process at Fleet ensures that the risk to earnings fluctuations from changes in interest rates is prudently managed.

     Fleet uses interest-rates swaps to manage interest-rate risk and to establish the proper interest-rate risk profile within clearly defined and prudent parameters on the basis of the current interest-rate environment. Also, because interest-rate swaps are used to alter the repricing characteristics of certain assets and liabilities, the interest-rate sensitivity of specific portfolios is analyzed, as well as the impact of interest-rate swaps on the entire balance sheet.

     On a consolidated basis, Fleet had $6.8 billion (notional amount) of interest-rate risk-management swaps with external counterparties at March 31, 1995.

  Interest-Rate Risk-Management Analysis

                                                               MARCH 31, 1995
                                        ------------------------------------------------------------
                                                                                   WEIGHTED AVERAGE
                                                        DESIGNATED                       RATE
                                                          ASSETS/         FAIR    ------------------
                                        NOTIONAL        LIABILITIES      VALUE    RECEIVE       PAY
                                        ---------  --------------------- ------   --------     -----
                                                            DOLLARS IN MILLIONS
Interest-rate risk management swaps:
Receive fixed/pay variable.............  $ 1,240   Variable-rate loans
                                           1,157   Fixed-rate deposits
                                             491   Long-term debt
                                         -------
                                           2,888                         $  (4)      6.99%      6.68%
                                         -------                        ------    -------      -----
Pay fixed/receive variable.............      100   Long-term debt           (1)      6.46       7.94
                                         -------                        ------    -------      -----
Basis swaps............................       35   Deposits
                                           2,297   Securities
                                         -------
                                           2,332                           (10)      7.27(a)    7.24(a)
                                         -------                        ------    -------      -----
Index amortizing swaps receive
  fixed/pay variable...................    1,520   Variable-rate loans     (37)      5.45       6.75
                                         -------                        ------    -------      -----
Total..................................  $ 6,840                         $ (52)      6.63%      6.84%
                                         =======                        ======    =======      =====

- ---------------

(a) Basis swaps are interest-rate swaps in which both amounts paid and received are based on floating rates. At March 31, 1995, $1,165 million of basis swaps have an average rate-receive of 7.27% and an average rate-pay of 7.24%. The remaining $1,167 million of basis swaps have forward starts in June and September, 1995 for $384 million and $783 million, respectively.

     The basis swaps were executed to synthetically alter the interest-rate characteristics of the GNMA ARMs to more closely match the interest-rate characteristics of certain liabilities. In these swaps Fleet pays a floating rate based on the one-year Treasury rate, mirroring coupon payments received on the GNMA ARMs, and receives a floating rate based on one-year London Interbank Offered Rate (LIBOR). These swaps were structured as forward starts to match the repricing characteristics of the GNMA ARMs.

     Index-amortizing swaps are intended to mitigate the repricing sensitivity of floating-rate assets and consequently are designated to prime-based loans. Under the terms of the index-amortizing swaps, Fleet receives a fixed rate and pays a floating rate based on the six-month LIBOR. Each index-amortizing swap had an original minimum maturity of two years, a maximum maturity of three years, and an amortization schedule based on six-month LIBOR. At the end of the two-year minimum period, and at six-month intervals through the maximum maturity, six-month LIBOR is reviewed against a specified range, which for Fleet is 4.47% to 6.47%. If six-month LIBOR is below this range each of the swaps would amortize (i.e., the swaps would mature); if six-month LIBOR is above this range, none of the swaps would amortize; and if six-month LIBOR is within this range, a portion of the notional amount would amortize. At March 31, 1995, six-month LIBOR was 6.25%.

     The interest-rate risk-management swap activity for the three months ended March 31, 1995 is summarized in the following table (all amounts are notional amounts):

  Interest-Rate Risk-Management Swap Activity

                                                 RECEIVE-    PAY-               INDEX-
                                                  FIXED     FIXED    BASIS    AMORTIZING    TOTAL
                                                 --------   ------   ------   -----------   ------
                                                                DOLLARS IN MILLIONS
Balance at December 31,1994....................   $2,388     $ --    $3,000     $ 2,770     $8,158
Additions......................................      550      100        --          --        650
Maturities.....................................      (50)      --       (45)         --        (95)
Terminations...................................       --       --      (623)     (1,250)    (1,873)
                                                  -------    ----    ------     -------     ------
Balance at March 31, 1995......................   $2,888     $100    $2,332     $ 1,520     $6,840
                                                  ======     ====    ======     =======     ======

     During the first quarter of 1995, the Corporation added $550 million of receive-fixed swaps to hedge fixed-rate CDs added during the same period. The Corporation also added $100 million of pay-fixed swaps to hedge medium-term notes. During the quarter, Fleet terminated $623 million of its basis swaps that were executed to synthetically alter the interest-rate characteristics of the GNMA ARMs to more closely match the interest-rate characteristics of certain liabilities. These swaps were terminated in connection with the sale of the underlying assets (i.e., GNMA ARMs). Also terminated during the quarter was $1,250 million of the index-amortizing swaps, designated to certain variable-rate loans, which resulted in a $32 million loss that is being amortized over approximately sixteen months. At March 31, 1995, Fleet had a deferred gain of $53 million related to the termination of swaps in 1994 (which will be amortized over a remaining life of approximately 47 months) and a deferred loss of $31 million related to the termination of swaps in 1995 (which will be amortized over a remaining life of approximately 16 months). The amortization of deferred gains and losses on terminated swaps is recognized as an adjustment to the yield on the assets or liabilities to which the swaps were designated.

     The maturities of the interest-rate risk-management swaps are shown in the following table.

  Maturities of the Interest-Rate Risk-Management Swaps

                                                                    MARCH 31, 1995
                                         ---------------------------------------------------------------------
                                         WITHIN 1    1 TO 2    2 TO 3    3 TO 4    4 TO 5    AFTER 5
                                           YEAR       YEARS     YEARS     YEARS     YEARS     YEARS     TOTAL
                                         ---------   -------   -------   -------   -------   --------   ------
                                                                 DOLLARS IN MILLIONS
Notional amounts:
    Receive-fixed......................   $ 1,591    $  510    $  395    $   75    $  257     $   60    $2,888
    Pay-fixed..........................        --       100        --        --        --         --       100
    Basis..............................        --        --     1,130     1,202        --         --     2,332
    Index-amortizing(a)................        --     1,320        --        --       200         --     1,520
                                          -------    ------    ------    ------    ------     ------    ------
         Total.........................   $ 1,591    $1,930    $1,525    $1,277    $  457     $   60    $6,840
                                          =======    ======    ======    ======    ======     ======    ======

- ---------------

(a) The maturities of the index-amortizing swaps reflect the full extension.

LIQUIDITY

     The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, excluding Fleet Mortgage, funds from the parent for liquidity. During the first three months of 1995, the parent received $113 million in interest and dividends from subsidiaries and paid $108 million in interest and dividends to third parties. Dividends paid by the Corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings. As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $3.3 billion during the three month period ended March 31, 1995. This decrease was primarily due to the $4.0 billion of net cash used by financing activities, partially offset by the $428 million and $286 million of net cash provided by operating activities and investing activities, respectively. Net cash used by financing activities was primarily due to the net decrease in deposits resulting from the liquidation of interest-bearing deposits acquired in late 1994 to take advantage of year-end arbitrage opportunities, the proceeds from which were used to reduce foreign time deposits, and the repayments of maturing long-term debt, offset by the issuance of additional long-term debt primarily for general corporate purposes. Net cash provided by operating activities was principally generated by income from operations and an increase in accrued liabilities. Net cash provided by investing activities was primarily due to proceeds from sales and maturities of securities offset by purchases of securities, the net increase in loans and leases, the acquisition of the minority interest of FMG and the net cash and cash equivalents paid for businesses acquired.

     FMG has a separate funding program that includes two revolving-warehouse credit agreements totaling $2.20 billion at both March 31, 1995 and December 31, 1994. On April 3, 1995, FMG renegotiated these agreements and incorporated the terms of these two facilities into one credit facility with $1.8 billion of total available funds.

     FMG has $315 million outstanding under these credit agreements at March 31, 1995, compared to $500 million at December 31, 1994. FMG also sells commercial paper to fund short-term needs. At March 31, 1995 and December 31, 1994, Fleet, excluding FMG, had commercial paper outstanding of $915 million and $727 million, respectively. The Corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. Total amount of funds available under these agreements was $1.0 billion at March 31, 1995. Fleet had no outstanding balance under the line of credit.

     Fleet has a universal shelf registration that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $1 billion at March 31, 1995. In January 1995, the Corporation issued $119 million of its senior medium-term notes, all of which are due in 1996. On May 1, 1995, the Corporation issued $250 million of 7.125% senior notes due May 1, 2000, which reduces the amount of funds available from the universal shelf registration program to approximately $760 million.

CAPITAL

                                                         MARCH 31, 1995     DECEMBER 31, 1994
                                                         --------------     -----------------
                                                                 DOLLARS IN MILLIONS
Risk-adjusted assets.................................       $ 35,706             $35,498
Tier 1 risk-based capital (4% minimum)...............           9.79%              10.08%
Total risk-based capital (8% minimum)................          13.97               14.21
Leverage ratio.......................................           7.57                7.77
Common equity-to-assets..............................           7.41                6.16
Total equity-to-assets...............................           8.20                6.93
Tangible total equity-to-assets......................           4.77                4.65
Capital in excess of minimum requirements:
     Tier 1 risk-based...............................       $  2,067             $ 2,160
     Total risk-based................................          2,133               2,203
     Leverage........................................          1,649               1,737

     At March 31, 1995, the Corporation exceeded all regulatory required minimum capital ratios. The Corporation's risk based regulatory ratios decreased during the first quarter of 1995 compared to December 31, 1994, primarily due to the impact of additional intangible assets resulting from the NBB, Plaza and FMG transactions which were completed during the first quarter of 1995. The impact of these transactions, however was offset by the reissuance of treasury stock of approximately $196 million in connection with the NBB transaction. The Corporation's equity-to-asset ratios increased during the first quarter of 1995 due primarily to the aforementioned issuance of treasury stock, coupled with the significant improvement in the valuation reserve for securities available for sale.

                         PART II. -- ITEM 1 THROUGH 5.

                                Not applicable.

                              PART II. -- ITEM 6.

(a) Exhibit Index

                                                                                     PAGE OF
EXHIBIT                                                                                THIS
NUMBER                                                                                REPORT
- -------                                                                              --------
            Instruments defining the right of security holders, including
    4       debentures                                                                   *
   11       Statement re-computation of per share earnings                              30

- ---------------

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) Six Form 8-Ks were filed during the period from January 1, 1995 to the date of the filing of this report.

- -- Current Report on Form 8-K dated January 18, 1995 (reporting fourth quarter 1994 earnings release.)

- -- Current Report on Form 8-K dated January 27, 1995 (reporting consummation of the merger of NBB Bancorp, Inc.)

- -- Current Report on Form 8-K dated February 20, 1995 (filing the Merger Agreement between Fleet and Shawmut National Corp.)

- -- Current Report on Form 8-K dated February 21, 1995 (reporting the announcement of the proposed merger between Fleet and Shawmut National Corp.)

- -- Current Report on Form 8-K dated April 13, 1995 (filing the unaudited Pro Forma Condensed Combined Financial Statements and notes thereto in connection with the merger of Fleet and Shawmut National Corp. ("Shawmut") and the consolidated balance sheets of Shawmut at December 31, 1994 and 1993 and the related consolidated statements of income, of changes in stockholders equity and of cash flows for each of the three years in the period ending December 31, 1994.)

- -- Current Report on Form 8-K dated May 11, 1995 (reporting the issuance of $250 million of its 7.125% senior notes due 2000).

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FLEET FINANCIAL GROUP, INC.
                                            ....................................
                                                        (REGISTRANT)

                                                   /S/ EUGENE M. MCQUADE
                                            ....................................
                                                     EUGENE M. MCQUADE
                                                  EXECUTIVE VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER

                                                  /S/ ROBERT C. LAMB, JR.
                                            ....................................
                                                    ROBERT C. LAMB, JR.
                                                  CHIEF ACCOUNTING OFFICER
                                                         CONTROLLER

May 12, 1995