Form 10-Q
period 1995-06-30
FLEET FINANCIAL GROUP INC
filed 1995-08-10
CIK 50341

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-Q

   [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for quarterly period ended June 30, 1995

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

         Commission File Number 1-6366


                          FLEET FINANCIAL GROUP, INC.
                         ----------------------------
             (Exact name of registrant as specified in its charter)

               RHODE ISLAND                                05-0341324
- --------------------------------------------    --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)

       50 KENNEDY PLAZA
    PROVIDENCE, RHODE ISLAND                             02903
- --------------------------------------------    --------------------------------
(Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code (401) 278-5800
                                                         --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.


YES                   X                      NO
          -------------------------                    ------------------------


The number of shares of common stock of the Registrant outstanding as of July 31, 1995 was 141,921,591.

                          FLEET FINANCIAL GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED JUNE 30, 1995
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                       PAGE
                                                                       ----
PART I. ITEM 1. FINANCIAL INFORMATION
      Consolidated Statements of Income
           Three and Six Months Ended June 30, 1995 and 1994            3

      Consolidated Balance Sheets
            June 30, 1995 and December 31, 1994                         5

      Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended June 30, 1995 and 1994                      6

      Consolidated Statements of Cash Flows
            Six Months Ended June 30, 1995 and 1994                     7

      Condensed Notes to Consolidated Financial Statements              8

PART I. ITEM 2.
      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             11

PART II. ITEM 4.
      Submission of Matters to a Vote of Security Holders               25

PART II. ITEM 6.                                                        26

SIGNATURES                                                              27

EXHIBITS                                                                28

                                              FLEET FINANCIAL GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME

- ----------------------------------------------------------------------------------------------------------
For the three months ended June 30
Dollars in millions, except per share amounts                                  1995                  1994
- ----------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                          $739                  $577
Interest on taxable securities                                                  176                   229
Interest on tax-exempt securities                                                11                     8
- ----------------------------------------------------------------------------------------------------------
      Total interest income                                                     926                   814
- ----------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                     263                   175
   Short-term borrowings                                                         96                    81
   Long-term debt                                                                70                    56
- ----------------------------------------------------------------------------------------------------------
      Total interest expense                                                    429                   312
- ----------------------------------------------------------------------------------------------------------
Net interest income                                                             497                   502
- ----------------------------------------------------------------------------------------------------------
Provision for credit losses                                                      28                    12
- ----------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                           469                   490
- ----------------------------------------------------------------------------------------------------------
Noninterest income:
   Mortgage banking                                                             131                    84
   Service charges, fees, and commissions                                        75                    62
   Investment services revenue                                                   46                    43
   Trading revenue                                                               32                     8
   Student loan servicing fees                                                   15                    12
   Securities available for sale gains                                            3                    19
   Other                                                                         61                    42
- ----------------------------------------------------------------------------------------------------------
      Total noninterest income                                                  363                   270
- ----------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                           245                   240
   Mortgage servicing rights amortization                                        46                    21
   Occupancy                                                                     38                    42
   Equipment                                                                     37                    33
   Core deposit and goodwill amortization                                        21                    15
   FDIC assessment                                                               18                    17
   Legal and other professional                                                  18                    17
   Marketing                                                                     15                    14
   Printing and mailing                                                          11                    10
   Other                                                                        100                    95
- ----------------------------------------------------------------------------------------------------------
      Total noninterest expense                                                 549                   504
- ----------------------------------------------------------------------------------------------------------
Income before income taxes                                                      283                   256
Applicable income taxes                                                         111                   106
- ----------------------------------------------------------------------------------------------------------
Net income before minority interest                                             172                   150
Minority interest                                                                 -                     2
- ----------------------------------------------------------------------------------------------------------
Net income                                                                     $172                  $148
- ----------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                         $170                  $146
- ----------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding:               161,832,528           161,828,156
Fully diluted earnings per share:                                             $1.05                 $0.90
Dividends declared                                                             0.40                  0.35
- ---------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.


                                              FLEET FINANCIAL GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME
- ---------------------------------------------------------------------------------------------------------
For the six months ended June 30
Dollars in millions, except per share amounts                                 1995                  1994
- ---------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                       $1,420                $1,138
Interest on taxable securities                                                 353                   445
Interest on tax-exempt securities                                               20                    15
- ---------------------------------------------------------------------------------------------------------
      Total interest income                                                  1,793                 1,598
- ---------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    507                   336
   Short-term borrowings                                                       166                   145
   Long-term debt                                                              136                   111
- ---------------------------------------------------------------------------------------------------------
      Total interest expense                                                   809                   592
- ---------------------------------------------------------------------------------------------------------
Net interest income                                                            984                 1,006
- ---------------------------------------------------------------------------------------------------------
Provision for credit losses                                                     48                    34
- ---------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                          936                   972
- ---------------------------------------------------------------------------------------------------------
Noninterest income:
   Mortgage banking                                                            230                   185
   Service charges, fees, and commissions                                      148                   122
   Investment services revenue                                                  92                    87
   Trading revenue                                                              46                     7
   Student loan servicing fees                                                  30                    25
   Securities available for sale gains                                           4                    19
   Other                                                                       119                   120
- ---------------------------------------------------------------------------------------------------------
      Total noninterest income                                                 669                   565
- ---------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                          486                   498
   Occupancy                                                                    77                    86
   Equipment                                                                    72                    67
   Mortgage servicing rights amortization                                       69                    52
   Core deposit and goodwill amortization                                       38                    28
   FDIC assessment                                                              36                    36
   Legal and other professional                                                 31                    36
   Marketing                                                                    30                    27
   Printing and mailing                                                         22                    22
   Restructuring charges                                                         -                    25
   Other                                                                       185                   177
- ---------------------------------------------------------------------------------------------------------
      Total noninterest expense                                              1,046                 1,054
- ---------------------------------------------------------------------------------------------------------
Income before income taxes                                                     559                   483
Applicable income taxes                                                        223                   194
- ---------------------------------------------------------------------------------------------------------
Net income before minority interest                                            336                   289
Minority interest                                                                -                     5
- ---------------------------------------------------------------------------------------------------------
Net income                                                                  $  336                $  284
- ---------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                      $  331                $  274
- ---------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding:              160,748,273           161,735,165
Fully diluted earnings per share:                                           $ 2.06                $ 1.69
Dividends declared                                                            0.80                  0.65
- ---------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.


                                                FLEET FINANCIAL GROUP, INC.
                                                CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,             December 31,
Dollars in millions, except share amounts                                                  1995                     1994
- -------------------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                                     $ 2,383                 $  5,208
Federal funds sold and securities purchased under agreements
to resell                                                                                  728                      649
Securities available for sale                                                           10,591                   10,353
Securities held to maturity (market value: $743 and $890)                                  736                      891
Loans and leases                                                                        30,107                   27,709
Reserve for credit losses                                                                 (951)                    (953)
- -------------------------------------------------------------------------------------------------------------------------
         Net loans and leases                                                           29,156                   26,756
- -------------------------------------------------------------------------------------------------------------------------
Mortgages held for resale                                                                1,469                      489
Mortgage servicing rights                                                                1,216                      827
Premises and equipment                                                                     686                      656
Intangible assets                                                                          652                      339
Accrued interest receivable                                                                338                      342
Other assets                                                                             3,362                    2,247
- -------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                  $51,317                  $48,757
- -------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
   Demand                                                                              $ 6,355                  $ 6,890
   Regular savings, NOW, money market                                                   14,735                   15,220
   Time                                                                                 11,940                   12,696
- -------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                 33,030                   34,806
- -------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements                             4,585                    2,846
to repurchase
Other short-term borrowings                                                              4,590                    3,105
Accrued expenses and other liabilities                                                   1,092                    1,163
Long-term debt                                                                           3,805                    3,457
- -------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                              47,102                   45,377
- -------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                                            379                      379
Common stock (shares issued:  141,959,436 in 1995 and
141,574,162  in 1994; shares outstanding:  141,710,963 in 1995 and
135,024,262  in 1994)                                                                      142                      142
Common surplus                                                                           1,539                    1,547
Retained earnings                                                                        2,132                    1,936
Net unrealized gain (loss) on securities                                                    32                     (374)
Less: Treasury stock, at cost,  248,473 shares in 1995 and
     6,549,900 shares in 1994                                                               (9)                    (250)
- -------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                      4,215                    3,380
- -------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                    $51,317                  $48,757
- -------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.



                                                FLEET FINANCIAL GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Net
                                                                  Common                         Unrealized
Six months ended June 30                           Preferred      Stock    Common     Retained    Gain(Loss)    Treasury
Dollars in millions, except share amounts           Stock         $1 Par   Surplus    Earnings   on Securities    Stock    Total
- --------------------------------------------------------------------------------------------------------------------------------
1994
- ----
Balance at December 31, 1993                         $ 501        $ 137    $ 1,492   $ 1,509      $      -    $     -  $ 3,639
Net unrealized gain on securities available for
  sale at January 1, 1994                                -            -          -         -           224          -      224
Net income                                               -            -          -       284             -          -      284
Cash dividends declared on common stock
  ($0.65 per share)                                      -            -          -       (89)            -          -      (89)
Cash dividends declared on preferred stock               -            -          -       (10)            -          -      (10)
Redemption of preferred stock                         (122)           -          -         -             -          -     (122)
Common stock issued in connection with
employee benefit and stock option plans                  -            1          9         -             -          -       10
Adjustment of valuation reserve for securities
  available for sale                                     -            -          -         -          (416)         -     (416)
Other, net                                               -            3         40        25             -          -       68
- --------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                             $ 379        $ 141    $ 1,541   $ 1,719      $   (192)   $     -  $ 3,588
- --------------------------------------------------------------------------------------------------------------------------------


1995
- ----
Balance at December 31, 1994                         $ 379        $ 142    $ 1,547   $ 1,936      $   (374)   $  (250) $ 3,380
Net income                                               -            -          -       336             -          -      336
Cash dividends declared on common stock
  ($0.80 per share)                                      -            -          -      (113)            -          -     (113)
Cash dividends declared on preferred stock               -            -          -        (5)            -          -       (5)
Common stock issued in connection with
  employee benefit and stock option plans                -            -          9        (1)            -         10       18
Treasury stock issued in connection with
  the acquisition of NBB                                 -            -        (17)      (21)            -        234      196
Adjustment of valuation reserve for securities
  available for sale                                     -            -          -         -           406          -      406
Treasury stock purchases                                 -            -          -         -             -         (3)      (3)
- --------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                             $ 379        $ 142    $ 1,539   $ 2,132      $     32    $    (9)  $4,215
- --------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.


                                                FLEET FINANCIAL GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

- ----------------------------------------------------------------------------------------------------------
Six months ended June 30
Dollars in millions                                                            1995                1994
- ----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                   $  336              $  284
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                        52                  52
  Amortization of servicing rights and other intangible assets                  107                  80
  Provision for credit losses                                                    48                  34
  Deferred income tax expense (benefit)                                          66                  (9)
  Other gains on sales of assets                                                (46)                (26)
Originations and purchases of mortgages held for sale                        (3,431)             (7,576)
Proceeds from sales of mortgages held for sale                                2,544               9,303
Net decrease in trading account assets                                           35                  10
Decrease in accrued receivables, net                                              2                   5
Decrease in accrued liabilities, net                                            (89)               (194)
Other, net                                                                      236                 105
- ----------------------------------------------------------------------------------------------------------
   Net cash flow provided (used) by operating activities                       (140)              2,068
- ----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                   (6,018)            (11,552)
Proceeds from maturities of securities available for sale                       651                 182
Proceeds from sales of securities available for sale                          5,195               9,483
Purchases of securities held to maturity                                       (352)               (424)
Proceeds from maturities of securities held to maturity                         505                 475
Loans made to customers, nonbanking subsidiaries                               (519)               (568)
Principal collected on loans made to customers, nonbanking
  subsidiaries                                                                  415                 605
Net cash and cash equivalents paid for businesses acquired                     (218)                  -
Loans purchased from third parties                                             (272)                  -
Proceeds from sales of loans                                                     37                  35
Net increase in loans and leases, banking subsidiaries                         (892)               (654)
Proceeds from sales of OREO                                                      34                  49
Proceeds from sale of subsidiary                                                  -                  76
Acquisition of minority interest in subsidiary                                 (158)                  -
Purchases of premises and equipment                                             (64)                (85)
Purchases of acquired servicing rights                                         (261)               (131)
- ----------------------------------------------------------------------------------------------------------
   Net cash flow used by investing activities                                (1,917)             (2,509)
- ----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net increase (decrease) in deposits                                          (4,075)                685
Net increase in short-term borrowings                                         3,155                  64
Proceeds from issuance of long-term debt                                        972                   -
Repayments of long-term debt                                                   (624)               (103)
Redemption of preferred stock                                                     -                (122)
Cash dividends paid                                                            (117)                (93)
- ----------------------------------------------------------------------------------------------------------
   Net cash flow provided (used) by financing activities                       (689)                431
- ----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (2,746)                (10)
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                          5,857               2,213
- ----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                               $3,111              $2,203
- ----------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995



NOTE 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet, FFG or the Corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 1995 may not be indicative of operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS

      On February 20, 1995, Fleet and Shawmut National Corporation ("Shawmut") entered into a definitive merger agreement providing for the merger of Shawmut with and into Fleet. The combined institution is expected to have in excess of $80 billion in assets, $50 billion in deposits, and will be headquartered in Boston, Massachusetts. The merger agreement provides that each share of Shawmut common stock, other than shares held in Shawmut's treasury or directly or indirectly by Fleet or its subsidiaries or by Shawmut or its subsidiaries (except for in both cases shares held in a fiduciary capacity or in respect of debts previously contracted), would be exchanged for 0.8922 newly issued shares of Fleet common stock on a tax-free basis. It is anticipated that the transaction will be accounted for as a pooling of interests. As a result of the merger, cost savings of approximately $400 million are expected to be realized primarily through: reductions in staff; elimination, consolidation or divestiture of certain branches; and the consolidation of certain offices, data processing and other redundant back office operations and staff functions. The extent to which cost savings will be achieved is dependent upon various factors beyond the control of Fleet and Shawmut, including the regulatory environment, economic conditions, unanticipated changes in business conditions, inflation and the level of Federal Deposit Insurance Corporation assessments. Therefore, no assurances can be given with respect to the ultimate level of cost savings to be realized, or that such savings will be realized in the time-frame currently anticipated. Fleet and Shawmut expect to incur one-time merger expenses and restructuring charges aggregating approximately $400 million in connection with the merger. During the first six months of 1995, Shawmut recognized
$50,441 of this charge due to the settlement of certain of Shawmut's retirement benefits as a result of the execution of Shawmut's agreement to merge with Fleet and the vesting of certain restricted stock upon shareholder approval of the Merger. The merger is expected to be completed in the fourth quarter of 1995 and is subject to certain conditions, including the approval of federal and state bank regulators. The shareholders of both companies have approved the merger.

      Due to the pending merger with Shawmut, certain financial data herein may not be indicative of Fleet's future results of operations or financial position.

      As previously disclosed in Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 1995, the Corporation completed the purchases of NBB Bancorp, Inc. ("NBB"), Plaza Home Mortgage Corporation ("Plaza") and the repurchase of the 19% publicly-held shares of Fleet Mortgage Group, Inc., ("FMG") during the first quarter of 1995.

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995


      The information below presents, on a pro forma basis, certain historical financial information for the Corporation, adjusted for each of the NBB, Plaza and FMG transactions as if such transactions had been consummated on January 1, 1995 and 1994, respectively.

Pro Forma Results
- -------------------------------------------------------------
Six months ended June 30
(Dollars in millions except per share data)    1995   1994
- -------------------------------------------------------------
Pro Forma -Fleet, NBB, Plaza and FMG
Interest income                              $1,806 $1,671
Interest expense                                817    633
- -------------------------------------------------------------
Net interest income                             989  1,038
Provision for credit losses                      48     36
Noninterest income                              671    591
Noninterest expense                           1,071  1,152
- -------------------------------------------------------------
Income before income taxes                      541    441
Income taxes                                    215    181
- -------------------------------------------------------------
Net income                                      326    260
- -------------------------------------------------------------
Dividends on preferred stock                      5     10
- -------------------------------------------------------------
Net income available to common stockholders  $  321 $  250
- -------------------------------------------------------------
Net income per common share                  $ 1.99 $ 1.55
- -------------------------------------------------------------
Corporation as Reported
Net income                                   $  336 $  284
Net income applicable to common stockholders    331    274
Net income per common share                  $ 2.06 $ 1.69
- -------------------------------------------------------------

      The pro forma results reflect the sale of NBB's entire securities portfolio of approximately $1 billion as if such sales had occurred at the beginning of each such period, elimination of any corresponding interest income recognized on these securities, and the use of the proceeds from the sale of these securities to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.44% and 4.41 % for 1995 and 1994, respectively. Similarly, the pro forma results reflect the sale of $157 million, $230 million and $18 million of Plaza's mortgage-backed securities, adjustable-rate loans, and deposits, respectively, as if such sales had occurred at the beginning of each such period, the elimination of any corresponding interest income or expense recognized, and the use of the net proceeds from these sales to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.98% and 3.73% for 1995 and 1994, respectively. Pro forma results reflect the amortization of adjustments recorded to reflect the fair value of the net assets acquired as of the date of acquisition and any related amortization, as if the adjustments were recorded at the beginning of the period. Additional funding costs for the purchase prices of the acquisitions of NBB, Plaza and the 19% publicly-held shares of FMG have also been reflected in the pro forma results.

NOTE 3. MORTGAGE SERVICING RIGHTS

      In May 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires that an entity recognize, as separate assets, rights to service mortgage loans for others irrespective of how those servicing rights are acquired (i.e., whether purchased or originated) by allocating the total cost of the loans between the loan and the servicing rights thereto based on their relative fair values. The Corporation adopted this statement as of April 1, 1995, with application to transactions in which the Corporation acquires mortgage servicing rights (MSRs) through either purchase or origination of mortgage loans and sells those loans with servicing rights retained, and to impairment evaluations of all capitalized MSRs. The incremental impact of capitalizing originated mortgage servicing rights in accordance with SFAS 122 resulted in an increase of $9.0 million in mortgage production revenues for the quarter ended June 30, 1995.

      SFAS 122 requires that capitalized mortgage servicing rights be assessed for impairment based upon the fair value of those rights. Fair value is estimated using a valuation model which considers market consensus loan prepayment predictions, historic prepayment rates, mortgage interest rates, and other economic factors. For purposes of impairment evaluation and measurement, MSRs are stratified based on the predominant risk characteristics of the underlying loans which for the Corporation's MSRs, includes ranges of interest rates within product types. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation allowance is established. The allowance may be adjusted in the future as MSR values increase or decrease. The cost of MSRs is amortized over the estimated period of net servicing revenues.

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995

      A schedule of mortgage servicing rights activity for the six months ended June 30, 1995 and 1994 is as follows:

Mortgage Servicing Rights
- -------------------------------------------------------------
Six months ended June 30
Dollars in millions                     1995          1994
- -------------------------------------------------------------
Balance at beginning of year          $  827        $  560
Additions:
     Capitalized servicing               261           131
     Acquisitions                        233             -
Servicing sales                          (36)           (7)
Amortization                             (58)          (52)
Impairment reserve                       (11)            -
- --------------------------------------------------------------
Balance at end of period              $1,216        $  632
- --------------------------------------------------------------

      The only activity in the Corporation's valuation allowance was the establishment of the $11.4 million impairment reserve. At June 30, 1995 the aggregate fair value of the Corporation's MSRs was approximately $1.4 billion.

NOTE 4. LONG TERM DEBT

     During the first six months of 1995, the Corporation issued $119 million of its senior medium-term notes, all of which are due in 1996 and $250 million of 7 1/8% senior notes due May 1, 2000. The Corporation intends to use the proceeds of these issuances for general corporate purposes.

NOTE 5. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash-Flow Disclosure
- ---------------------------------------------------------------
Six months ended June 30
Dollars in millions                         1995    1994
- ---------------------------------------------------------------
Supplemental disclosure for cash paid
during the period for:
      Interest expense                      $ 809   $ 591
      Income taxes, net of refunds            140     111
- ---------------------------------------------------------------
- ---------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
      Transfer of loans to foreclosed
      property and repossessed equipment       37      43
      Adjustment to unrealized loss on
          securities available for sale       648    (305)
- ----------------------------------------------------------------
- ----------------------------------------------------------------
Assets acquired and liabilities assumed in
business combinations were as follows:
      Assets acquired, net of cash and
        cash eqivalents paid                2,914       -
      Net cash and cash equivalents paid
          for businesses acquired            (218)      -
      Liabilities assumed                   2,500       -
      Treasury stock issued in connection
        with businesses acquired              196       -
- ------------------------------------------------------------------

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

 OVERALL PERSPECTIVE
- -------------------------------------------------------------
Dollars in millions,     Three months         Six months
  except per share data   ended June 30      ended June 30
- -------------------------------------------------------------
                          1995      1994      1995     1994
- -------------------------------------------------------------
   Earnings
   Net income             $ 172     $ 148     $ 336   $  284
   Net  interest
   income
     (FTE) (a)              507       512     1,004    1,025
- -------------------------------------------------------------
   Per Common Share
   Fully diluted
   earnings              $ 1.05    $ 0.90    $ 2.06   $ 1.69
   Cash dividends
   declared                0.40      0.35      0.80     0.65
   Book Value             27.07     22.70     27.07    22.70
- -------------------------------------------------------------
   Operating  Ratios
   Return on average
       assets              1.41 %    1.22 %    1.42 %   1.18 %
   Return on common
     equity               18.56     18.31     19.13    16.78
   Efficiency ratio        63.1      64.7      62.5     64.7
   Equity to assets
       (period-end)        8.21      7.29      8.21     7.29
- -------------------------------------------------------------
   At June 30
   Total assets         $51,317   $49,201   $51,317  $49,201
   Stockholders' equity   4,215     3,588     4,215    3,588
   Nonperforming assets     578       564       578      564
- -------------------------------------------------------------
   (a)   Prepared on a fully taxable equivalent (FTE) basis.  The
         FTE adjustment included in net interest income was $10 million for each of the three months ended June 30, 1995 and 1994, and $20 million and $19 million for the six months ended
         June 30, 1995 and 1994, respectively.

      Fleet reported net income of $172 million, or $1.05 per fully diluted share, for the quarter ended June 30, 1995, compared to $148 million, or $0.90 per fully diluted share, in the second quarter of 1994. The Corporation's first half of 1995 net income was $336 million, or $2.06 per share, compared with $284 million, or $1.69 per share in the first half of 1994. Return on average assets and return on equity improved to 1.41% and 18.56% for the second quarter of 1995, from 1.22% and 18.31% for the second quarter of 1994, respectively. These improved results reflect a stronger net interest margin, an increase in mortgage banking revenue, continued expense control, steady loan growth as well as increased revenues from the NBB, Plaza and FMG acquisitions consummated in the first quarter of 1995, partially offset by an increase in mortgage servicing rights amortization and provision for credit losses.


INCOME STATEMENT ANALYSIS

Net Interest Income
  Dollars in millions         Three months     Six months
  FTE basis                  ended June 30    ended June 30
- ------------------------------------------------------------
                                1995    1994    1995    1994
- ------------------------------------------------------------
  Interest income               $926    $814  $1,793  $1,598
  Tax-equivalent adjustment       10      10      20      19
  Interest expense               429     312     809     592
- ------------------------------------------------------------
  Net interest income           $507    $512  $1,004  $1,025
- ------------------------------------------------------------

      Net interest income on a fully taxable equivalent basis totaled $507 million for the three month period ended June 30, 1995 compared to $512 million for the same period of 1994. The $5 million decrease was principally caused by increased funding costs resulting from rising deposit costs coupled with a $1.0 billion decrease in interest-free sources of funds.

Net Interest Margin and Interest-Rate Spread
- ------------------------------------------------------------
                          Three months ended June 30,
                              1995            1994
- ------------------------------------------------------------
Taxable equivalent      Average         Average
rates                   Balance  Rate   Balance  Rate
- ------------------------------------------------------------
Dollars in millions
Money market
    instruments         $    677 6.64 %  $    18  3.78 %
Securities                11,482 6.41     16,483  5.93
Loans and leases          29,660 9.71     26,242  8.55
Mortgages held for
resale                     1,015 8.90      1,241  7.06
Other                         93    -        132     -
- ------------------------------------------------------------
Total interest-earning
     assets               42,927 8.74     44,116  7.50
- ------------------------------------------------------------
Deposits                  26,245 4.05     25,363  2.77
Short-term borrowings      7,112 6.08      8,562  3.77
Long-term debt             3,787 7.50      3,341  6.71
- ------------------------------------------------------------
Interest-bearing          37,144 4.64     37,266  3.35
liabilities
- ------------------------------------------------------------
Interest-rate spread             4.10             4.15
Interest-free sources
    of funds               5,783           6,850
- ------------------------------------------------------------
Total sources of funds   $42,927 4.01 %  $44,116  2.84 %
- ------------------------------------------------------------
Net interest margin              4.73 %           4.66 %
- ------------------------------------------------------------

      The net interest margin for the second quarter of 1995 increased 7 basis points to 4.73% from the second quarter of 1994, primarily due to a reduction in the securities portfolio as a result of actions taken during the last half of 1994 and an increase in higher yielding average loans outstanding, due to both acquisitions and growth. These actions, coupled with numerous increases in the Corporation's prime lending rate over the past year resulted in an increase in the yield on interest earning assets from 7.50% in the second quarter of

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

1994 to 8.74% in the second quarter of 1995. Offsetting these increases was the overall increase in the cost of funds resulting from customers moving into higher yielding time deposits coupled with the impact of the numerous increases in short-term borrowing rates by the Federal Reserve throughout 1994 and again in the first quarter of 1995.

Securities Portfolio
- ------------------------------------------------------------
                                       June 30,   March 31,
Dollars in millions                        1995        1995
- ------------------------------------------------------------
Carrying value                          $11,327     $11,289
Average maturity(a)                   1.6 years   2.7 years
Yield(b)                                  6.36%       6.31%
- ------------------------------------------------------------
(a) Average maturity relates to debt securities only and is calculated using repricing dates rather than contract maturities.
(b) Relates to debt securities only.

      The average balance of securities decreased from $16.5 billion for the second quarter of 1994 to $11.5 billion for the same period of 1995. This $5.0 billion decrease reflects the Corporation's repositioning program unveiled during 1994.

      Average loans and leases increased $3.4 billion to $29.7 billion for the second quarter of 1995 due primarily to the acquisition of NBB which added approximately $1.3 billion in loans to Fleet's balance sheet, as well as steady loan growth. The substantial increase in the yield on loans and leases from 8.55% for the second quarter of 1994 to 9.71% for the second quarter of 1995 reflects the increase in Fleet's prime lending rate to 9.00% during the period. The Corporation lowered its prime lending rate to 8.75% at the beginning of the third quarter of 1995.

      Average deposits increased $900 million to $26.2 billion for the second quarter of 1995 due to a $2.5 billion increase in time deposits offset by a $1.6 billion decrease in savings deposits. The net interest rate paid on average deposits rose to 4.05% for the second quarter of 1995 compared to 2.77% for the same period of 1994. The increase reflects several factors including a more competitive environment for customer deposits and a shift in mix of deposits as customers have migrated to higher yielding time deposits.

      The $1.5 billion decrease in average short-term borrowings corresponds to the decrease in average securities and the decrease in average mortgages held for resale.

      Average long-term debt increased $446 million due to the funding of acquisitions and loan growth. In addition, the interest rate paid on long-term debt increased 79 basis points as maturing lower-rate long-term debt was replaced by new issuances of higher rate debt.

      The contribution to the net interest margin of interest free sources during the second quarter of 1995 was 63 basis points compared to 51 basis points for the second quarter of 1994. This increase is the result of the increase in cost of funds as interest-free sources of funds become more valuable during periods of rising interest rates offset by a decrease in the balances of the interest-free sources of funds from $6.9 billion to $5.8 billion.

Noninterest Income
- --------------------------------------------------------
                             Three months   Six months
Dollars in millions          ended June 30 ended June 30
- --------------------------------------------------------
                               1995   1994   1995   1994
- --------------------------------------------------------

Mortgage banking revenue       $131   $ 84   $230   $185
Service charges, fees
    and commissions              75     62    148    122
Investment services revenue      46     43     92     87
Trading revenue                  32      8     46      7
Student loan servicing fees      15     12     30     25
FDIC loan administration
fees                              7     11     11     24
Brokerage fees and
commissions                       5      4      9      9
Insurance                         4      4      7      8
Securities available for
     sale gains                   3     19      4     19
Other noninterest income         45     23     92     79
- --------------------------------------------------------
Total noninterest income       $363   $270   $669   $565
- --------------------------------------------------------

      Noninterest income totaled $363 million for the second quarter of 1995 compared to $270 million for the same period in 1994, an increase of 34%, and $669 million for the first half of 1995 compared to $565 million for the first half of 1994. The increase was due primarily to increases in mortgage banking revenues, service charges, fees and commissions, and trading revenues.

Mortgage Banking Revenue
- --------------------------------------------------------------
                                  Three months   Six months
                                  ended June 30  ended June 30
Dollars in millions                 1995   1994  1995   1994
- --------------------------------------------------------------
Net loan servicing revenue          $ 84   $ 62  $160   $128
Mortgage production revenue           25      5    25     28
Gains on sales of mortgage
servicing                             22     17    45     29
- --------------------------------------------------------------
Total mortgage banking revenue      $131   $ 84  $230   $185
- --------------------------------------------------------------

      Mortgage banking revenue of $131 million in the second quarter of 1995 increased $47 million over the

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

$84 million recorded in the same period of 1994 reflecting a $20 million increase in mortgage production revenue coupled with a 35% increase in loan servicing revenue from $62 million in the second quarter of 1994 to $84 million in the second quarter of 1995 and a $5 million increase in gains on sales of servicing. Mortgage production revenue which includes income derived from the loan origination process and net gains on sales of mortgage loans has been positively impacted by a more favorable interest-rate environment in the second quarter of 1995. Mortgage production revenue of $25 million includes $9 million of income from the adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights". Loan servicing revenue represents fees received for servicing residential mortgage loans. The 35% increase in loan servicing revenue is attributable to the $30 billion increase in the Corporation's servicing portfolio from $73 billion at June 30, 1994 to $103 billion at June 30, 1995. The increase in the servicing portfolio is attributable primarily to several acquisitions of servicing, including the purchase of $14 billion of loan servicing from Household Services in the second quarter and the acquisition of Plaza in the first quarter which added $9.2 billion in servicing. The Corporation sold mortgage servicing of approximately $2.0 billion and $1.6 billion in the second quarter of 1995 and 1994, respectively, resulting in pre-tax gains of $22 million and $17 million, respectively. The Corporation's decision to sell any mortgage servicing rights depends on a variety of factors, including the available markets and current market prices for such servicing rights and the working capital requirements of the Corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

      Service charges, fees and commissions increased $13 million to $75 million for the second quarter of 1995 from $62 million for the second quarter of 1994. These improved results primarily reflect the implementation of various fee enhancement programs.

      Investment services revenue increased $3 million, or 7%, from the second quarter of 1994, due to the strengthening interest rate environment and improvement in the bond market which resulted in an increase in the overall value of assets managed. The investment services business had approximately $46 billion and $43 billion in assets under administration and management at June 30, 1995 and 1994, respectively.

      The $3 million increase in student loan servicing fees from 1994 to 1995 is attributable to additional accounts added under the federal government's direct student lending program. FDIC loan administration fees decreased $4 million from $11 million for the second quarter of 1994 to $7 million for the second quarter of 1995, as the pool of loans being administered for the FDIC is being resolved.

Trading Revenue
- ----------------------------------------------------------
                             Three months    Six months
                            ended June 30   ended June 30
- ----------------------------------------------------------
Dollars in millions           1995    1994    1995    1994
- ----------------------------------------------------------
Interest-rate contracts        $26    $  1     $32   $  (4)
Debt securities                  4       4       9       6
Foreign exchange                 2       3       5       5
- ----------------------------------------------------------
Total trading revenue          $32    $  8     $46    $  7
- ----------------------------------------------------------

      The $24 million increase in total trading revenue for the second quarter of 1995 over the same period of 1994 is primarily attributable to a $25 million increase in gains on interest-rate contracts. Trading income on interest-rate contracts consists of gains and losses recorded on interest-rate contracts used in managing prepayment risk for the mortgage servicing portfolio as well as net gains recorded on customer-oriented interest-rate contracts. The $25 million increase in interest-rate contracts revenue is primarily due to increases in the value of contracts used in managing the prepayment risk for the mortgage servicing portfolio.

      Other noninterest income increased $22 million from $23 million for the three months ended June 30, 1994 compared to $45 million for the same period of 1995, primarily due to $6.2 million of income from tax processing services, coupled with an $8.1 million increase in revenues related to gains on equity capital investments.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense
- ----------------------------------------------------------
                              Three months   Six months
                              ended June 30  ended June 30
- ----------------------------------------------------------
Dollars in millions             1995  1994   1995   1994
- ----------------------------------------------------------
Employee compensation and
    benefits                    $245  $240   $486   $498
Mortgage servicing rights
     amortization                 46    21     69     52
Occupancy                         38    42     77     86
Equipment                         37    33     72     67
Core deposit and goodwill
     amortization                 21    15     38     28
FDIC assessment                   18    17     36     36
Legal and other professional      18    17     31     36
Marketing                         15    14     30     27
Printing and mailing              11    10     22     22
Telephone                         11     9     22     19
Office supplies                    9     9     16     16
Travel and entertainment           8     7     14     13
Credit card                        6     4     11      8
OREO expense                       2     5      6     12
Other                             64    61    116    109
- ----------------------------------------------------------
Total operating noninterest
    expense                     $549  $504 $1,046 $1,029
- ----------------------------------------------------------
Restructuring charges              -     -      -     25
- ----------------------------------------------------------
Total noninterest expense       $549  $504 $1,046 $1,054
- ----------------------------------------------------------

      Noninterest expense for the second quarter of 1995 totaled $549 million compared to $504 million for the second quarter of 1994. The increase is primarily attributable to a $25 million increase in the amortization of mortgage servicing rights (MSRs) coupled with increases in several other expense categories, including amortization of intangibles, as a result of the completion of the acquisitions of NBB and Plaza in the first quarter of 1995 and the buyback of the FMG minority interest. Additionally, expenses included the costs of several new business initiatives, such as direct student loan originations, co-branded credit card marketing expenses and the high second quarter volume requirements of tax processing services. The Corporation's efficiency ratio improved to 63.1% for the second quarter of 1995 compared to 64.7% for the same period in 1994.

      Employee compensation and benefits increased $5 million, or 2%, primarily due to the previously mentioned acquisitions and new business initiatives including tax processing services which had high volume requirements during the second quarter.

      Mortgage servicing rights amortization increased $25 million to $46 million for the second quarter of 1995 compared to $21 million for the second quarter of 1994. As previously stated, the increase in amortization is directly related to the $30 billion increase in the servicing portfolio over June 30, 1994. In addition, the second quarter of 1995 includes the establishment of an $11.4 million impairment reserve.

      Core deposit and goodwill amortization expense increased $6 million on a year to year comparison over the second quarter of 1994 due to the completion of the NBB, Plaza and FMG transactions during the first quarter of 1995. OREO expense decreased $3 million from the second quarter of 1994 compared to the second quarter of 1995 reflecting a decrease in the level of OREO assets managed.

      The following table presents a summary of activity with respect to the Corporation's restructuring charges for the six month periods ended June 30, 1995 and 1994.

RESTRUCTURING ACCRUAL
- ----------------------------------------------------------
Six months ended June 30
Dollars in millions                         1995      1994
- ----------------------------------------------------------
Balance at beginning of year              $   58     $ 119
Provision charged against income               -        25
Cash outlays                                 (34)      (19)
Non-cash writedowns                            -       (36)
- ----------------------------------------------------------
Balance at end of period                  $   24     $  89
- ----------------------------------------------------------

      The cash outlays made during the first six months of 1995 relate primarily to severance costs. The Corporation's liquidity has not been affected by these cash outlays. During the first six months of 1995, $10.5 million of incremental costs has been incurred relating to the restructuring plan and has not been charged against the restructuring accrual. It is anticipated that approximately $10 million of additional incremental costs will be incurred in 1995. The Corporation expects that the remaining accrual balance of $24 million at June 30, 1995 will be sufficient to absorb the remaining restructuring related costs.

INCOME TAXES

      For the second quarter of 1995, the Corporation recognized income tax expense of $111 million, an effective tax rate of 39.2%. Tax expense for the same period of 1994 was $106 million, an effective tax rate of 41.4%.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

EARNINGS BY SUBSIDIARY
- -----------------------------------------------------------
                     Three months      Six months ended
                     ended June 30         June 30
- -----------------------------------------------------------
  Dollars in          1995      1994      1995       1994
  thousands
- -----------------------------------------------------------
  Banking Group
  New York          $31,481   $62,726  $ 74,613   $100,751
  Massachusetts      46,358    22,024    80,833     52,239
  Rhode Island       34,788    28,362    65,885     52,788
  Connecticut        23,591    20,645    46,664     39,132
  Maine               5,482     7,276    13,092     13,715
  New Hampshire       2,574     3,992     8,012      9,702
  Fleet
  Investment          3,260     2,696     6,994      8,606
     Group
- -----------------------------------------------------------
      Total
        Banking
        Group       147,534   147,721   296,093    276,933
- -----------------------------------------------------------
  Financial
  Services Group
  Fleet Mortgage     29,973     9,069    46,256     19,523
  Fleet Credit        7,814     5,718    13,183      9,779
  Fleet Finance      (1,607)   (3,052)   (4,436)    (3,196)
  Other Financial
     Services         7,571       376    15,542     10,526
- -----------------------------------------------------------
     Total Financial
       Services
         Group       43,751    12,111    70,545     36,632
- -----------------------------------------------------------
  Parent            (19,099)  (11,546)  (30,313)   (29,717)
- -----------------------------------------------------------
  Total            $172,186  $148,286  $336,325   $283,848
- -----------------------------------------------------------

      The Banking Group generated $148 million in earnings for the second quarter of 1995 and 1994. These results reflect a $9 million (after-tax) increase in provision for credit losses resulting from a $27 million increase in net charge-offs in the second quarter of 1995. This increase includes $7 million of net charge-offs taken as part of a small commercial real estate loan bulk sale. These results also reflect the completion of the acquisition of NBB in late January. The Banking Group benefited from an increase in fee-based revenues which was attributable to the implementation of various fee-producing programs initiated as part of Fleet's efficiency improvement programs, offset by a decrease in net interest income and security gains from the second quarter of 1994 to the second quarter of 1995. Security gains totalled $6.1 million in 1994 (after tax) compared to $2.2 million in 1995. This group's nonperforming assets increased $44 million, or 13%, from December 31, 1994, to $391 million due largely to the acquisition of NBB.

      The Financial Services Group's earnings increased $32 million from $12 million for the second quarter of 1994 to $44 million in the second quarter of 1995. Fleet Mortgage, the Corporation's mortgage banking subsidiary, contributed $30 million to Fleet's earnings for the quarter compared to earnings of $9 million in the second quarter of 1994. The improved results reflect both increased loan servicing and mortgage banking production revenue, reduced operating expenses, and a pretax gain of $26 million related to interest rate products used to hedge the value of mortgage servicing assets compared to a pretax gain on such products of $1 million in the prior year's quarter. Mortgage servicing rights amortization increased $25 million due to the increase in the size of the mortgage servicing portfolio and accelerated amortization of MSRs necessitated by an increase in mortgage prepayments during the quarter. Refer to the Noninterest Income section and the Noninterest Expense section for more information on mortgage banking revenue and MSRs, respectively.

      Fleet Credit reported net income of $8 million for the second quarter of 1995, a $2 million increase over the $6 million of net income reported in the second quarter of 1994, reflecting an increase in lease volume.

      Fleet Finance recognized a loss of $2 million for the second quarter of 1995 compared to a loss of $3 million in the second quarter of 1994. The decreased loss was primarily the result of a decrease in credit quality related expenses.

      Earnings at Fleet's other financial services companies, which include the Corporation's equity capital, student loan servicing, brokerage, and government securities businesses, increased $7 million.

      Fleet Private Equity had net income of $2 million for the second quarter of 1995, compared to a loss of $2 million for the second quarter of 1994. Results for the second quarter of 1995 included $6 million (pretax) of gains on equity capital investments compared to a loss of $2 million (pretax) for the same period in 1994.

      AFSA Data Corp., the Corporation's student loan servicing subsidiary, contributed earnings of $2 million for the second quarter of 1995 compared to $1 million for the same period in 1994. This increase reflects an increase in loans serviced related to AFSA being named the primary servicer of the federal government's direct student lending program late in 1994.

      Option One, which was acquired in connection with the acquisition of Plaza in the first quarter of 1995, earned $2 million in the second quarter of 1995.

     Fleet Brokerage Securities, the Corporation's brokerage subsidiary, and Fleet Securities, the Corporation's government securities subsidiary, each earned $1 million for the second quarter of 1995 and 1994.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

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

      Guidelines are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations, and technology expense. Additionally, equity, loan loss provision, and loan loss reserves are assigned on an economic basis. The Corporation has developed a risk-adjusted methodology that quantifies risk types as credit, operating, market, fiduciary, etc., within business units and assigns capital accordingly. Credit risk is quantified using a risk grading system, which is applied consistently across the company. Within each unit assets and liabilities are "match funded" utilizing similar maturity, liquidity, and repricing information. All businesses are evaluated on a fully taxed basis.

      Management reporting concepts are periodically refined and results may be restated from time to time to reflect methodological enhancements and/or management organization changes. Although valuable in managing the enterprise, no authoritative guidance exists for management accounting, therefore, reported results are not necessarily comparable with other companies' reported results.



               SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                   Investment
                                                                 Services/Asset
                     Commercial Banking    Consumer Banking         Collection        Financial                Total
                     2nd       2nd        2nd        2nd       2nd      2nd          2nd        2nd       2nd         2nd
                     Qtr       Qtr        Qtr        Qtr       Qtr      Qtr          Qtr        Qtr       Qtr         Qtr
                     1995      1994       1995       1994      1995     1994        1995       1994       1995        1994
- -----------------------------------------------------------------------------------------------------------------------------------
Operating results:
Dollars in thousands
Total revenues (a) $381,243    $283,460   $606,445   $463,000  $92,808   $78,070    $218,400   $269,591   $1,298,896   $1,094,121
Net income           52,166      43,979     92,117     62,200   19,149    12,116       8,754     29,991      172,186      148,286
ROE                   24.30 %     19.74 %    21.99 %    17.80 %  38.06 %   25.74 %      3.23 %    15.44 %      18.39 %      17.62 %
ROA                    1.31        1.25       2.03       1.58     5.06      3.11        0.27       0.69         1.41         1.22

Average balances:
Dollars in millions
Total assets       $15,922     $ 14,117   $ 18,212  $  15,750 $  1,516  $  1,564     $13,167   $ 17,386   $   48,817   $   48,817
Gross loans and
leases              14,070       12,794     13,049     11,380    1,072     1,186       1,469        882       29,660       26,242
Deposits             5,306        5,177     21,707     21,247    1,368     1,540       4,256      4,057       32,637       32,021
- -----------------------------------------------------------------------------------------------------------------------------------

(a)  Calculated on an FTE basis.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Commercial Banking

      Commercial banking, which provides a full range of financial services to corporate, commercial, governmental, real estate and leasing customers earned $52 million of net income during the second quarter of 1995. This represented a 19% improvement over the second quarter of 1994. In spite of rising interest rates, net revenue growth was achieved by loan growth of 10%, deposit growth of 2.5% and additional processing services provided to government clients. The business also benefited from higher transaction fees and repayments on acquired loans in excess of the balance to which such loans had been written-down upon acquisition. The commercial banking line of business generated an ROA of 1.31% and an ROE of 24.30% for the three months ended
June 30, 1995.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Consumer Banking

      Consumer banking, which includes retail and community banking, consumer financing and the Corporation's major processing businesses, mortgage banking and student loan servicing, achieved $92 million or 53% of consolidated net income for the three months ended June 30, 1995. This represents an increase of 48% from the three months ended June 30, 1994. This line of business had an ROA of 2.03% and an ROE of 21.99% for the period.

Consumer Banking - Net Income
- ---------------------------------------------------------
                                      2nd           2nd
                                    Quarter       Quarter
Dollars in thousands                  1995          1994
- ---------------------------------------------------------
Retail and Community Banking        $59,418       $55,388
Mortgage Banking                     30,677         9,037
Consumer Finance                        516        (3,052)
Student Loan Servicing                1,506           827
- ---------------------------------------------------------
Total Consumer Banking              $92,117       $62,200
- ---------------------------------------------------------

      The retail and community banking segment, which represents the largest portion of Fleet's consumer banking business, had net income of $59 million for the quarter ended June 30, 1995 compared to $55 million in the second quarter of 1994. This increase was primarily attributable to higher net interest revenue, mainly caused by growth in the loan portfolio. Credit card outstandings grew nearly 50% from the second quarter of 1994 while consumer mortgages, largely attributable to acquisition programs, increased at a similar rate. Small business lending also contributed significantly to loan growth driven primarily by the introduction of new loan products uniquely tailored to this customer segment.

      Fleet's mortgage banking operations contributed $31 million, or 33% of total consumer banking net income for the three months ended June 30, 1995, which is $22 million higher than the second quarter of 1994. These improved results reflect the $30 billion increase in the servicing portfolio, increased mortgage production income and gains in sales of servicing.

      The consumer finance business had income of $1 million for the three months ended June 30, 1995, compared to a loss of $(3) million for the three months ended June 30, 1994. These positive results reflect the first quarter acquisition of Option One which contributed $2 million during the second quarter of 1995.

Investment Services and Asset Collection

        This line of business, which includes Fleet's investment management, private banking, discount brokerage, equity capital, and asset collection businesses, produced $19 million, or 11% of consolidated net income for the second quarter of 1995, compared to $12 million for the second quarter of 1994. The second quarter of 1994 included a $3 million post-tax charge relating to the sale of certain short-to-intermediate-term instruments held in three proprietary money market funds, with the proceeds reinvested in instruments considered more appropriate for these types of funds. Excluding the $3 million charge, the $4 million earnings increase is principally attributable to improvements in the market value of investments in the Corporation's equity capital line of business, coupled with increased fee income from investment services due to the strengthening interest rate environment and improvement in the equity and bond markets, offset by a decrease in FDIC loan administration fees as the pool of loans being administered for the FDIC is being resolved. This line of business had an ROA of 5.06% and an ROE of 38.06% for the period.

      Fleet's investment management business consists of personal asset management, endowment and custody services, employee benefit management, and mutual funds. At June 30, 1995, the investment services business had approximately $46 billion in assets under administration and management.

Financial

      The financial line of business includes the results of the treasury and the securities portfolio and trading groups. The financial function also includes differences between legal and economic allocations of loan losses and equity to the individual lines of business.

      The financial line of business generated net income of $9 million, or 5% of consolidated net income for the three months ended June 30, 1995, compared to $30 million for the three months ended June 30, 1994. The $21 million decrease is primarily attributable to a reduction in securities gains coupled with a higher level of legal loan loss provision.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET ANALYSIS
Securities
                                                                     June 30, 1995       March 31, 1995           December 31, 1994
                                                                    -------------------  --------------           -----------------
                                                                    Amortized    Market     Amortized  Market     Amortized  Market
Dollars in millions                                                   Cost       Value      Cost       Value      Cost       Value
- -----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
    US Treasury and government agencies                               $ 4,753    $ 4,751    $ 3,224    $ 3,145    $ 2,577    $ 2,444
    Mortgage-backed securities                                          5,146      5,119      6,622      6,449      7,897      7,465
    Other debt securities                                                 339        338        408        407        180        179
- -----------------------------------------------------------------------------------------------------------------------------------
      Total debt securities                                            10,238     10,208     10,254     10,001     10,654     10,088
- -----------------------------------------------------------------------------------------------------------------------------------
   Marketable equity securities                                           181        270        186        231        187        165
   Other securities                                                       113        113        105        105        100        100
- -----------------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale                                $10,532    $10,591    $10,545    $10,337    $10,941    $10,353
- -----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
   State and municipal                                                $   686    $   691    $   902    $   905    $   843    $   842
   Other debt securities                                                   50         52         50         50         48         48
- -----------------------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity                                  $   736    $   743    $   952    $   955    $   891    $   890
- -----------------------------------------------------------------------------------------------------------------------------------
Total securities                                                      $11,268    $11,334    $11,497    $11,292    $11,832    $11,243
- -----------------------------------------------------------------------------------------------------------------------------------


      The amortized cost of securities available for sale remained relatively unchanged from March 31, 1995 to June 30, 1995. The Corporation sold approximately $2.5 billion of U.S. Treasury Notes and $1.5 billion of mortgage-backed securities during the second quarter of 1995 and reinvested such proceeds in shorter-term government agencies securities. The Corporation does not anticipate any significant negative impact to its net interest margin resulting from these transactions. The valuation reserve on securities available for sale improved significantly to an unrealized appreciation level of $59 million at June 30, 1995 from an unrealized depreciation level of $(208) million at March 31, 1995, due to significant improvements in the bond markets during the second quarter of 1995.

LOANS AND LEASES
- ----------------------------------------------------------------
                           June 30,  March 31, December 31,
Dollars in millions             1995      1995         1994
- ----------------------------------------------------------------
Commercial and industrial    $11,868   $11,465      $11,102
Consumer                       7,996     7,992        7,882
Commercial real estate:
   Construction                  559       562          509
   Interim/permanent           3,678     3,905        3,830
Residential real estate        4,429     4,167        2,937
Lease financing                1,423     1,249        1,288
Other                            154       158          161
- ----------------------------------------------------------------
Total loans and leases       $30,107   $29,498      $27,709
- ----------------------------------------------------------------

      Total loans and leases increased $600 million from $29.5 billion at March 31, 1995 to $30.1 billion at June 30, 1995, representing an annualized increase of 8.3%, due to continued steady growth in commercial loans and residential real estate.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


      Commercial and industrial (C&I) loans increased $403 million, or 14% on an annualized basis, due primarily to new loan originations experienced across all banking franchises.

CONSUMER LOANS
- ---------------------------------------------------------
Dollars in            June 30,   March 31,  December 31,
millions                  1995       1995         1994
- ---------------------------------------------------------
Home equity            $ 4,411     $ 4,463       $ 4,474
Credit card              1,600       1,515         1,473
Student loans            1,143       1,160         1,089
Installment                761         763           757
Other                       81          91            89
- ---------------------------------------------------------
Total                  $ 7,996     $ 7,992       $ 7,882
- ---------------------------------------------------------

      Consumer loans of $7,996 million at June 30, 1995 remained relatively unchanged compared to the $7,992 at March 31, 1995.

      Credit card loans increased $85 million from March 31, 1995, to June 30, 1995 due to new originations and several special promotions including a credit card with no annual fee which benefits the Special Olympics based upon Fleet contributing a specified percentage of credit card purchases. Fleet also added Gulf Oil to its family of co-branded credit cards during the quarter.

      Commercial real estate (CRE) loans decreased $230 million from March 31, 1995 to June 30, 1995 primarily due to large paydowns during the quarter and lease financing increased $174 million from March 31, 1995 to June 30, 1995 as a result of new lease originations.

      Outstanding residential real estate loans secured by one-to four-family residences were $4.4 billion at June 30, 1995, compared to $4.2 billion at March 31, 1995. The $200 million increase was due to $343 million of residential real estate loan purchases offset by principal paydowns occurring in the normal course of business.


NONPERFORMING ASSETS(a)
- -----------------------------------------------------------
Dollars in millions           C & I   CRE   Consumer  Total
- -----------------------------------------------------------
Nonperforming loans and
   leases:
   Current or less than 90
       days past due          $  47  $  25    $    8  $  80
   Noncurrent                    98    111       201    410
OREO                              8     39        41     88
- -----------------------------------------------------------
Total NPAs
    June 30, 1995              $153   $175      $250   $578
- -----------------------------------------------------------
Total NPAs
    March 31, 1995             $149   $201      $228   $578
- -----------------------------------------------------------
Total NPAs
    December 31, 1994          $134   $173      $211   $518
- -----------------------------------------------------------
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($135 million, $114 million and $96 million at June 30, 1995, March 31, 1995 and December 31, 1994, respectively), or assets subject to federal financial assistance ($47 million, $55 million and $59 million at June 30, 1995, March 31, 1995 and December 31, 1994, respectively).

      Nonperforming assets (NPAs) remained consistent over the period from March 31, 1995 to June 30, 1995. During the quarter, $18 million of nonperforming loans were sold as part of a small commercial real estate loan bulk sale which resulted in an additional $7 million of charge-offs. NPAs at June 30, 1995, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.92% and 1.13%, respectively, compared to 1.95% and 1.21%, respectively, at March 31, 1995.

      Effective January 1, 1995, the Corporation adopted FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No.
118. Under this standard, a loan is impaired when it is probable that the Corporation will not collect all amounts due according to the contractual terms of the loan agreement. Certain loans are exempt from the provisions of Statement No. 114 including large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans. At June 30, 1995, the Corporation had approximately $281 million of impaired loans, substantially all of which were on nonaccrual status, and a related impairment reserve of $42 million.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

ACTIVITY IN NONPERFORMING ASSETS
- --------------------------------------------------------
                                2nd        1st       2nd
                            Quarter    Quarter   Quarter
Dollars in millions            1995       1995     1995
- --------------------------------------------------------
Balance at beginning of       $ 578      $ 518     $ 613
period
Additions                       177        139        97
Acquisitions                      -         32         -
Reductions:
   Payments/interest
     applied                    (97)       (56)      (65)
   Returned to accrual          (16)        (9)       (9)
   Charge-offs/writedowns       (40)       (29)      (34)
   Sales/other                  (24)       (17)      (38)
- --------------------------------------------------------
         Total reductions      (177)      (111)     (146)
- --------------------------------------------------------
Balance at end of period      $ 578      $ 578     $ 564
- --------------------------------------------------------


RESERVE FOR CREDIT LOSS ACTIVITY
- --------------------------------------------------------
                                 Six months ended June 30
Dollars in millions                   1995         1994
- --------------------------------------------------------
Balance at beginning of year        $  953       $1,000
Provision charged to income             48           34
Loans and leases charged off          (116)        (100)
Recoveries of loans and leases
   charged off                          35           47
Acquisition/other                       31           (4)
- --------------------------------------------------------
Balance at end of period            $  951       $  977
- --------------------------------------------------------
Ratio of net charge-offs to
 average loans and leases              .62 %        .32 %

Ratio of reserve for credit
 losses to period-end loans and
 leases                               3.16 %       3.64 %

- --------------------------------------------------------
Ratio of reserve for credit
  losses to period-end
  nonperforming loans and leases       194 %        218 %
- --------------------------------------------------------

      Fleet's reserve for credit losses decreased $26 million from June 30, 1994 to $951 million at June 30, 1995. The June 30, 1995 reserve for credit losses includes $31 million of reserves acquired in connection with acquisitions completed during the first quarter of 1995. The first six months of 1995 provision for credit losses was $48 million, $14 million higher than the prior year's first six months. Net charge-offs increased to $81 million for the first six months of 1995 from $53 million for the same period in 1994 due to a $12 million decrease in recoveries and a $16 million increase in charge-offs of which $7 million was related to the aforementioned bulk sale of small commercial real estate loans. Slight deterioration of Fleet's credit quality ratios was noted when comparing the first six months of 1995 results to the same period of 1994 as nonperforming asset levels have increased over that period.

FUNDING SOURCES
- ------------------------------------------------------------
                            June 30,   March 31, December 31,
Dollars in millions           1995       1995        1994
- ------------------------------------------------------------
Deposits:
   Demand                      $ 6,355   $ 6,056   $ 6,890
   Regular savings, NOW,
      money market              14,735    14,969    15,220
   Time:
       Domestic                  9,532     9,845     8,279
       Foreign                   2,408     1,964     4,417
      Total deposits            33,030    32,834    34,806
Borrowed funds:
   Federal funds purchased       3,109     1,650     1,410
   Securities sold under
      agreements to
      repurchase                 1,476     1,266     1,436
   Commercial paper              1,663     1,215       835
   Other                         2,927     2,028     2,270
- ------------------------------------------------------------
      Total borrowed funds       9,175     6,159     5,951
- ------------------------------------------------------------
Notes and debentures             3,805     3,623     3,457
- ------------------------------------------------------------
Total                          $46,010   $42,616   $44,214
- ------------------------------------------------------------

      Total deposits remained relatively consistent from March 31, 1995 to June 30, 1995. Demand deposits increased $299 million from March 31, 1995 to June 30, 1995 which was fully offset by a $313 million decrease in domestic time deposits primarily due to a more competitive environment for time deposits.

      Total borrowed funds increased $3.0 billion at June 30, 1995 from March 31, 1995 primarily to fund growth in the Corporation's loan and lease portfolio and to fund growth in the Corporation's mortgage banking activities. The balance of notes and debentures increased $182 million primarily due to the issuance of $250 million of senior notes in May.


ASSET AND LIABILITY MANAGEMENT

      The asset/liability management process at Fleet ensures that the risk to earnings fluctuations from changes in interest rates is prudently managed.

      The following table represents the Corporation's interest-rate gap position on June 30, 1995. Interest-rate gap analysis provides a static analysis of the repricing characteristics of the entire balance sheet. Therefore, the table represents a one-day position which is continually changing and not necessarily indicative of the Corporation's position at any other time. In addition to interest-rate gap analysis, the Corporation also analyzes interest rate sensitivity through sophisticated asset/liability simulation models.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


Interest-Rate Gap Analysis
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Cumulatively Repriced Within
- -----------------------------------------------------------------------------------------------------------------------------------
June 30, 1995
Dollars in millions                                         3 months           4 to 12
by repricing date                                            or less            months     1 to 5 years    After 5 years   Total
                                                            ----------         ---------    -------------  --------------- --------
Total Assets                                                  $ 25,453        $ 11,361       $  8,038       $  6,465        $ 51,317
Total Liabilities                                               21,856           8,782         11,340          9,339          51,317
Net Off Balance Sheet                                           (3,384)            425          3,589           (630)           --
- -----------------------------------------------------------------------------------------------------------------------------------

Periodic Gap                                                       213           3,004            287         (3,504)           --
Cumulative Gap                                                     213           3,217          3,504              0            --
Cumulative Gap as a percent of Total Assets                        0.4 %           6.3 %          6.8 %
Cumulative Gap as a percent of
    Total Assets at 12/31/94                                     (12.4 %)         (3.9 %)        15.4 %
- -----------------------------------------------------------------------------------------------------------------------------------

      At June 30, 1995, the Corporation was 6.3% asset sensitive at the one-year cumulative gap interval compared to 3.9% liability sensitive at December 31, 1994. This change is primarily attributable to a reduction in the average maturity of the securities portfolio from 3.0 years at December 31, 1994 to 1.6 years at June 30, 1995.

      The off-balance sheet position is primarily comprised of interest-rate swaps. Fleet uses interest-rate swaps to manage interest-rate risk and to establish the proper interest-rate risk profile within clearly defined parameters on the basis of the current interest-rate environment.
Also, because interest-rate swaps are used to alter the repricing characteristics of certain assets and liabilities, the interest-rate sensitivity of specific portfolios is analyzed, as well as the impact of interest-rate swaps on the entire balance sheet.

      On a consolidated basis, Fleet Financial Group had $7.6 billion (notional amount) of interest-rate risk management swaps with external counterparties at June 30, 1995.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


INTEREST-RATE RISK-MANAGEMENT ANALYSIS
- -----------------------------------------------------------------------------------------------------------------------------
                                                                       Assets/      Weighted Average         Weighted Average
June 30, 1995                                            Notional      Liabilities     Maturity      Fair             Rate
Dollars in millions                                         Value      Hedged          (years)      Value     Receive     Pay
- -----------------------------------------------------------------------------------------------------------------------------
Interest-rate risk management swaps:
Receive fixed/pay variable                                 $1,980       Variable rate
                                                            1,420       loans
                                                              491       Fixed rate
                                                      -----------       deposits
                                                                        Long-term debt
                                                            3,891                            1.9     $ 32    6.48%      6.10%
- -----------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                                    100       Long-term debt       1.1       (2)   6.26%      7.94%
- -----------------------------------------------------------------------------------------------------------------------------
Basis swaps (a)                                                35       Deposits
                                                            2,197       Securities
                                                     ------------
                                                            2,232                            2.8       (8)   6.93%      6.92%
- -----------------------------------------------------------------------------------------------------------------------------
Index amortizing swaps receive fixed/pay variable           1,379       Variable rate loans  1.5       (9)   5.46%      5.66%
- -----------------------------------------------------------------------------------------------------------------------------
Total                                                      $7,602                            2.1     $ 13
- -----------------------------------------------------------------------------------------------------------------------------

      (a) Basis swaps are interest-rate swaps in which both amounts paid and received are based on floating rates. At June 30, 1995, $1,449 million of basis swaps have an average rate-receive of 6.93% and an average rate-pay of 6.92%. The remaining $783 million of basis swaps have forward starts in September, 1995.

      The basis swaps were executed to synthetically alter the interest-rate characteristics of the GNMA ARMs to more closely match the interest-rate characteristics of certain liabilities. In these swaps Fleet pays a floating rate based on the one-year Treasury rate, mirroring coupon payments received on the GNMA ARMs, and receives a floating rate based on one-year London Interbank Offered Rate (LIBOR). These swaps were structured to match the repricing characteristics of the GNMA ARMs.

      Index-amortizing swaps are intended to mitigate the repricing sensitivity of floating-rate assets and consequently are designated to prime-based loans. Under the terms of the index-amortizing swaps, Fleet receives a fixed rate and pays a floating rate based on the six-month LIBOR. Each index-amortizing swap had an original minimum maturity of two years, a maximum maturity of three years, and an amortization schedule based on six-month LIBOR. At the end of the two-year minimum period, and at six-month intervals through the maximum maturity, six-month LIBOR is reviewed against a specified range, which for Fleet is 4.46% to 6.46%. If six-month LIBOR is below this range each of the swaps would completely amortize (i.e., the swaps would mature); if six-month LIBOR is above this range, none of the swaps would amortize; and if six-month LIBOR is within this range, a portion of the notional amount would amortize. At June 30, 1995, six-month LIBOR was 6.0%. In June, the two-year minimum period was reached for some of the swaps, which partially amortized.

      The interest-rate risk management swap activity for the three months ended June 30, 1995 is summarized in the following table (all amounts are notional amounts):

INTEREST-RATE RISK-MANAGEMENT SWAP ACTIVITY
- ---------------------------------------------------------
                   Receive  Pay             Index
Dollars in         Fixed   Fixed   Basis  Amortizing Total
millions
- ---------------------------------------------------------
Balance at
March 31,1995      $2,888  $100    $2,332   $1,520   $6,840
   Additions        1,663     -        -      -      1,663
   Maturities        (660)    -        -      (141)   (801)
   Terminations         -     -      (100)    -       (100)
- ---------------------------------------------------------
Balance at
June 30, 1995      $3,891  $100    $2,232   $1,379   $7,602
- ---------------------------------------------------------


      During the second quarter of 1995, the Corporation added $1,663 million of receive-fixed swaps to hedge prime rate loans and fixed-rate CDs. During the second quarter of 1995, Fleet terminated $100 million of its basis swaps that had been executed to synthetically alter the interest-rate characteristics of the GNMA ARMs to more closely match the interest-rate characteristics of certain liabilities. These swaps were terminated in connection with the sale of the underlying assets (i.e., GNMA ARMs). At June 30, 1995, Fleet had deferred gains relating to the termination of interest rate swaps of $51 million (which will be amortized over a remaining life of approximately 44 months) and deferred losses of $27 million (which will be amortized over a remaining life of approximately 13 months). The amortization of deferred gains and losses on terminated swaps is recognized as an

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

adjustment to the yield on the assets or liabilities to which the swaps were designated.

      The maturities of the interest-rate management swaps are shown in the following table.

MATURITIES OF THE INTEREST-RATE RISK MANAGEMENT SWAPS
- -----------------------------------------------------------------------------
June 30, 1995  Within   1 to 2   2 to 3   3 to 4    4 to 5   After 5
Dollars in       1      Years    Years    Years     Years    Years      Total
millions        Year
- -----------------------------------------------------------------------------
Notional
amounts:

Receive-fixed  $1,092   $1,549    $845    $  50     $320     $  35     $3,891
Pay-fixed           -      100       -        -        -         -        100
Basis               -        -   1,414      818        -         -      2,232
Index-
  amortizing(a)   459      720       -        -      200         -      1,379
- -----------------------------------------------------------------------------
Total          $1,551   $2,369  $2,259     $868     $520     $  35     $7,602
- -----------------------------------------------------------------------------
(a) The maturities of the index-amortizing swaps reflect the full extension

LIQUIDITY

      The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, excluding Fleet Mortgage, funds from the parent for liquidity. During the first six months of 1995, the parent received $256 million in interest and dividends from subsidiaries and paid $224 million in interest and dividends to third parties. Dividends paid by the Corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings.

      As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $2.7 billion during the six month period ended June 30, 1995. This decrease was primarily due to $1.9 billion of net cash used by investing activities and $689 million of net cash used by financing activities. Net cash used by financing activities was primarily due to the net decrease in deposits resulting from the liquidation of interest-bearing deposits acquired in late 1994 to take advantage of year end arbitrage opportunities, the proceeds from which were used to reduce foreign time deposits, and the repayments of maturing long-term debt, offset by the issuance of additional long-term debt primarily for the acquisition of NBB and Plaza. Net cash used by investing activities was primarily due to an increase in loans and leases, purchases of acquired servicing rights and loans from third parties, as well as cash paid for acquisitions, which more than offset the net proceeds from maturities and sales of securities.

      FMG has a separate funding program that includes two revolving-warehouse credit agreements which totaled $2.20 billion at December 31, 1994. On April 3, 1995, FMG renegotiated these agreements and incorporated the terms of these two facilities into one credit facility with $1.8 billion of total available funds at June 30, 1995. FMG has $375 million outstanding under these credit agreements at June 30, 1995, compared to $500 million at December 31, 1994. FMG also sells commercial paper to fund short-term needs. During the quarter, FMG filed a shelf registration providing for the issuance of up to an aggregate of $500 million of debt securities and warrants to purchase debt securities and issued $200 million of 6.50% notes due June 15, 2000. During July, FMG issued $100 million of medium-term notes with maturities of 3 and 7 years, which reduces the amount of funds available under the shelf registration to $200 million.

      At June 30, 1995 and December 31, 1994, the Corporation had commercial paper outstanding of $1.7 billion and $835 million, respectively. The Corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. Total amount of funds available under these agreements was $1.0 billion at June 30, 1995. Fleet had no outstanding balance under the line of credit.

      Fleet has a universal shelf registration that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $760 million at June 30, 1995. In January 1995, the Corporation issued $119 million of its senior medium-term notes, all of which are due in 1996. In May 1995, the Corporation issued $250 million of 7 1/8% senior notes due May 1, 2000.

         PART 1. ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

CAPITAL
- --------------------------------------------------------
                       June 30,   March 31,  December 31,
                           1995       1995        1994
- --------------------------------------------------------

Risk-adjusted assets     $38,701    $36,644     $35,498
Tier 1 risk-based
capital
    (4% minimum)            9.37 %     9.46  %    10.08 %
Total risk-based
capital (8% minimum)       13.31      13.57       14.21
Leverage ratio              7.54       7.51        7.77
Common equity-to-assets     7.48       7.41        6.16
Total equity-to-assets      8.21       8.20        6.93
Tangible total
equity-to -assets           4.75       4.77        4.65
Capital in excess of
    minimum
    requirements:
    Tier 1 risk-based   $  2,078   $  2,001     $ 2,160
    Total risk-based       2,053      2,040       2,203
    Leverage               1,701      1,621       1,737
- --------------------------------------------------------

      At June 30, 1995, the Corporation exceeded all regulatory required minimum capital ratios. The Corporation's risk-based regulatory ratios remained consistent with March 31, 1995. Increases in risk-adjusted assets from March 31, 1995 primarily reflects growth in the Corporation's loan and lease portfolios.

 PART II. ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Corporation held its Annual Meeting of Stockholders on June 21, 1995.

(b)   Not applicable

(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

      Four matters were voted on at the Annual Meeting:

      1. Election of Directors

      All five nominees for election as directors for three-year terms were elected. There were no abstentions or broker non-votes for any of the nominees.

                Name of Director                   For             Against
                 ----------------                   ---            -------
                 Bradford R. Boss                   105,701,035    4,829,655
                 James F. Hardymon                  109,410,754    1,119,936
                 Arthur C. Milot                    109,444,614    1,086,076
                 John A. Reeves                     109,416,474    1,114,216
                 John R. Riedman                    109,381,973    1,148,717

      2. Approve and Adopt the Agreement and Plan of Merger, dated February 20,
        ----------------------------------------------------------------------
         1995, between Fleet and Shawmut National Corporation
        -----------------------------------------------------

      The second proposal voted on by stockholders of the Corporation, to approve and adopt the Agreement and Plan of Merger, dated February 20, 1995, between Fleet and Shawmut National Corporation was approved with 95,621,941 votes cast for, 2,197,081 votes cast against, 2,813,514 abstentions and 9,898,154 broker non-votes.

      3. Approve the Amendment and Restatement of the Restated Articles of
         -----------------------------------------------------------------
         Incorporation
         -------------

      The third proposal voted on by stockholders of the Corporation, to approve the Amendment and Restatement of the Restated Articles of Incorporation was approved with 102,261,052 votes cast for, 5,029,673 votes cast against, 3,191,338 abstentions and 48,627 broker non-votes.

      4. Ratification of Selection of Independent Auditors
         -------------------------------------------------

      The proposal to appoint KPMG Peat Marwick LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1995 was approved with 107,418,047 votes cast for, 540,620 votes cast against, 2,572,023 abstentions and no broker non-votes.

(d)   Not applicable

PART II. ITEM 6.

(a)   Exhibit Index
                                                                        Page of
      Exhibit                                                             this
       Number                                                            Report
       ------
          4            Instruments defining the right of security holders,
                  including debentures                                      *

         11            Statement re-computation of per share earnings      28

         12            Statement re-computation of ratios                  30

         27            Financial data schedule                             31

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

      (b) Four Form 8-Ks were filed during the period from April 1, 1995 to the date of the filing of this report. - Current Report on Form 8-K dated April 13, 1995 (filing the Unaudited Pro Forma Condensed Combined Financial Statements and notes thereto in connection with the merger of Fleet and Shawmut National Corp. ("Shawmut") and the consolidated balance sheets of Shawmut at December 31, 1994 and 1993 and the related consolidated statements of income, of changes in stockholders' equity and of cash flows for each of the three years in the period ending December 31, 1994).

      - Current Report on Form 8-K dated May 11, 1995 (reporting the issuance of $250 million of its 7.125% notes due 2000).

      - Current Report on Form 8-K dated May 17, 1995 (filing the Unaudited Pro Forma Condensed Combined Financial Statements and notes thereto in connection with the merger of Fleet and Shawmut National Corp. at March 31, 1995).

      - Current Report on Form 8-K dated June 21, 1995 (reporting Fleet Financial Group Stockholders approval of the merger with Shawmut National Corporation).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          Fleet Financial Group, Inc.
                          ---------------------------
                                  (Registrant)




                             /s/ Eugene M. McQuade
                            -----------------------
                               Eugene M. McQuade
                            Executive Vice President
                            Chief Financial Officer





                            /s/ Robert C. Lamb, Jr.
                            ----------------------
                              Robert C. Lamb, Jr.
                            Chief Accounting Officer
                                   Controller














DATE: