Form 10-Q
period 1995-09-30
FLEET FINANCIAL GROUP INC
filed 1995-11-13
CIK 50341

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period _________ to __________

                          Commission File Number 1-6366


                           FLEET FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             RHODE ISLAND 05-0341324
 -------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation or organization) (IRS Employer
                              Identification No.)

                                50 KENNEDY PLAZA
                         PROVIDENCE, RHODE ISLAND 02903
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


                               YES   X    NO
                                   -----     -----

The number of shares of common stock of the Registrant outstanding as of October 31, 1995 was 140,151,659.

                           FLEET FINANCIAL GROUP, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1995
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
                                                                            ----
PART I. ITEM 1. FINANCIAL INFORMATION
      Consolidated Statements of Income
        Three and Nine Months Ended September 30, 1995 and 1994               3

      Consolidated Balance Sheets
         September 30, 1995 and December 31, 1994                             5

      Consolidated Statements of Changes in Stockholders' Equity
         Nine Months Ended September 30, 1995 and 1994                        6

      Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1995 and 1994                        7

      Condensed Notes to Consolidated Financial Statements                    8

PART I. ITEM 2.
       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

PART II. ITEM 6.                                                             24

SIGNATURES                                                                   25

EXHIBITS                                                                     26

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------
For the three months ended September 30
Dollars in millions, except per share amounts                                1995                 1994
-------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                        $758                 $603
Interest on taxable securities                                                177                  238
Interest on tax-exempt securities                                               8                    9
-------------------------------------------------------------------------------------------------------
      Total interest income                                                   943                  850
-------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                   264                  208
   Short-term borrowings                                                      106                   89
   Long-term debt                                                              71                   59
-------------------------------------------------------------------------------------------------------
      Total interest expense                                                  441                  356
-------------------------------------------------------------------------------------------------------
Net interest income                                                           502                  494
-------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    27                   11
-------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                         475                  483
-------------------------------------------------------------------------------------------------------
Noninterest income:
   Mortgage banking                                                           135                   93
   Service charges, fees, and commissions                                      72                   63
   Investment services revenue                                                 47                   44
   Student loan servicing fees                                                 17                   15
   Securities available for sale gains                                          7                    1
   Trading revenue                                                              6                    6
   Other                                                                       57                   58
-------------------------------------------------------------------------------------------------------
      Total noninterest income                                                341                  280
-------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                         242                  229
   Occupancy                                                                   38                   44
   Equipment                                                                   36                   32
   Mortgage servicing rights amortization                                      30                   17
   Core deposit and goodwill amortization                                      21                   14
   Legal and other professional                                                21                   21
   Marketing                                                                   21                   17
   FDIC assessment                                                              2                   17
   Restructuring charge                                                       ---                    7
   Other                                                                      113                   96
-------------------------------------------------------------------------------------------------------
      Total noninterest expense                                               524                  494
-------------------------------------------------------------------------------------------------------
Income before income taxes                                                    292                  269
Applicable income taxes                                                       115                  102
-------------------------------------------------------------------------------------------------------
Net income before minority interest                                           177                  167
Minority interest                                                             ---                    3
-------------------------------------------------------------------------------------------------------
Net income                                                                   $177                 $164
-------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                       $175                 $161
-------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding:             161,914,503          160,208,842
Fully diluted earnings per share:                                           $1.08                $1.01
Dividends declared                                                           0.40                 0.35
-------------------------------------------------------------------------------------------------------

         See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------
For the nine months ended September 30
Dollars in millions, except per share amounts                                1995                 1994
-------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                      $2,179               $1,741
Interest on taxable securities                                                530                  683
Interest on tax-exempt securities                                              28                   24
-------------------------------------------------------------------------------------------------------
      Total interest income                                                 2,737                2,448
-------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                   771                  544
   Short-term borrowings                                                      272                  234
   Long-term debt                                                             208                  170
-------------------------------------------------------------------------------------------------------
      Total interest expense                                                1,251                  948
-------------------------------------------------------------------------------------------------------
Net interest income                                                         1,486                1,500
-------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    75                   45
-------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                       1,411                1,455
-------------------------------------------------------------------------------------------------------
Noninterest income:
   Mortgage banking                                                           366                  278
   Service charges, fees, and commissions                                     221                  185
   Investment services revenue                                                139                  131
   Trading revenue                                                             53                   14
   Student loan servicing fees                                                 47                   39
   Securities available for sale gains                                         10                   21
   Other                                                                      174                  177
-------------------------------------------------------------------------------------------------------
      Total noninterest income                                              1,010                  845
-------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                         728                  727
   Occupancy                                                                  115                  129
   Equipment                                                                  109                  100
   Mortgage servicing rights amortization                                      99                   69
   Core deposit and goodwill amortization                                      59                   42
   Legal and other professional                                                53                   57
   Marketing                                                                   51                   44
   FDIC assessment                                                             38                   53
   Restructuring charges                                                      ---                   32
   Other                                                                      317                  295
-------------------------------------------------------------------------------------------------------
      Total noninterest expense                                             1,569                1,548
-------------------------------------------------------------------------------------------------------
Income before income taxes                                                    852                  752
Applicable income taxes                                                       338                  296
-------------------------------------------------------------------------------------------------------
Net income before minority interest                                           514                  456
Minority interest                                                             ---                    8
-------------------------------------------------------------------------------------------------------
Net income                                                                 $  514               $  448
-------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                     $  506               $  435
-------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding:             161,158,687          161,163,382
Fully diluted earnings per share:                                           $3.14                $2.70
Dividends declared                                                           1.20                 1.00
-------------------------------------------------------------------------------------------------------

          See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                September 30,             December 31,
Dollars in millions, except share amounts                                                1995                     1994
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                   $  2,215                 $  5,208
Federal funds sold and securities purchased under agreements to resell                    265                      649
Securities available for sale                                                          10,900                   10,353
Securities held to maturity (market value: $706 and $890)                                 699                      891
Loans and leases                                                                       30,801                   27,709
Reserve for credit losses                                                                (937)                    (953)
-------------------------------------------------------------------------------------------------------------------------
         Net loans and leases                                                          29,864                   26,756
-------------------------------------------------------------------------------------------------------------------------
Mortgages held for resale                                                               2,110                      489
Mortgage servicing rights                                                               1,250                      827
Premises and equipment                                                                    684                      656
Intangible assets                                                                         637                      339
Accrued interest receivable                                                               344                      342
Other assets                                                                            1,893                    2,247
-------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                 $50,861                  $48,757
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Demand                                                                             $ 6,398                  $ 6,890
   Regular savings, NOW, money market                                                  14,594                   15,220
   Time                                                                                11,444                   12,696
-------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                32,436                   34,806
-------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to                         4,107                    2,846
repurchase
Other short-term borrowings                                                             5,072                    3,105
Accrued expenses and other liabilities                                                  1,118                    1,163
Long-term debt                                                                          3,767                    3,457
-------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                             46,500                   45,377
-------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                           379                      379
Common stock (shares issued: 141,947,169 in 1995 and 141,574,162  in
  1994; shares outstanding:  141,527,125 in 1995 and 135,024,262 in 1994)                 142                      142
Common surplus                                                                          1,538                    1,547
Retained earnings                                                                       2,252                    1,936
Net unrealized gain (loss) on securities                                                   66                     (374)
Less: Treasury stock, at cost, 420,044 shares in 1995 and
  6,549,900 shares in 1994                                                                (16)                    (250)
-------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                     4,361                    3,380
-------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $50,861                  $48,757
-------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Net
                                                                    Common                        Unrealized
  Nine months ended September 30                       Preferred     Stock    Common   Retained   Gain(Loss)    Treasury
  Dollars in millions, except share amounts              Stock      $1 Par   Surplus   Earnings       on         Stock     Total
                                                                                                  Securities
  -------------------------------------------------------------------------------------------------------------------------------

1994
Balance at December 31, 1993                                 $501     $137     $1,492    $1,509          $---       $---   $3,639
Net unrealized gain on securities available for sale
  at January 1, 1994                                                                                      224                 224
Net income                                                                                  448                               448
Cash dividends declared on common stock ($1.00 per share)                                  (138)                             (138)
Cash dividends declared on preferred stock                                                  (13)                              (13)
Redemption of preferred stock                                (122)                                                           (122)
Common stock issued in connection with employee
  benefit and stock option plans                                         1         12        (1)                               12
Adjustment of valuation reserve for securities
  available for sale                                                                                     (475)               (475)
Treasury stock purchases                                                                                            (196)    (196)
Other-net                                                                3         39        25                                67
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                                $379     $141     $1,543    $1,830         $(251)     $(196)  $3,446
------------------------------------------------------------------------------------------------------------------------------------

1995
Balance at December 31, 1994                                 $379     $142     $1,547    $1,936         $(374)     $(250)  $3,380
Net income                                                                                  514                               514
Cash dividends declared on common  stock ($1.20 per share)                                 (169)                             (169)
Cash dividends declared on preferred stock                                                   (8)                               (8)
Common stock issued in connection with
     employee benefit and stock option plans                                        8                                 15       23
Treasury stock issued in connection with
      the acquisition of NBB                                                      (17)      (21)                     234      196
Adjustment of valuation reserve for securities
  available for sale                                                                                      440                 440
Treasury stock purchases                                                                                             (15)     (15)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                                $379     $142     $1,538    $2,252           $66       $(16)  $4,361
------------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
Nine months ended September 30
Dollars in millions                                                            1995               1994
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  514             $  448
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment                       78                 81
   Amortization of servicing rights and other intangible assets                 158                111
   Provision for credit losses                                                   75                 45
   Deferred income tax expense                                                   79                 29
   Other gains on sales of assets                                               (68)               (27)
Originations and purchases of mortgages held for resale                      (7,853)            (9,312)
Proceeds from sales of mortgages held for resale                              6,324             11,354
Net decrease in trading account assets                                           50                 23
(Increase) decrease in accrued receivables, net                                  26                (52)
Decrease in accrued liabilities, net                                            (61)              (176)
Other, net                                                                       39                 99
---------------------------------------------------------------------------------------------------------
   Net cash flow provided (used) by operating activities                       (639)             2,623
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                  (12,418)           (20,023)
Proceeds from maturities of securities available for sale                     6,951                463
Proceeds from sales of securities available for sale                          6,625             20,302
Purchases of securities held to maturity                                       (492)              (762)
Proceeds from maturities of securities held to maturity                         683                617
Loans made to customers, nonbanking subsidiaries                               (882)              (934)
Principal collected on loans made to customers, nonbanking
 subsidiaries                                                                   632                779
Net cash and cash equivalents paid for businesses acquired                     (218)               ---
Loans purchased from third parties                                             (396)               (13)
Proceeds from sales of loans                                                    103                 61
Net increase in loans and leases, banking subsidiaries                       (1,439)              (752)
Proceeds from sales of OREO                                                      56                 68
Proceeds from sale of subsidiary                                                ---                 76
Acquisition of minority interest in subsidiary                                 (158)               ---
Purchases of premises and equipment                                             (84)              (137)
Purchases of acquired servicing rights                                         (309)              (316)
---------------------------------------------------------------------------------------------------------
   Net cash flow used by investing activities                                (1,346)              (571)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                          (4,670)             1,902
Net increase (decrease) in short-term borrowings                              3,159             (3,226)
Proceeds from issuance of long-term debt                                      1,223                230
Repayments of long-term debt                                                   (913)              (360)
Redemption of preferred stock                                                   ---               (122)
Repurchase of common stock                                                      (15)              (196)
Cash dividends paid                                                            (176)              (144)
---------------------------------------------------------------------------------------------------------
   Net cash flow used by financing activities                                (1,392)            (1,916)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (3,377)               136
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                          5,857              2,213
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                               $2,480             $2,349
---------------------------------------------------------------------------------------------------------

         See accompanying Condensed Notes to Consolidated Financial Statements

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet, FFG or the Corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the Corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 1995 may not be indicative of operating results for the year ending December 31, 1995. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS
      On February 20, 1995, Fleet and Shawmut National Corporation ("Shawmut") entered into a definitive merger agreement providing for the merger of Shawmut with and into Fleet. The combined institution will have in excess of $80 billion in assets, $50 billion in deposits, and will be headquartered in Boston, Massachusetts. The merger agreement provides that each share of Shawmut common stock, other than shares held in Shawmut's treasury or directly or indirectly by Fleet or its subsidiaries or by Shawmut or its subsidiaries (except for in both cases shares held in a fiduciary capacity or in respect of debts previously contracted), will be exchanged for 0.8922 shares of Fleet common stock on a tax-free basis. It is anticipated that the transaction will be accounted for as a pooling of interests. As a result of the merger, cost savings of approximately $400 million are expected to be realized primarily through: reductions in staff; elimination, consolidation or divestiture of certain branches; and the consolidation of certain offices, data processing and other redundant back office operations and staff functions. The extent to which cost savings will be achieved is dependent upon various factors beyond the control of Fleet and Shawmut, including the regulatory environment, economic conditions, unanticipated changes in business conditions and inflation. Therefore, no assurances can be given with respect to the ultimate level of cost savings to be realized, or that such savings will be realized in the time-frame currently anticipated. Fleet and Shawmut expect to incur one-time merger expenses and restructuring charges aggregating approximately $400 million in connection with the merger. The merger is expected to be completed in the fourth quarter of 1995 and is subject to certain conditions, including the approval of federal and state bank regulators. The shareholders of both companies have approved the merger.

      In connection with the Shawmut merger, Fleet and Shawmut have signed definitive agreements to divest 64 branches to comply with anti-trust concerns. The sale will consist of approximately $2.6 billion in deposits and $1.9 billion in loans, including $1.1 billion in residential mortgages.

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

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

      The information below presents, on a pro forma basis, certain historical financial information for the Corporation, adjusted for each of the NBB, Plaza and FMG transactions as if such transactions had been consummated on January 1, 1995 and 1994, respectively.

PRO FORMA RESULTS
-----------------------------------------------------------
Nine months ended September 30
(Dollars in millions except per share data)    1995   1994
-----------------------------------------------------------
PRO FORMA -FLEET, NBB, PLAZA AND FMG
Interest income                              $2,749 $2,561
Interest expense                              1,258  1,011
-----------------------------------------------------------
Net interest income                           1,491  1,550
Provision for credit losses                      75     48
Noninterest income                            1,012    873
Noninterest expense                           1,594  1,691
-----------------------------------------------------------
Income before income taxes                      834    684
Income taxes                                    331    275
-----------------------------------------------------------
Net income                                      503    409
Dividends on preferred stock                      8     13
-----------------------------------------------------------
Net income available to common stockholders  $  495 $  396
-----------------------------------------------------------
Net income per common share                  $ 3.07 $ 2.45
-----------------------------------------------------------
CORPORATION AS REPORTED
Net income                                   $  514 $  448
Net income applicable to common stockholders    506    435
Net income per common share                    3.14   2.70
-----------------------------------------------------------

      The pro forma results reflect the sale of NBB's entire securities portfolio of approximately $1 billion as if such sales had occurred at the beginning of each such period, elimination of any corresponding interest income recognized on these securities, and the use of the proceeds from the sale of these securities to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.44% and 4.62% for 1995 and 1994, respectively. Similarly, the pro forma results reflect the sale of $157 million, $230 million and $18 million of Plaza's mortgage-backed securities, adjustable-rate loans, and deposits, respectively, as if such sales had occurred at the beginning of each such period, the elimination of any corresponding interest income or expense recognized, and the use of the net proceeds from these sales to reduce short-term borrowings and related interest expense using a cost of funds rate of 5.98% and 4.05% for 1995 and 1994, respectively. Pro forma results reflect the amortization of adjustments recorded to reflect the fair value of the net assets acquired as of the date of acquisition as if the adjustments were recorded at the beginning of the period. Additional funding costs for the purchase prices of the acquisitions of NBB, Plaza and the 19% publicly-held shares of FMG have also been reflected in the pro forma results.

NOTE 3. LONG TERM DEBT
      During the first nine months of 1995, the Corporation issued $269 million of its senior medium-term notes, all of which are due in 1996, $250 million of 7 1/8% senior notes due May 1, 2000 and $50 million of 6.09% senior notes due June 9, 2000. Subsequent to September 30, 1995, the Corporation issued $250 million of 6.00% senior notes due October 26, 1998 and $165 million of senior medium term notes with $150 million of floating rate notes maturing in 1998 and $15 million of 6.84% notes maturing in 2005. The Corporation intends to use the proceeds of these issuances for general corporate purposes.

 NOTE 4. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

CASH-FLOW DISCLOSURE
-------------------------------------------------------------
Nine months ended September 30
Dollars in millions                          1995     1994
-------------------------------------------------------------
Supplemental disclosure for cash paid during
   the period for:
      Interest expense                      $1,262      $940
      Income taxes, net of refunds             159       167

Supplemental disclosure of noncash
  investing and financing activities:
      Transfer of loans to foreclosed
        property and repossessed equipment      56        54
      Adjustment to unrealized gain (loss) on
          securities available for sale        701      (395)

Assets acquired and liabilities assumed in business
   combinations were as follows:
      Assets acquired, net of cash and
        cash equivalents paid                2,914       ---
      Net cash and cash equivalents paid
        for businesses acquired               (218)      ---
      Liabilities assumed                    2,500       ---
      Treasury stock issued in connection
        with businesses acquired               196       ---
-------------------------------------------------------------

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
  ------------------------------------------------------------
  Dollars in millions,     Three months       Nine months
  except per share data ended September 30 ended September 30
  ------------------------------------------------------------

                          1995      1994      1995     1994
   -----------------------------------------------------------
   EARNINGS
   Net income             $177      $164      $514     $448
   -----------------------------------------------------------
   PER COMMON SHARE
   Fully diluted
    earnings             $1.08     $1.01     $3.14    $2.70
   Cash dividends
    declared               .40       .35      1.20     1.00
   Book value            28.13     22.50     28.13    22.50
   -----------------------------------------------------------
   OPERATING  RATIOS
   Return on average
       assets             1.41 %    1.30 %    1.42 %   1.22 %
   Return on  common
       equity            17.91     20.08     18.69    17.87
   Efficiency ratio      61.50     63.00     62.20    64.10
   Equity to assets
       (period-end)       8.57      7.33      8.57     7.33
   -----------------------------------------------------------
   AT SEPTEMBER 30
   Total assets         $50,861   $46,988  $50,861   $46,988
   Stockholders' equity  4,361     3,446     4,361    3,446
   Nonperforming assets    579       526       579      526
   -----------------------------------------------------------

      Fleet reported net income of $177 million, or $1.08 per fully diluted share, for the quarter ended September 30, 1995, compared to $164 million, or $1.01 per fully diluted share, in the third quarter of 1994. Net income for the first nine months of 1995 was $514 million, or $3.14 per share, compared with $448 million, or $2.70 per share in the first nine months of 1994. Return on average assets (ROA) and return on equity (ROE) were 1.41% and 17.91% for the third quarter of 1995, respectively, and 1.30% and 20.08% for the third quarter of 1994, respectively. These results reflect an improved net interest margin, an increase in mortgage banking revenue, continued expense control, and steady loan growth, as well as increased revenues from the NBB, Plaza and FMG acquisitions consummated in the first quarter of 1995, partially offset by an increase in mortgage servicing rights amortization and provision for credit losses.


INCOME STATEMENT ANALYSIS

NET INTEREST INCOME
  ------------------------------------------------------------
  Dollars in millions         Three months     Nine months
  FTE basis                      ended            ended
                              September 30     September 30
  -----------------------------------------------------------
                                1995    1994    1995    1994
  -----------------------------------------------------------
  Interest income               $943    $850  $2,737  $2,448
  Tax-equivalent adjustment        8      11      28      29
  Interest expense               441     356   1,251     948
  -----------------------------------------------------------
  Net interest income           $510    $505  $1,514  $1,529
  -----------------------------------------------------------

      Net interest income on a fully taxable equivalent basis totaled $510 million for the three month period ended September 30, 1995 compared to $505 million for the same period of 1994. The $5 million increase was principally caused by an 18 basis point increase in the net interest margin principally due to an improvement in the mix of earnings assets as lower yielding securities have been replaced with higher yielding loans and leases.

NET INTEREST MARGIN AND INTEREST-RATE SPREAD
--------------------------------------------------------------------------------
                        Three months ended September 30,
                            1995                     1994
--------------------------------------------------------------------------------
Taxable equivalent      Average                Average
rates                   Balance     Rate       Balance     Rate
Dollars in millions
--------------------------------------------------------------------
Money market
    instruments         $    764    6.25%      $     116   4.73%
Securities                11,208    6.35          17,425   5.81
Loans and leases          29,969    9.59          26,725   8.76
Mortgages held for
 resale                    1,907    7.77             775   7.43
Other                         83    ---              113   ---
--------------------------------------------------------------------
Total interest-earning
     assets               43,931    8.61          45,154   7.57
--------------------------------------------------------------------
Deposits                  26,109    4.02          26,560   3.10
Short-term borrowings      8,125    5.17           8,530   4.13
Long-term debt             3,765    7.47           3,359   7.03
--------------------------------------------------------------------
Interest-bearing          37,999    4.61          38,449   3.67
--------------------------------------------------------------------
Interest-rate spread                4.00                   3.90
Interest-free sources
    of funds               5,932                   6,705
--------------------------------------------------------------------
Total sources of funds   $43,931    3.98         $45,154   3.13
====================================================================
Net interest margin                 4.63%                  4.45%
====================================================================

      The net interest margin for the third quarter of 1995 increased 18 basis points to 4.63% from the third quarter of 1994, primarily due to a reduction in the securities portfolio as a result of actions taken during the last half of 1994 and an increase in higher yielding average loans outstanding, due to both acquisitions and growth. These actions, coupled with numerous increases in the Corporation's prime lending rate over the past year resulted in an increase in the yield on interest earning assets from 7.57% in the third quarter of 1994 to 8.61% in the third quarter of 1995. Offsetting these increases was the overall increase in the cost of funds resulting from customers moving into higher yielding time deposits and the increased usage of wholesale deposits to fund asset growth coupled with the impact of the numerous increases in short-term borrowing rates by the Federal Reserve throughout 1994 and again in the first quarter of 1995.

SECURITIES PORTFOLIO
--------------------------------------------------------------
                                     September 30,   June 30,
Dollars in millions                           1995       1995
--------------------------------------------------------------
Carrying value                             $11,599    $11,327
Average maturity(a)                      1.1 years  1.6 years
Yield(b)                                     6.21%      6.36%
--------------------------------------------------------------
(a)Average maturity relates to debt securities only and is calculated using repricing dates rather than contract maturities.
(b) Relates to debt securities only.

      The three-month average balance of securities decreased from $17.4 billion as of September 30, 1994 to $11.2 billion as of September 30, 1995. This $6.2 billion decrease reflects the Corporation's repositioning program undertaken during 1994.

      Average loans and leases for the three-month period ended September 30, 1995 increased $3.2 billion to $30.0 billion due primarily to the acquisition of NBB which added approximately $1.3 billion in loans to Fleet's balance sheet, as well as steady loan growth during the period. The substantial increase in the yield on loans and leases from 8.76% for the third quarter of 1994 to 9.59% for the third quarter of 1995 reflects the increase in Fleet's prime lending rate to 8.75% during the period.

      Average mortgages held for resale increased $1.1 billion to $1.9 billion as of September 30, 1995 from $.8 billion as of September 30, 1994 due to increased loan production.

      Average deposits decreased $451 million to $26.1 billion as of September 30, 1995 due to a $.7 billion increase in time deposits offset by a $1.2 billion decrease in savings deposits. The net interest rate paid on average deposits rose to 4.02% for the third quarter of 1995 compared to 3.10% for the same period of 1994. The increase reflects several factors including a more competitive environment for customer deposits and a shift in mix of deposits as customers have migrated to higher yielding time deposits.

      The $405 million decrease in average short-term borrowings corresponds in part to the decrease in average securities, offset by an increase in mortgages held for resale.

      Average long-term debt increased $406 million due to the funding of acquisitions and loan growth. In addition, the interest rate paid on long-term debt increased 44 basis points as maturing lower-rate long-term debt was replaced by new issuances of higher rate debt.

      The contribution to the net interest margin of interest free sources during the third quarter of 1995 was 63 basis points compared to 55 basis points for the third quarter of 1994. Although the balance of interest-free sources of funds decreased from $6.7 billion to $5.9 billion during the period, the increase from 55 basis points to 63 basis points is the result of the increase in cost of funds as interest-free sources of funds become more valuable during periods of rising interest rates.

NONINTEREST INCOME
-----------------------------------------------------------
                              Three months   Nine months
Dollars in millions              ended          ended
                              September 30   September 30
-----------------------------------------------------------
                               1995    1994   1995    1994
-----------------------------------------------------------
Mortgage banking revenue       $135    $ 93 $  366    $278
Service charges, fees
    and commissions              72      63    221     185
Investment services revenue      47      44    139     131
Trading revenue                   6       6     53      14
Student loan servicing fees      17      15     47      39
FDIC loan administration
fees                              5      18     16      42
Brokerage fees and
commissions                       5       3     14      12
Insurance                         4       4     11      12
Securities available for
     sale gains                   7       1     10      21
Other noninterest income         43      33    133     111
-----------------------------------------------------------
Total noninterest income       $341    $280 $1,010    $845
-----------------------------------------------------------

      Noninterest income totaled $341 million for the third quarter of 1995 compared to $280 million for the same period in 1994, an increase of 22%, and $1,010 million for the first nine months of 1995 compared to $845 million for the first nine months of 1994. The increase was due primarily to increases in mortgage banking revenues, service charges, fees and commissions, and trading revenues.

MORTGAGE BANKING REVENUE
===============================================================
                                   Three months   Nine months
                                      ended          ended
                                   September 30  September 30
Dollars in millions                 1995    1994  1995    1994
---------------------------------------------------------------
Net loan servicing revenue          $ 90     $73  $250    $201
Mortgage production revenue           27       1    52      28
Gains on sales of mortgage
servicing                             18      19    64      49
===============================================================
Total mortgage banking revenue      $135     $93  $366    $278
===============================================================

      Mortgage banking revenue of $135 million in the third quarter of 1995 increased $42 million over the $93 million recorded in the same period of 1994. This increase reflected a $26 million increase in mortgage production revenue coupled with a 23% increase in loan servicing revenue from $73 million in the third quarter of 1994 to $90 million in the third quarter of 1995. Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, has been positively impacted by a more favorable interest-rate environment in the third quarter of 1995.

      Mortgage production revenue of $27 million for the third quarter of 1995 includes $14 million of income from the ongoing application of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS 122 requires that an entity recognize, as separate assets, rights to service mortgage loans for others irrespective of how those servicing rights are acquired by allocating the total cost of the loans between the loan and the servicing rights thereto based on their relative fair values. The Corporation adopted this statement as of April 1, 1995, with application to transactions in which the Corporation acquires mortgage servicing rights through either purchase or origination of mortgage loans and sells those loans with servicing rights retained, and to impairment evaluations of all capitalized mortgage servicing rights. The incremental impact of capitalizing originated mortgage servicing rights in accordance with SFAS 122 resulted in an increase of $23 million in mortgage production revenues for the nine months ended September 30, 1995.

      Loan servicing revenue represents fees received for servicing residential mortgage loans. The 23% increase in loan servicing revenue is attributable to the $20 billion increase in the Corporation's servicing portfolio from $83 billion at September 30, 1994 to $103 billion at September 30, 1995. The increase in the servicing portfolio is attributable primarily to several acquisitions of servicing, including the acquisition of Plaza in the first quarter which added $9.2 billion in servicing, and the purchase of $14 billion of loan servicing from Household Financial Corporation in the second quarter. The Corporation sold mortgage servicing rights of approximately $2.5 billion and $1.7 billion in the third quarter of 1995 and 1994, respectively, resulting in pre-tax gains of $18 million and $19 million, respectively. The Corporation's decision to sell mortgage servicing rights depends on a variety of factors, including the available markets and current market prices for such servicing rights and the working capital requirements of the Corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

      Service charges, fees and commissions increased $9 million to $72 million for the third quarter of 1995 from $63 million for the third quarter of 1994. These improved results primarily reflect the implementation of various fee enhancement programs.

      Investment services revenue increased $3 million, or 7%, from the third quarter of 1994, due to the strengthening interest rate environment and improvement in the bond market which resulted in an increase in the overall value of assets managed. The investment services business had approximately $47.5 billion and $44.5 billion in assets under administration and management at September 30, 1995 and 1994, respectively.

      The $2 million increase in student loan servicing fees from 1994 to 1995 is attributable to additional accounts added under the federal government's direct student lending program. FDIC loan administration fees decreased $13 million from $18 million for the third quarter of 1994 to $5 million for the third quarter of 1995, as the pool of loans being administered for the FDIC is being resolved. The Corporation's agreement to administer these FDIC loans expires on December 31, 1995.

TRADING REVENUE
=============================================================
                             Three months    Nine months
                                ended           ended
                             September 30   September 30
-------------------------------------------------------------
Dollars in millions           1995    1994    1995    1994
-------------------------------------------------------------
Interest-rate contracts       $---      $1     $31     $(2)
Debt securities                  3       3      12       9
Foreign exchange                 3       2      10       7
=============================================================
Total trading revenue           $6      $6     $53     $14
=============================================================

      Trading revenue of $6 million was flat with the corresponding third quarter of 1994; however, the $39 million increase in total trading revenue for the nine months ended September 30, 1995 over the same period of 1994 is primarily attributable to a $33 million increase in gains on interest-rate contracts. Trading income on interest-rate contracts consists of gains and losses recorded on interest-rate contracts used in managing prepayment risk for the mortgage servicing portfolio as well as net gains recorded on customer-oriented interest-rate contracts. During the third quarter of 1995, the Corporation recognized a net loss of $4 million relating to interest-rate conracts used to mitigate the risk related to adverse changes in interest rates and the potential resultant impairment to mortgage servicing rights affected by prepayments. No gains or losses were recognized in the third quarter of 1994. Additionally, the Corporation has recognized net gains of $26 million for the nine months ended September 30, 1995 compared to net losses of $6 million for the nine months ended September 30, 1994 on these instruments. The increase in interest-rate contracts revenue is primarily due to increases in the value of contracts used in managing the prepayment risk of the mortgage servicing portfolio.

      Other noninterest income increased $10 million from $33 million for the three months ended September 30, 1994 compared to $43 million for the same period of 1995, primarily due to a $6.1 million increase in gains on equity capital investments produced by the Corporation's venture capital subsidiary, Fleet Private Equity. During the third quarter of 1995, Fleet Private Equity recognized gains of $10.1 million compared to $3.9 million in the third quarter of 1994.

NONINTEREST EXPENSE
=========================================================
                                Three months  Nine months
                                   ended        ended
                                September 30 September 30
---------------------------------------------------------
Dollars in millions             1995  1994   1995   1994
---------------------------------------------------------
Employee compensation and
    benefits                    $242  $229 $  728 $  727
Occupancy                         38    44    115    129
Equipment                         36    32    109    100
Mortgage servicing rights
     amortization                 30    17     99     69
Core deposit and goodwill
     amortization                 21    14     59     42
Legal and other professional      21    21     53     57
Marketing                         21    17     51     44
FDIC assessment                    2    17     38     53
Printing and mailing              11    10     33     32
Telephone                         11     9     33     28
Office supplies                    8     7     25     22
Travel and entertainment           7     7     21     20
Credit card                        6    12     17     31
OREO expense                       4    10      9     22
Other                             66    41    179    140
---------------------------------------------------------
Total operating noninterest
    expense                      524   487  1,569  1,516
---------------------------------------------------------
Restructuring charges            ---     7    ---     32
---------------------------------------------------------
=========================================================
Total noninterest expense       $524  $494 $1,569 $1,548
=========================================================

      Noninterest expense for the third quarter of 1995 totaled $524 million compared to $494 million for the third quarter of 1994. The increase is primarily attributable to a $13 million increase in the amortization of mortgage servicing rights (MSRs) coupled with increases in several other expense categories, including amortization of intangibles and employee compensation and benefits, as a result of the completion of the acquisitions of NBB and Plaza in the first quarter of 1995 and the buyback of the FMG minority interest. Additionally, expenses included the costs of several new business initiatives, such as direct student loan originations, co-branded credit card marketing expenses and the high volume requirements of tax processing services under contract with the State of New York. The Corporation's efficiency ratio improved to 61.5% for the third quarter of 1995 compared to 63.0% for the same period in 1994.

      Employee compensation and benefits increased $13 million, or 6%, primarily due to the previously mentioned acquisitions and new business initiatives.

      Mortgage servicing rights amortization increased $13 million to $30 million for the third quarter of 1995 compared to $17 million for the third quarter of 1994. As previously stated, the increase in amortization is directly related to the $20 billion increase in the servicing portfolio over September 30, 1994.

      Core deposit and goodwill amortization expense increased $7 million on a year to year comparison over the third quarter of 1994 due to the completion of the NBB, Plaza and FMG transactions during the first quarter of 1995. OREO expense decreased $6 million from the third quarter of 1994 compared to the third quarter of 1995 reflecting a decrease in the level of OREO assets managed.

      FDIC assessment charges decreased $15 million from $17 million for the third quarter of 1994 to $2 million for the third quarter of 1995. The decrease is attributable to the FDIC reducing the deposit premium from twenty-three cents to four cents per $100 of domestic deposits. The refund was retroactive to June 1, 1995 and the Corporation expects to benefit from the lower rate on an ongoing basis.

RESTRUCTURING CHARGES
-------------------------------------------------------------
Nine months ended September 30
Dollars in millions                         1995      1994
-------------------------------------------------------------
Balance at beginning of year                 $58      $119
Provision charged against income             ---        32
Cash outlays                                 (38)      (39)
Non-cash writedowns                          ---       (36)
=============================================================
Balance at end of period                     $20      $ 76
=============================================================

      The above table presents a summary of activity with respect to the Corporation's restructuring charges for the nine month periods ended September 30, 1995 and 1994. The cash outlays made during the first nine months of 1995 relate primarily to severance costs. The Corporation's liquidity has not been significantly affected by these cash outlays. During the first nine months of 1995, $13.3 million of incremental costs has been incurred relating to the restructuring plan and has not been charged against the restructuring accrual. It is anticipated that approximately $5 million of additional incremental implementation costs will be incurred in 1995. The Corporation expects that the remaining estimated accrual of $20 million at September 30, 1995 will be sufficient to absorb the remaining restructuring related costs.

INCOME TAXES.
      For the third quarter of 1995, the Corporation recognized income tax expense of $115 million, an effective tax rate of 39.4%. Tax expense for the same period of 1994 was $102 million, an effective tax rate of 38.0%.

EARNINGS BY SUBSIDIARY
  -----------------------------------------------------
                     Three months      Nine months
                        ended             ended
                     September 30      September 30
  -----------------------------------------------------
  Dollars in          1995      1994    1995    1994
  millions
  -----------------------------------------------------
  BANKING GROUP
  New York            $ 39     $ 48     $119    $147
  Massachusetts         36       42      110      94
  Rhode Island          39       37      105     103
  Connecticut           19       22       65      56
  Maine                 12        8       28      23
  New Hampshire          6        5       16      15
  -----------------------------------------------------
       Total Banking
        Group          151      162      443     438
  -----------------------------------------------------
  FINANCIAL
  SERVICES GROUP
  Fleet Mortgage        26       16       72      33
  Fleet Credit           7        5       20      15
  Fleet Finance        ---       (8)      (4)    (11)
  Other Financial
     Services           10        5       26      14
  -----------------------------------------------------
     Total Financial
      Services          43       18      114      51
  Group
  -----------------------------------------------------
  PARENT               (17)     (16)     (43)    (41)
  -----------------------------------------------------
  TOTAL               $177     $164     $514    $448
  -----------------------------------------------------

      The Banking Group generated $151 million and $162 million in earnings for the third quarter of 1995 and 1994, respectively. These results reflect a $15 million (after-tax) increase in provision for credit losses resulting from a $20 million increase in net charge-offs from $9 million in the third quarter of 1994 to $29 million in the third quarter of 1995. These results also reflect the completion of the acquisition of NBB in late January. The Banking Group benefited from an increase in fee-based revenues which was attributable to the implementation of various fee-producing programs and a reduction of FDIC assessment fees as the assessment has been reduced from twenty-three cents to four cents per $100 of domestic deposits retroactive to June 1, 1995, offset by a decrease in FDIC loan administration fees due to reduced collections as the portfolio generating administration fees continues to run-off. This group's nonperforming assets increased $29 million from December 31, 1994, to $403 million due in part to the acquisition of NBB.

      The Financial Services Group's earnings increased $25 million from $18 million for the third quarter of 1994 to $43 million in the third quarter of 1995. Fleet

Mortgage, the Corporation's mortgage banking subsidiary, contributed
$26 million to Fleet's earnings for the quarter compared to earnings of $16 million in the third quarter of 1994. The improved results reflect both increased loan servicing revenue, mortgage banking production revenue and reduced operating expenses. Mortgage servicing rights amortization increased $13 million due to the increase in the size of the mortgage servicing portfolio. Refer to the Noninterest Income section and the Noninterest Expense section for more information on mortgage banking revenue and MSRs, respectively.

      Fleet Credit reported net income of $7 million for the third quarter of 1995, a $2 million increase over the $5 million of net income reported in the third quarter of 1994, reflecting an increase in lease volume.

      Fleet Finance's earnings were minimal for the third quarter of 1995 compared to a loss of $8 million in the third quarter of 1994. The decreased loss was primarily the result of a decrease in credit quality related expenses.

      Earnings at Fleet's other financial services companies, which include the Corporation's equity capital, student loan servicing, brokerage, and government securities businesses, increased $5 million for the third quarter of 1995 over the third quarter of 1994.

      Fleet Private Equity had net income of $6 million for the third quarter of 1995, compared to $2 million for the third quarter of 1994. Results for the third quarter of 1995 included $10 million (pretax) of gains on equity capital investments compared to $4 million (pretax) for the same period in 1994. Fleet Private Equity's investments are adjusted to their fair value in accordance with generally accepted accounting principles for investment companies; accordingly, these values may fluctuate given changes in economic and market conditions.

      AFSA Data Corp., the Corporation's student loan servicing subsidiary, contributed earnings of $2 million for the third quarter of 1995 compared to $1 million for the same period in 1994. This increase reflects an increase in loans serviced as AFSA was named the primary servicer of the federal government's direct student lending program late in 1994.

      Option One, which was acquired in connection with the acquisition of Plaza in the first quarter of 1995, earned $1 million in the third quarter of 1995.

      Fleet Brokerage Securities, the Corporation's brokerage subsidiary, and Fleet Securities, the Corporation's government securities subsidiary, each earned $1 million for the third quarter of 1995 and 1994.

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

      Guidelines are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations, and technology expense. Additionally, equity, loan loss provision, and loan loss reserves are assigned on a risk-adjusted basis. The Corporation has developed a risk-adjusted methodology that quantifies risk types, such as, credit, operating, market, and fiduciary, within business units and assigns capital accordingly. Credit risk is quantified using a risk grading system, which is applied consistently across the company. Within each unit assets and liabilities are "match funded" utilizing similar maturity, liquidity, and repricing information. All businesses are evaluated on a fully taxed basis.

      Management reporting concepts are periodically refined and results may be restated from time to time to reflect methodological enhancements and/or management organization changes. Although valuable in managing the enterprise, no authoritative guidance exists for management accounting. Therefore, reported results are not necessarily comparable with other companies' reported results.


               SELECTED FINANCIAL HIGHLIGHTS BY LINE OF BUSINESS
   -----------------------------------------------------------------------------------------------------------------------------
                                                                   Investment
                                                                   Services/Asset
                        Commercial Banking   Consumer Banking         Collection        Financial                Total
   ---------------------------------------  -------------------   ---------------- --------------------  -----------------------
                        3rd      3rd       3rd        3rd       3rd      3rd          3rd        3rd       3rd         3rd
                        Qtr      Qtr       Qtr        Qtr       Qtr      Qtr          Qtr        Qtr       Qtr         Qtr
                        1995     1994      1995       1994      1995     1994        1995       1994       1995        1994
   -------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Dollars in thousands
   Total revenues     $375,723   $301,572  $611,921   $484,837   $91,745   $92,556    $212,551   $261,664  $1,291,940   $1,140,629
(a)
   Net income           52,445    40,982     91,187     64,459    22,548    25,230      11,180     33,222     177,360      163,893
   ROE                   23.77     17.48      19.07      17.71     56.14     52.69        4.13      17.98       17.91        20.08
   ROA                    1.31      1.13       1.84       1.62      6.80      6.46        0.34       0.73        1.41         1.30

AVERAGE BALANCES:
Dollars in millions
    Total assets       $15,840   $14,440    $19,670    $15,803    $1,315    $1,548     $12,935    $18,272    $ 49,760     $ 50,063
    Gross loans and
     leases             14,238    13,080     13,448     11,906       950     1,164       1,333        575      29,969       26,725

    Deposits             5,135     4,924     22,287     21,269     1,417     1,495       3,819      5,570      32,658       33,258
----------------------------------------------------------------------------------------------------------------------------------

(a)  Calculated on an FTE basis.

COMMERCIAL BANKING

      Commercial banking, which provides a full range of financial services to corporate, commercial, governmental, real estate and leasing customers earned $52 million of net income during the third quarter of 1995. This represented a 28% improvement over the third quarter of 1994. Net revenue growth was achieved by loan growth of 9%, deposit growth of 4% and additional processing services provided to government clients. The business also benefited from nonrecurring transaction fees and repayments on acquired loans in excess of the balance to which such loans had been written-down upon acquisition. The commercial banking line of business generated an ROA of 1.31% and an ROE of 23.77% for the three months ended September 30, 1995.

CONSUMER BANKING

      Consumer banking, which includes retail and community banking, consumer financing and the Corporation's major processing businesses, mortgage banking and student loan servicing, achieved $91 million, or 51% of consolidated net income, for the three months ended September 30, 1995. This represents an increase of 41% from the three months ended September 30, 1994. This line of business had an ROA of 1.84% and an ROE of 19.07% for the period.


CONSUMER BANKING - NET INCOME
-----------------------------------------------------------
                                        3rd           3rd
                                    Quarter       Quarter
Dollars in thousands                   1995          1994
-----------------------------------------------------------
Retail and Community Banking        $60,881       $58,215
Mortgage Banking                     27,523        12,988
Consumer Finance                      1,197       (8,039)
Student Loan Servicing                1,586         1,295
-----------------------------------------------------------
Total Consumer Banking              $91,187       $64,459
-----------------------------------------------------------

      The retail and community banking segment, which represents the largest portion of Fleet's consumer banking business, had net income of $61 million for the quarter ended September 30, 1995 compared to $58 million in the third quarter of 1994. This increase was primarily attributable to higher net interest revenue, mainly caused by growth in the loan portfolio. Credit card outstandings grew nearly 28% from the third quarter of 1994, while consumer mortgages, also increased significantly, largely attributable to recent acquisitions. Small business lending increased outstanding loans by 11% primarily because of the introduction of new loan products uniquely tailored to this customer segment. Core deposit runoff has stabilized at a lower rate and balances have increased $1.1 billion mainly through acquisitions.

      Fleet's mortgage banking operations contributed $28 million, or 30% of total consumer banking net income, for the three months ended September 30, 1995, which is $15 million higher than the third quarter of 1994. These improved results reflect the $20 billion increase in the servicing portfolio and increased mortgage production income.

      The consumer finance business had income of $1 million for the three months ended September 30, 1995, compared to a loss of $(8) million for the three months ended September 30, 1994. These positive results reflect the first quarter acquisition of Option One which contributed $1 million during the third quarter of 1995.

INVESTMENT SERVICES AND ASSET COLLECTION

        This line of business, which includes Fleet's investment management, private banking, discount brokerage, equity capital, and asset collection businesses, produced $23 million, or 13% of consolidated net income, for the third quarter of 1995, compared to $25 million for the third quarter of 1994. The $2 million earnings decline is attributable to the decrease in FDIC loan administration fees in the Asset Collection business as the pool of loans being administered for the FDIC is being resolved. As an offset to the decrease in this business, Investment Services and Fleet Equity Partners demonstrated strong gains over the third quarter of 1994. This growth is attributable to increased revenues, resulting from strong gains in the equity and fixed income markets. Additionally, market values increased in the Corporation's equity investment unit. The overall line of business had an ROA of 6.80% and an ROE of 56.14%.

INVESTMENT SERVICES AND ASSET COLLECTION-NET INCOME
------------------------------- ------------ ------------
                                        3rd          3rd
                                    Quarter      Quarter
Dollars in thousands                   1995         1994
------------------------------- ------------ ------------
Investment  Services                $13,930      $11,737
Fleet Equity Partners                 5,938        2,109
Asset Collection                      2,680       11,384
------------------------------- ------------ ------------
Total Investment Services and
    Asset Collection                $22,548      $25,230
------------------------------- ------------ ------------

      Fleet's investment management business consists of personal asset management, endowment and custody services, employee benefit management, and mutual funds. At September 30, 1995, the investment services business had approximately $47.5 billion in assets under administration and management.

FINANCIAL

      The financial line of business includes the results of the treasury and the securities portfolio and trading groups. The financial function also includes differences between legal and economic allocations of loan loss provision, loss reserves, equity, and funds transfer pricing.

      The financial line of business generated net income of $11 million, or 6% of consolidated net income, for the three months ended September 30, 1995, compared to $33 million for the three months ended September 30, 1994. The $22 million decrease is primarily attributable to a higher level of legal loan loss provision compared to the economic, or sustainable, provision charged to the Corporation's businesses.

BALANCE SHEET ANALYSIS
SECURITIES

--------------------------------------------------------------------------------------------------------------------------
                                               September 30, 1995           June 30, 1995           December 31, 1994
                                               ------------------           -------------           -----------------
Dollars in millions                            Amortized       Market    Amortized       Market    Amortized       Market
                                                  Cost         Value       Cost          Value        Cost         Value
--------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
    US Treasury and government agencies         $ 5,387       $ 5,386     $  4,753     $  4,751     $  2,577     $  2,444
    Mortgage-backed securities                    4,761         4,757        5,146        5,119        7,897        7,465
    Other debt securities                           308           306          339          338          180          179
--------------------------------------------------------------------------------------------------------------------------
      Total debt securities                      10,456        10,449       10,238       10,208       10,654       10,088
--------------------------------------------------------------------------------------------------------------------------
   Marketable equity securities                     251           371          181          270          187          165
   Other securities                                  80            80          113          113          100          100
--------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale          $10,787       $10,900      $10,532      $10,591      $10,941      $10,353
--------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
   State and municipal                        $     651      $    658    $     686    $     691    $     843    $     842
   Other debt securities                             48            48           50           52           48           48
--------------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity          $     699      $    706    $     736    $     743    $     891    $     890
--------------------------------------------------------------------------------------------------------------------------
Total securities                                $11,486       $11,606      $11,268      $11,334      $11,832      $11,243
--------------------------------------------------------------------------------------------------------------------------

      The amortized cost of securities available for sale remained relatively unchanged from June 30, 1995 to September 30, 1995. During the second quarter of 1995 the Corporation sold approximately $2.5 billion of U.S. Treasury Notes and $1.5 billion of mortgage-backed securities and reinvested such proceeds in shorter-term government agency securities resulting in a shortening of the average maturity of the securities portfolio from 3.0 years as of December 31, 1994 to 1.1 years as of September 30, 1995. The Corporation does not anticipate any significant negative impact to its net interest margin resulting from these transactions. The valuation reserve on securities available for sale improved significantly to an unrealized appreciation level of $113 million at September 30, 1995 from an unrealized appreciation level of $59 million at June 30, 1995, due to significant improvements in the bond markets during the third quarter of 1995.

LOANS AND LEASES
----------------------------------------------------------------
                                September    June      December
Dollars in millions              30, 1995  30, 1995    31, 1994
----------------------------------------------------------------
Commercial and industrial        $11,953  $11,868       $11,102
Consumer                           7,958    7,996         7,882
Commercial real estate:
   Construction                      532      559           509
   Interim/permanent               3,665    3,678         3,830
Residential real estate            5,135    4,429         2,937
Lease financing                    1,558    1,423         1,288
Other                                ---      154           161
================================================================
Total loans and leases           $30,801  $30,107       $27,709
================================================================

      Total loans and leases increased $694 million from $30.1 billion at June 30, 1995 to $30.8 billion at September 30, 1995, representing an annualized increase of 9.2%, due to continued steady growth in commercial loans and residential real estate. Total loans and leases also increased $3.1 billion from $27.7 billion at December 1994 primarily as a result of the acquisition of NBB in the first quarter of 1995, which added $1.3 billion of principally residential real estate loans, and steady loan growth in both the commercial and industrial, and leasing portfolios during the period.

      Commercial and industrial (C&I) loans increased $85 million, from June 30, 1995 to September 30, 1995, and $851 million from December 31, 1994 to September 30, 1995 due primarily to new loan originations experienced across nearly all banking franchises.

CONSUMER LOANS
---------------------------------------------------------
Dollars in            September        June     December
millions               30, 1995      30, 1995   31, 1994
---------------------------------------------------------
Home equity              $4,364     $ 4,411      $ 4,474
Credit card               1,569       1,600        1,473
Student loans             1,171       1,143        1,089
Installment                 774         761          757
Other                        80          81           89
---------------------------------------------------------
Total                    $7,958     $ 7,996      $ 7,882
---------------------------------------------------------

      Consumer loans of $7,958 million at September 30, 1995 remained relatively unchanged compared to the $7,996 million at June 30, 1995 as slight decreases in home equity and credit card balances were partially offset by an increase in the student loan portfolio.

      Commercial real estate (CRE) loans decreased $40 million from June 30, 1995 to September 30, 1995 primarily due to large paydowns during the quarter. Lease financing increased $135 million from June 30, 1995 to September 30, 1995 and $270 million from December 31, 1994 to September 30, 1995, as a result of new lease originations.

      Outstanding residential real estate loans secured by one-to four-family residences were $5.1 billion at September 30, 1995, compared to $4.4 billion at June 30, 1995. The $706 million increase was due to $899 million of residential real estate loan purchases offset by principal paydowns occurring in the normal course of business.

NONPERFORMING ASSETS(a)
---------------------------------------------------------
Dollars in millions   C & I     CRE    Consumer   Total
---------------------------------------------------------
Nonperforming loans
and leases:
   Current or less than
    90 days past due     $ 37     $ 27       $  8   $ 72
   Noncurrent             107       83        240    430
OREO                        6       38         33     77
---------------------------------------------------------
Total NPAs
    September 30, 1995   $150     $148       $281   $579
---------------------------------------------------------
Total NPAs
    June 30, 1995        $153     $175       $250   $578
=========================================================
Total NPAs
    December 31, 1994    $134     $173       $211   $518
=========================================================
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($138 million, $135 million and $96 million at September 30, 1995, June 30, 1995 and
December 31,1994, respectively), or assets subject to federal financial assistance ($38 million, $47 million and $59 million at September 30, 1995, June 30, 1995, and December 31, 1994, respectively).

      Nonperforming assets (NPAs) remained constant over the period from June 30, 1995 to September 30, 1995. NPAs at September 30, 1995, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.87% and 1.14%, respectively, compared to 1.92% and 1.13%, respectively, at June 30, 1995.

ACTIVITY IN NONPERFORMING ASSETS
-----------------------------------------------------------
                                3rd        2nd       3rd
                            Quarter    Quarter   Quarter
Dollars in millions            1995       1995      1994
-----------------------------------------------------------
Balance at beginning of
 period                        $578       $578      $564
Additions                       162        177       102
Reductions:
   Payments/interest
    applied                     (87)       (97)      (74)
   Returned to accrual           (6)       (16)       (9)
   Charge-offs/writedowns       (42)       (40)      (30)
   Sales/other                  (26)       (24)      (27)
-----------------------------------------------------------
         Total reductions      (161)      (177)     (140)
-----------------------------------------------------------
Balance at end of period       $579       $578      $526
===========================================================

RESERVE FOR CREDIT LOSS ACTIVITY
----------------------------------------------------------
                                    Nine months ended
                                       September 30
Dollars in millions                   1995         1994
----------------------------------------------------------
Balance at beginning of year          $953       $1,000
Provision charged to income             75           45
Loans and leases charged off          (173)        (138)
Recoveries of loans and leases
   charged off                          51           67
Acquisition/other                       31           (5)
----------------------------------------------------------
Balance at end of period              $937       $  969
----------------------------------------------------------
Ratio of net charge-offs to
 average loans and leases              .55%         .36%
----------------------------------------------------------
Ratio of reserve for credit
 losses to period-end loans
 and leases                           3.04         3.59
----------------------------------------------------------
Ratio of reserve for credit
losses to period-end NPAs              162          184
----------------------------------------------------------
Ratio of reserve for credit
 losses to period-end
 nonperforming
 loans and leases                      187          226
----------------------------------------------------------

      Fleet's reserve for credit losses decreased $32 million from September 30, 1994 to $937 million at September 30, 1995. The September 30, 1995 reserve for credit losses includes $31 million of reserves acquired in connection with acquisitions completed during the first quarter of 1995. The first nine months of 1995 provision for credit losses was $75 million, $30 million higher than the prior year's first nine months. Net charge-offs increased to $122 million for the first nine months of 1995 from $71 million for the same period in 1994 due to a $16 million decrease in recoveries and a $35 million increase in charge-offs primarily relating to credit card and consumer finance loans. Slight deterioration of Fleet's credit quality ratios was noted when comparing the first nine months of 1995 results to the same period of 1994 as nonperforming asset levels have increased over that period.

FUNDING SOURCES
----------------------------------------------------------------
                           September 30, June 30,  December 31,
Dollars in millions                 1995     1995          1994
----------------------------------------------------------------
Deposits:
   Demand                        $ 6,398   $ 6,355     $ 6,890
   Regular savings, NOW,
      money market                14,594    14,735      15,220
   Time:
       Domestic                    9,342     9,532       8,279
       Foreign                     2,102     2,408       4,417
----------------------------------------------------------------
      Total deposits              32,436    33,030      34,806
----------------------------------------------------------------
Borrowed funds:
   Federal funds purchased         2,580     3,109       1,410
   Securities sold under
      agreements to repurchase     1,527     1,476       1,436
   Commercial paper                1,901     1,663         835
   Other                           3,171     2,927       2,270
----------------------------------------------------------------
      Total borrowed funds         9,179     9,175       5,951
----------------------------------------------------------------
Notes and debentures               3,767     3,805       3,457
================================================================
Total                            $45,382   $46,010     $44,214
================================================================

      Total deposits of $32.4 billion at September 30, 1995 remained relatively constant when compared to $33.0 billion at June 30, 1995. Core deposit funding levels (demand, regular savings, NOW and money market) also remained fairly constant from June 30, 1995 representing a stabilization in the shift out of these types of deposits and into higher yielding time deposits that had occurred earlier in the year.

      Total borrowed funds increased $4 million at September 30, 1995 from June 30, 1995; however, the Corporation has experienced a shift in the borrowing mix as federal funds purchased has decreased by $529 million from $3.1 billion at June 30, 1995 to $2.6 billion at September 30, 1995. Alternatively, commercial paper has increased by $238 million from $1.7 billion at June 30, 1995 to $1.9 billion at September 30, 1995 and other borrowings have risen by $244 million to $3.2 billion as of September 30, 1995. The change in the borrowing mix is primarily attributable to an increase in mortgages held for resale at the Corporation's mortgage banking subsidiary, FMG, which funds its growth primarily with commercial paper.

ASSET AND LIABILITY MANAGEMENT

      The asset/liability management process at Fleet ensures that the risk to earnings fluctuations from changes in interest rates is prudently managed.

      The following table represents the Corporation's interest-rate gap position on September 30, 1995. Interest-rate gap analysis provides a static analysis of the repricing characteristics of the entire balance sheet. Therefore, the table represents a one-day position which is continually changing and not necessarily indicative of the Corporation's position at any other time. In addition to interest-rate gap analysis, the Corporation also analyzes interest rate sensitivity through sophisticated asset/liability simulation models.

INTEREST-RATE GAP ANALYSIS

--------------------------------------------------------------------------------------------------------------------------------
                          Cumulatively Repriced Within
--------------------------------------------------------------------------------------------------------------------------------
September 30, 1995
Dollars in millions                               3 months           4 to 12
by repricing date                                  or less            months        1 to 5 years    After 5 years        Total
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       $29,238            $6,962           $8,588          $ 6,073          $50,861
Total Liabilities                                   23,979             7,564            9,238           10,080           50,861
Net Off Balance Sheet                              (4,484)               839            4,475            (830)              ---
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Periodic Gap                                           775               237            3,825          (4,837)              ---
Cumulative Gap                                         775             1,012            4,837             ---               ---
Cumulative Gap as a percent of Total Assets           1.5%              2.0%             9.5%
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Gap as a percent of
    Total Assets 12/31/94                          (12.4%)            (3.9%)            15.4%
--------------------------------------------------------------------------------------------------------------------------------

      At September 30, 1995, the Corporation was 2.0% asset sensitive at the one-year cumulative gap interval compared to 3.9% liability sensitive at December 31, 1994. This change is primarily attributable to a reduction in the average maturity of the securities portfolio from 3.0 years at December 31, 1994 to 1.1 years at September 30, 1995.
      The off-balance sheet position is primarily comprised of interest-rate swaps to manage interest-rate risk and to establish the proper interest-rate risk profile within clearly defined and prudent parameters on the basis of the current interest-rate environment. Also, because interest-rate swaps are used to alter the repricing characteristics of certain assets and liabilities, the interest-rate sensitivity of specific portfolios is analyzed, as well as the impact of interest-rate swaps on the entire balance sheet. On a consolidated basis, the Corporation had $8.9 billion (notional amount) of interest-rate risk management swaps with external counterparties at September 30, 1995.

INTEREST-RATE RISK-MANAGEMENT ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Weighted
                                                                       Assets/             Average                      Rate
September 30, 1995                                       Notional      Liabilities         Maturity      Fair      --------------
Dollars in millions                                         Value      Hedged              (years)       Value     Receive   Pay
-----------------------------------------------------------------------------------------------------------------------------------
Interest-rate risk management swaps:
Receive fixed/pay variable                                 $3,075       Variable rate
                                                                         loans
                                                            1,605       Fixed rate
                                                                         deposits
                                                              491       Long-term debt
                                                      ------------
                                                            5,171                                 2.2     $26       6.33%    5.87%
-----------------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                                    100      Long-term debt             0.8     (1)        6.35     7.94
-----------------------------------------------------------------------------------------------------------------------------------
Basis swaps                                                    35      Fixed rate
                                                                        deposits
                                                              200      Long-term debt
                                                            2,147      Securities
                                                      ------------
                                                            2,382                                 2.4     (7)        6.53     6.54
-----------------------------------------------------------------------------------------------------------------------------------
Index amortizing swaps receive fixed/pay variable           1,242      Variable rate loans        1.3     (3)        5.50     5.75
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      $8,895                                 2.1     $15       6.27%    6.06%
-----------------------------------------------------------------------------------------------------------------------------------

      The basis swaps were executed to synthetically alter the interest-rate characteristics of the GNMA ARMs to more closely match the interest-rate characteristics of certain liabilities. In these swaps Fleet pays a floating rate based on the one-year Treasury rate, mirroring coupon payments received on the GNMA ARMs, and receives a floating rate based on one-year London Interbank Offered Rate (LIBOR). These swaps were structured to match the repricing characteristics of the GNMA ARMs.
      Index-amortizing swaps are intended to mitigate the repricing sensitivity of floating-rate assets and consequently are designated to prime-based loans. Under the terms of the index-amortizing swaps, Fleet receives a fixed rate and pays a floating rate based on the six-month LIBOR. Each index-amortizing swap had an original minimum maturity of two years, a maximum maturity of three years, and an amortization schedule based on six-month LIBOR. At the end of the two-year minimum period, and at six-month intervals through the maximum maturity, six-month LIBOR is reviewed against a specified range, which for Fleet is 4.47% to 6.47%. If six-month LIBOR is below this range each of the swaps would completely amortize (i.e., the swaps would mature); if six-month LIBOR is above this range, none of the swaps would amortize; and if six-month LIBOR is within this range, a portion of the notional amount would amortize. At September 30, 1995, six-month LIBOR was 5.94%.

In September, the two-year minimum period was reached for some of the swaps, which partially amortized.

    The interest-rate risk management swap activity for the three months ended September 30, 1995 is summarized in the following table (all amounts are notional amounts):

INTEREST-RATE RISK-MANAGEMENT SWAP ACTIVITY
------------------------------------------------------------
                   Receive Pay              Index
Dollars in         Fixed   Fixed   Basis  AmortizingTotal
millions
------------------------------------------------------------
Balance at
June 30,1995       $3,891  $100   $2,232     $1,379 $7,602
   Additions        1,700   ---      200        ---  1,900
   Maturities       (420)   ---      ---      (137)  (557)
   Terminations       ---   ---     (50)        ---   (50)
============================================================
Balance at
September 30, 1995 $5,171  $100   $2,382     $1,242 $8,895
============================================================

      During the third quarter of 1995, the Corporation added $1.7 billion of receive-fixed swaps primarily designated to prime-based loans. At September 30, 1995, Fleet had deferred gains relating to the termination of interest rate swaps of $47 million (which will be amortized over a remaining life of approximately 41 months) and deferred losses of $21 million (which will be amortized over a remaining life of approximately 10 months). The amortization of deferred gains and losses on terminated swaps is recognized as an adjustment to the yield on the assets or liabilities to which the swaps were designated.
      The maturities of the interest-rate management swaps are shown in the following table.

MATURITIES OF THE INTEREST-RATE RISK MANAGEMENT SWAPS
------------------------------------------------------------------
September 30,     Within   1    2 to   3 to   4 to   After
1995                1    to 2    3      4      5      5     Total
Dollars in         Year  Years  Years  Years  Years  Years
millions
------------------------------------------------------------------
Notional amounts:

Receive-fixed     $  862 $2,219 $1,310  $ 75  $670   $35   $5,171
Pay-fixed            100  ---    ---    ---    ---   ---      100
Basis                200  ---    2,147    35   ---   ---    2,382
Index-amortizing(a)1,042  ---    ---    ---    200   ---    1,242
------------------------------------------------------------------
Total             $2,204 $2,219 $3,457  $110  $870   $35   $8,895
------------------------------------------------------------------
(a) The maturities of the index-amortizing swaps reflect the full extension.

LIQUIDITY
      The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, funds from the parent for liquidity. During the first nine months of 1995, the parent received $375 million in interest and dividends from subsidiaries and paid $336 million in interest and dividends to third parties. Dividends paid by the Corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historic earnings.
      As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $3.4 billion during the nine month period ended September 30, 1995. The decrease was primarily due to increases in net loans coupled with a net decrease in deposits and borrowings. Net cash used by operating activities was mainly attributable to a net increase in originations and purchases of mortgages held for resale. Net cash used by investing activities was generally caused by a net increase in loans and leases at the Corporation's banking subsidiaries. Net cash used by financing activities was due to a net decrease in deposits partially offset by increases in short-term borrowings and issuances of long-term debt.
      At September 30, 1995 and December 31, 1994, the Corporation had total commercial paper outstanding of $1.9 billion and $835 million, respectively. The parent company had $693 million and $727 million of commercial paper outstanding at September 30, 1995 and December 31, 1994, respectively, while the remaining balance related to FMG. The Corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. Total amount of funds available under these lines of credit was $1.0 billion at September 30, 1995. Fleet had no outstanding balance under the line of credit.
      Fleet has an effective universal shelf registration statement that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $603 million at September 30, 1995. In August 1995, the Corporation issued $150 million of its senior medium-term notes, all of which are due in 1996. Subsequent to September 30, 1995, the Corporation issued $250 million of 6.00% senior notes due October 26, 1998, and $165 million of senior medium term notes thereby reducing the amount of funds available using the universal shelf registration to $193 million. On October 24, 1995, the Corporation filed a new registration statement for an additional $750 million in securities which has not yet been declared effective by the Securities and Exchange Commission.
      FMG has a separate funding program that includes two revolving-warehouse credit agreements which totaled $2.20 billion at December 31, 1994. On April 3, 1995, FMG renegotiated these agreements and incorporated the terms of these two facilities into one credit facility totaling $1.8 billion. FMG has $560 million outstanding under the new credit facility at September 30, 1995, compared to $500 million at December 31, 1994. FMG also sells commercial paper to fund short-term needs and had $1.2 billion and $108 million outstanding at September 30, 1995 and December 31, 1994, respectively. During the second quarter, FMG filed a shelf registration providing for the issuance of debt securities and warrants to purchase debt securities. During the third quarter, FMG issued $150 million of medium-term notes, which reduces the amount of funds available under FMG's shelf registration to $150 million.

CAPITAL
---------------------------------------------------------------
                          September 30,  June 30,  December 31,
                                  1995      1995          1994
---------------------------------------------------------------
Risk-adjusted assets           $39,494   $38,701       $35,498
Tier 1 risk-based
capital
    (4% minimum)                 9.49%     9.37%         10.08%
Total risk-based
capital
    (8% minimum)                 13.37     13.31         14.21
Leverage ratio                    7.62      7.53          7.77
Common equity-to-assets           7.83      7.48          6.16
Total equity-to-assets            8.57      8.21          6.93
Tangible total
equity-to-assets                  5.05      4.75          4.65
Capital in excess of
    minimum
    requirements:
    Tier 1 risk-based           $2,167    $2,079        $2,160
    Total risk-based             2,121     2,055         2,203
    Leverage                     1,781     1,701         1,737
================================================================

      At September 30, 1995, the Corporation exceeded all regulatory required minimum capital ratios. The Corporation's risk-based regulatory ratios remained consistent with June 30, 1995. Increases in risk-adjusted assets from June 30, 1995 primarily reflects growth in the Corporation's loan and lease portfolios.

RECENT ACCOUNTING DEVELOPMENTS
      In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options and similar equity instruments. The standard also permits companies to continue to measure compensation cost for these plans using the current accounting method which is intrinsic value based. Companies that elect to continue to use the intrinsic value method must provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. This standard is effective for the year ended December 31, 1996. The Corporation expects to continue to use the intrinsic value based method of accounting and will provide the additional disclosure on the pro forma impact of the fair value based method under Statement No. 123 in the 1996 annual report for awards granted in both 1995 and 1996.

PART II. ITEM 6.

(a)   Exhibit Index
                                                                         Page of
Exhibit                                                                   this
 Number                                                                  Report

    4    Instruments defining the right of security holders, including
         debentures                                                        *

   11    Statement re-computation of per share earnings                   26

   12    Statement re-computation of ratios                               28

   27    Financial data schedule                                          29


* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

          (b) Four Form 8-K's were filed during the period from July 1, 1995 to the date of the filing of this report.

           - Current report on Form 8-K dated August 11, 1995 (filing the Unaudited Pro Forma Condensed Combined Financial Statements as of June 30, 1995, and notes thereto in connection with the merger of the Registrant and Shawmut National Corporation.

           - Current report on Form 8-K dated August 23, 1995 (reporting the Registrant's and Shawmut's divestiture proposal).

           - Current report on Form 8-K dated October 18, 1995 (reporting the Registrant's third quarter earnings).

           - Current report on Form 8-K dated October 26, 1995 (reporting the issuance of $250,000,000 of 6% Senior Notes due 1998).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           Fleet Financial Group, Inc.
                           --------------------------
                                  (Registrant)




                              /s/ Eugene M. McQuade
                           --------------------------
                                Eugene M. McQuade
                            Executive Vice President
                             Chief Financial Officer





                             /s/ Robert C. Lamb, Jr.
                           --------------------------
                               Robert C. Lamb, Jr.
                            Chief Accounting Officer
                                   Controller

DATE:   November 13, 1995

                           EXHIBIT INDEX

EXHIBIT
NUMBER

    4    Instruments defining the right of security holders, including
         debentures                                                        *

   11    Statement re-computation of per share earnings

   12    Statement re-computation of ratios

   27    Financial data schedule


* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.