Form 10-K405
period 1995-12-31
FLEET FINANCIAL GROUP INC
filed 1996-03-28
CIK 50341

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ----------------------
                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 1995 - Commission file number 1-6366
             --------------------------------------------------------
                           Fleet Financial Group, Inc.
             (Exact name of Registrant as specified in its charter)

            Rhode Island                              05-0341324
      (State of incorporation)           (I.R.S. Employer Identification No.)

  One Federal Street, Boston, Massachusetts                  02110
   (Address of principal executive office)                (Zip Code)

                                 617 / 292-2000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class                   Name of each exchange on
                                                          which registered
               -------------------                   ------------------------

Common Stock, $.01 Par Value                          New York Stock Exchange

Depositary Shares each representing a one-fourth
interest in a share of Series III
  10.12% Perpetual Preferred Stock,  $1 Par Value     New York Stock Exchange

Depositary Shares each representing a one-fourth
interest in a share of Series IV
  9.375% Perpetual Preferred Stock, $1 Par Value      New York Stock Exchange

Depositary Shares each representing a one-tenth
interest in a share of 9.30%
  Cumulative Preferred Stock, $1 Par Value            New York Stock Exchange

Depositary Shares each representing a one-tenth
interest in a share of 9.35%
  Cumulative Preferred Stock, $1 Par Value            New York Stock Exchange

Depositary Shares each representing a one-tenth
interest in a share of Series V
  7.25% Perpetual Preferred Stock, $1 Par Value       New York Stock Exchange

Depositary Shares each representing a one-tenth
interest in a share of Series VI
  6.75% Perpetual Preferred Stock, $1 Par Value       New York Stock Exchange

Preferred Share Purchase Rights                       New York Stock Exchange

Warrants to purchase common stock                     New York Stock Exchange
           ------------------------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                       --    --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 29, 1996, (the latest practicable date) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $10.6 billion, which excludes $234 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.

  The number of shares of common stock of the Registrant outstanding as of March 4, 1996 was 262,443,757.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's 1995 Annual Report to Shareholders (Parts I, II, and IV).

2. Pertinent extracts from Registrant's Proxy Statement filed with the Commission are incorporated into Part III. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

================================================================================

                                Table of Contents

          Description                                                Page Number
          -----------                                                -----------

Part I.   Item 1    -- Business ...........................................   3

          Item 2    -- Properties .........................................   9

          Item 3    -- Legal Proceedings ..................................   9

          Item 4    -- Submission of Matters to a Vote of Security
                         Holders ..........................................   9

Part II.  Item 5    -- Market for the Registrant's Common Stock and
                         Related Stockholder Matters ......................   9

          Item 6    -- Selected Financial Data ............................   9

          Item 7    -- Management's Discussion and Analysis of
                         Financial Condition and Results of Operations.....   9

          Item 8    -- Financial Statements and Supplementary Data ........   9

          Item 9    -- Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure............  10

Part III. Item 10   -- Directors and Executive Officers of the
                         Registrant .......................................  10

          Item 11   -- Executive Compensation .............................  12

          Item 12   -- Security Ownership of Certain Beneficial Owners
                         and Management ...................................  12

          Item 13   -- Certain Relationships and Related Transactions .....  12

Part IV.  Item 14   -- Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K ..............................  13

          Signatures ......................................................  16

                                     PART I.


Item 1. Business

General

   Fleet Financial Group, Inc. (the "Registrant", "Corporation" or "Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the 11 largest bank holding companies in the United States, with total assets of $84 billion at December 31, 1995. Fleet has approximately 30,800 employees.

   Fleet reported net income for 1995 of $610 million, or $1.57 per share, after a number of special charges primarily related to its merger with Shawmut National Corporation and the sale of Fleet Finance. This compared to net income of $849 million, or $3.09 per share, in 1994. For a more detailed discussion of the Corporation's financial results, see "Management's Discussion and Analysis" (pages 15-32) of the Corporation's 1995 Annual Report to Shareholders, which is incorporated by reference herein.

   Fleet is engaged in general commercial banking and trust business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, Maine, and New Hampshire through its banking subsidiaries: Fleet National Bank ("Fleet-RI"); Fleet Bank ("Fleet New York"); Fleet Bank of New York, National Association ("FBNY"); Fleet Bank, National Association ("Fleet-CT"); Fleet National Bank of Connecticut ("FNB-CT"); Fleet Bank of Massachusetts, National Association ("Fleet-MA"); Fleet National Bank of Massachusetts ("FNB-MA"); Fleet Bank of Maine ("Fleet-Maine"); and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Corporation also has a thrift subsidiary, Fleet Bank, F.S.B. ("Fleet-FSB") located in Boca Raton, Florida.

   Fleet provides, through its nonbanking subsidiaries, a variety of financial services, including mortgage banking, asset-based lending, equipment leasing, consumer finance, real estate financing, securities brokerage services, investment banking, investment advice and management, data processing, and student loan servicing.

   On February 20, 1995, Fleet and Shawmut National Corporation ("Shawmut") entered into an Agreement and Plan of Merger providing for the merger of Shawmut with and into Fleet (the "Shawmut Merger"). The Shawmut Merger was consummated on November 30, 1995, and was accounted for as a pooling of interests. Under the terms of the Shawmut Merger, approximately 105 million Fleet common shares were exchanged for all the outstanding common shares of Shawmut. The outstanding preferred stock of Shawmut was exchanged for comparable issues of Fleet preferred stock. At the time of the Shawmut Merger, Shawmut had approximately $33 billion in assets and $21 billion in deposits. In connection with the Shawmut Merger, the Corporation has signed definitive agreements to divest 64 branches to comply with anti-trust concerns. The sales, which are expected to be completed during the first half of 1996, will consist of approximately $2.6 billion in deposits and $1.9 billion in loans.

   On December 19, 1995, Fleet signed a definitive agreement to purchase NatWest Bank, N.A. ("NatWest") for $2.7 billion in cash and up to an additional $560 million in accordance with an earnout provision. The earnout provision calls for an annual payment dependent upon the level of earnings from the NatWest franchise with a cap of $560 million over an eight-year period. Following the NatWest merger, Fleet expects to have approximately $90 billion in assets, reflecting an expected reduction of Fleet's and NatWest's assets. For additional information regarding the NatWest merger, including a copy of the NatWest merger agreement and certain historical and pro forma financial information relating thereto, see Fleet's Current Reports on Form 8-K dated December 19, 1995, February 8, 1996, and March 15, 1996.

   For information pertaining to other acquisitions completed by Fleet in 1995, see "Acquisitions" below.

   The Corporation is organized along four functional lines of business, Commercial Financial Services, Financial Services and National Consumer, Consumer and Investment Services, and Treasury/Asset Collection/Equity Capital.

   Commercial Financial Services includes a broad range of commercial and corporate lending as well as commercial real estate, asset-based lending, precious metals, and leasing. In addition to incorporating the commercial function in each of the Corporation's banking subsidiaries, this business unit also includes Fleet Capital and Fleet Credit Corporation. Fleet Capital, a national asset-based lending business, was acquired in January 1995, and has 17 offices nationwide doing business in 40 states. Fleet Credit Corporation, which has 23 offices nationwide, has two divisions: the Leasing Division, which engages in middle-market equipment leasing, and the Business Credit Division, which engages in commercial finance activities.

   Financial Services and National Consumer includes Fleet's government banking, financial institutions, mortgage banking, national consumer lending, and processing businesses. This business unit includes Fleet Mortgage Group, Inc. ("FMG") , the Corporation's mortgage banking subsidiary, which conducts the purchase, origination, sale, and servicing of residential first mortgage loans, and the purchase and sale of servicing rights associated with mortgage loans. FMG currently ranks as one of the largest mortgage companies in the nation, with 90 loan origination offices in 36 states and 1.2 million customers. In February 1995, the Corporation completed its tender offer to purchase the 19% of FMG common stock that it did not already own for $20.00 in cash per share. This business unit also includes AFSA Data Corporation ("AFSA"), the Corporation's student loan processing subsidiary, the nation's largest third-party servicer of student loans, servicing in excess of 3.5 million accounts with more than $13 billion in total loans serviced. AFSA's three basic product lines include a campus-based product, a federal direct loan program, and the Federal Family Education Loan Program. Fleet Securities, Inc., a full-service municipal securities underwriter and dealer, is included in this business unit.

   The Consumer and Investment Services line of business includes retail banking, small business banking, credit card products, personal financial services, and investment services. This business unit has the largest branch-based banking franchise in the Northeast, with a total of 947 branches, and is the major provider of lendable funds for the Corporation. The Corporation's investment services business consists of personal asset management, endowment and custody services, employee benefit management and mutual funds. These services are provided by the Corporation's trust and investment management subsidiaries, Fleet Investment Services Group, and Fleet Investment Advisors, Inc. This unit includes the Corporation's discount brokerage subsidiary, Fleet Brokerage Securities, Inc., which is engaged in providing securities brokerage services, including clearing services, related securities credit extension, and other incidental activities through 12 offices in 11 states.

   The Treasury/Asset Collection/Equity Capital line of business includes the treasury function, which manages the Corporation's securities and residential mortgage portfolios, trading operations, asset/liability management function, and the wholesale funding needs of the Corporation. This unit also includes Fleet Equity Partners, the Corporation's venture capital financing subsidiary.

Acquisitions

   On January 27, 1995, the Corporation completed its acquisition of NBB Bancorp, Inc. ("NBB"). The Corporation issued approximately 6.2 million treasury shares with an aggregate carrying value of approximately $200 million as well as approximately $230 million in cash. In addition, Fleet issued 2.5 million warrants to purchase Fleet common stock to NBB stockholders with an exercise price of $43.875 per share, and a term of six years.

   On January 31, 1995, the Corporation completed its purchase of substantially all the assets of the Business Finance Division of Barclays Business Credit, Inc., now known as Fleet Capital, for approximately $2.6 billion in cash.

   The Corporation also completed its tender offer to purchase the 19% publicly-held shares of FMG common stock for $20.00 in cash per share on February 28, 1995.

   On March 3, 1995, the Corporation purchased Plaza Home Mortgage Corporation which operates a mortgage banking franchise, principally in California, for approximately $88 million in cash.

   On June 9, 1995, the Corporation completed its acquisition of Northeast Federal Corp. with assets of $3.3 billion. The Corporation issued approximately
5.8 million common shares with a fair value of approximately $193 million.

Competition

   The Corporation's subsidiaries are subject to intense competition in all aspects of the businesses in which they compete from domestic and foreign banks, equipment leasing companies, finance companies, securities and investment advisory firms, real estate financing companies, mortgage banking companies, and other financial institutions. The Corporation principally competes on interest rates and other terms of financing arrangements, including specialized customer services and various banking arrangements and conveniences designed to attract depositors, borrowers, and other customers.

Supervision and Regulation

   Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the Home Owners Loan Act of 1933, as amended ("HOLA"). Fleet-Maine, Fleet-NH, and Fleet-New York as state-chartered member banks are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. Fleet-CT, FNB-CT, FNB-MA, Fleet-MA, FBNY, and Fleet-RI are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). The Corporation is also a savings and loan holding company within the meaning of the HOLA and, as such, is registered with, and subject to regulation by, the Office of Thrift Supervision (the "OTS"). Fleet-FSB is a federal savings association subject to regulation and supervision by the OTS. Each subsidiary bank's deposits are insured by the FDIC and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

   The BHCA requires that Fleet obtain prior approval from the Federal Reserve Board for bank and nonbank acquisitions and restricts the business operations permitted to Fleet. The BHCA also restricts the acquisition of shares of out-of-state banks unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In addition, Fleet's bank subsidiaries must obtain prior approval from their respective primary regulators for most acquisitions. Virtually all aspects of the subsidiary banks' businesses are subject to regulation and examination, depending on the charter of the particular banking subsidiary, by the Federal Reserve Board, the OCC, the OTS, the banking regulatory agency of the state in which they operate, or a combination of the above.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, increased funding for the Bank Insurance Fund of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon the particular institution's level of capital. FDICIA establishes five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1995, all of Fleet's subsidiary banking institutions met the requirements of a "well-capitalized" institution.

   Under the FDICIA, a depository institution that is well-capitalized may accept brokered deposits. A depository institution that is adequately capitalized may accept brokered deposits only if it obtains a waiver from the FDIC, and may not offer interest rates on deposits "significantly higher" than those prevailing in its market. An undercapitalized depository institution may not accept brokered deposits. In Fleet's opinion, these limitations do not have a material effect on Fleet.

   FDICIA directs that each federal banking agency prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest-rate exposure, asset growth, compensation, asset-quality, earnings, and stock valuation. Final interagency regulations to implement these safety and soundness standards have recently been adopted by the federal banking agencies. In July 1995, the federal banking agencies published proposed guidelines establishing safety and soundness standards concerning asset-quality and earnings. If adopted in final form, these proposed guidelines will be incorporated into the Interagency Guidelines Establishing Standards for Safety and Soundness. The ultimate cumulative effect of these standards cannot currently be forecast.

   The FDICIA also contains a variety of other provisions that may affect Fleet's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

   As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, ("FIRREA"), any or all of Fleet's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC after August 9, 1989, in connection with (a) the default of any other of Fleet's subsidiary banks or, (b) any assistance provided by the FDIC to any other of Fleet's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

   Under the Federal Reserve Board capital guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, and a limited amount of cumulative and noncumulative perpetual preferred stock, less deductible intangibles ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 capital"). Fleet is also subject to a minimum leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill) requirement of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. Fleet's banking subsidiaries are subject to similar capital requirements except that preferred stock must be noncumulative to qualify as Tier 1 capital.

      The federal banking agencies continue to consider capital requirements applicable to banking organizations. Effective September 1, 1995, the federal banking agencies adopted amendments to their risk-based capital regulations to provide for the consideration of interest-rate risk in the determination of a bank's minimum capital requirements. The amendments require that banks effectively measure and monitor their interest-rate risk and that they maintain capital adequate for that risk. Under the amendments, banks with excess interest-rate risk would be required to maintain additional capital beyond that generally required. In addition, effective January 17, 1995, the federal banking agencies adopted amendments to their risk-based capital standards to provide for the concentration of credit risk and certain risks arising from nontraditional activities, as well as a bank's ability to manage these risks, as important factors in assessing a bank's overall capital adequacy.

      As of December 31, 1995, Fleet's capital ratios exceeded all minimum regulatory capital requirements.

      Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

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

   Under the policies of the Federal Reserve Board, Fleet is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by Fleet to provide capital to any of the subsidiary banks would also be subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. Further, in the event of the bankruptcy of Fleet, any commitment by Fleet to its regulators to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

   On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act facilitates the interstate expansion and consolidation of banking organizations by permitting (i) beginning one year after enactment of the legislation, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date,
(iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so, and (v) beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Connecticut and Rhode Island, which are two states in which Fleet subsidiaries conduct banking operations, have adopted legislation opting into the interstate provisions of the Interstate Act. In addition, Fleet has recently filed applications for approval by the OCC to merge its banking subsidiaries in Connecticut, Massachusetts and Rhode Island in order to achieve cost savings and to increase convenience to its customers in those states.

   The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve, which exerts considerable influence over the cost and availability of funds obtained for lending and investing. Proposals to change the laws and regulations governing the operations and taxation of banks, companies that control banks, and other financial institutions are frequently raised in Congress, in the state legislatures, and before various bank regulatory authorities. The likelihood of any major changes and the impact such changes might have on Fleet are impossible to determine.

   See "Note 17. Commitments, Contingencies, and Other Disclosures" (pages 56-57) of the Notes to Consolidated Financial Statements and the "Capital" (page
31) and "Liquidity" (pages 30-31) sections of Management's Discussion and Analysis in the 1995 Annual Report to Shareholders (each of which are incorporated by reference herein) for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.

Statistical Information by Bank Holding Companies

      The following information from the following portions of the 1995 Annual Report to Shareholders is incorporated by reference herein:

      "Rate/Volume Analysis" table (page 59) for changes in the taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

      "Consolidated Average Balances/Interest Earned-Paid/Rates 1991-1995" table (pages 60-61) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields and rates paid.

      "Note 3. Securities" of the Notes to Consolidated Financial Statements (pages 43-44) for information regarding book values, market values, maturities, and weighted average yields of securities (by category).

      "Note 4. Loans and Leases" of the Notes to the Consolidated Financial Statements (pages 44-45) for distribution of loans of the Registrant.

      "Loan and Lease Maturity" table and "Interest Sensitivity of Loans Over One Year" table (page 59) for maturities and sensitivities of loans to changes in interest rates.

      "Note 6. Nonperforming Assets" (page 45) and "Note 1. Summary of Significant Accounting Policies - Loans and Leases" (page 39) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due, and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

      "Loans and Leases" section of Management's Discussion and Analysis (pages 22-23) for information regarding loan concentrations of the Registrant.

      "Reserve for Credit Losses" section of Management's Discussion and Analysis (pages 25-26) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

      "Consolidated Average Balances/Interest Earned-Paid/Rates 1991-1995" table (pages 60-61) and the "Funding Sources" section of Management's Discussion and Analysis (pages 26) for deposit information.

      "Selected Financial Highlights" (page 1) for return on assets, return on equity, common dividends declared as a percentage of earnings per share, and equity to asset ratio.

      "Note 9. Short-term Borrowings" of the Notes to Consolidated Financial Statements (page 47) for information on short-term borrowings of the Registrant.

Item 2. Properties

   The Registrant maintains its corporate headquarters at One Federal Street, Boston, Massachusetts. The Registrant also maintains principal offices at 777 Main Street, Hartford, Connecticut, and 50 Kennedy Plaza, Providence, Rhode Island.

   A subsidiary of the Registrant is a partner with certain other parties in the ownership and management of 50 Kennedy Plaza, Providence, Rhode Island. Adjacent to the Providence building, Fleet-RI owns a building which houses the main branch of Fleet-RI and the offices of many of the Providence-based subsidiaries. Fleet-RI also owns an operations center, located in Providence. The Registrant also owns office buildings in Buffalo, NY, and Albany, NY, which house operational facilities of Fleet-New York. Portions of the Fleet-RI and Fleet-New York buildings are leased to nonaffiliates. The Registrant also leases buildings in Malden, MA and Hartford, CT that are utilized as operation centers.

    As of December 31, 1995, the Registrant's subsidiaries also operated approximately 1,700 domestic offices, of which approximately 600 are owned and 1,100 are leased from others.

Item 3. Legal Proceedings

   Information regarding legal proceedings of the Registrant is incorporated by reference herein from "Note 17. Commitments, Contingencies and Other Disclosures" (pages 56-57) of the Registrant's 1995 Annual Report to Shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders in the fourth quarter.

                                    PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

   For information regarding the U.S. market, high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on Fleet's common stock, see the "Common Stock Price and Dividend Information" table (page
62) of the Registrant's 1995 Annual Report to Shareholders, which is incorporated by reference herein. At December 31, 1995, Fleet had 65,043 stockholders of record.

Item 6. Selected Financial Data

   The information set forth in "Selected Financial Highlights" (page 1) of the Registrant's 1995 Annual Report to Shareholders is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information set forth in Management's Discussion and Analysis (pages 15-32) of the Registrant's 1995 Annual Report to Shareholders is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

   The following information set forth in the Registrant's 1995 Annual Report to Shareholders is incorporated by reference herein:

   The Consolidated Financial Statements, together with the report thereon by KPMG Peat Marwick LLP (pages 34-38); the Notes to the Consolidated Financial Statements (pages 39-58); and the unaudited information presented in the "Quarterly Summarized Financial Information" table (page 62).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

                                    PART III.

Item 10.      Directors and Executive Officers of the Registrant

   The information set forth under the captions "Election of Directors", "Compensation of Executive Officers-Severance Agreements and Employment Contracts", and "Other Information Relating to Directors, Nominees and Executive Officers" in the Registrant's Proxy Statement with respect to the name of each nominee or director, his or her age, his or her positions and offices with the Registrant, his or her service on the Registrant's Board, any arrangement or understanding pursuant to which he or she has or is to be selected as a director or nominee, his or her business experience, his or her directorships held in other public companies, certain family relationships and involvement in certain legal proceedings is incorporated by reference herein.

   The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 1, 1996 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

        Name                    Positions with the Corporation              Age
        ----                    ------------------------------              ---
Joel B. Alvord.............  Chairman                                        57
Terrence Murray............  President & Chief Executive Officer             56
Robert J. Higgins..........  Vice Chairman                                   50
Gunnar S. Overstrom, Jr....  Vice Chairman                                   53
H. Jay Sarles..............  Vice Chairman                                   50
Michael R. Zucchini........  Vice Chairman                                   49
David L. Eyles.............  Executive Vice President & Chief Credit
                                Policy Officer                               56
Eugene M. McQuade..........  Executive Vice President & Chief Financial
                                Officer                                      47
Anne M. Finucane...........  Senior Vice President                           43
Robert B. Hedges, Sr.......  Senior Vice President                           37
William C. Mutterperl......  Senior Vice President, Secretary & General
                                Counsel                                      49
Anne M. Slattery...........  Senior Vice President                           48
M. Anne Szostak............  Senior Vice President                           45
Brian T. Moynihan..........  Managing Director, Strategic Planning and
                                Corporate Development                        36

   Joel B. Alvord assumed the role of Chairman of the Corporation upon consummation of the Shawmut Merger with and into Fleet on November 30, 1995. He had served as a Director of Shawmut from 1987 to November 30, 1995. Mr. Alvord previously served as Chairman and Chief Executive Officer of Shawmut from 1988 to November 30, 1995. Mr. Alvord began his 33-year tenure at FNB-CT (formerly Shawmut Bank Connecticut, National Association) in 1963. He became an officer of FNB-CT in 1965, a Vice President in 1967, Executive Vice President in 1976, and President and Director in 1978.

   Terrence Murray joined Fleet-RI in 1962. After serving in various capacities for Fleet-RI and the Corporation, in April 1978, he was elected President of the Corporation. He became Chairman of the Board of Directors and Chief Executive Officer of the Corporation in 1982. Upon the merger of Fleet and Norstar Bancorp, Inc., in January 1988, he became President and Chief Operating Officer of Fleet. Mr. Murray was elected Chairman and Chief Executive Officer of Fleet in September 1988. Effective with the Shawmut Merger, Mr. Murray became President and Chief Executive Officer of Fleet. Mr. Murray has been a Director of Fleet since 1976.

   Robert J. Higgins joined Fleet-RI in 1971 and was elected President in February 1986. In March 1984, he was named a Vice President of the Corporation. In 1989, he was named an Executive Vice President of the Corporation and in 1990 was named Chief Executive Officer of Fleet-RI. In 1991, Mr. Higgins assumed the position of Chairman and Chief Executive Officer of Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation and is currently responsible for the commercial services division.

   Gunnar S. Overstrom became a Vice Chairman of the Corporation responsible for consumer banking and investment services upon the consummation of the merger of Shawmut with and into Fleet. Mr. Overstrom served as President and Chief Operating Officer of Shawmut from 1988 to November 30, 1995. Prior to the merger with Fleet, Mr. Overstrom was Chairman, Chief Executive Officer and a Director of FNB-CT as well as President, Chief Executive Officer and a Director of FNB-MA (formerly Shawmut Bank, N.A.). Mr. Overstrom joined FNB-CT in 1975 and after serving in various capacities for FNB-CT, he was elected President in 1986, Chief Executive Officer in 1988, and in 1992, he became Chairman of FNB-CT and Chief Executive Officer of FNB-MA. From October 1992 to September 1994, Mr. Overstrom also served as Chairman of FNB-MA.

   H. Jay Sarles is in charge of strategic planning, mergers and acquisitions, and staff support functions. Mr. Sarles joined Fleet-RI in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, Inc., the parent company of Fleet-MA and Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation.

   Michael R. Zucchini is responsible for the financial services division and national consumer businesses. Mr. Zucchini joined the Corporation in August 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut and its subsidiary, General RE Services Corp., which engages in data processing. In March 1993, Mr. Zucchini was named a Vice Chairman of the Corporation. Mr. Zucchini is a Director of FMG and from June 1994 until November 1994, served as interim Chairman and Chief Executive Officer.

   David L. Eyles is an Executive Vice President and Chief Credit Policy Officer of the Corporation. Mr. Eyles was a Vice Chairman and Chief Credit Policy Officer of Shawmut, and a Vice Chairman and a Director of FNB-CT and FNB-MA until November 30, 1995. Mr. Eyles joined Shawmut in February 1992, following three months of working with Shawmut as a consultant. Between 1988 and 1991, he was Vice Chairman and Chairman of the Credit Policy Committee at Mellon Bank Corporation/Mellon Bank, N.A.

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

   Anne M. Finucane joined Fleet in September 1995 as Senior Vice President and Director of Corporate Marketing and Corporate Communications. Prior to joining Fleet, Ms. Finucane was the owner of Anne Finucane, Marketing and Telecommunications Consulting. From 1980 to 1994, Ms. Finucane held various executive positions at the advertising agency of Hill, Holliday, Connors, Cosmopulos, Inc.

   Robert B. Hedges is a Senior Vice President responsible for Fleet's consumer banking alternative delivery systems, credit card business, and data base management. Mr. Hedges joined Shawmut in 1993 from First Manhattan Consulting Group, where he was Vice President from 1992 to 1993. From 1983 to 1992, Mr. Hedges was Vice President and Banking practice lender of the MAC Group, New York, a consulting firm specializing in management consulting.

   William C. Mutterperl joined Fleet-RI in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation.

   Anne M. Slattery joined the Corporation in January, 1994, as Senior Vice President and head of Consumer and Community Banking and in November 1995 became responsible for the Consumer and Small Business Banking lines of business. From 1969 through 1993, Ms. Slattery served in various capacities with Citicorp, having last served as a managing director of U.S. Consumer Banking.

   M. Anne Szostak joined Fleet-RI in 1973, where she was an executive vice president from 1985 to 1988. In 1988 she was named Vice President of Human Resources for the Corporation. In 1991 she was named Chairman, President and Chief Executive Officer of Fleet-Maine. In May 1994, Ms. Szostak was named a Senior Vice President, Human Resources, of the Corporation.

   Brian T. Moynihan joined the Corporation in 1993 as Deputy General Counsel. In March 1994, he was named Vice President of Strategic Planning and Corporate Development for the Corporation. From 1991 to 1993, Mr. Moynihan was a partner in the law firm of Edwards & Angell, where he had been an associate since 1984.

Item 11. Executive Compensation

   Pursuant to Instruction to Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Compensation of Directors", "Compensation of Executive Officers", and "Compensation Committee Interlocks and Insider Participation". Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402
(a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Pursuant to Instructions to Form 10-K and Item 403 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Principal Stockholders" and "Beneficial Ownership by Directors and Executive Officers of Equity Securities of the Corporation".

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

(a)(3).  See the exhibits listed below.

(b) Ten Current Reports on Form 8-K were filed during the fourth quarter of 1995 to the date of this Report: October 18, 1995 (announcing third quarter earnings); October 26, 1995 (reporting the issuance of $250 million of 6% Senior Notes due October 26, 1998); November 15, 1995 (filing the Unaudited Pro Forma Condensed Combined Financial Statements as of September 30, 1995, and notes thereto, in connection with the Shawmut Merger); November 30, 1995 (announcing the closing of the Shawmut Merger); December 19, 1995 (announcing the signing of the NatWest Merger Agreement on December 19, 1995 and the signing of the KKR Exchange Agreement on December 31, 1995); January 17, 1996 (announcing 1995 and fourth quarter earnings); January 19, 1996 (filing its Supplemental Consolidated Financial Statements); February 8, 1996 (filing the Unaudited Pro Forma Combined Financial Statements; as of September 30, 1995, and notes thereto, in connection with the NatWest Merger); February 21, 1996 (reporting the issuance and sale of (a) 11,000,000 Depositary Shares, each representing a one-tenth interest in a share of Registrant's Series V 7.25% Perpetual Preferred Stock at a purchase price of $25 per Depositary Share and (b) 3,000,000 Depositary Shares, each representing a one-fifth interest in a share of Registrant's Series VI 6.75% Perpetual Preferred Stock at a purchase price of $50 per Depositary Share); March 15, 1996 (filing the Unaudited Pro Forma Combined Financial Statements as of December 31, 1995, and notes thereto, in connection with the NatWest Merger, and the Registrant's 1995 historical financial statements and notes thereto, management's discussion and analysis, and selected financial highlights).

(c) Exhibit Index

Exhibit
Number                                                       Page of this Report
------                                                       -------------------

     2     Agreement and Plan of Merger dated December 19, 1995,
           between the Registrant and National Westminster Bank         (1)
           Plc

     3(a)  Restated Articles of Incorporation of the Registrant

     3(b)  By-Laws of the Registrant

     4(a)  Rights Agreement dated November 21, 1990, as amended by
           First Amendment to Rights Agreement dated March 28,
           1991, a Second Amendment to Rights Agreement dated
           July 12, 1991, and a Third Amendment to Rights               (2)
           Agreement dated February 20, 1995

     4(b)  Instruments defining the rights of security holders,         (3)
           including indentures

     4(c)  Form of Rights Certificate for stock purchase rights
           issued to Whitehall Associates, L.P., and KKR Partners       (4)
           II, L.P.

    10(a)* Form of Change in Control Agreement together with Schedule of Persons who have entered into such contracts

    10(b)* Form of Change in Control Agreement with Joel B.
           Alvord and Gunnar S. Overstrom, Jr.

    10(c)* Stock Purchase Agreement dated July 12, 1991, among
           Registrant and Whitehall Associates, L.P., and KKR           (5)
           Partners II, L.P.

    10(d)* Exchange Agreement dated December 31, 1995, among
           Registrant and Whitehall Associates, L.P., and KKR            (6)
           Partners II, L.P.

    10(e)* Supplemental Compensation Plan for former Norstar            (7)
           directors

    10(f)* Fleet Financial Group Directors Retirement Plan              (8)

    10(g)* Supplemental Executive Retirement Plan                       (9)

    10(h)* 1994 Performance-Based Bonus Plan for the Named             (10)
           Executive Officers

    10(i)* Amended and Restated 1992 Stock Option and Restricted Stock (11)
           Plan

    10(j)* Employment Agreement dated as of February 20, 1995, between Registrant and Joel B. Alvord

    10(k)* Employment Agreement dated as of February 20, 1995, between Registrant and Gunnar S. Overstrom, Jr.

    10(l)* Shawmut National Corporation Stock Option and
           Restricted Stock Award Plan (assumed by Registrant on       (12)
           November 30, 1995)

    10(m)* Shawmut National Corporation Secondary Stock Option and Restricted Stock Award Plan (assumed by Registrant on November 30, 1995)

    10(n)* Shawmut National Corporation 1989 Nonemployees
           Directors' Restricted Stock Plan (assumed by                (13)
           Registrant on November 30, 1995)

    10(o)* 1995 Restricted Stock Plan

    11     Statement re:  computation of per share earnings

    12     Statement re:  computation of ratios

    13     1995 Annual Report to Shareholders

    21     Subsidiaries of the Registrant

    23     Accountants' consent

    27     Financial Data Schedule

    27(a)  Restated Financial Data Schedule


*  Management contract, or compensatory plan or arrangement.

   (1) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated February 20, 1995.

   (2) Incorporated by reference to Registrant's Registration Statement on Form 8-A dated November 29, 1990, as amended by an Amendment to Application on Report on Form 8-A dated September 6, 1991, and as further amended by a Form 8-A/A dated March 17, 1995.

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

   (4) Incorporated by reference to Exhibit 4(c) of the Registrant's Form 8-K Current Report dated July 12, 1991.

   (5) Incorporated by reference to Exhibit 4 of Registrant's Form 8-K Current Report dated July 12, 1991.

   (6) Incorporated by reference to Exhibit 2(b) of Registrant's Form 8-K Current Report dated December 19, 1995.

   (7) Incorporated by reference to Exhibit 10(i) of the Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.

   (8) Incorporated by reference to Exhibit 10(j) of Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.

   (9) Incorporated by reference to Exhibit 10(k) of the Registrant's 1993 Form 10-K Annual Report filed March 30, 1994.

  (10) Incorporated by reference to Exhibit 10(h) of the Registrant's 1994 Form 10-K Annual Report filed March 17, 1995.

  (11) Incorporated by reference to Exhibit 10(i) of Registrant's 1994 Form 10-K Annual Report filed March 17, 1995.

  (12) Incorporated by reference to Exhibit 10(i) of Shawmut's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission File No. 1-10102).

  (13) Incorporated by reference to Shawmut's 1989 Proxy Statement dated March 13, 1989 (Commission File No. 1-10102).

(d) Financial Statement Schedules -- None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FLEET FINANCIAL GROUP, INC.
                                  (Registrant)

             /s/ Eugene M. McQuade          /s/ Robert C. Lamb, Jr.
          -----------------------------   ----------------------------
               Eugene M. McQuade              Robert C. Lamb, Jr.
          Executive Vice President and     Chief Accounting Officer
            Chief Financial Officer             and Controller
               Dated March 28, 1996           Dated March 28, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.


              /s/ Joel B. Alvord             /s/ Raymond C. Kennedy
         -----------------------------      -------------------------
           Joel B. Alvord, Chairman           Raymond C. Kennedy,
                 and Director                       Director

             /s/ Terrence Murray              /s/ Robert J. Matura
         -----------------------------      -------------------------
         Terrence Murray, President,           Robert J. Matura,
         Chief Executive Officer and                Director
                   Director

            /s/ William Barnet III            /s/ Arthur C. Milot
         -----------------------------      -------------------------
         William Barnet III, Director           Arthur C. Milot,
                                                    Director

             /s/ Bradford R. Boss
         -----------------------------      -------------------------
          Bradford R. Boss, Director          Thomas D. O'Connor,
                                                    Director

            /s/ Stillman B. Brown            /s/ Michael B. Picotte
         -----------------------------      -------------------------
         Stillman B. Brown, Director          Michael B. Picotte,
                                                    Director

          /s/ Paul J. Choquette, Jr.            /s/ Lois D. Rice
         -----------------------------      -------------------------
           Paul J. Choquette, Jr.,            Lois D. Rice, Director
                   Director

             /s/ John T. Collins              /s/ John R. Riedman
         -----------------------------      -------------------------
          John T. Collins, Director             John R. Riedman,
                                                    Director

                                              /s/ John S. Scott
         -----------------------------      -------------------------
           Bernard M. Fox, Director         John S. Scott, Director

            /s/ James F. Hardymon
         -----------------------------      -------------------------
         James F. Hardymon, Director            Samuel O. Thier,
                                                    Director

             /s/ Robert M. Kavner            /s/ Paul R. Tregurtha
         -----------------------------      -------------------------
          Robert M. Kavner, Director           Paul R. Tregurtha,
                                                    Director