Form 10-Q
period 1996-03-31
FLEET FINANCIAL GROUP INC
filed 1996-05-13
CIK 50341

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC 20549

                                      FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

        Commission File Number 1-6366


                                 FLEET FINANCIAL GROUP, INC.
               (Exact name of registrant as specified in its charter)

                      RHODE ISLAND                             05-0341324
- ----------------------------------------------------   ------------------------
  (State or other jurisdiction of incorporation or          (IRS Employer
                      organization)                      Identification No.)

                   ONE FEDERAL STREET
                  BOSTON, MASSACHUSETTS                        02110
- ----------------------------------------------------   ------------------------
         (Address of principal executive office)              (Zip Code)

         Registrant's telephone number, including area code (617) 292-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES             X               NO
                    ----------------              ------------------

The number of shares of common stock of the Registrant outstanding as of April 30, 1996 was 263,054,161.

                           FLEET FINANCIAL GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1996
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                  PAGE
PART I. ITEM 1. FINANCIAL INFORMATION                             ----

      Consolidated Statements of Income
           Three Months Ended March 31, 1996 and 1995                3

      Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995                     4

      Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended March 31, 1996 and 1995                5

      Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and 1995               6

      Condensed Notes to Consolidated Financial Statements           7

PART I. ITEM 2.
       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II.                                                             25

SIGNATURES                                                           27

EXHIBITS                                                             28

                                 FLEET FINANCIAL GROUP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME

- -------------------------------------------------------------------------------------
For the three months ended March 31
Dollars in millions, except per share amounts                 1996              1995
- -------------------------------------------------------------------------------------
Interest and fees on loans and leases                       $1,144            $1,103
Interest on taxable securities                                 185               336
Interest on tax-exempt securities                                8                 9
- -------------------------------------------------------------------------------------
      Total interest income                                  1,337             1,448
- -------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    402               391
   Short-term borrowings                                       106               186
   Long-term debt                                              105               115
- -------------------------------------------------------------------------------------
      Total interest expense                                   613               692
- -------------------------------------------------------------------------------------
Net interest income                                            724               756
- -------------------------------------------------------------------------------------
Provision for credit losses                                     35                20
- -------------------------------------------------------------------------------------
Net interest income after provision for credit                 689               736
losses
- -------------------------------------------------------------------------------------
Noninterest income:
   Mortgage banking                                            124               103
   Service charges, fees, and commissions                      119               120
   Investment services revenue                                  87                79
   Student loan servicing fees                                  22                15
   Securities available for sale gains                          18                 1
   Gain from branch divestitures                                60               ---
   Other                                                        89                84
- -------------------------------------------------------------------------------------
      Total noninterest income                                 519               402
- -------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                          348               361
   Occupancy                                                    61                63
   Equipment                                                    57                50
   Mortgage servicing rights amortization                       41                24
   Intangible asset amortization                                25                22
   Legal and other professional                                 23                18
   Marketing                                                    22                21
   Printing and mailing                                         16                15
   Telephone                                                    16                15
   FDIC assessment                                               2                29
   Merger-related charges                                      ---                37
   Other                                                       147               109
- -------------------------------------------------------------------------------------
      Total noninterest expense                                758               764
- -------------------------------------------------------------------------------------
Income before income taxes                                     450               374
Applicable income taxes                                        186               148
- -------------------------------------------------------------------------------------
Net income                                                 $   264           $   226
- -------------------------------------------------------------------------------------
Net income applicable to common shares                     $   251           $   218
- -------------------------------------------------------------------------------------
Fully diluted weighted average common shares           268,376,014       263,780,319
outstanding                                                  $0.94             $0.82
Fully diluted earnings per share                              0.43              0.40
Dividends declared
- -------------------------------------------------------------------------------------

        See accompanying Condensed Notes to Consolidated Financial Statements.

                                     FLEET FINANCIAL GROUP, INC.
                                     CONSOLIDATED BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------
                                                                    March 31,        December 31,
Dollars in millions, except share amounts                                1996                1995
- ---------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                   $  3,305            $  4,505
Federal funds sold and securities purchased under                       1,808                  61
agreements to resell
Securities available for sale                                           9,243              18,533
Securities held to maturity (market value: $824 and $782)                 848                 798
Loans and leases                                                       47,559              51,525
Reserve for credit losses                                              (1,287 )            (1,321 )
- ---------------------------------------------------------------------------------------------------
        Net loans and leases                                           46,272              50,204
- ---------------------------------------------------------------------------------------------------
Mortgages held for resale                                               2,398               2,005
Mortgage servicing rights                                               1,406               1,276
Intangible assets                                                       1,071               1,116
Premises and equipment                                                    974                 991
Accrued interest receivable                                               416                 503
Other assets                                                            4,382               4,440
- ---------------------------------------------------------------------------------------------------
        Total assets                                                  $72,123             $84,432
- ---------------------------------------------------------------------------------------------------
Liabilities
Deposits:
   Demand                                                             $10,485             $12,305
   Regular savings, NOW, money market                                  21,783              22,835
   Time                                                                17,853              21,982
- ---------------------------------------------------------------------------------------------------
        Total deposits                                                 50,121              57,122
- ---------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under                       3,810               7,425
agreements to repurchase
Other short-term borrowings                                             3,363               5,144
Accrued expenses and other liabilities                                  1,985               1,895
Long-term debt                                                          6,000               6,481
- ---------------------------------------------------------------------------------------------------
        Total liabilities                                              65,279              78,067
- ---------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                           824                 399
Common stock (shares issued: 262,882,365 in 1996 and
262,864,257 in 1995; shares outstanding:
262,882,365 in 1996 and 262,721,926  in 1995)                               3                   3
Common surplus                                                          3,122               3,149
Retained earnings                                                       2,894               2,768
Net unrealized gain on securities                                           1                  52
Less: Treasury stock, at cost, 142,331 shares in 1995                     ---                  (6 )
- ---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                      6,844               6,365
- ---------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                    $72,123             $84,432
- ---------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 ------------------------------------------------------------------------------------------------------------
                                                        Common                      Net
                                                        Stock                   Unrealized
  Three months ended March 31               Preferred   $.01(a) Common  Retained Gain(Loss) Treasury
  Dollars in millions, except share amounts   Stock       Par   Surplus Earnings     on      Stock     Total
                                                                                Securities
  ------------------------------------------------------------------------------------------------------------
1995
- ----
Balance at December 31, 1994                   $557      $244   $2,612  $2,719       $(411 ) $(250 ) $5,471
Net income                                                                 226                          226
Cash dividends declared on common stock                                    (59 )                        (59 )
($0.40 per share)
Cash dividends declared on preferred stock                                  (2 )                         (2 )
Cash dividends declared by pooled company                                  (33 )                        (33 )
prior to merger
Issuance of preferred stock                     125                                                     125
Common stock issued in connection with
employee benefit and stock option plans                                     26                           26
Treasury stock issued in connection with
    the acquisition of NBB                                         (17 )   (21 )               234      196
Adjustment of valuation reserve for
securities available for sale                                                          257              257
Other, net                                                  2       (6 )               (35 )    (4 )    (43 )
- --------------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                      $682      $246   $2,615  $2,830       $(189 )  $(20 ) $6,164
- --------------------------------------------------------------------------------------------------------------

1996
- ----
Balance at December 31, 1995                   $399     $   3   $3,149  $2,768      $   52  $   (6 ) $6,365
Net income                                                                 264                          264
Cash dividends declared on common  stock                                  (113 )                       (113 )
($0.43 per share)
Cash dividends declared on preferred stock                                 (13 )                        (13 )
Issuance of preferred stock, net of issuance
     costs                                      425                (11)                                 414
Common stock issued in connection with:
     Employee benefit and stock option plans                         8      (6 )                15       17
     Warrants                                                       15                                   15
Adjustment of valuation reserve for
securities available for sale                                                         (51 )             (51 )
Other-net                                                          (39 )    (6 )                (9 )    (54 )
- --------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                      $824     $   3   $3,122  $2,894       $  1   $  ---   $6,844
- --------------------------------------------------------------------------------------------------------------


(a) During the fourth quarter of 1995, the corporation changed the par value of its common stock from $1 per share to $.01 per share.

See accompanying Condensed Notes to Consolidated Financial Statements.

                                     FLEET FINANCIAL GROUP, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------
Three  months ended March 31
Dollars in millions                                             1996            1995
- --------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                  $    264        $    226
Adjustments for noncash items:
   Depreciation and amortization of premises and                  41              40
equipment
   Amortization of mortgage servicing rights and                  66              46
other intangible assets
   Provision for credit losses                                    35              20
   Deferred income tax expense                                    62              32
   Securities gains                                              (18 )            (1 )
   Gain from branch divestitures                                 (60 )           ---
   Merger-related charges                                        ---              37
Originations and purchases of mortgages held for              (4,900 )        (1,317 )
resale
Proceeds from sales of mortgages held for resale               4,507           1,289
Net (increase) decrease in trading account assets                (34 )            28
(Increase) decrease in accrued receivables, net                  109             (58 )
Increase  in accrued liabilities, net                             71             133
Other, net                                                       121             148
- --------------------------------------------------------------------------------------
   Net cash flow provided by operating activities                264             623
- --------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                    (3,331 )        (1,302 )
Proceeds from maturities of securities available for           2,891             514
sale
Proceeds from sales of securities available for sale          10,171           2,085
Purchases of securities held to maturity                        (171 )          (223 )
Proceeds from maturities of securities held to                   125             355
maturity
Loans made to customers, nonbanking subsidiaries                (274 )          (184 )
Principal collected on loans made to customers,                  178             198
nonbanking subsidiaries
Net cash and cash equivalents paid for businesses                ---          (2,849 )
acquired
Loans purchased from third parties                               ---            (272 )
Proceeds from sales of loans                                     281              80
Divestiture of loans                                           1,773             ---
Net (increase) decrease in loans and leases, banking           1,308            (630 )
subsidiaries
Acquisition of minority interest in subsidiary                   ---            (158 )
Purchases of premises and equipment                              (43 )           (42 )
Purchases of mortgage servicing rights                           (79 )           (29 )
- --------------------------------------------------------------------------------------
   Net cash flow (used) provided by investing                 12,829          (2,457 )
activities
- --------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                      (4,652 )        (4,395 )
Divestiture of deposits                                       (2,349 )           ---
Net increase (decrease) in short-term borrowings              (5,395 )         1,310
Proceeds from issuance of long-term debt                         342           1,144
Repayments of long-term debt                                    (823 )          (488 )
Proceeds from the issuance of common stock                        31              27
Proceeds from the issuance of preferred stock                    414             125
Cash dividends paid                                             (114 )           (88 )
- --------------------------------------------------------------------------------------
   Net cash flow (used) by financing activities              (12,546 )        (2,365 )
- --------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             547          (4,199 )
- --------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period           4,566           8,570
- --------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period             $   5,113       $   4,371
- --------------------------------------------------------------------------------------

                                       6

   See accompanying Condensed Notes to Consolidated Financial Statements

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996


NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet, FFG or the corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 1995. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown, have been made. The results of operations for the three months ended March 31, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.


NOTE 2. ACQUISITIONS AND DIVESTITURES

     As previously disclosed in Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995, the merger of Shawmut National Corporation (the "Shawmut Merger") with and into Fleet was completed on November 30, 1995, and was accounted for as a pooling of interests. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the Shawmut Merger had been in effect for all periods presented. In connection with the Shawmut Merger during the first quarter of 1996, the corporation divested 64 branches consisting of $1.8 billion in loans and $2.3 billion in deposits. The corporation realized a $24 million (post-tax) gain relating to these divestitures. The corporation also expects to record between $10 million and $20 million in post-tax gains during the second quarter as these transactions are finalized.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

     On December 19, 1995, Fleet signed a definitive agreement to purchase NatWest Bank, N.A. ("NatWest") for $2.7 billion in cash and up to an additional $560 million in accordance with an earnout provision. The earnout provision calls for an annual payment based upon the level of earnings from the NatWest franchise with a cap of $560 million over an eight-year period. Following the NatWest merger, Fleet will have approximately $90 billion in assets, reflecting reductions of Fleet's and NatWest's assets. In connection with the NatWest acquisition, Fleet is in the process of substantially restructuring its balance sheet to replace lower-yielding assets, primarily securities, with higher-earning assets acquired from NatWest and to replace higher-cost purchased funding with lower-cost deposits acquired from NatWest. As part of the corporation's balance sheet restructuring, $9.6 billion of securities were sold during the first quarter of 1996 resulting in a gain of $17.6 million. The acquisition of NatWest will add approximately 300 branches in New York and New Jersey. On May 1, 1996, the corporation completed the acquisition of NatWest.

     The corporation completed the purchases of NBB Bancorp, Inc. ("NBB"), the Business Finance Division of Barclays Business Credit, Inc. ("Barclays"), Plaza Home Mortgage Corporation ("Plaza"), and the repurchase of the 19% publicly-held shares of Fleet Mortgage Group, Inc., ("FMG") during the first quarter of 1995, and Northeast Federal Corp. ("Northeast") in June 1995. All of these transactions were accounted for under the purchase method of accounting.

                             FLEET FINANCIAL GROUP, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996




     The information below presents, on a pro forma basis, certain historical financial information for the corporation, adjusted for each of the NBB, Barclays, Plaza, FMG and Northeast transactions as if such transactions had been consummated on January 1, 1995.

Pro Forma Results
- -------------------------------------------
Three months ended March 31, 1995
(Dollars in millions, except per share data)
- -------------------------------------------

Pro Forma-Fleet, NBB, Barclays,
Plaza, FMG and Northeast
Net income                            $220
Net income applicable to common        211
stockholders
Net income per common share           0.79
- -------------------------------------------
Corporation as Reported
Net income                            $226
Net income applicable to common        218
stockholders
Net income per common share           0.82
- -------------------------------------------

NOTE 3. PREFERRED STOCK

     During the first quarter, the corporation issued $425 million of its preferred stock, $150 million and $275 million at fixed rates of 6.75% and 7.25%, respectively. On April 1, the corporation also issued $175 million of fixed/adjustable rate preferred stock with an initial rate of 6.60% for the first 10 years, after which the rate will adjust based on U.S. Treasury securities. The corporation intends to use the proceeds from these transactions for the purchase of NatWest.

NOTE 4.  LONG-TERM DEBT

     On March 25, 1996, the corporation received approval from the SEC for a $1.0 billion universal shelf registration statement for the issuance of common and preferred stock, senior and subordinated debt securities, and other securities. The new shelf was combined with Fleet's existing shelf and had $1.488 billion of securities available for issuance at March 31, 1996. Subsequent to March 31, 1996, the corporation issued $175 million of 6.60% preferred stock, $300 million of 7.125% subordinated debt, and $85 million of medium-term notes with interest rates ranging from 7.30% to 7.50%. These issuances in April further reduced the amounts available under the universal shelf registration to $928.4 million.

                             FLEET FINANCIAL GROUP, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996



NOTE 5. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash-Flow Disclosure
- ----------------------------------------------------
Three months ended March 31
Dollars in millions                 1996    1995
- ----------------------------------------------------
Supplemental disclosure for cash
paid during
  the period for:
     Interest expense               $670     $651
     Income taxes, net of refunds     24       33
- ----------------------------------------------------

- ----------------------------------------------------
Supplemental disclosure of noncash
  investing and financing
activities:
     Transfer of loans to
        foreclosed property and
        repossessed equipment          7       24
     Securitization of
       residential loans             498      ---
     Adjustment to unrealized
     gain/(loss) on securities
     available for sale              (51 )    222
     Retirement of common stock       34      ---
- ----------------------------------------------------

- ----------------------------------------------------
Assets acquired and liabilities
assumed in business
  combinations were as follows:
     Assets acquired, net of cash
     and cash equivalents paid       ---    5,557
     Net cash and cash equivalents
       paid for businesses acquired  ---   (2,849)
     Liabilities assumed             ---    2,512
     Treasury stock reissued in
       connection with businesses
         acquired                    ---      196
- ----------------------------------------------------

NOTE 6.  SUBSIDIARY MERGERS

     Effective April 1, 1996, the five national bank subsidiaries of Fleet Financial Group, Inc. located in Connecticut, Massachusetts and Rhode Island were merged into one national bank. Specifically, Fleet Bank, National Association, Fleet Bank of Massachusetts, National Association, Fleet National Bank of Massachusetts and Fleet National Bank merged with and into Fleet National Bank of Connecticut under the surviving name of Fleet National Bank. The main office of the surviving bank is located in Springfield, Massachusetts.

     Effective May 1, 1996, Fleet Mortgage Group, which formerly was a direct subsidiary of the parent company, became a subsidiary of the aforementioned Fleet National Bank.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


 OVERALL PERSPECTIVE
   -----------------------------------------
   Three months ended
   March 31
   Dollars in millions,    1996      1995
   except per share data
   -----------------------------------------
   Earnings
   Net income            $  264   $   226
   Net interest
    income (FTE) (a)        732       769
   -----------------------------------------
   Per Common Share
   Fully diluted
   earnings              $ 0.94   $  0.82
   Cash dividends          0.43      0.40
   declared
   Book Value             22.90     22.49
   -----------------------------------------
   Operating  Ratios
   Return on average       1.41 %    1.14 %
   assets
   Return on common       16.96     16.24
   equity
   Efficiency ratio        60.6      62.1
   Equity to assets        9.49      7.53
   (period-end)
   -----------------------------------------
   At March 31
   Total assets          $72,123  $81,862
   Stockholders' equity   6,844     6,164
   Nonperforming assets(b)  553       819
   -----------------------------------------

(a) Prepared on a fully taxable equivalent (FTE) basis. The FTE adjustment included in net interest income was $8 million and $13 million for the three months ended March 31, 1996 and 1995, respectively.

(b) Nonperforming assets and related ratios at March 31, 1996, do not include $307 million of nonperforming assets classified as held for sale or accelerated disposition.


     Fleet reported net income of $264 million, or $0.94 per fully diluted share, for the quarter ended March 31, 1996, compared to $226 million, or $0.82 per fully diluted share, in the first quarter of 1995. Return on average assets and return on equity improved to 1.41% and 16.96%, respectively, for the first quarter of 1996, from 1.14% and 16.24%, respectively, for the first quarter of 1995. These improved results reflect a stronger net interest margin, an increase in mortgage banking revenue, continued expense control, as well as increased revenues from several acquisitions consummated in the first six months of 1995, partially offset by an increase in mortgage servicing rights amortization and provision for credit losses. Additionally, the corporation recognized $60 million ($24 million post-tax) of branch divestitures gains and $17.6 ($10.9 million post-tax) million of securities gains during the first quarter of 1996.

     During the first quarter of 1995, the corporation realized a merger-related charge of $37 million ($23 million post-tax). Excluding this charge, net income was $203 million, or $.91 per fully diluted share.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



INCOME STATEMENT ANALYSIS
Net Interest Income
  -------------------------------------------
  Three months ended March 31
  FTE Basis
  Dollars in millions            1996   1995
  -------------------------------------------
  Interest income              $1,337 $1,448
  Tax-equivalent adjustment         8     13
  Interest expense                613    692
  -------------------------------------------
  Net interest income          $  732 $  769
  -------------------------------------------

     Net interest income on a fully taxable equivalent basis totaled $732 million for the three month period ended March 31, 1996, compared to $769 million for the same period of 1995. The $37 million decrease was principally caused by required divestitures of core deposits and the related sale of loans as a result of the Shawmut Merger and the corporation's balance sheet restructuring program designed to reduce lower-yielding assets, primarily securities, and paydown higher-cost wholesale funds in anticipation of the NatWest acquisition.

Net Interest Margin and Interest-Rate Spread
- -----------------------------------------------------
Three months ended          1996         1995
March 31
- -----------------------------------------------------
Taxable equivalent     Average            Average
rates                  Balance     Rate   Balance Rate
Dollars in millions
- -----------------------------------------------------
Money market           $   699     5.11% $1,035  6.17 %
instruments
Securities              12,130     6.24  21,770  6.23
Loans and leases        49,497     8.61  48,806  9.05
Mortgages held for       2,085     7.48     564  8.52
resale
Other                    1,851    10.70     112   ---
- -----------------------------------------------------
Total                   66,262     8.15  72,287  8.14
interest-earning
assets
- -----------------------------------------------------
Deposits                41,249     3.92  42,164  3.76
Short-term borrowings    8,059     5.30  13,170  5.74
Long-term debt           6,080     6.92   6,313  7.37
- -----------------------------------------------------
Interest-bearing        55,388     4.45  61,647  4.55
liabilities
- -----------------------------------------------------
Interest-rate spread               3.70          3.59
Interest-free sources   10,874           10,640
of funds
- -----------------------------------------------------
Total sources of funds $66,262     3.72 %$72,287 3.87 %
=====================================================
Net interest margin                4.43 %        4.27 %
=====================================================

     The net interest margin for the first quarter of 1996 increased 16 basis points to 4.43% from the first quarter of 1995. The increase in net interest margin is primarily attributable to a more favorable mix of interest-earning assets and interest-bearing liabilities as a result of the sale of approximately $9.6 billion of securities and the resultant paydown of higher-cost short-

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


term borrowings and wholesale deposits in anticipation of the NatWest acquisition. The margin also improved due to both acquisitions and loan growth during 1995 which also enabled the corporation to reduce its reliance on lower-yielding securities.

Securities Portfolio

- ----------------------------------------------
                   March     Dec. 31, March 31,
Dollars in         31, 1996   1995     1995
millions
- ----------------------------------------------
Carrying value      $10,091  $19,331    $21,009
Average
maturity(a)        2.8 years 1.3 years 2.6 years
Yield(b)              6.52%    6.10%    6.14%
- ----------------------------------------------

(a) Average maturity relates to debt securities only and is calculated using repricing dates rather than contract maturities.

(b)  Relates to debt securities only.

     The average balance of securities decreased from $21.8 billion, or 30.2% of average interest earning assets, for the first quarter of 1995 to $12.1 billion or 18.2% of average interest earning assets for the same period of 1996. This $9.7 billion decrease reflects the corporation's balance sheet restructuring program in anticipation of the NatWest acquisition.

     Average loans and leases increased $691 million to $49.5 billion for the first quarter of 1996 due to acquisitions during the first half of 1995, as well as loan growth. Offsetting these items were $1.8 billion of loans divested, primarily residential loans, during the quarter as a result of the Shawmut Merger, which reduced average loans by $700 million, as well as the reclassification of $1.7 billion of loans, primarily consumer loans, to assets held for sale or accelerated disposition during the fourth quarter of 1995. The decrease in the yield on loans and leases from 9.05% for the first quarter of 1995 to 8.61% for the first quarter of 1996 corresponds to the approximate 50 basis point decline in the average prime rate for the first quarter of 1995 compared to the same period in 1996. The corporation expects average loans and leases to increase significantly as a result of the NatWest acquisition.

     Average deposits decreased $915 million to $41.2 billion for the first quarter of 1996 due to several factors including: the divestiture of $2.3 billion of deposits in connection with the Shawmut Merger, which reduced average deposits by $1.0 billion; proceeds generated from securities sold as part of the balance sheet restructuring program which were used to reduce higher-cost wholesale time deposits; and expected deposit runoff as a result of the acquisitions completed during 1995. These items were offset by deposits acquired through acquisitions. The net interest rate paid on average deposits rose to 3.92% for the first quarter of 1996 compared to 3.76% for the same period of 1995. The increase in cost of deposits reflects several factors including a more competitive environment for customer deposits and a shift in mix of deposits as customers have migrated to higher-yielding time deposits. The corporation expects core deposit funding to increase significantly as a result of the NatWest acquisition.

     The $5.1 billion decrease in average short-term borrowings is attributable to the partial use of proceeds from the sales of securities to pay down short-term borrowings, offset by the funding required to support the growth of the corporation's mortgages held for resale portfolio.

     Average long-term debt decreased $233 million from the first quarter of 1995 with a decrease in the average interest rate paid on long-term debt of 45 basis points as maturing higher-rate long-term debt was replaced by new issuances of lower-rate debt.

     The contribution to the net interest margin of interest-free sources during the first quarter of 1996 was 73 basis points compared to 68 basis points for the first quarter of 1995. This increase is primarily due to the issuance of preferred stock, the proceeds of which will be used to fund the NatWest acquisition which resulted in a higher percentage of interest-free sources of funds as a percentage of total sources of funds. However, dividends paid relating to the issuance of preferred stock reduces net income available to common shareholders.


Noninterest Income
- ---------------------------------------------
Three months ended March 31
Dollars in millions             1996    1995
- ---------------------------------------------
Mortgage banking revenue        $124    $103
Service charges, fees and        119     120
commissions
Investment services revenue       87      79
Student loan servicing fees       22      15
Trading revenue                    8       9
Brokerage fees and                 6       4
commissions
Insurance                          4       3
Securities available for          18       1
sale gains
Gain from branch divestitures     60     ---
Other noninterest income          71      68
- ---------------------------------------------
Total noninterest income        $519    $402
- ---------------------------------------------

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



     Noninterest income totaled $519 million for the first quarter of 1996 compared to $402 million for the same period in 1995, an increase of $117 million. The increase was due primarily to increases in mortgage banking revenue, student loan servicing fees, investment services revenue, gains from branch divestitures, and securities sales.

Mortgage Banking Revenue
- ---------------------------------------------
Three months ended March 31
Dollars in millions             1996    1995
- ---------------------------------------------
Net loan servicing revenue     $  93   $  79
Mortgage production revenue       25       1
Gains on sales of mortgage         6      23
servicing
=============================================
Total mortgage banking          $124    $103
revenue
=============================================

     Mortgage banking revenue of $124 million in the first quarter of 1996 increased $21 million over the $103 million recorded in the same period of 1995, reflecting a $24 million increase in mortgage production revenue coupled with an 18% increase in loan servicing revenue from $79 million in the first quarter of 1995 to $93 million in the first quarter of 1996, offset by a $17 million decrease in gains on sales of servicing. Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, has been positively impacted by a more favorable interest-rate environment in the first quarter of 1996. The first quarter of 1996 mortgage production revenue of $25 million includes $23 million of income from the adoption of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights", which was adopted as of April 1, 1995. Loan servicing revenue represents fees received for servicing residential mortgage loans. The 18% increase in loan servicing revenue is attributable to the $18 billion increase in the corporation's servicing portfolio from $98 billion at March 31, 1995 to $116 billion at March 31, 1996. The increase in the servicing portfolio is primarily due to net acquisitions of $17.3 billion in 1995. The corporation sold mortgage servicing of approximately $1.0 billion and $3.3 billion in the first quarter of 1996 and 1995, respectively, resulting in pre-tax gains of $6 million and $23 million, respectively. The corporation's decision to sell any mortgage servicing rights depends on a variety of factors, including the available markets and current market prices for such servicing rights and the working capital requirements of the corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


     Service charges, fees and commissions remained relatively consistent at $119 million for the first quarter of 1996 compared to $120 million for the first quarter of 1995 despite divesting $1.8 billion in loans and $2.3 billion in deposits during the quarter. Investment services revenue increased $8 million, or 10%, from the first quarter of 1995, due to a strong stock market during 1995 and 1996, which resulted in an increase in the overall value of assets managed.

     In connection with the Shawmut Merger, the corporation divested certain branches, loans and deposits. The corporation realized $60 million of gains ($24 million post-tax) from these divestitures. The corporation expects to recognize between $10 and $20 million in post-tax gains during the second quarter as these transactions are finalized.

     Securities gains increased $17 million for the first quarter of 1996 over the same period of 1995 as the corporation realized gains on sales of securities in conjunction with its balance sheet restructuring program. The likelihood of profitability of any such sales in the future cannot be predicted.

     The $7 million increase in student loan servicing fees from 1995 to 1996 is attributable to increased levels of servicing and originations over the prior year period at AFSA Data Corp., the corporation's student loan servicing subsidiary.

     Other noninterest income increased $3 million, due primarily to gains in equity capital investments at Fleet Private Equity of $26 million, compared to $8 million in gains for the same period in 1995. Offsetting this increase was lower income at the parent company in the first quarter of 1996 compared to the first quarter of 1995 due primarily to $10 million of interest received on a tax refund received in conjunction with a settlement with the Internal Revenue Service during the first quarter of 1995.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



Noninterest Expense
- --------------------------------------------
Three months ended March 31
Dollars in millions             1996   1995
- --------------------------------------------
Employee compensation and       $348   $361
benefits
Occupancy                         61     63
Equipment                         57     50
Mortgage servicing rights         41     24
amortization
Intangible asset amortization     25     22
Legal and other professional      23     18
Marketing                         22     21
Printing and mailing              16     15
Telephone                         16     15
Office supplies                   14     12
Travel and entertainment           9      9
Credit card                        6      4
OREO expense                       3      5
FDIC assessment                    2     29
Other                            115     79
- --------------------------------------------
Total noninterest expense,
before                           758    727
    merger-related charges
Merger-related charges           ---     37
- --------------------------------------------
============================================
Total noninterest expense       $758   $764
============================================

     Noninterest expense, before merger-related charges, for the first quarter of 1996 totaled $758 million compared to $727 million for the first quarter of 1995. The increase is primarily attributable to increased mortgage servicing rights amortization and implementation costs related to the Shawmut Merger as well as the impact of several purchase acquisitions completed late in the first quarter of 1995 and the second quarter of 1995, offset by cost savings achieved through ongoing successful merger integration and reductions in FDIC assessments.

     Employee compensation and benefits decreased $13 million, or 4%, primarily due to a reduction of 1,700 full time equivalent employees from 31,000 at March 31, 1995 to 29,300 at March 31, 1996. This reduction is a result of the continuing successful integration of the acquisitions completed during 1995 and branch divestitures in 1996.

     Mortgage servicing rights (MSR) amortization increased $17 million to $41 million for the first quarter of 1996 compared to $24 million for the first quarter of 1995. The increased level of MSR amortization reflects the impact of the repurchase of FMG, several large purchases in 1995, and the amortization of the investment in interest-rate contracts purchased to hedge the prepayment risk associated with the mortgage servicing portfolio (see page 22 for discussion of mortgage servicing rights prepayment risk-management), offset by a recovery of the mortgage servicing rights valuation reserve that was established at December 31, 1995.

     At March 31, 1996 the aggregate carrying value and fair value of the corporation's mortgage servicing rights (MSRs) was $1.4 billion and $1.7 billion, respectively.

     Intangible asset amortization expense increased $3 million on a year to year comparison over the first quarter of 1995 due to the completion of the NBB, Barclays, Plaza, FMG and Northeast transactions during the first half of 1995. Other expenses increased as a result of implementation costs associated with the Shawmut Merger and as a result of several acquisitions completed during 1995.

     FDIC assessment decreased $27 million as the assessment was virtually eliminated on all deposits except for thrift deposits insured by the Savings Association Insurance Fund ("SAIF").

     The following table presents a summary of activity with respect to the corporation's merger-related charges for the three months ended March 31, 1996. The merger accrual was established in the fourth quarter of 1995 in connection with the Shawmut Merger.

Merger Accrual
- ----------------------------------------
Three months ended March 31, 1996
Dollars in millions
- ----------------------------------------
Balance at beginning of year      $335
Provision charged against          ---
income
Cash outlays                        55
Non-cash writedowns                  3
========================================
Balance at end of period          $277
========================================

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


     The cash outlays made during the first three months of 1996 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays. During the first three months of 1996, $12.8 million of incremental costs have been incurred relating to the Shawmut Merger and have not been charged against the merger accrual. It is anticipated that approximately $22 million of additional incremental costs will be incurred in 1996. The corporation expects that the remaining accrual balance of $277 million at March 31, 1996 will be sufficient to absorb the remaining merger-related costs.

     During the first quarter of 1995 the corporation incurred a merger-related charge of $37 million relating to the Shawmut Merger.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Income Taxes

     For the first quarter of 1996, the corporation recognized income tax expense of $186 million, an effective tax rate of 41.4%. Tax expense for the same period of 1995 was $148 million, an effective tax rate of 39.6%. The increase in the effective tax rate is attributable to a higher proportion of income being realized in higher tax rate jurisdictions as well as the nondeductibility of goodwill written off in conjunction with branch divestitures.

Earnings by Subsidiary
  ---------------------------------------------
  Three months ended March
  31                           1996     1995
  Dollars in millions
  ---------------------------------------------
  Banking Group
  New England                  $217     $173
  New York                       32       45
  ---------------------------------------------
       Total Banking Group      249      218
  ---------------------------------------------
  Financial Services Group
  Fleet Mortgage                 17       16
  Fleet Private Equity           15        4
  Fleet Credit                    7        5
  AFSA                            4        2
  Fleet Capital                   4        2
  Other Financial Services        2        3
  ---------------------------------------------
     Total Financial             49       32
  Services Group
  ---------------------------------------------
  Parent                        (34 )    (24 )
  ---------------------------------------------
  Total                        $264     $226
  ---------------------------------------------

     The Banking Group generated $249 million and $218 million of income for the first quarter of 1996 and 1995, respectively. The results for the first quarter of 1996 were negatively impacted by a $27 million increase in provision for credit losses. However, the Banking Group benefited from an increase in noninterest income which was attributable to branch divestiture gains of $60 million ($24 million post-tax) and increased security gains of $17 million related to the balance sheet restructuring program. The Banking Group also benefited from lower noninterest expense of $65 million primarily due to a $37 million merger-related charge taken in the first quarter of 1995, lower FDIC assessments of $27 million, and other expense reductions, as the Banking Group generated cost savings from successful merger integration. Offsetting these benefits was lower net interest income of $45 million primarily due to deposit and loan divestitures and the balance sheet restructuring program. This group's nonperforming assets increased $41 million, or 9%, from December 31, 1995 to $481 million.

     The Financial Services Group's net income increased $17 million to $49 million in the first quarter of 1996. Fleet Mortgage, the corporation's mortgage banking subsidiary, contributed $17 million to Fleet's earnings for the quarter compared to earnings of $16 million in the first quarter of 1995, as increases in mortgage banking revenue were offset by higher levels of mortgage servicing rights amortization.

     Fleet Private Equity had net income of $15 million for the first quarter of 1996, compared to $4 million for the first quarter of 1995. Results for the first quarter of 1996 included $26 million of gains on equity capital investments compared to $8 million for the same period in 1995.

     Fleet Credit reported net income of $7 million for the first quarter of 1996, a $2 million increase over the $5 million of net income reported in the first quarter of 1995, reflecting the $810 million increase in lease volume over the prior year.

     AFSA Data Corp. contributed net income of $4 million for the first quarter of 1996 compared to $2 million for the same period in 1995. This increase reflects the additional volume of loans serviced.

     Fleet Capital earned $15 million in the first quarter of 1996, compared to $9 million in the first quarter of 1995. The increase in earnings is attributable to strong loan growth and expense control. After the application of goodwill and loan premium amortization relating to the purchase of Fleet Capital by the corporation on January 31, 1995, Fleet Capital recorded net income of $4 million for the first quarter of 1996 compared to $2 million for the first quarter of 1995.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Lines of Business

     The financial performance of the corporation is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Financial Services and National Consumer, Commercial Financial Services, Consumer Banking, Investment Services, Treasury,
Equity Capital/Asset Collection, and All Other Banking.

     A comprehensive set of management accounting policies has been developed and implemented to ensure that reported results reflect the underlying economics of the businesses, and provide management with consistent reporting that facilitates evaluating business line performance on a risk-adjusted basis.

     Guidelines are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed a risk-adjusted methodology that quantifies risk types (i.e. credit, operating, market, fiduciary, etc.) within business units and assigns capital accordingly. Credit risk is quantified using a risk grading system, which is applied consistently across the company. Within each unit, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. All businesses are evaluated on a fully taxed basis.

     Management accounting concepts are periodically refined and results may be restated from time to time to reflect methodological enhancements and/or management organization changes. Although valuable in managing the enterprise, no authoritative guidance exists for management accounting, therefore, Fleet's reported results may not be comparable with results of other companies.


Selected Financial Highlights by Line of Business
- ---------------------------------------------------------------------------------------------------
                                                                                          Average
Three months ended March 31, 1996                    Net                         Average   Loans
Dollars in millions                     Revenues(a) Income    ROE       ROA      Assets  and
                                                                                          Leases
- ---------------------------------------------------------------------------------------------------
Financial Services and National            $   224    $  31   16.25 %    1.73 %  $       $   1,000
Consumer                                                                           7,307
Commercial Financial Services                  247       52   15.36      0.80     25,925    24,375
Consumer Banking                               487       63   17.44      1.70     14,923    12,445
Investment  Services                           110       20   49.26      4.93      1,655     1,413
Treasury                                        87       35   32.09      0.62     23,143    10,141
Equity Capital/Asset Collection                 27       16   81.54     30.80        208       ---
All Other                                       69       47    8.73       ---      1,866       123
- ---------------------------------------------------------------------------------------------------
Total                                       $1,251     $264   16.96 %    1.41 %  $75,026   $49,497
- ---------------------------------------------------------------------------------------------------


(a) Includes net interest income (calculated on an FTE basis) and noninterest income.

Financial Services and National Consumer

     The Financial Services and National Consumer business line earned $31.4 million in the first quarter of 1996. For the first quarter, Financial Services and National Consumer had a ROE of 16.25% and a ROA of 1.73%. This business group includes government banking, financial institutions, mortgage banking and student loan servicing. This business line holds a market leadership position in government banking deposits and cash management services provided in New England. In addition, Financial Services and National Consumer is the fourth largest mortgage servicer (loan portfolio in excess of $115 billion with 1.5 million households served), and is the largest third party student loan servicer in the country.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Commercial Financial Services

     Commercial Financial Services earned $51.7 million in the first quarter. For the first quarter, ROE was 15.36% and ROA was 0.80%. This business line has a loan and lease portfolio in excess of $24 billion. Commercial Financial Services provides a full range of products and services to national, middle-market and commercial real estate customers as well as certain specialty businesses, including leasing, media and precious metals. This business group also includes Fleet Capital, a national asset-based lending business that was acquired in January, 1995. For the first quarter, Commercial Financial Services earned $62.7 million and had a ROE of 18.75%, excluding the impact of purchase premiums .

Consumer Banking

     Consumer Banking earned $63.1 million in the first quarter. For the quarter, Consumer Banking had a ROE of 17.44% and a ROA of 1.70%. This business line includes retail banking, small business banking, and credit card products. This business serves as the major provider of funding for the corporation with total deposits in excess of $35 billion. These deposits are serviced through a network of more than 900 branches across Connecticut, Maine, Massachusetts, New Hampshire, New York and Rhode Island. For the first quarter, Consumer Banking earned $76.2 million and had a ROE of 21.25%, excluding the impact of purchase premiums.

Investment Services

     Investment Services earned $20.3 million in the first quarter. For the quarter, Investment Services had a ROE of 49.26% and a ROA of 4.93%. This business line includes Fleet's investment management, personal financial services and discount brokerage businesses. The investment management business includes endowment and custody services, employee benefit management and mutual funds, led by the corporation's proprietary Galaxy fund family. Currently, Investment Services has in excess of $46 billion in assets under management. For the first quarter, Investment Services earned $21.6 million and had a ROE of 52.39%, excluding the impact of purchase premiums.

Treasury

     The Treasury unit earned $35.4 million in the first quarter, had a ROE of 32.09% and a ROA of 0.62%. This business is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset/liability management (interest-rate risk) and wholesale funding needs of the corporation. During the quarter, Treasury sold $9.6 billion of securities with a resultant pretax gain of approximately $18 million. These transactions were initiated as an element of the corporation's balance sheet downsizing program in preparation for the second quarter acquisition of NatWest.

Equity Capital/Asset Collection

     The Equity Capital/Asset Collection businesses earned $15.9 million in the first quarter. For the first quarter, this unit had a ROE of 81.54% and a ROA of 30.80%. Strong quarterly earnings resulted from rising values in the equity capital units' investments. RECOLL, the principal asset collection business, recorded earnings of $0.9 million, for the quarter. This business fulfilled its contract with its sole customer (the FDIC) in January, 1996 and ceased operations by quarter-end.

All Other

     All Other includes the parent company and certain executive functions, as well as the differences between financial and economic allocation of loan loss provision, credit reserve and equity, and the mismatch unit which is used to shield the business units from interest-rate risk. During the first quarter of 1996, All Other had net income of $47 million which included $23 million (post-tax) related to branch divestiture gains.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



BALANCE SHEET ANALYSIS


     Total assets decreased from $84.4 billion at December 31, 1995 to $72.1 billion at March 31, 1996 as the aforementioned balance sheet restructuring, which was implemented in anticipation of the NatWest acquisition, reduced securities as well as wholesale time deposits and short-term debt. Additionally, the divestitures of both deposits and loans also contracted the balance sheet.


Securities
- ----------------------------------------------------------------------------------------------------
                                       March 31, 1996      December 31, 1995      March 31, 1995
                                       --------------      -----------------      --------------
                                    Amortized     Market  Amortized     Market  Amortized   Market
Dollars in millions                   Cost        Value      Cost       Value     Cost       Value

- ----------------------------------------------------------------------------------------------------
Securities available for sale:
    US Treasury and government       $  1,722   $  1,703   $  7,891   $  7,889   $  4,481  $  4,355
agencies
    Mortgage-backed securities          7,011      7,005      8,457      8,470      7,067     6,882
    Other debt securities                   1          1      1,621      1,662        408       407
- ----------------------------------------------------------------------------------------------------
      Total debt securities             8,734      8,709     17,969     18,021     11,956    11,644
- ----------------------------------------------------------------------------------------------------
   Marketable equity securities           359        389        359        393        450       460
   Other securities                       145        145        119        119        155       155
- ----------------------------------------------------------------------------------------------------
   Total securities available for    $  9,238   $  9,243    $18,447    $18,533    $12,561   $12,259
sale
- ----------------------------------------------------------------------------------------------------
Securities held to maturity:
   US Treasury and government       $         $          $          $            $  1,971  $  1,901
agencies                                  ---        ---        ---        ---
   Mortgage-backed securities             ---        ---        ---        ---      4,097     3,995
   State and municipal                    736        741        687        695        902       905
   Other debt securities                  112         83        111         87      1,780     1,704
- ----------------------------------------------------------------------------------------------------
   Total securities held to         $     848  $     824  $     798  $     782   $  8,750  $  8,505
maturity
- ----------------------------------------------------------------------------------------------------
Total securities                      $10,086    $10,067    $19,245    $19,315    $21,311   $20,764
- ----------------------------------------------------------------------------------------------------

     The amortized cost of securities available for sale decreased significantly from $18.4 billion at December 31, 1995 to $9.2 billion at March 31, 1996, as the corporation executed its balance sheet restructuring program designed to sell lower-yielding securities and use the proceeds to pay down higher-cost wholesale funds in anticipation of the NatWest acquisition. During the first quarter of 1996, the corporation sold approximately $5.8 billion of U.S. Agency securities, $1.4 billion of mortgage-backed securities, and approximately $2.4 billion of other securities. The corporation recognized $17.6 million of gains as a result of these transactions. As a result of these actions, the corporation has substantially completed the downsizing of its securities portfolio in anticipation of the NatWest acquisition. The valuation reserve on securities available for sale declined to an unrealized appreciation level of $5 million at March 31, 1996 from an unrealized appreciation level of $86 million at December 31, 1995, due to unfavorable bond markets conditions at the end of the first quarter of 1996 and gains realized during the quarter.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


Loans and Leases
  --------------------------------------------
                    March   Dec. 31, March
  Dollars in        31,         1995      31,
  millions             1996              1995
  --------------------------------------------
  Commercial and    $21,931  $23,251  $22,771
  industrial
  Lease financing     2,282    2,223    1,472
  Commercial real
  estate:
   Construction         645      606      698
  Interim/permanent   4,007    4,414    4,817
  Residential real    9,370   11,475    9,708
  estate
  Consumer            9,324    9,556   11,009
  --------------------------------------------
  Total loans and   $47,559  $51,525  $50,475
  leases
  ============================================

     Total loans and leases decreased $3.9 billion from $51.5 billion at December 31, 1995 to $47.6 billion at March 31, 1996, primarily due to $1.8 billion of divestitures as a result of the Shawmut Merger and the impact of several other programs to reduce industry and product concentrations as a result of both the Shawmut and NatWest transactions, as well as portfolio runoff.

     Commercial and industrial (C&I) loans decreased $1.3 billion, due primarily to $450 million of divestitures and several large paydowns during the quarter. Lease financing increased $59 million from December 31, 1995 to March 31, 1996, as a result of new lease originations. Commercial real estate (CRE) loans decreased $368 million from December 31, 1995 to March 31, 1996.

     Outstanding residential real estate loans secured by one-to four-family residences decreased $2.1 billion to $9.4 billion at March 31, 1996, compared to $11.5 billion at December 31, 1995. The decrease was primarily due to $1.1 billion of divestitures and the impact of other programs designed to decrease the corporation's level of residential mortgages in anticipation of the NatWest acquisition.

Consumer Loans
- -----------------------------------------
                March   Dec.    March
Dollars in      31,         31,      31,
millions           1996    1995     1995
- -----------------------------------------
Home equity      $4,467  $4,791 $  5,952
Credit card       1,674   1,588    1,515
Student loans     1,226   1,179    1,252
Installment/Other 1,957   1,998    2,290
- -----------------------------------------
Total            $9,324  $9,556  $11,009
- -----------------------------------------

     Consumer loans of $9,324 million at March 31, 1996 decreased $232 million when compared to the $9,556 million at December 31, 1995. Home equity loans decreased $324 million from December 31, 1995 to March 31, 1996 primarily due to $128 million of divestitures. Partially offsetting the decrease in consumer loans was an increase of $86 million in credit card loans from December 31, 1995, to March 31, 1996, as this portfolio continues to show strong growth, and a $47 million increase in student loans from December 31, 1995 to March 31, 1996 as a result of seasonal volume.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



Nonperforming Assets(a)
- --------------------------------------------------
Dollars in millions     C & I  CRE  ConsumerTotal
- --------------------------------------------------
Nonperforming loans
and leases:
   Current or less
than 90 days past due    $128 $  32  $    9  $169
   Noncurrent             135    59     136   330
OREO                        4    35      15    54
- --------------------------------------------------
Total NPAs
    March 31, 1996       $267  $126    $160  $553
- --------------------------------------------------
Total NPAs
    December 31, 1995    $244  $112    $143  $499
==================================================
Total NPAs
    March 31, 1995       $254  $279    $286  $819
==================================================

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($180 million, $168 million and $170 million at March 31, 1996, December 31, 1995, and March 31, 1995, respectively), or assets subject to federal financial assistance ($16 million, $28 million and $55 million at March 31, 1996, December 31, 1995, and March 31, 1995, respectively). NPAs and related ratios at March 31, 1996 and December 31, 1995 do not include $307 million and $317 million of NPAs classified as held for sale or accelerated disposition.

     Nonperforming assets (NPAs) increased $54 million from December 31, 1995 to March 31, 1996, primarily due to increases in the commercial and industrial, and residential mortgage portfolios, as well as the expiration of a portion of loans subject to federal financial assistance. NPAs at March 31, 1996, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.16% and 0.77%, respectively, compared to 0.97% and 0.59%, respectively, at December 31, 1995.

     The increase in Commercial and Industrial nonperforming assets was the result of a slight softening in the portfolio. The corporation's current view of this development is that it is transitory and does not represent a decline in overall portfolio quality. Residential mortgage nonperforming assets also increased as inflows remained consistent, but were not offset by a bulk sale as has been the case in four of the most recent twelve quarters. Additionally, the expiration of Fleet's federal financial assistance agreement that specifically related to the purchase of Eastland Bank in 1992 contributed to the increase in nonperforming assets.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


     At March 31, 1996, the recorded investment in impaired loans was $323 million, substantially all of which were on nonaccrual status, compared to $295 million at December 31, 1995. Included in this quarter's amount is $285 million of impaired loans for which the related impairment reserve is $84 million, and $38 million of impaired loans that, due primarily to charge-offs, do not have an impairment reserve. The average recorded investment in impaired loans during the quarter was $317 million.

Activity in Nonperforming Assets
- ---------------------------------------------
                     1st      4th      1st
                  Quarter Quarter  Quarter
Dollars in          1996     1995     1995
millions
- ---------------------------------------------
Balance at
beginning           $499     $771     $761
  of period
Additions            221      296      199
Acquisitions         ---      ---       46
Reductions:

Payments/interest    (88 )   (138 )   (101 )
     applied
  Returned to        (17 )    (11 )    (15 )
accrual
  Charge-offs/
     writedowns      (37 )    (84 )    (58 )
  Sales/other        (25 )    (18 )    (13 )
- ---------------------------------------------
     Total          (167 )   (251 )   (187 )
reductions
- ---------------------------------------------
Subtotal             553      816      819
Assets held for
sale or
     accelerated     ---     (317 )    ---
     disposition
- ---------------------------------------------
Balance at end of
   period           $553     $499     $819
- ---------------------------------------------

     NPA totals and related ratios do not include nonperforming assets classified as held for sale or accelerated disposition. At March 31, 1996, NPAs classified as held for sale or accelerated disposition totaled $307 million as follows:

Nonperforming Assets Held for Sale or
Accelerated Disposition(a)
- ---------------- -------- -------- ------ -----
                 Commer-  Commer-
                 cial     cial      Con-
Dollars in       and         Real  sumer  Total
millions         IndustrialEstate
- ---------------- -------- -------- ------ -----
Nonaccrual
loans                $46      $63   $176  $285
   and leases
OREO                 ---      ---     22    22
- ---------------- -------- -------- ------ -----
Total March
31, 1996             $46      $63   $198  $307
- ---------------- -------- -------- ------ -----
Total December
31, 1995             $46      $77   $194  $317
- ---------------- -------- -------- ------ -----

(a) Nonperforming assets held for sale or accelerated disposition do not include loans greater than 90 days past due and still accruing interest ($19 million and $30 million at March 31, 1996 and December 31, 1995, respectively).

     Nonperforming assets held for sale or accelerated disposition decreased from $317 million at December 31, 1995 to $307 million at March 31, 1996. The decrease of $10 million is due to loan sales and payoffs in the commercial real estate area offset by the migration of consumer loans from the ninety day past due and still accruing interest category to nonaccrual. The commercial and industrial, and commercial real estate loans included as nonperforming assets held for sale or accelerated disposition are primarily loans originated by the corporation's banking franchise, while consumer loans were predominantly loans originated by Fleet Finance, the corporation's consumer finance subsidiary, that is currently held for sale as it no longer fits the core strategic business plan of the corporation.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



Reserve for Credit Loss Activity
- ---------------------------------------------
Three months ended March
31,                         1996     1995
Dollars in millions
- ---------------------------------------------
Balance at beginning of   $1,321   $1,496
year Provision charged to     35       20
income Loans and leases
charged off                  (83 )    (83 )
Recoveries of loans and
leases charged off            23       24
Acquisition/other             (9 )     68
- ---------------------------------------------
Balance at end of period  $1,287   $1,525
- ---------------------------------------------
Ratios of net
charge-offs to              0.49 %   0.49  %
   average loans and
leases
- ---------------------------------------------
Ratios of reserve for
credit losses to
  period-end                2.71     3.02
loans and
   leases
- ---------------------------------------------
Ratio of reserve for
credit losses to period-end  233      186
NPAs
- ---------------------------------------------
Ratio of  reserve for
credit losses to period-end  258      212
nonper-forming loans and
leases
- ---------------------------------------------

     Fleet's reserve for credit losses decreased $238 million from March 31, 1995, to $1,287 million at March 31, 1996. The first quarter 1996 provision for credit losses was $35 million, $15 million higher than the prior year's first quarter. Net charge-offs of $60 million remained relatively unchanged for the first quarter of 1996 when compared to the same period in 1995. Slight improvement of Fleet's credit quality ratios was noted when comparing the first quarter of 1996 results to the same period of 1995 as nonperforming asset levels have decreased over that period, primarily as a result of the reclassification of certain nonperforming assets to held for sale or accelerated disposition.

Funding Sources
- --------------------    --------- -------- ---------
Dollars in              March     Dec.     March
millions                31, 1996  31, 1995 31, 1995
- -----------------       --------- -------- ---------
 Deposits:
  Demand                 $10,485  $12,305   $10,045
  Regular
savings,
     NOW, money
     market               21,783   22,835    23,077
  Time:
     Domestic             16,163   17,554    16,896
     Foreign               1,690    4,428     3,417
- -----------------       --------- -------- ---------
Total deposits            50,121   57,122    53,435
- -----------------       --------- -------- ---------
Short-term
borrowed funds:
  Federal funds
  purchased                  552    4,461     3,631

  Securities
  sold under
  agreements to
  repurchase               3,258    2,964     6,584
  Commercial
    paper                  1,399    2,138     1,215
  Other                    1,964    3,006     2,533
- -----------------       --------- -------- ---------
  Total short-
     term borrowed         7,173   12,569    13,963
     funds
- -----------------       --------- -------- ---------
Long-term debt             6,000    6,481     6,587
- -----------------       --------- -------- ---------
Total                    $63,294  $76,172   $73,985
- -----------------       --------- -------- ---------

     Total deposits decreased $7.0 billion at March 31, 1996, when compared to December 31, 1995 primarily due to a reduction of $3.2 billion of higher-cost wholesale time deposits related to the balance sheet restructuring program and $2.3 billion of deposits divested as a condition to regulatory approval of the Shawmut Merger. Deposits were divested across all deposit categories and included $300 million of demand deposits, $1.1 billion of savings deposits, and $900 million of time deposits. Demand deposits also declined from year end due to seasonally high balances at December 31, 1995.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



     Total short-term borrowed funds decreased $5.4 billion at March 31, 1996, compared to December 31, 1995, primarily due to utilizing the proceeds from the sales of securities to pay down borrowed funds. Long-term debt decreased $481 million from year end due to scheduled maturities and early retirements.

ASSET AND LIABILITY MANAGEMENT

     The Asset/Liability Management process at Fleet ensures that the risk to earnings from changes in interest rates is prudently managed.

     The corporation analyzes interest-rate sensitivity through sophisticated asset/liability simulation models. Simulation analysis provides a dynamic and detailed analysis of the earnings sensitivity of the balance sheet. Simulation analyses are used to examine the earnings impact of immediate interest-rate "shocks", gradual interest rate "ramps", yield curve "twists", as well as numerous other forecasted or planned scenarios. Within each scenario, the analysis incorporates what management believes to be the most reasonable assumptions about such variables as the prepayment rates on mortgages and the repricing of noncontractual deposits.

     Utilizing a 200 basis point immediate rate shock, the most recent earnings simulation projects net interest income for the next twelve months would decrease by less than 1% if rates changed by plus or minus 200 basis points. The projection is within the corporation's policy limit of 7.5%.

     Interest-rate gap analysis provides a static analysis of the repricing characteristics of the entire balance sheet. The following table represents the corporation's interest-rate gap position on March 31, 1996.


Interest-Rate Gap Analysis
- ---------------------------------------------------------------------------------------------
                                             Cumulatively Repriced Within
- ---------------------------------------------------------------------------------------------
March 31, 1996
Dollars in millions               3 months   4 to 12    12 to 24  2 to 5   After 5
by repricing date                  or less    months     months   years     years    Total
- ---------------------------------------------------------------------------------------------
Total Assets                       $35,970   $10,265    $4,620    $11,291   $9,977  $72,123
Total Liabilities                   29,056    12,509     6,737     6,787    17,034   72,123
Net Off Balance Sheet               (6,477 )   1,188     1,794     3,981      (486 )    ---
- ---------------------------------------------------------------------------------------------

Periodic Gap                           437    (1,056 )    (323 )   8,485    (7,543 )    ---
Cumulative Gap                         437      (619 )    (942 )   7,543       ---      ---
Cumulative Gap as a percent of         0.6 %    (0.9 )%   (1.3 )%   10.5  %
Total Assets
- ---------------------------------------------------------------------------------------------
Cumulative Gap as a percent of
    Total Assets at December 31,       2.4 %     2.1 %     1.4 %     9.6  %
1995
- ---------------------------------------------------------------------------------------------

     At March 31, 1996, the corporation's one year cumulative gap was 0.9% liability sensitive. This relatively neutral position represents a decline from the 2.1% asset sensitive position reported on December 31, 1995. Fleet's one year cumulative gap guideline is plus or minus 10% of total assets.

     The most significant factors which affected the interest-rate risk position in the first quarter included the divestiture of loans and deposits related to the Shawmut Merger, investment portfolio programs to reduce and restructure the investment portfolio prior to the NatWest acquisition, and the execution of interest-rate swaps to offset the change in interest-rate risk resulting from these divestitures and portfolio sales. In its management of these and other factors influencing the current environment, the corporation has targeted a strategy to maintain a relatively neutral interest-rate risk position.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


     The corporation uses interest-rate instruments to manage interest-rate risk within management guidelines limiting risk to earnings. Since interest-rate instruments are used to manage the interest-rate risk of specific assets and liabilities, the analysis considers the interest-rate sensitivity of specific portfolios, as well as the sensitivity of the entire balance sheet.

     Derivative instruments totaling $16.7 billion (notional amount) are being used for interest-rate risk-management purposes. These derivative instruments consist primarily of interest-rate swaps.

Interest-Rate Risk-Management Instrument Analysis
- --------------------------------------------------------------------------------------------------------------
                                                                    Weighted
                                                 Assets/            Average          Weighted Average
March 31, 1996                       Notional    Liabilities        Maturity Fair          Rate
Dollars in millions                     Value    Hedged             (Years) Value    Receive  Pay
- --------------------------------------------------------------------------------------------------------------
Interest-rate risk management swaps:
Receive fixed/pay variable           $  3,932    Variable rate
                                                 loans
                                                 Fixed rate
                                        2,462    deposits
                                                 Short-term
                                          635    borrowings
                                        1,149    Long-term debt
                                     ---------
                                        8,178                          2.4   $(15 )    6.68 %     6.10 %
- -------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable              1,785    Short-term            2.0    (27 )    5.15       5.47
                                                 borrowings
- -------------------------------------------------------------------------------------------------------------
Basis swaps                                85    Deposits
                                        1,115    Long-term debt
                                        3,092    Securities
                                     ---------
                                        4,292                          2.1     (8 )    5.58       5.57
- -------------------------------------------------------------------------------------------------------------
Index-amortizing swaps receive          1,467    Variable rate         1.0     (1 )    5.15       5.47
fixed/pay variable                               loans
- -------------------------------------------------------------------------------------------------------------
Total interest-rate swaps             $15,722                                $(51 )    6.06 %     5.83 %
- -------------------------------------------------------------------------------------------------------------

Total other instruments(a)                962    Short-term            0.8      6       --- (b)    --- (b)
                                                 borrowings
- -------------------------------------------------------------------------------------------------------------
Total interest-rate instruments       $16,684                          2.0   $(45 )    6.06 %     5.83 %
=============================================================================================================

(a)  Other instruments include interest rate caps and floors.

(b)  Average rates are not meaningful for interest rate caps and floors.

     At March 31, 1996, the corporation had approximately $15.7 billion of interest-rate swaps outstanding for interest-rate risk-management purposes. In addition to interest-rate swap agreements, the corporation utilizes interest-rate cap and floor agreements to manage the interest-rate risk. Interest-rate cap and floor agreements are similar to interest-rate swap agreements except that interest payments are only made or received if current interest rates rise above/below a predetermined interest rate. At March 31, 1996, the corporation has approximately $962 million in notional amounts of purchased interest-rate cap and floor agreements.

     The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of March 31, 1996, the corporation has net deferred income of $30.2 million relating to terminated interest-rate contracts, which will be amortized over the remaining life of the underlying interest-rate contracts of approximately 3 years.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS



     The interest-rate risk-management instrument activity for the three months ended March 31, 1996 is summarized in the following table (all amounts are notional amounts):

======================================================================================
Interest-Rate Risk-Management Instrument Activity
======================================================================================
                                     Interest-Rate Swaps
                             -------------------------------------
                               Receive   Pay-            Index-     Other
Dollars in millions             Fixed   Fixed   Basis  Amortizing Instruments   Total
- --------------------------------------------------------------------------------------
Balance at December 31, 1995  $5,776   $1,885  $2,742     $2,038       $766     $13,207
  Additions                    2,772      ---   1,550        ---        196      4,518
  Maturities                    (370 )   (100 )   ---       (571 )      ---     (1,041)
  Terminations                   ---      ---     ---        ---        ---        ---
- --------------------------------------------------------------------------------------
Balance at March 31, 1996     $8,178   $1,785  $4,292     $1,467       $962    $16,684
- --------------------------------------------------------------------------------------

     The maturities of the interest-rate risk-management instruments are shown in the following table:

Maturities of the Interest-Rate Risk-Management Instruments

- --------------------------------------------------------------------------------------
March 31, 1996          Within   1 to 2   2 to 3  3 to 4   4 to 5  After 5
Dollars in millions     1 year    Years   Years    Years   Years    Years   Total
- --------------------------------------------------------------------------------------
Notional amounts:
Interest-rate swaps
Receive-fixed           $   726   $2,404  $3,612  $   457    $699     $280  $8,178
Pay-fixed                   455      660     ---      650     ---       20   1,785
Basis                       735    1,045   2,512      ---     ---      ---   4,292
Index-amortizing          1,267      ---     200      ---     ---      ---   1,467
- --------------------------------------------------------------------------------------
Total interest-rate
   swaps                 $3,183   $4,109  $6,324   $1,107    $699     $300  $15,722
- --------------------------------------------------------------------------------------
Other interest-rate
   instruments              300      512     150      ---     ---      ---     962
- --------------------------------------------------------------------------------------
Total interest-rate
   instruments           $3,483   $4,621  $6,474   $1,107    $699     $300  $16,684
- --------------------------------------------------------------------------------------


     Mortgage Servicing Rights Prepayment Risk-Management. The corporation also uses interest-rate contracts to manage the prepayment risk associated with the corporation's mortgage servicing portfolio. The value of the corporation's mortgage servicing portfolio may be adversely impacted if mortgage interest rates decline and actual or estimated loan prepayments increase. As a result, the carrying value of the corporation's mortgage servicing rights are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. To mitigate the risk related to adverse changes in interest rates and the potential resultant impairment to MSRs, the corporation holds interest-rate contracts (primarily purchased interest-rate floor contracts and purchased-call option contracts on US Treasury securities). During the first quarter of 1996, such contracts were designated as hedges, and changes in the value, net of amortization, were recorded as adjustments to the carrying value of the underlying assets. At March 31, 1996, unrecognized losses of $45 million had been recorded as adjustments to the carrying value of the underlying assets. Investments in interest-rate contracts are amortized over the life of the contracts and are included as a component of mortgage servicing rights amortization.

        PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Mortgage Servicing Rights Prepayment Risk- Management Instruments
- -----------------------------------------------
              InteresInterest-Purchased
March 31,      Rate   Rate     Call
1996          Floors  Caps    Options   Total
Dollars in
millions
- -----------------------------------------------
Balance at
Decem-        $5,885 $  200    $  825   $6,910
   ber 31,
1995
    Additions  1,075    ---     1,255    2,330
                 ---    ---      (300 )   (300 )
Maturities
                 ---    ---      (900 )   (900 )
Terminations
- -----------------------------------------------
Total         $6,960 $  200    $  880   $8,040
- -----------------------------------------------
Fair value    $ 28.7 $ (0.6 )  $  0.2   $ 28.3
- -----------------------------------------------
Average
maturity        4.18   4.27       0.25    3.75
   (years)
- -----------------------------------------------

     The above instruments are used in an effort to protect the economic value of the corporation's mortgage servicing rights. Interest-rate caps and floors have a strike price that are indexed to the 5 to 10 year constant maturity treasury rate. Purchased-call options consist of option contracts on long-term US Treasury securities. The following table presents the maturity of the mortgage servicing rights prepayment risk-management instruments.

Maturities of the Mortgage Servicing Rights
Prepayment Risk-Management Instruments
- --------------- -------- ----- ------ -------
March 31, 1996  Within   3 to 4 4 to 5
Dollars in      1 Year   Years  Years  Total
millions
- --------------- -------- ----- ------ -------
Interest-rate    $  ---  $700  $6,260 $6,960
floors
Interest-rate       ---   ---    200     200
caps
Purchased call
   options          880   ---    ---     880
- --------------- -------- ----- ------ -------
Total              $880  $700  $6,460 $8,040
- --------------- -------- ----- ------ -------

LIQUIDITY

     The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, excluding Fleet Mortgage, funds from the parent for liquidity. During the first quarter of 1996, the parent received $249 million in interest and dividends from subsidiaries and paid $175 million in interest and dividends to third parties. Dividends paid by the corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historical earnings.

     As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $547 million during the three month period ended March 31, 1996. This increase was due to cash provided by investing activities of $12.8 billion and cash provided by operating activities of $253 million, offset by cash used in financing activities of $12.5 billion. Net cash provided by investing activities was attributable to a net decrease in securities primarily due to balance sheet restructuring in preparation for the NatWest acquisition and a net decrease in loans. Net cash used in financing activities was due to a decrease in deposits of $7.0 billion relating primarily to balance sheet restructuring and divestitures and a $5.4 billion paydown of short-term borrowings from cash generated from the balance sheet restructuring, offset by the corporation issuing $425 million in preferred stock.

     FMG had a separate funding program that included a revolving-warehouse credit agreement of $1.8 billion at March 31, 1996. FMG had $1.0 billion outstanding under the credit agreement at March 31, 1996, compared to $425 million at December 31, 1995. FMG also had a shelf registration that provided for the issuance of debt securities and at March 31, 1996, $100 million of debt securities were available for future issuance. FMG sold commercial paper to fund short-term needs. At March 31, 1996, FMG had commercial paper outstanding of $784 million compared to $1.4 billion at December 31, 1995.

     On May 1, 1996, FMG became a subsidiary of a Fleet bank affiliate and as a result, it is anticipated that substantially all future funding will be provided by such bank. FMG's revolving credit agreement will be paid off and canceled, and all other debt is expected to be paid as it matures.

     At March 31, 1996 and December 31, 1995, the parent company had commercial paper outstanding of $615 million and $772 million, respectively. The corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under these agreements was $1.0 billion at both March 31, 1996 and December 31, 1995, with no outstanding balance under these lines of credit.

     Fleet has a universal shelf registration that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $1,488 million at March 31, 1996. Subsequent to March 31, 1996, the corporation issued $175 million of 6.60% preferred stock, $300 million of 7.125% subordinated debt, and $85 million of medium-term notes with interest rates ranging from 7.30% to 7.50%. These issuances further reduced the amounts available under the universal shelf registration to $928.4 million.

CAPITAL
- -----------------------------------------------
               March       Dec.      March
                 31,        31,        31,
                 1996       1995      1995
- -----------------------------------------------
Risk-adjusted
   assets       $63,676    $69,384   $63,987
Tier 1
risk-based
  capital (4%      9.18 %    7.62  %    8.45 %
mini-
  mum)
Total
risk-based
   capital        13.02     11.29      12.47
(8%
   minimum)
Leverage ratio     7.90      6.41       6.83
Common
equity-            8.35      7.07       6.70
   to- assets
Total
equity-to-         9.49      7.54       7.53
   assets
Tangible total
   equity-         8.13      6.30       6.44
to-assets
Capital in
excess of
  minimum
reuire-
  ments:
    Tier 1
risk-            $3,298    $2,507    $2,849
       based
    Total         3,198     2,280     2,862
risk-based
    Leverage      2,886     1,983     2,241
- -----------------------------------------------

     At March 31, 1996, the corporation exceeded all regulatory required minimum capital ratios. The corporation's ratios exceeded December 31, 1995 due to the issuance of additional preferred stock. Decreased risk-adjusted assets reflects the divestiture of assets related to the Shawmut Merger. The corporation anticipates that the capital ratios will decrease from March 31, 1996 levels as a result of the consummation of the NatWest acquisition on May 1, 1996; however, such ratios are still expected to exceed minimum regulatory required levels.

RECENT ACCOUNTING DEVELOPMENTS

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the corporation adopted on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held, be reviewed for impairment whenever management becomes aware of events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable. An impairment loss based on the fair value of the asset is recognized if the expected cash flows from the use and eventual disposition of the asset, on an undiscounted basis and without interest charges, are less than the carrying amount of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported at the lower of the carrying amount or fair value less cost to sell, except for assets being disposed of in connection with the disposal of a segment of a business, which will continue to be reported at the lower of the carrying amount or net realizable value. Adoption of this statement did not have a material impact on the corporation or its results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options and similar equity instruments. This statement also permits companies to continue to measure compensation costs for these plans using the current accounting method which is intrinsic value based. Companies that elect to continue to use the intrinsic value method must provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. This standard is effective for the year ended December 31, 1996. The corporation continues to use the intrinsic value based method of accounting and will provide the additional disclosure on the pro forma impact of the fair value based method under SFAS No. 123 in the 1996 annual report for awards granted in both 1995 and 1996.

PART II. ITEM 6.

(a)  Exhibit Index
                                                                        Page of
    Exhibit                                                              this
     Number                                                              Report
    -------                                                             -------
        4       Instruments defining the right of security holders,
                including                                                  *
                debentures
       11       Statement re-computation of per share earnings             28
       12       Statement re-computation of ratios                         29
       27       Financial data schedule                                    31

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

      (b) Twelve Form 8-K's were filed during the period from January 1, 1996 to the date of the filing of this report. - Current Report on Form 8-K dated January 17, 1996 announcing 1995 and fourth quarter earnings.
           - Current Report on Form 8-K dated January 19, 1996 filing its Supplemental Consolidated Financial Statements.
           - Current Report on Form 8-K dated February 8, 1996 filing the Unaudited Pro Forma Combined Financial Statements and NatWest historical financial statements, both as of September 30, 1995, and notes thereto, in connection with the NatWest Merger.
           - Current Report on Form 8-K dated February 21, 1996, reporting the issuance and sale of (a) 11,000,000 Depositary Shares, each representing a one-tenth interest in a share of Registrant's Series V 7.25% Perpetual Preferred Stock at a purchase price of $25 per Depositary Share and (b) 3,000,000 Depositary Shares, each representing a one-fifth interest in a share of Registrant's Series VI 6.75% Perpetual Preferred Stock at a purchase price of $50 per Depositary Share.
           - Current Report on Form 8-K dated March 15, 1996, filing the Unaudited Pro Forma Combined Financial Statements as of December 31, 1995, and notes thereto, in connection with the NatWest Merger, and the Registrant's 1995 historical financial statements and notes thereto, management's discussion and analysis, and selected financial highlights, as amended by a Form 8-K/A dated April 5, 1996.
           - Current Report on Form 8-K dated March 25, 1996, filing the Consolidated Financial Statements of NatWest as of December 31, 1995.
           - Current Report on Form 8-K dated March 26, 1996, reporting the issuance and sale of 3,500,000 Depositary Shares, each representing a one-fifth interest in a share of Series VII Fixed/Adjustable Rate Cumulative Preferred stock at a purchase price of $50 per Depositary Share.

           - Current Report on Form 8-K dated March 27, 1996, reporting the closing of Fleet's medium-term note programs, Series J and K.
           - Current Report on Form 8-K dated April 1, 1996, reporting the merger of the southern New England national banks and litigation relating thereto.
           - Current Report on Form 8-K dated April 15, 1996, reporting the issuance and sale of $300 million 7 1/8% Subordinated Notes due April 15, 2006.
           - Current Report on Form 8-K dated April 17, 1996, announcing 1996 first quarter earnings.
           - Current Report on Form 8-K dated May 1, 1996, the closing of the NatWest acquisition.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Fleet Financial Group, Inc.
                           ----------------------------
                                  (Registrant)




                              /s/ Eugene M. McQuade
                           ----------------------------
                                Eugene M. McQuade
                            Executive Vice President
                             Chief Financial Officer





                             /s/ Robert C. Lamb, Jr.
                           ----------------------------
                               Robert C. Lamb, Jr.
                            Chief Accounting Officer
                                   Controller









DATE:  May 10, 1996