Form 10-Q
period 1996-06-30
FLEET FINANCIAL GROUP INC
filed 1996-08-14
CIK 50341

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _________   TO  ________

                          COMMISSION FILE NUMBER 1-6366

                           FLEET FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  RHODE ISLAND                               05-0341324
 (State or other jurisdiction of incorporation              (IRS Employer
                or organization)                         Identification No.)

               ONE FEDERAL STREET
             BOSTON, MASSACHUSETTS                              02110
    (Address of principal executive office)                  (Zip Code)

                                 (617) 292-2000
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES             X               NO
                     -----------------            ---------------

The number of shares of common stock of the Registrant outstanding as of July 31, 1996 was 262,518,541.

===============================================================================
===============================================================================

                           FLEET FINANCIAL GROUP, INC.
                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 1996
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT



                                                                  PAGE
                                                                  ----
PART I. ITEM 1. FINANCIAL INFORMATION

      Consolidated Statements of Income

           Three Months Ended June 30, 1996 and 1995                 3
           Six Months Ended June 30, 1996 and 1995                   4

      Consolidated Balance Sheets

            June 30, 1996 and December 31, 1995                      5

      Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended June 30, 1996 and 1995                   6

      Consolidated Statements of Cash Flows

            Six Months Ended June 30, 1996 and 1995                  7

      Condensed Notes to Consolidated Financial Statements           8

PART I. ITEM 2.

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10

PART II.                                                             27

SIGNATURES                                                           30

EXHIBITS                                                             31

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

- -------------------------------------------------------------------------------------
For the three months ended June 30
Dollars in millions, except share data                        1996              1995
- -------------------------------------------------------------------------------------
Interest and fees on loans and leases                       $1,283            $1,197
Interest on taxable securities                                 185               330
Interest on tax-exempt securities                                9                12
- -------------------------------------------------------------------------------------
      Total interest income                                  1,477             1,539
- -------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    429               432
   Short-term borrowings                                        89               222
   Long-term debt                                              104               121
- -------------------------------------------------------------------------------------
      Total interest expense                                   622               775
- -------------------------------------------------------------------------------------
Net interest income                                            855               764
- -------------------------------------------------------------------------------------
Provision for credit losses                                     48                28
- -------------------------------------------------------------------------------------
Net interest income after provision for credit                 807               736
losses
- -------------------------------------------------------------------------------------
Noninterest income:
   Service charges, fees, and commissions                      146               124
   Mortgage banking                                            133               140
   Investment services revenue                                  93                78
   Student loan servicing fees                                  22                15
   Securities available for sale gains                          20                 4
   Gain from branch divestitures                                32               ---
   Other                                                       103               115
- -------------------------------------------------------------------------------------
      Total noninterest income                                 549               476
- -------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                          411               365
   Occupancy                                                    75                61
   Equipment                                                    68                51
   Mortgage servicing rights amortization                       48                46
   Legal and other professional                                 35                21
   Intangible asset amortization                                30                26
   Marketing                                                    24                22
   Telephone                                                    23                16
   Printing and mailing                                         17                14
   FDIC assessment                                               2                29
   Merger-related charges                                      ---                14
   Other                                                       152               132
- -------------------------------------------------------------------------------------
      Total noninterest expense                                885               797
- -------------------------------------------------------------------------------------
Income before income taxes                                     471               415
Applicable income taxes                                        193               161
- -------------------------------------------------------------------------------------
Net income                                                 $   278           $   254
- -------------------------------------------------------------------------------------
Net income applicable to common shares                     $   258           $   244
- -------------------------------------------------------------------------------------
Fully diluted weighted average common shares           269,463,179       268,924,178
outstanding                                                $  0.96           $  0.91
Fully diluted earnings per share                              0.43              0.40
Dividends declared

- -------------------------------------------------------------------------------------
        See accompanying Condensed Notes to Consolidated Financial Statements.

                                       3

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

- -------------------------------------------------------------------------------------
For the six months ended June 30
Dollars in millions, except share data                        1996              1995
- -------------------------------------------------------------------------------------
Interest and fees on loans and leases                       $2,427            $2,300
Interest on taxable securities                                 369               663
Interest on tax-exempt securities                               18                23
- -------------------------------------------------------------------------------------
      Total interest income                                  2,814             2,986
- -------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                    831               822
   Short-term borrowings                                       196               408
   Long-term debt                                              208               236
- -------------------------------------------------------------------------------------
      Total interest expense                                 1,235             1,466
- -------------------------------------------------------------------------------------
Net interest income                                          1,579             1,520
- -------------------------------------------------------------------------------------
Provision for credit losses                                     84                48
- -------------------------------------------------------------------------------------
Net interest income after provision for credit losses        1,495             1,472
- -------------------------------------------------------------------------------------
Noninterest income:
   Service charges, fees, and commissions                      265               247
   Mortgage banking                                            257               243
   Investment services revenue                                 181               157
   Student loan servicing fees                                  44                30
   Securities available for sale gains                          38                 5
   Gain from branch divestitures                                92               ---
   Other                                                       192               198
- -------------------------------------------------------------------------------------
      Total noninterest income                               1,069               880
- -------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                          758               726
   Occupancy                                                   136               124
   Equipment                                                   125               101
   Mortgage servicing rights amortization                       89                70
   Legal and other professional                                 58                40
   Intangible asset amortization                                56                48
   Marketing                                                    45                42
   Telephone                                                    39                31
   Printing and mailing                                         34                28
   FDIC assessment                                               4                58
   Merger-related charges                                      ---                50
   Other                                                       299               245
- -------------------------------------------------------------------------------------
      Total noninterest expense                              1,643             1,563
- -------------------------------------------------------------------------------------
Income before income taxes                                     921               789
Applicable income taxes                                        379               309
- -------------------------------------------------------------------------------------
Net income                                                 $   542           $   480
- -------------------------------------------------------------------------------------
Net income applicable to common shares                     $   510           $   462
- -------------------------------------------------------------------------------------
Fully diluted weighted average common shares           269,275,176       266,757,158
outstanding                                                 $ 1.89            $ 1.73
Fully diluted earnings per share                              0.86              0.80
Dividends declared
- -------------------------------------------------------------------------------------

        See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

- ---------------------------------------------------------------------------------------------------
                                                                       June 30,      December 31,
Dollars in millions, except share data                                     1996              1995
- ---------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                     $  7,048          $  4,566
Securities available for sale                                            10,452            18,533
Securities held to maturity (market value: $950 and $782)                   963               798
Loans and leases                                                         59,093            51,525
Reserve for credit losses                                                (1,597)           (1,321)
- ---------------------------------------------------------------------------------------------------
        Net loans and leases                                             57,496            50,204
- ---------------------------------------------------------------------------------------------------
Mortgages held for resale                                                 1,860             2,005
Intangible assets                                                         1,773             1,116
Mortgage servicing rights                                                 1,543             1,276
Premises and equipment                                                    1,295               991
Other assets                                                              5,298             4,943
- ---------------------------------------------------------------------------------------------------
        Total assets                                                    $87,728           $84,432
- ---------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Demand                                                               $17,527           $12,305
   Regular savings, NOW, money market                                    28,801            22,835
   Time                                                                  21,817            21,982
- ---------------------------------------------------------------------------------------------------
        Total deposits                                                   68,145            57,122
- ---------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements              2,756             7,425
  to repurchase
Other short-term borrowings                                               1,881             5,144
Accrued expenses and other liabilities                                    2,516             1,895
Long-term debt                                                            5,303             6,481
- ---------------------------------------------------------------------------------------------------
        Total liabilities                                                80,601            78,067
- ---------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                           1,003               399
Common stock (shares issued: 263,401,007 in 1996 and
  262,864,257 in 1995; shares outstanding: 263,401,007
  in 1996 and 262,721,926 in 1995)                                            3                 3

Common surplus                                                            3,142             3,149
Retained earnings                                                         3,023             2,768
Net unrealized gain (loss) on securities                                    (44)               52
Less: Treasury stock, at cost, 142,331 shares in 1995                       ---                (6)
- ---------------------------------------------------------------------------------------------------
        Total stockholders' equity                                        7,127             6,365
- ---------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                      $87,728           $84,432
- ---------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.


                                            FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  ------------------------------------------------------------------------------------------------------------
                                                        Common                     Net
                                                        Stock                   Unrealized
  Six  months ended June 30                  Preferred $.01(a)  Common Retained Gain(Loss)  Treasury
  Dollars in millions, except share data       Stock      Par   SurplusEarnings on Securities Stock   Total
  ------------------------------------------------------------------------------------------------------------
1995
- ------
Balance at December 31, 1994                   $557      $244   $2,612  $2,719       $(411)  $(250)  $5,471
Net income                                                                 480                          480
Cash dividends declared on common stock
   ($0.80 per share)                                                      (113)                        (113)
Cash dividends declared on preferred stock                                  (5)                          (5)
Cash dividends declared by pooled company
  prior to merger                                                          (68)                         (68)
Issuance of preferred stock                     125                                                     125
Common stock issued in connection with:
    Employee benefit plans                                          47      (4)                 27       70
    Acquisition of Northeast Federal Corp                   6      187                                  193
Treasury stock issued in connection with
    the acquisition of NBB Bancorp, Inc.                           (17)    (21)                234      196
Adjustment of valuation reserve for
  securities available for sale                                                        447              447
Treasury stock purchased                                                                      (106)    (106)
Other, net                                                          (3)      5         (54)     (6)     (58)
- --------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                       $682      $250   $2,826  $2,993       $ (18)  $(101)  $6,632
- --------------------------------------------------------------------------------------------------------------

1996
- ----
Balance at December 31, 1995                   $399     $   3   $3,149  $2,768       $  52  $  (6)   $6,365
Net income                                                                 542                          542
Cash dividends declared on common  stock
   ($0.86 per share)                                                      (226)                        (226)
Cash dividends declared on preferred stock                                 (32)                         (32)
Issuance of preferred stock, net of
  issuance cost                                 600                (15)                                 585
Common stock issued in connection with:
     Employee benefit plans                                         36     (21)                 16       31
     Warrants                                                       15                                   15
Adjustment of valuation reserve for
  securities available for sale                                                       (96)              (96)
Other, net                                        4                (43)     (8)                (10)     (57)
- --------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                     $1,003     $   3   $3,142  $3,023       $(44)  $  ---   $7,127
- --------------------------------------------------------------------------------------------------------------



(a) During the fourth quarter of 1995, the corporation changed the par value of its common stock from $1 per share to $.01 per share.

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------
Six  months ended June 30
Dollars in millions                                              1996           1995
- --------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    542       $    480
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment         90             81
   Amortization of mortgage servicing rights and other
     intangible assets                                            145            118
   Provision for credit losses                                     84             48
   Deferred income tax expense                                    122             80
   Securities gains                                               (38)            (5)
   Gain from branch divestitures                                  (92)           ---
   Merger-related charges                                         ---             50
Originations and purchases of mortgages held for resale       (10,367)        (3,714)
Proceeds from sales of mortgages held for resale               11,332          2,789
(Increase) decrease in trading account assets                     (58)            32
(Increase) decrease in accrued receivables, net                  (127)             9
Increase (decrease) in accrued liabilities, net                     7           (438)
Other, net                                                      1,081            215
- --------------------------------------------------------------------------------------
   Net cash provided (used) by operating activities             2,721           (255)
- --------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                     (4,960)        (7,500)
Proceeds from sales of securities available for sale           13,037          8,861
Proceeds from maturities of securities available for sale       3,597            695
Purchases of securities held to maturity                         (622)          (415)
Proceeds from maturities of securities held to maturity           504          1,027
Loans made to customers, nonbanking subsidiaries                 (773)          (519)
Principal collected on loans made to customers,
  nonbanking subsidiaries                                         497            415
Net cash and cash equivalents received (paid) for
  businesses acquired                                           2,386         (2,816)
Loans purchased from third parties                               (268)          (272)
Proceeds from sales of loans                                      307            117
Divestiture of loans                                            1,773            ---
Net (increase) decrease in loans and leases, banking
  subsidiaries                                                  1,826         (1,541)
Acquisition of minority interest in subsidiary                    ---           (158)
Purchases of premises and equipment                               (62)           (79)
Purchases of mortgage servicing rights                           (146)          (262)
- --------------------------------------------------------------------------------------
   Net cash provided (used) by investing activities            17,096         (2,447)
- --------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                       (5,066)        (4,662)
Divestiture of deposits                                        (2,349)           ---
Net increase (decrease) in short-term borrowings               (9,094)         3,292
Proceeds from issuance of long-term debt                          446          1,909
Repayments of long-term debt                                   (1,669)        (1,158)
Proceeds from the issuance of common stock                         46             70
Proceeds from the issuance of preferred stock                     585            125
Cash dividends paid                                              (234)          (181)
- --------------------------------------------------------------------------------------
   Net cash used by financing activities                      (17,335)          (605)
- --------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            2,482         (3,307)
- --------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period            4,566          8,570
- --------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                $ 7,048        $ 5,263
- --------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements

                                  FLEET FINANCIAL GROUP, INC.
                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1996


NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet", "FFG", or "corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 1995. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the six months ended June 30, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS

     On May 1, 1996, the corporation purchased from National Westminster Plc, the three main operating subsidiaries of NatWest Bancorp; NatWest Bank, N.A., NatWest (Delaware), and NatWest Services, Inc. These three operating entities comprised NatWest Bank, National Association ("NatWest Bank"). The agreement also specified that certain assets and liabilities of NatWest Bank be retained by NatWest Bancorp. NatWest Bank continues its existence under the name Fleet Bank, National Association ("Fleet Bank, N.A."). In accordance with the NatWest Merger Agreement, Fleet may pay a purchase price of up to $3.26 billion consisting of an immediate payment of $2.7 billion and an earnout payment (the "Earnout") of up to $560 million over the next eight years. The Earnout will be based on the level of earnings of Fleet Bank, N.A. during such period. The acquisition of NatWest Bank contributed approximately $12.9 billion and $17.5 billion of loans and deposits, respectively, and was accounted for using the purchase method of accounting. Goodwill of approximately $660 million was recorded in connection with this transaction and is being amortized on a straight-line basis over 15 years.

     In connection with the NatWest acquisition, Fleet substantially restructured its balance sheet to replace lower-yielding assets, primarily securities, with higher-earning assets, primarily loans, acquired from NatWest and replaced higher-cost purchased funding with lower-cost core deposits acquired from NatWest. The acquisition of NatWest added approximately 300 branches in New York and New Jersey.

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

     The information below presents, on a pro forma basis, certain historical financial information for the corporation, adjusted for each of the NatWest, NBB, Barclays, Plaza, FMG and Northeast transactions as if such transactions had been consummated on January 1, 1995.

                                  FLEET FINANCIAL GROUP, INC.
                      CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1996




PRO FORMA RESULTS
- ------------------------------------------------------
Six months ended June 30, 1996
(Dollars in millions,
except per share data)                1996(a)   1995
- ------------------------------------------------------
PRO FORMA-FLEET, NATWEST, NBB,
BARCLAYS, PLAZA, FMG AND NORTHEAST
Net income                            $484      $567
Net income applicable to common
  stockholders                         445       527
Net income per common share           1.65      1.95
- ------------------------------------------------------
CORPORATION AS REPORTED
Net income                           $ 542     $ 480
Net income applicable to common
  stockholders                         510       462
Net income per common share           1.89      1.73
- ------------------------------------------------------
(a) Includes $119 million (after-tax) of special charges recorded by NatWest prior to the consummation of the NatWest acquisition.

NOTE 3. SALE OF FLEET FINANCE

     On July 1, the corporation announced that it had entered into a definitive agreement with Associates First Capital Corporation to sell certain assets of Fleet Finance, the corporation's consumer finance subsidiary. On July 31, the corporation completed the sale of certain assets, including a loan portfolio of approximately $1.2 billion. The corporation does not anticipate realizing any further losses on this transaction.

NOTE 4. PREFERRED STOCK

     On April 1, the corporation issued $175 million of fixed/adjustable rate preferred stock with an initial rate of 6.60% for the first ten years, after which the rate will adjust based on a U.S. Treasury securities rate. The corporation used the proceeds from this transaction for the purchase of NatWest.

     On July 31, the corporation redeemed all of its Series III 10.12% Perpetual Preferred Stock. The stock was redeemed at $26.265 per share resulting in a premium of $2.6 million which will result in a decrease to retained earnings and an approximate $.01 reduction in earnings per share for the third quarter.

     On August 1, the corporation completed a $50 million fixed/adjustable rate preferred stock offering. The preferred stock has an initial rate of 6.59% for the first five years, after which the rate will adjust based on a U.S. Treasury securities rate. This issue will settle on September 27, 1996. The corporation will use the proceeds to replace the Series III preferred stock.

NOTE 5. LONG-TERM DEBT

     During the second quarter, the corporation issued $300 million of 7.125% subordinated notes and $100 million of medium-term notes with interest rates ranging from 7.30% to 7.75%. The corporation simultaneously entered into interest-rate swap agreements which effectively converted the $400 million of notes into floating rate notes with initial current rates between 5.65% and 5.85%. The corporation used the proceeds from this transaction for the purchase of NatWest.

NOTE 6. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

CASH-FLOW DISCLOSURE
- -----------------------------------------------------
Six months ended June 30
Dollars in millions                     1996   1995
- -----------------------------------------------------
Supplemental disclosure for cash paid
   during the period for:
      Interest expense                $1,179  $1,403
      Income taxes, net of
        refunds                          164     236
- -----------------------------------------------------

- -----------------------------------------------------
Supplemental disclosure of noncash
   investing and financial activities:
       Transfer of loans to foreclosed
           property and repossessed
           equipment                      12      47
       Securitization of
         residential loans             1,998     ---
       Adjustment to unrealized
           gain/(loss) on securities     (96)    393
           available for sale

        Retirement of common stock        34     ---
- -----------------------------------------------------

- -----------------------------------------------------
Assets acquired and liabilities
     assumed in business combinations
     were as follows:
      Assets acquired, net of
        cash and cash equivalents
        received/(paid)               17,848   8,920
      Net cash and cash equivalents
          received/(paid)              2,386  (2,816)
      Liabilities assumed             20,234   5,715
      Common stock issued                ---     193

      Treasury stock reissued            ---     196
- -----------------------------------------------------

                       PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE
- -----------------------------------------------------------------------
                          Three months             Six months
Dollars in millions,     ended June 30            ended June 30
except per share data   1996        1995        1996        1995
- -----------------------------------------------------------------------
EARNINGS
Net income            $    278       $ 254       $  542      $  480
Net interest income
(FTE)(a)                   863         778        1,595       1,546
- -----------------------------------------------------------------------
PER COMMON SHARE
Fully diluted             0.96        0.91         1.89        1.73
  earnings
Cash dividends
   declared               0.43        0.40         0.86        0.80
Book value               23.25       23.96        23.25       23.96
- -----------------------------------------------------------------------
OPERATING RATIOS
Return on average
   assets                 1.32 %      1.22 %       1.36 %      1.18 %
Return on common
    equity               17.20       16.79        17.09       16.47
Efficiency ratio          62.7        62.6         61.7        62.3
Equity to assets
  (period-end)            8.12        7.61         8.12        7.61
- -----------------------------------------------------------------------
AT JUNE 30

Total assets           $87,728     $87,168      $87,728     $87,168
Stockholders' equity     7,127       6,632        7,127       6,632
Nonperforming
   assets(b)               745         773          745         773
- -----------------------------------------------------------------------
(a) Prepared on a fully taxable equivalent (FTE) basis. The FTE adjustment included in net interest income was $8 million and $14 million for the three months ended and $16 million and $26 million for the six months ended June 30, 1996 and 1995, respectively.
(b) Nonperforming assets and related ratios at June 30, 1996 do not include $365 million of nonperforming assets classified as held for sale or accelerated disposition.

     Fleet reported net income of $278 million, or $0.96 per fully diluted share, for the quarter ended June 30, 1996, compared to $254 million, or $0.91 per fully diluted share, in the second quarter of 1995, an increase of 9%. The corporation's first half of 1996 net income was $542 million, or $1.89 per fully diluted share, compared with $480 million, or $1.73 per fully diluted share, in the first half of 1995, an increase of 13%. Return on average assets and return on equity improved to 1.32% and 17.20%, respectively, for the second quarter of 1996, from 1.22% and 16.79%, respectively, for the second quarter of 1995. These results reflect the impact of the corporation's acquisition of NatWest Bank, National Association ("NatWest") subsequent to its consummation on May 1, 1996, as well as cost reductions related to the Shawmut merger. Additionally, the corporation recognized $32 million of branch divestitures gains, as well as $20 million of gains on sales of securities, during the quarter ended June 30, 1996.

INCOME STATEMENT ANALYSIS

     The results for the second quarter of 1996 include the effect of NatWest for the period subsequent to the May 1, 1996 acquisition date.

NET INTEREST INCOME
- --------------------------------------------------------------------
                               Three months          Six months
FTE Basis                      ended June 30       ended June 30
Dollars in millions           1996      1995       1996      1995
- --------------------------------------------------------------------
Interest income               $1,477     $1,539    $2,814    $2,986
Tax-equivalent adjustment          8         14        16        26
Interest expense                 622        775     1,235     1,466
- --------------------------------------------------------------------
Net interest income           $  863     $  778    $1,595    $1,546
- --------------------------------------------------------------------

     Net interest income on a fully taxable equivalent basis totaled $863 million for the quarter ended June 30, 1996, compared to $778 million for the same period in 1995. The $85 million increase was principally related to the NatWest acquisition. This increase was partially offset by decreased net interest income related to the divestitures of core deposits and loans as a result of the Shawmut merger.

NET INTEREST MARGIN AND INTEREST-RATE SPREAD
- -------------------------------------------------------------------------
Three months ended June 30          1996                   1995
- -------------------------------------------------------------------------
Taxable equivalent rates        Average               Average
Dollars in millions             Balance    Rate       Balance    Rate
- -------------------------------------------------------------------------
Money market instruments      $  1,428     5.12 %    $  1,093    6.32 %
Securities                      11,481     6.32        21,517    6.22
Loans and leases                55,935     8.58        51,052    9.21
Mortgages held for sale          2,190     7.79         1,086    8.85
Other                            1,814    10.97           104     ---
- -------------------------------------------------------------------------
Total interest-earning assets   72,848     8.18        74,852    8.29
- -------------------------------------------------------------------------
Deposits                        47,414     3.65        42,905    4.04
Short-term borrowings            6,941     5.10        15,045    5.90
Long-term debt                   5,871     7.10         6,682    7.29
- -------------------------------------------------------------------------
Interest-bearing liabilities    60,226     4.15        64,632    4.81
- -------------------------------------------------------------------------
Interest-rate spread                       4.03                  3.48
Interest-free sources of funds  12,622                 10,220
- -------------------------------------------------------------------------
Total sources of funds         $72,848     3.42 %     $74,852    4.14 %
- -------------------------------------------------------------------------
Net interest margin                        4.76 %                4.15 %
- -------------------------------------------------------------------------

     The net interest margin for the second quarter of 1996 increased 61 basis points to 4.76% from the second quarter of 1995. The increase in net interest margin is primarily attributable to a more favorable mix of interest-earning assets and interest-bearing liabilities as a result of the $10.0 billion decrease in lower yielding average securities and the resultant $8.1 billion decrease in higher-cost average short-term borrowings. The securities and short-term borrowings were replaced by more favorable yielding loans and

                       PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

core deposits from NatWest. The corporation expects the net interest margin to increase during the third quarter of 1996 compared to the second quarter of 1996 reflecting a full quarter's impact of the NatWest acquisition.

SECURITIES PORTFOLIO
- --------------------------------------------------------------------
                             June 30,      Dec. 31,      June 30,
Dollars in millions            1996          1995          1995
- --------------------------------------------------------------------
Carrying value                  $11,415       $19,331       $20,644
Average maturity(a)           2.9 years     1.3 years     1.5 years
Yield(b)                          6.67%         6.10%         6.35%
- --------------------------------------------------------------------
(a) Average maturity relates to debt securities only and is calculated using repricing dates rather than contract maturities.
(b)   Relates to debt securities only.

     The average balance of securities decreased from $21.5 billion, or 29% of average interest earning assets, for the second quarter of 1995 to $11.5 billion, or 16% of average interest earning assets, for the same period of 1996. This $10.0 billion decrease reflects the corporation's balance sheet restructuring program in connection with the NatWest acquisition.

     Average loans and leases increased $4.9 billion to $55.9 billion for the second quarter of 1996, when compared with the second quarter of 1995, due to the NatWest acquisition, as well as loan growth during the second half of 1995. Offsetting these items were the divestiture of $1.8 billion of loans in the first quarter of 1996, the securitization of $1.7 billion of average residential real estate loans during the first six months of 1996, as well as the reclassification of $1.7 billion of loans, primarily consumer loans, to assets held for sale or accelerated disposition during the fourth quarter of 1995. The decrease in the yield on loans and leases from 9.21% for the second quarter of 1995 to 8.58% for the second quarter of 1996 corresponds to the approximately 75 basis point decline in the average prime rate from the second quarter of 1995 compared to the same period in 1996.

     Average interest bearing deposits increased $4.5 billion to $47.4 billion for the second quarter of 1996 due to the NatWest acquisition which contributed $8.6 billion in average interest bearing deposits. This increase was partially offset by several factors, including: the divestiture of $2.4 billion of deposits in connection with the Shawmut Merger; proceeds generated from securities sold as part of the balance sheet restructuring program which were used to reduce higher-cost wholesale time deposits; and deposit runoff that was anticipated as a result of acquisitions completed during 1995. The net interest rate paid on average deposits decreased to 3.65% for the second quarter of 1996 compared to 4.04% for the same period of 1995. The decrease in cost of deposits reflects the NatWest acquisition which increased the level of lower cost core deposits and an overall decline in interest rates for the first six months of 1996 in comparison to the same period in 1995.

     The $8.1 billion decrease in average short-term borrowings is attributable to the use of proceeds from the sales of securities to paydown short-term borrowings and the acquisition of NatWest which enabled the corporation to replace short-term borrowings with low-cost core deposits.

     The contribution to the net interest margin of interest-free sources of funds during the second quarter of 1996 was 73 basis points compared to 67 basis points for the second quarter of 1995. This increase is primarily due to the increase in demand deposits acquired from NatWest, which resulted in a higher percentage of interest-free sources of funds as a percentage of total sources of funds.

NONINTEREST INCOME
- --------------------------------------------------------------------
                                  Three months       Six months
                                 ended June 30      ended June 30
Dollars in millions              1996     1995      1996     1995
- --------------------------------------------------------------------
Service charges, fees and
   commissions                     $146     $124   $   265     $247
Mortgage banking revenue            133      140       257      243
Investment services revenue          93       78       181      157
Venture capital revenue              26        6        53       14
Student loan servicing fees          22       15        44       30
Brokerage fees and
   commissions                        6        5        12       10
Trading revenue                       5        5         7       11
Insurance                             4        4         8        7
Securities available for sale
   gains                             20        4        38        5
Gain from branch divestitures        32      ---        92      ---
Other noninterest income             62       95       112      156
- --------------------------------------------------------------------
Total noninterest income           $549     $476    $1,069     $880
- --------------------------------------------------------------------

     Noninterest income for the second quarter and the first six months of 1996 totaled $549 million and $1,069 million, respectively, compared to $476 million and $880 million for the same periods in 1995. The increase of $73 million over the prior year quarter was due primarily to the NatWest merger, which contributed $46 million of noninterest income, as well as increases in venture capital revenue, student loan servicing fees, investment services revenue, gains from branch divestitures, and securities gains.

                       PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Excluding NatWest's contribution of $32 million, service charges, fees and commissions decreased $10 million from the second quarter of 1995 due to the regulatory required divestiture of $2.4 billion in deposits during the first quarter. Investment services revenue increased $15 million, or 19%, from the second quarter of 1995, due to continued strong sales of mutual funds and annuity products and an increase in the overall value of assets managed.

MORTGAGE BANKING REVENUE

- ---------------------------------------------------------------------
                                   Three months         Six months
                                   ended June 30      ended June 30
Dollars in millions                  1996      1995     1996     1995
- ---------------------------------------------------------------------
Net loan servicing revenue            $ 95     $ 87     $189     $165
Mortgage production revenue             38       25       64       26
Gains on sales of mortgage
   servicing                           ---       28        4       52
- ---------------------------------------------------------------------
Total mortgage banking
    revenue                           $133     $140     $257     $243
- ---------------------------------------------------------------------

     Mortgage banking revenue of $133 million in the second quarter of 1996 decreased $7 million over the $140 million recorded in the same period of 1995. Excluding the $28 million gain on sales of mortgage servicing recorded in the second quarter of 1995, mortgage banking revenue increased $21 million, reflecting a $13 million increase in mortgage production revenue coupled with a 9% increase in loan servicing revenue from $87 million in the second quarter of 1995 to $95 million in the second quarter of 1996. Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, has been positively impacted by a more favorable interest-rate environment in the first six months of 1996 when compared with the same period of 1995. Loan servicing revenue represents fees received for servicing residential mortgage loans. The 9% increase in loan servicing revenue is attributable to the $7 billion increase in the corporation's servicing portfolio from $111 billion at June 30, 1995 to $118 billion at June 30, 1996.

     Venture capital revenue increased $20 million to $26 million for the quarter ended June 30, 1996 when compared to the same quarter of 1995 as Fleet Private Equity, the corporation's venture capital business, continued to experience increases in the value of their equity capital investments. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the state of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

     The $7 million increase in student loan servicing fees from 1995 to 1996 is attributable to increased levels of servicing and originations over the prior year period at AFSA Data Corp., the corporation's student loan servicing subsidiary.

     As a condition to the regulatory approval of the Shawmut Merger, the corporation divested certain branches, loans and deposits. The corporation realized $32 million of gains from these divestitures during the second quarter and $92 million on a year to date basis. Through June 30, 1996, the corporation has realized all branch divestiture gains related to the Shawmut merger.

     Securities gains increased $16 million for the second quarter of 1996 over the same period of 1995 as the corporation realized higher gains on sales of marketable equity securities. The likelihood of profitability of any such sales in the future cannot be predicted.

     Other noninterest income decreased $33 million, due primarily to the $25 million gain on interest rate contracts used to manage prepayment risk at Fleet Mortgage during the second quarter of 1995.

                       PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NONINTEREST EXPENSE
- ---------------------------------------------------------------------
                                 Three months        Six months
                                ended June 30      ended June 30
Dollars in millions             1996     1995      1996      1995
- ---------------------------------------------------------------------
Employee compensation             $411     $365   $   758   $   726
Occupancy                           75       61       136       124
Equipment                           68       51       125       101
Mortgage servicing rights
   amortization                     48       46        89        70
Legal and other professional        35       21        58        40
Intangible asset
   amortization                     30       26        56        48
Marketing                           24       22        45        42
Telephone                           23       16        39        31
Printing and mailing                17       14        34        28
Office supplies                     17       14        31        25
Travel and entertainment            14       11        23        20
Credit card                          9        5        16         9
OREO expense                         3        3         6         8
FDIC assessment                      2       29         4        58
Merger-related charges             ---       14       ---        50
Other                              109       99       223       183
- ---------------------------------------------------------------------
Total noninterest expense         $885     $797    $1,643    $1,563
- ---------------------------------------------------------------------
     Noninterest expense for the second quarter and the first six months of 1996 totaled $885 million and $1,643 million, respectively, compared to $797 million and $1,563 million for the same periods of 1995. The increase of $88 million over the prior year quarter was primarily due to the acquisition of NatWest, which added $131 million of noninterest expense during the second quarter of 1996. Excluding NatWest, noninterest expense declined $43 million from the second quarter of 1995. This decrease was primarily the result of ongoing integration of the Shawmut merger and other smaller acquisitions completed during 1995.

     Excluding NatWest, employee compensation and benefits decreased $20 million, or 6%, as a result of ongoing successful integration of Shawmut. Although the number of full-time employees increased to 35,250 at June 30, 1996 compared to 30,500 at June 30, 1995, the increase was primarily due to the acquisition of NatWest, which accounted for 7,700 full-time equivalent employees at June 30, 1996. Excluding NatWest, there was an approximate reduction of 3,000 full-time equivalent employees.

     Equipment expense, excluding NatWest, increased $8 million from the prior year's quarter primarily due to capital expenditures for technological upgrades and improvements.

     Mortgage servicing rights (MSR) amortization remained consistent at $48 million for the second quarter of 1996 as compared to $46 million for the same period of 1995. The level of amortization is relatively consistent with the growth in the size of the servicing portfolio which was $118 billion at June 30, 1996 compared with $111 billion at June 30, 1995. At June 30, 1996, the carrying value and fair value of the corporation's mortgage servicing rights were $1.5 billion and $1.9 billion, respectively.

     Legal and other professional expense increased $12 million over the second quarter of 1995, excluding NatWest, due to contract programming costs and merger integration expenses as a result of the Shawmut merger and various strategic initiatives. Intangible asset amortization increased to $30 million in the second quarter of 1996 from $26 million in the second quarter of 1995 as a result of the Northeast acquisition in June 1995 and the NatWest acquisition on May 1, 1996. NatWest contributed $7 million of intangible asset amortization during the second quarter of 1996. FDIC assessments decreased $27 million as the assessment was virtually eliminated on all deposits except for thrift deposits insured by the Savings Association Insurance Fund (SAIF).

     During the first and second quarters of 1995, the corporation incurred merger-related charges of $36 million and $14 million, respectively, relating to the Shawmut Merger.

     In connection with the NatWest acquisition, the corporation recorded a restructuring liability of $250 million, which was included as a component of goodwill recorded as part of the transaction. The following table illustrates the separate components of this restructuring liability:

NATWEST RESTRUCTURING LIABILITY
- ---------------------------------------------------
Dollars in millions
- ---------------------------------------------------
Personnel                                    $ 130
Facilities                                      42
Data processing                                 27
Other                                           51
- ---------------------------------------------------
Total                                         $250
- ---------------------------------------------------
     Personnel charges relate primarily to the costs of employee severance, termination of certain employee benefit plans, and employee assistance for separated employees. Facilities charges are the result of the consolidation of back-office operations, and consist of lease-termination costs, writedowns of owned properties, and other facilities-related costs. Data processing costs consist primarily of the write-off of duplicate or incompatible systems hardware and software. Other merger expenses consist primarily of

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

transaction-related costs, such as professional and other fees.

     The following table presents a summary of activity with respect to the corporation's merger-related charges pertaining to Shawmut and the NatWest related restructuring liability for the six months ended June 30, 1996. The merger accrual was established in the fourth quarter of 1995 in connection with the Shawmut Merger.

MERGER ACCRUAL
- --------------------------------------------------------------
Six Months Ended
June 30, 1996

Dollars in millions            Shawmut    NatWest     Total
- --------------------------------------------------------------
Balance at beginning of year      $335       $---      $335
Restructuring liability            ---        250       250
Cash outlays                       (92)       (66)     (158)
Non-cash writedowns                 (3)       (48)      (51)
- --------------------------------------------------------------
Balance at end of period          $240       $136      $376
- --------------------------------------------------------------
     The cash outlays made during the first half of 1996 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not anticipated to significantly impact the corporation's liquidity. During the first half of 1996, $26 million of incremental costs have been incurred relating to the Shawmut Merger and NatWest acquisition and have not been charged against the merger accrual. It is anticipated that approximately $30 million of additional incremental costs will be incurred in 1996. The corporation expects that the remaining accrual balance of $376 million at June 30, 1996 will be sufficient to absorb the remaining merger-related costs.

INCOME TAXES

     For the second quarter of 1996, the corporation recognized income tax expense of $193 million, an effective tax rate of 40.9%. Tax expense for the same period of 1995 was $161 million, an effective tax rate of 38.8%. The increase in the effective tax rate is attributable to a higher proportion of income being realized in higher tax rate jurisdictions, principally as a result of NatWest, and the nondeductibility of goodwill.

EARNINGS BY SUBSIDIARY
- ---------------------------------------------------------------------------
                               Three months             Six months
                               ended June 30          ended June 30
Dollars in millions          1996        1995        1996       1995
- ---------------------------------------------------------------------------
BANKING GROUP
New England                     $175        $207        $393       $403
New York-Upstate                  31          33          62         78
New York-Metro                    29         ---          29        ---
- --------------------------------------------------------------------------
  TOTAL BANKING GROUP            235         240         484        481
- --------------------------------------------------------------------------
FINANCIAL SERVICES
   GROUP
Fleet Mortgage                    12          30          30         46
Fleet Private Equity              14           2          29          6
Fleet Capital-Leasing              6           5          11         11
Fleet Capital                      5           6           9          8
AFSA                               4           2           7          3
Other Financial Services           4           4           7          7
- --------------------------------------------------------------------------
  TOTAL FINANCIAL
    SERVICES GROUP                45          49          93         81
- --------------------------------------------------------------------------
PARENT                            (2)        (26)        (35)       (50)
- --------------------------------------------------------------------------
MERGER RELATED
   CHARGES                       ---          (9)        ---        (32)
- --------------------------------------------------------------------------
TOTAL                           $278        $254        $542       $480
- --------------------------------------------------------------------------
     The Banking Group generated $235 million and $240 million of net income for the second quarter of 1996 and 1995, respectively. The second quarter of 1996 includes the impact of the acquired NatWest franchise which was combined with the corporation's existing downstate New York franchise to form the New York-Metro Group. Excluding the impact of NatWest, the Banking Group's results for the second quarter of 1996 were negatively impacted by lower revenues as a result of deposit and loan divestitures related to the Shawmut merger, as well as increased provision expense of $13 million. In addition, noninterest income declined due to lower securities gains and FDIC loan administration fees as the contract with the FDIC expired on December 31, 1995. Offsetting these negative items were lower FDIC assessments of $27 million, branch divestiture gains of $32 million, and other expense reductions, as the Banking Group generated cost savings from the Shawmut merger integration efforts.

     The Financial Services Group's net income decreased $4 million to $45 million for the quarter ended June 30, 1996 primarily due to the decrease at Fleet Mortgage. Fleet Mortgage, the corporation's mortgage banking subsidiary, contributed $12 million to the corporation's earnings for the second quarter of 1996, compared to $30 million in the second quarter of 1995. The second quarter of 1995 included a $25 million gain on interest rate contracts used to manage prepayment risk of mortgage servicing assets and the
                                       14

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter of 1996 reflected a $6 million increase in operating expenses over the prior year period

     Fleet Private Equity, the corporation's venture capital business, reported net income of $14 million for the second quarter of 1996 compared to $2 million for the second quarter of 1995. Results for the second quarter of 1996 included $26 million of gains on equity capital investments compared to $6 million for the same period in 1995.

     AFSA Data Corporation contributed net income of $4 million for the second quarter of 1996, doubling the $2 million recorded in the same period in 1995. This increase reflects the additional volume of loans serviced as a result of the extension of the corporation's direct loan servicing contracts with the government.

LINES OF BUSINESS

     The financial performance of the corporation is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Financial Services and National Consumer, Commercial Financial Services, Consumer Banking, Investment Services, Treasury, New York Metro, and All Other Banking.

     Management accounting policies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed a risk-adjusted methodology that quantifies risk types (i.e. credit , operating, market, fiduciary, etc.) within business units and assigns capital accordingly. Within each unit, assets and liabilities are match-funded utilizing similar maturity, liquidity, and repricing information. Management accounting concepts are periodically refined and results may be restated from time to time to reflect methodological enhancements and/or management organization changes. Results by line of business for the first and second quarter of 1996 are presented below.

SELECTED FINANCIAL HIGHLIGHTS BY LINES OF BUSINESS

- ---------------------------------------------------------------------------------------------------------------------------------

                                                      Net                                                         Average
Dollars in millions               Revenues(a)       Income             ROE                   ROA                  Assets
- ---------------------------------------------------------------------------------------------------------------------------------
                                   2nd     1st     2nd    1st     2nd        1st        2nd         1st         2nd       1st
                                  Qtr.    Qtr.    Qtr.    Qtr.   Qtr.        Qtr.      Qtr.        Qtr.        Qtr.       Qtr.
                                  1996    1996    1996    1996   1996        1996      1996        1996        1996       1996
- ---------------------------------------------------------------------------------------------------------------------------------
Financial Services and National
    Consumer                      $  230  $  223   $  28  $  32    18.9 %     21.2 %     1.40 %      1.73 %    $ 7,928    $ 7,313
Commercial Financial Services        237     247      51     53    14.6       15.8       0.82        0.82       24,841     25,935
Consumer Banking                     473     486      64     64    17.6       17.8       1.79        1.74       14,366     14,891
Investment Services                  109     110      19     20    47.2       48.0       4.70        4.87        1,635      1,629
Treasury                              85      90      39     38    44.3       34.4       0.82        0.66       18,993     23,143
New York-Metro (b)                   224     ---      29    ---     8.4        ---       0.72         ---       16,258        ---
All Other                             54      95      48     57      NM         NM         NM          NM          759      2,115
- ---------------------------------------------------------------------------------------------------------------------------------
Total                             $1,412  $1,251    $278   $264    17.2 %     17.0 %     1.32 %      1.41 %    $84,780    $75,026
- ---------------------------------------------------------------------------------------------------------------------------------

- ---------------------------------------------------
                                      Average
                                       Loans
Dollars in millions                 and Leases
- ---------------------------------------------------
                                   2nd      1st
                                   Qtr.     Qtr.
                                   1996     1996
- ---------------------------------------------------
Financial Services and National
    Consumer                      $ 1,019  $ 1,000
Commercial Financial Services      23,196   24,376
Consumer Banking                   12,129   12,430
Investment Services                 1,399    1,413
Treasury                            7,853   10,141
New York-Metro                     10,259      ---
All Other                              80      137
- ---------------------------------------------------
Total                             $55,935  $49,497
- ---------------------------------------------------

(a) Includes net interest income (calculated on an FTE basis) and noninterest income.

(b) New York-Metro is a business unit formed in the second quarter of 1996 comprised of all financial services to retail and wholesale clients in the Metropolitan area surrounding New York City.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SERVICES AND NATIONAL CONSUMER

     Financial Services and National Consumer is comprised of Fleet's Government Banking, Global Services, Mortgage Banking and Student Loan Services businesses. Fleet is a recognized leader in national and regional government banking activities, providing deposit gathering activities, tax processing, cash management and securities underwriting for local and state municipalities. Global Services provides multiple products, encompassing corporate trust, bankruptcy proceedings, and domestic and international transaction processing to the insurance industry, mutual fund companies and commercial banking customers.

     Fleet's Mortgage Banking business originates, sells and services first and second mortgage products spanning all customer segments. This business services a mortgage portfolio of $118 billion and 1.5 million loans. Student loan processing, through the AFSA Data Corporation subsidiary, services 4.0 million accounts nationwide and is the largest third-party servicer in the U.S. with $18 billion in loans serviced.

     Financial Services and National Consumer reported second quarter earnings of $28 million and a return on equity of 18.9% as compared to net income of $32 million and an ROE of 21.2% in the prior quarter. Revenues increased $7 million quarter to quarter due to growth in the mortgage servicing portfolio and production revenue. This was offset by higher mortgage servicing rights amortization expense. The decrease in quarterly net income is primarily due to gains related to the sale of mortgage servicing rights reported in the first quarter.

COMMERCIAL FINANCIAL SERVICES

     Commercial Financial Services provides a full range of credit and banking services to over 40,000 corporate, middle market, real estate and leasing customers. In addition to traditional credit products, cash management, trade services, corporate trust, foreign exchange, interest rate protection and investment products are provided to Fleet's commercial customers. The client base is strongly rooted in the Northeast, where it holds the leading positions in most core markets. Additionally, the Commercial Financial Services unit has several speciality businesses with national scope. The diversified commercial and industrial loan portfolio at Fleet is the fourth largest in the nation. Also, Fleet is the nation's sixth largest middle market lender. Fleet Capital-Leasing, Fleet's leasing subsidiary, is one of the nation's top five bank lessors in domestic equipment leasing. In addition, Fleet Capital is a leading national asset based lending company.

     The recently formed Corporate Finance group provides full-service financial solutions to wholesale customers. Offering a broad array of products, this group provides capital markets financing, mergers and acquisition advisory services, private placements, securitized debt, loan syndications and balance sheet restructuring.

     Commercial Financial Services contributed $51 million of earnings in the second quarter of 1996, as compared to $53 million in the first quarter. The slight decline in earnings from the prior quarter was primarily driven by the transfer of Fleet's metropolitan New York commercial banking franchise to the newly formed New York-Metro business unit in the second quarter.

CONSUMER BANKING

     Consumer Banking includes Retail Banking, Small Business Banking and Direct Financial Services. Retail Banking offers consumers products and services to conveniently access, move and manage their money. Small Business Banking provides a full range of accounts and services aimed at businesses with sales of up to $5 million. Direct Financial Services encompasses credit card lending and alternate delivery vehicles including ATMs, the telephone answer center, and Fleet's Internet web site.

     Consumer Banking financial results for the second quarter of 1996 were $64 million, equal to the prior quarter's earnings. Second quarter results reflect reduced expense levels driven by Shawmut merger integration efforts including branch consolidations. These expense reductions offset the impact of lower earnings due to branch divestitures completed in the first quarter.

INVESTMENT SERVICES

     Investment Services is comprised of Personal Financial Services, Retirement Plan Services, Fleet Brokerage Services, Retail Investment Services and Fleet Investment Advisors. Personal Financial Services targets high net worth clients and offers a broad array of asset management, estate settlement, deposit and credit products. Retirement Plan Services focuses on investment management and fiduciary activities with special emphasis on 401K plans. Fleet Brokerage Service is one of the nation's largest bank-owned discount brokerage firms. Retail Investment Services

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

manages Fleet's mutual fund product set, including the Galaxy Funds and annuities sold to consumers. Fleet Investment Advisors manages in excess of $46 billion of assets supporting the investment service business.

     Investment Services reported net income of $19 million and an ROE of 47% in the second quarter of 1996, compared to $20 million and 48% in the first quarter.

TREASURY

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset/liability management function and wholesale funding needs of the corporation.

     The Treasury unit earned $39 million in the second quarter as compared to $38 million in the prior quarter. Second quarter earnings include securities gains of $12 million compared to $10 million in the first quarter. Excluding securities gains, net income declined primarily due to the impact of reductions in the unit's earning assets resulting from the corporation's balance sheet downsizing program and branch divestitures completed in the first quarter.

NEW YORK-METRO
     New York-Metro is a business unit formed in the second quarter of 1996 comprised of all financial services to retail and wholesale clients in the metropolitan area surrounding New York City. Fleet offices located in Long Island, New York City and Westchester combined with acquired business from NatWest Bank, N.A. make Fleet the third-ranked banking institution in New York and fourth-ranked in New Jersey.

     The acquisition of NatWest Bank, N.A. on May 1, 1996 added approximately $13 billion of loans and $17 billion of deposits, 300 branches in the New York and New Jersey market, and enhancement of product capabilities to consumer, commercial, and government banking customers.

     New York-Metro's net income in the second quarter was $29 million reflecting financial results of the acquired NatWest operation as well as Fleet's existing metropolitan New York franchise for the two months since acquisition. Prior period results for Fleet's existing business in the metropolitan New York market are reported as part of the appropriate business unit.

ALL OTHER
     All Other includes the parent company, Fleet Equity Partners, and certain transactions not allocable to any specific business activity. In addition, the impact of methodology allocations such as loan loss provision, credit reserve and equity, and the unit which offsets transfer pricing is reported in this unit. All Other earned $48 million the second quarter of 1996 compared to $57 million in the first quarter. This unit's earnings include branch divestiture gains of $19 million in the second quarter and $24 million in the first quarter.

     Fleet Equity Partners represents the corporation's venture capital business, which earned $14 million in the second quarter as compared to $15 million earned in the prior quarter. Strong quarterly earnings resulted from rising values in this units' equity investments. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the state of both the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

     Total assets increased from $84.4 billion at December 31, 1995 to $87.7 billion at June 30, 1996, primarily due to the NatWest acquisition offset by the aforementioned balance sheet restructuring. The balance sheet restructuring, implemented in anticipation of the NatWest acquisition, reduced securities as well as wholesale time deposits and short-term debt. Additionally, the divestitures of both deposits and loans also contracted the balance sheet. The corporation acquired approximately $12.9 billion of loans and $17.5 billion of deposits in connection with the NatWest transaction.

SECURITIES

- -------------------------------------------------------------------------------------------------------
                                     June 30, 1996           March 31, 1996        December 31, 1995
                                     -------------           --------------        -----------------
                                 Amortized     Market    Amortized     Market    Amortized    Market
Dollars in millions                 Cost       Value        Cost       Value       Cost       Value
- -------------------------------------------------------------------------------------------------------
Securities available for sale:
  US  Treasury  and  government
    agencies                       $  1,853    $  1,823    $  1,723    $  1,704   $  7,891    $  7,889
  Mortgage-backed securities          8,150       8,100       7,011       7,005      8,457       8,470
  Other debt securities                 ---         ---         ---         ---      1,621       1,662
- -------------------------------------------------------------------------------------------------------
     Total debt securities           10,003       9,923       8,734       8,709     17,969      18,021
- -------------------------------------------------------------------------------------------------------
  Marketable equity securities          341         348         359         389        359         393
  Other securities                      181         181         145         145        119         119
- -----------------------------------------------------------------------------------------------------
     Total securities
       available for sale           $10,525     $10,452     $ 9,238     $ 9,243    $18,447     $18,533
- -------------------------------------------------------------------------------------------------------
Securities held to maturity:
  State and municipal             $     842   $     847   $     736   $     741  $     687   $     695
  Other debt securities                 121         103         112          83        111          87
- -------------------------------------------------------------------------------------------------------
     Total  securities  held to
       maturity                   $     963   $     950   $     848   $     824  $     798   $     782
- -------------------------------------------------------------------------------------------------------
Total securities                    $11,488     $11,402     $10,086     $10,067    $19,245     $19,315
- -------------------------------------------------------------------------------------------------------

     The amortized cost of securities available for sale decreased from $18.4 billion at December 31, 1995 to $10.5 billion at June 30, 1996, as the corporation executed its balance sheet restructuring program, primarily during the first quarter of 1996, designed to sell lower-yielding securities and use the proceeds to pay down higher-cost wholesale funds. During the first quarter of 1996, the corporation sold approximately $5.8 billion of U.S. Agency securities, $1.4 billion of mortgage-backed securities, and approximately $2.4 billion of other securities. The $1.1 billion increase in mortgage-backed securities from March 31, 1996 to June 30, 1996 is attributable to the securitization during the second quarter of $1.5 billion of residential real estate loans.

     The corporation recognized $18 million of gains during the first quarter as a result of these transactions. During the second quarter of 1996, the corporation realized approximately $20 million of securities gains, primarily on sales of marketable equity securities.

     The valuation reserve on securities available for sale declined to an unrealized loss level of $73 million at June 30, 1996 from an unrealized gain level of $86 million at December 31, 1995, due to unfavorable bond market conditions in the first half of 1996 and gains realized on sales of securities during the same period.
                                       18

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LOANS AND LEASES
- --------------------------------------------------------------------
                                 June 30,     March 31,   Dec. 31,
Dollars in millions                1996         1996        1995
- --------------------------------------------------------------------
Commercial and industrial           $29,996      $21,931    $23,251
Lease financing                       2,323        2,282      2,223
Commercial real estate:
  Construction                          907          645        606
  Interim/permanent                   5,486        4,007      4,414
Residential real estate               8,222        9,370     11,475
Consumer                             12,159        9,324      9,556
- --------------------------------------------------------------------
Total loans and leases              $59,093      $47,559    $51,525
- --------------------------------------------------------------------

     Total loans and leases increased $7.6 billion from $51.5 billion at December 31, 1995 to $59.1 billion at June 30, 1996, primarily due to the NatWest acquisition which added $12.9 billion of loans and leases. The increase related to NatWest was partially offset by the securitization of $2.0 billion of residential real estate loans which have been reclassified to securities for liquidity and collateral purposes, as well as the $1.8 billion of divestitures as a result of the Shawmut Merger. In addition, the corporation experienced the impact of several other programs designed to reduce industry and product concentrations as a result of both the Shawmut and NatWest transactions, as well as portfolio runoff.

     Commercial and industrial (C&I) loans increased $6.7 billion from December 31, 1995 to June 30, 1996, due primarily to the NatWest addition of $8.1 billion in C&I loans. The increase was partially offset by $450 million of divestitures and several large paydowns during the first six months of 1996. Lease financing increased $100 million from December 31, 1995 to June 30, 1996, as a result of new lease originations. Commercial real estate (CRE) loans increased $1.4 billion from December 31, 1995 to June 30, 1996 due to NatWest's contribution of $1.9 billion in commercial real estate.

     Outstanding residential real estate loans secured by one- to four-family residences decreased $3.3 billion to $8.2 billion at June 30, 1996, compared to $11.5 billion at December 31, 1995. The decrease was primarily due to $1.1 billion of divestitures and the impact of other programs designed to decrease the corporation's level of residential mortgages in anticipation of the NatWest acquisition in the first quarter of 1996, as well as the securitization of $2.0 billion of residential real estate loans in the first six months of 1996. The NatWest acquisition contributed $650 million in residential loans.

CONSUMER LOANS

- --------------------------------------------------------------------
                                    June 30,    March 31,    Dec. 31,
Dollars in millions                   1996        1996         1995
- --------------------------------------------------------------------
Home equity                          $  5,108       $4,467      $4,791
Credit card                             2,815        1,674       1,588
Student loans                           1,188        1,226       1,179
Installment/Other                       3,048        1,957       1,998
- --------------------------------------------------------------------
Total                                 $12,159       $9,324      $9,556
- --------------------------------------------------------------------

     Consumer loans of $12.2 billion at June 30, 1996 increased $2.6 billion when compared to a portfolio of $9.6 billion at December 31, 1995. Excluding the addition of NatWest, which accounted for $2.4 billion, consumer loans increased $250 million. The increase from December 31, 1995 is principally attributed to increased credit card loans of $621 million due to the purchase of a $250 million credit card portfolio and continued strong growth related to several promotions aimed at attracting new customers. Offsetting the increase in the credit card portfolio was decreased home equity loans of $440 million primarily due to divestitures in the first quarter of 1996.

NONPERFORMING ASSETS(a)
- ----------------------------------------------------------------------
Dollars in millions              C&I      CRE     Consumer     Total
- ----------------------------------------------------------------------
Nonperforming loans and
  leases:
  Current or less than 90
    days past due                 $187    $  72       $    9     $268
  Noncurrent                       208       82          133      423
OREO                                 4       34           16       54
- ----------------------------------------------------------------------
Total NPAs
   June 30, 1996                  $399     $188         $158     $745
- ----------------------------------------------------------------------
Total NPAs
   March 31, 1996                 $267     $126         $160     $553
- ----------------------------------------------------------------------
Total NPAs
   December 31, 1995              $244     $112         $143     $499
- ----------------------------------------------------------------------
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($221 million, $180 million and $168 million at June 30, 1996, March 31, 1996, and December 31, 1995, respectively). Included in these amounts were $182 million, $132 million, and $132 million of consumer loans at June 30, 1996, March 31, 1996, and December 31, 1995, respectively. NPAs and related ratios at June 30, 1996, March 31, 1996, and December 31, 1995 do not include $365 million, $307 million and $317 million, respectively, of NPAs classified as held for sale or accelerated disposition.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Nonperforming assets (NPAs) increased $81 million from December 31, 1995 to June 30, 1996, excluding $165 million of nonperforming assets obtained in connection with the NatWest acquisition. The increase was primarily due to increases in the commercial and industrial, and commercial real estate portfolios, as well as the expiration of a portion of loans subject to federal financial assistance. NPAs at June 30, 1996, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.26% and 0.85%, respectively, compared to 0.97% and 0.59%, respectively, at December 31, 1995. The increase in these ratios is attributable to increases in NPAs both in the commercial and industrial, and commercial real estate portfolios.

     At June 30, 1996, the recorded investment in impaired loans was $538 million, substantially all of which were on nonaccrual status, compared to $323 million at March 31, 1996. Loans, as defined by Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan", and as amended by SFAS No. 118, are considered impaired when it is probable that the corporation will be unable to collect all amounts due according to the terms of the loan agreement. Included in this quarter's amount is $334 million of impaired loans for which the related impairment reserve is $107 million, and $204 million of impaired loans that, due primarily to charge-offs, do not have an impairment reserve. The average recorded investment in impaired loans during the quarter was $461 million.

ACTIVITY IN NONPERFORMING ASSETS

- --------------------------------------------------------------------
                                   2nd          1st        2nd
                                 Quarter      Quarter    Quarter
Dollars in millions                1996        1996        1995
- --------------------------------------------------------------------
Balance at beginning
 of period                            $553        $499       $819
Additions                              221         221        235
NatWest acquisition                    165         ---        ---
Reductions:
  Payments/interest applied            (98)        (88)      (129)
  Returned to accrual                  (19)        (17)       (31)
  Charge-offs/writedowns               (57)        (37)       (80)
  Sales/other                          (20)        (25)       (41)
- --------------------------------------------------------------------
     Total reductions                 (194)       (167)      (281)
- --------------------------------------------------------------------
Balance at end of period              $745        $553       $773
- --------------------------------------------------------------------

     NPA totals and related ratios do not include nonperforming assets classified as held for sale or accelerated disposition. At June 30, 1996, NPAs classified as held for sale or accelerated disposition totaled $365 million as follows:

NONPERFORMING ASSETS HELD FOR SALE OR ACCELERATED DISPOSITION(a)

- -----------------------------------------------------------------------
                         Commer-      Commer-
                        cial and     cial Real
Dollars in millions    Industrial     Estate      Consumer     Total
- -----------------------------------------------------------------------
Nonaccrual loans
  and leases                  $123          $75         $133      $331
OREO                             6            2           26        34
- -----------------------------------------------------------------------
June 30, 1996                 $129          $77         $159      $365
- -----------------------------------------------------------------------
March 31, 1996                 $46          $63         $198      $307
- -----------------------------------------------------------------------
December 31, 1995              $46          $77         $194      $317
- -----------------------------------------------------------------------
(a) Nonperforming assets held for sale or accelerated disposition do not include loans greater than 90 days past due and still accruing interest ($14 million, $19 million and $30 million at June 30, 1996, March 31, 1996, and December 31, 1995, respectively).

     Nonperforming assets held for sale or accelerated disposition increased from $307 million at March 31, 1996 to $365 million at June 30, 1996. The increase of $58 million is due primarily to the acquisition of NatWest which accounted for $133 million of additional nonperforming assets held for sale or accelerated disposition offset by loan sales and payoffs. The commercial and industrial, and commercial real estate loans included as nonperforming assets held for sale or accelerated disposition are primarily loans originated by the corporation's banking franchise, while consumer loans were predominantly loans originated by Fleet Finance, the corporation's consumer finance subsidiary.

RESERVE FOR CREDIT LOSS ACTIVITY
- ----------------------------------------------------------------
Six months ended June 30
Dollars in millions                       1996         1995
- ----------------------------------------------------------------
Balance at beginning of year               $1,321       $1,496
Provision charged against income               84           48
Loans and leases charged off                 (190)        (192)
Recoveries of loans and leases charged
    off                                        55           56
Acquisitions/other                            327           84
- ----------------------------------------------------------------
Balance at end of period                   $1,597       $1,492
- ------------------------------------------------------------------
Ratio of net charge-offs to average
   loans and leases                          0.51 %       0.54 %
- ------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end loans and leases               2.70         2.85
- ------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end NPAs                            214          193
- ------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end nonperforming loans and
   leases                                     231          219
- ------------------------------------------------------------------

     Fleet's reserve for credit losses increased $105 million from June 30, 1995, to $1,597 million at June 30, 1996 which included $335 million of acquired reserves related to NatWest. The second quarter 1996 provision for credit losses was $84 million, $36 million higher than the prior year's second quarter. The

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase is due to $18 million of provision for credit losses related to the NatWest franchise and higher provision being recorded primarily as a result of increased net charge-offs in the credit card portfolio as the credit card portfolio has increased to $2.8 billion at June 30, 1996 from $1.6 billion at June 30, 1995. Net charge-offs of $135 million remained relatively unchanged for the first six months of 1996 when compared to the same period in 1995, despite $17 million of net charge-offs pertaining to NatWest. Fleet's credit quality ratios were relatively consistent when comparing the first six months of 1996 results to the same period of 1995 due to the acquisition of NatWest offset by the reclassification of certain nonperforming assets to held for sale or accelerated disposition.

FUNDING SOURCES
- --------------------------------------------------------------------
                                  June 30,    March 31,   Dec. 31,
Dollars in millions                 1996        1996        1995
- --------------------------------------------------------------------
Deposits:
  Demand                            $17,527      $10,485    $12,305
  Regular savings, NOW,
     money market                    28,801       21,783     22,835
  Time:
     Domestic                        19,832       16,163     17,554
     Foreign                          1,985        1,690      4,428
- --------------------------------------------------------------------
Total deposits                       68,145       50,121     57,122
- --------------------------------------------------------------------
Short-term borrowed funds:

  Federal funds purchased               452          552      4,461
  Securities sold under agree-
     ments to repurchase              2,304        3,258      2,964
  Commercial paper                    1,611        1,399      2,138
  Other                                 270        1,964      3,006
- --------------------------------------------------------------------
Total short-term borrowed
     funds                            4,637        7,173     12,569
- --------------------------------------------------------------------
Long-term debt                        5,303        6,000      6,481
- --------------------------------------------------------------------
Total                               $78,085      $63,294    $76,172
- --------------------------------------------------------------------
     Total deposits increased $11 billion to $68 billion at June 30, 1996, when compared to December 31, 1995. The increase was primarily due to the NatWest contribution of $17.5 billion in total deposits, partially offset by the reduction of $3.2 billion of higher-rate wholesale time deposits related to the balance sheet restructuring program and $2.4 billion of deposits divested as a condition to regulatory approval of the Shawmut merger. Deposits were divested across all deposit categories and included approximately $300 million of demand deposits, $1.1 billion of savings deposits, and $900 million of time deposits.

     Total short-term borrowed funds decreased $7.9 billion at June 30, 1996, when compared to December 31, 1995, primarily due to the aforementioned balance sheet restructuring program which replaced the corporation's higher cost short-term borrowings with NatWest's lower cost core deposits.

ASSET AND LIABILITY MANAGEMENT

     The corporation manages its interest rate risk sensitivity using a combination of on and off-balance sheet instruments. Interest rate risk is analyzed and measured using simulation and valuation models as well as interest rate gap analysis. Together these tools provide a dynamic view of the earnings sensitivity of the corporation over both relatively short-term and long-term horizons.

     Simulation analysis and interest rate gap analysis are used to analyze the sensitivity of corporate net interest income over a relatively short (i.e. 1-2 years) time horizon. Simulation analysis involves dynamically modeling the corporation's interest rate position over a specified time period under various interest rate scenarios and balance sheet structures. Simulation analyses are used to examine the impact on earnings of immediate interest rate "shocks," gradual interest rate "ramps," yield curve "twists," as well as numerous other forecasted interest rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets, and repricing characteristics of noncontractual deposits.

     The corporation's limits on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 7.5%. Assuming an immediate 200 basis point decline in interest rates as of June 30, 1996, the estimated exposure to the corporation's net interest income was 2.0%.

     Valuation analysis is also used to analyze the sensitivity of corporate net interest and noninterest income. Valuation analysis involves projecting future cash flows from the corporation's assets, liabilities, and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The corporation's economic value of equity is the estimated net present value of its assets, liabilities, and off-balance sheet positions. The interest rate sensitivity of economic value of equity is a measure of the sensitivity of long-term earnings. The corporation's limits on
                                       21

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. Assuming an immediate 200 basis point decline in interest rates as of June 30, 1996, the estimated exposure to the economic value of equity was 5.6%.

     Interest rate gap analysis provides a static view of the maturity and repricing characteristics of the on and off-balance sheet positions. The interest rate gap is prepared by scheduling all assets, liabilities, and off-balance sheet positions according to scheduled repricing or maturity.

     The following table represents the corporation's interest rate gap position on June 30, 1996.


INTEREST-RATE GAP ANALYSIS

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                        Repriced Within

- ---------------------------------------------------------------------------------------------------------------------------------
June 30, 1996                                  3 months        4 to 12       12 to 24         2 to 5       After 5
Dollars in millions by repricing date           or less         months        months           years        years         Total
- ---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                       $42,783       $11,329        $5,841          $13,413      $14,362      $87,728
Total Liabilities and Stockholders'
  Equity                                            32,239        16,027         9,063            8,085       22,314       87,728
Net Off Balance Sheet                               (7,312)        2,002         1,085            3,582          643
- ---------------------------------------------------------------------------------------------------------------------------------

Periodic Gap                                         3,232        (2,696)       (2,137)           8,910       (7,309)
Cumulative Gap                                       3,232           536        (1,601)           7,309          ---
Cumulative Gap as a percent of Total
    Assets                                             3.7 %         0.6 %        (1.8)%            8.3 %
- ---------------------------------------------------------------------------------------------------------------------------------
Cumulative Gap as a percent of Total
    Assets at March 31, 1996                           0.6 %        (0.9) %       (1.3) %          10.5 %
- ---------------------------------------------------------------------------------------------------------------------------------
Cumulative Gap as a percent of Total
    Assets at December 31, 1995                        2.4 %         2.1 %         1.4 %            9.6 %
- ---------------------------------------------------------------------------------------------------------------------------------


     The corporation's limits on interest rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of June 30, 1996, the estimated exposure was 0.6%.

     The most significant factors affecting the interest rate risk position in the second quarter were the acquisition of NatWest and related funding and hedging transactions. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain an approximately neutral position relative to the level of interest rates. The change from December 31, 1995 reflects this strategy as the gap position remains narrow despite significant balance sheet restructuring.

     Derivative instruments totaling $15.9 billion (notional amount) at June 30, 1996 are being used for interest-rate risk-management purposes. These derivative instruments consist primarily of interest-rate swaps, which total approximately $15.1 billion.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST-RATE RISK-MANAGEMENT INSTRUMENT ANALYSIS

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Weighted
                                                       Assets/                        Average                Weighted Average
June 30, 1996                             Notional     Liabilities                   Maturity      Fair            Rate
                                                                                                                   ----
Dollars in millions                         Value      Hedged                         (Years)     Value   Receive            Pay
- -----------------------------------------------------------------------------------------------------------------------------------
Interest-rate risk management swaps:
Receive fixed/pay variable                    $4,705   Variable rate loans
                                               1,992   Fixed rate deposits
                                                 914   Long-term debt
                                                 610   Short-term borrowings
                                         ------------
                                               8,221                                      2.6    $(56.1)     6.71 %        6.17 %
- -----------------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                     1,535   Short-term borrowings              2.1     (16.0)     5.51          6.66
- -----------------------------------------------------------------------------------------------------------------------------------
Basis swaps                                    2,735   Fixed rate deposits
                                               1,064   Securities
                                                 380   Long-term debt
                                         ------------
                                               4,179                                      2.2      (5.2)     5.55 `        5.57
- -----------------------------------------------------------------------------------------------------------------------------------
Index-amortizing swaps receive
  fixed/pay variable                           1,137   Variable rate loans                0.9      (1.7)     5.12          5.81
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-rate swaps                    $15,072                                      2.3    $(79.0)     6.15 %        6.03 %
- -----------------------------------------------------------------------------------------------------------------------------------

Total other instruments(a)                       850   Short-term borrowings              1.0       8.1       --- (b)       --- (b)
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-rate instruments              $15,922                                      2.2    $(70.9)     6.15 %        6.03 %
- -----------------------------------------------------------------------------------------------------------------------------------

(a)   Other instruments include interest rate caps and floors.
(b)   Average rates are not meaningful for interest rate caps and floors.

     In addition to interest-rate swap agreements, the corporation utilizes interest-rate cap and floor agreements to manage interest-rate risk. Interest-rate cap and floor agreements are similar to interest-rate swap agreements except that interest payments are only made or received if current interest rates rise above/below a predetermined interest rate. At June 30, 1996, the corporation had approximately $850 million in notional amounts of purchased interest-rate cap and floor agreements.

     The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of June 30, 1996, the corporation has net deferred income of $33.9 million relating to terminated interest-rate contracts, which will be amortized over the remaining life of the underlying interest-rate contracts of approximately three years.

     The interest-rate risk-management instrument activity for the three months ended June 30, 1996 is summarized in the following table (all amounts are notional amounts):


INTEREST-RATE RISK-MANAGEMENT INSTRUMENT ACTIVITY

- ----------------------------------------------------------------------------------------------
                                          Interest-Rate Swaps
                                ----------------------------------------
                                Receive-   Pay-              Index-      Other
Dollars in millions              Fixed    Fixed    Basis    Amortizing Instruments   Total
- ----------------------------------------------------------------------------------------------
Balance at March 31, 1996         $8,178  $1,785   $4,292      $1,467        $962   $16,684
  Additions                          373     ---    1,300         ---          40     1,713
  Maturities                        (330)   (250)    (385)       (330)       (152)   (1,447)
  Terminations                       ---     ---   (1,028)        ---         ---    (1,028)
- ---------------------------------------------------------------------------------------------
Balance at June 30, 1996          $8,221  $1,535   $4,179      $1,137        $850   $15,922
- ---------------------------------------------------------------------------------------------

     During the second quarter of 1996, there was a net decrease of approximately $800 million of interest-rate risk-management instruments as additions of $1.7 billion were more than offset by maturities of approximately $1.5 billion and terminations of $1.0 billion. Basis swaps declined $113 million, reflecting the termination of a $1.028 billion hedge of variable rate securities, $385 million of maturities, and $1.3 billion of additions which hedge fixed rate deposits. Other instruments decreased $112 million as a result of
                                       23

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$152 million of maturities offset by $40 million acquired from NatWest.

     The maturities of the interest-rate risk-management instruments are shown in the following table:


MATURITIES OF THE INTEREST-RATE RISK-MANAGEMENT INSTRUMENTS


- -----------------------------------------------------------------------------------------------------------------------------------
June 30, 1996                         Within         1 to 2        2 to 3        3 to 4       4 to 5      After 5
Dollars in  millions                  1 Year         Years         Years         Years        Years        Years         Total
- -----------------------------------------------------------------------------------------------------------------------------------
Notional amounts:
INTEREST-RATE SWAPS
Receive-fixed                            $   574        $2,348        $3,453       $   474        $682          $690      $  8,221
Pay-fixed                                    205           660           ---           650         ---            20         1,535
Basis                                        350           795         2,734           300         ---           ---         4,179
Index-amortizing                             909            28           200           ---         ---           ---         1,137
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-rate swaps                 $2,038        $3,831        $6,387        $1,424        $682          $710       $15,072
- -----------------------------------------------------------------------------------------------------------------------------------
OTHER INTEREST-RATE INSTRUMENTS              664           ---           150             2         ---            34           850
- -----------------------------------------------------------------------------------------------------------------------------------
Total interest-rate instruments           $2,702        $3,831        $6,537        $1,426        $682          $744       $15,922
- -----------------------------------------------------------------------------------------------------------------------------------


     MORTGAGE SERVICING RIGHTS PREPAYMENT RISK-MANAGEMENT. The corporation also uses interest-rate contracts to manage the prepayment risk associated with the corporation's mortgage servicing portfolio. The value of the corporation's mortgage servicing portfolio may be adversely impacted if mortgage interest rates decline and actual or estimated loan prepayments increase. As a result, the carrying value of the corporation's mortgage servicing rights are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. To attempt to mitigate the risk related to adverse changes in interest rates and the potential resultant impairment to MSRs, the corporation holds interest-rate contracts (primarily purchased interest-rate floor contracts). Such contracts are designated as hedges, and changes in the value, net of amortization, are recorded as adjustments to the carrying value of the underlying assets. At June 30, 1996, unrecognized losses of $53 million had been recorded as adjustments to the carrying value of the underlying assets. At June 30, 1996, the carrying value and fair value of the corporation's mortgage servicing rights were $1.5 billion and $1.9 billion, respectively. Investments in interest-rate contracts are amortized over the life of the contracts and are included as a component of mortgage servicing rights amortization.

MORTGAGE SERVICING RIGHTS PREPAYMENT RISK-MANAGEMENT INSTRUMENTS

- ---------------------------------------------------------------------
                    Interest-    Interest-
June 30, 1996          Rate        Rate         Call
Dollars in millions   Floors       Caps        Options     Total
- ---------------------------------------------------------------------
Balance at
   March 31, 1996       $6,960       $  200        $880     $8,040
  Additions              1,360          ---         630      1,990
  Maturities               ---          ---        (880)      (880)
  Terminations             ---          ---        (180)      (180)
- ---------------------------------------------------------------------
Balance at June 30,
    1996                $8,320       $  200        $450     $8,970
- ---------------------------------------------------------------------
Fair value             $  18.3       $ (1.2)      $ 2.6    $  19.7
- ---------------------------------------------------------------------
Average maturity
  (years)                  4.1          4.0        0.25        3.9
- ---------------------------------------------------------------------

     The above instruments are used in an effort to protect the economic value of the corporation's mortgage servicing rights. Interest-rate caps and floors have strike prices that are indexed to the 3, 5, and 10-year constant maturity treasury rate. Call options consist of purchased and written call option contracts on long-term US Treasury securities. The following table presents the maturity of the mortgage servicing rights prepayment risk-management instruments.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATURITIES OF THE MORTGAGE SERVICING RIGHTS PREPAYMENT RISK-MANAGEMENT
INSTRUMENTS

- -----------------------------------------------------------------------
June 30, 1996             Within     3 to 4       4 to 5
Dollars in millions       1 Year      Years        Years       Total
- -----------------------------------------------------------------------
Interest-rate floors        $  ---     $2,875         $5,445    $8,320
Interest-rate caps             ---        ---            200       200
Call options                   450        ---            ---       450
- -----------------------------------------------------------------------
Total                         $450     $2,875         $5,645    $8,970
- -----------------------------------------------------------------------

LIQUIDITY

     The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, funds from the parent for liquidity. During the first six months of 1996, the parent received $2.1 billion in interest and dividends from subsidiaries and paid $403 million in interest and dividends to third parties. The $1.7 billion difference between interest and dividends received from subsidiaries over interest and dividends paid to third parties is primarily the result of the subsidiaries paying cash dividends to the parent company in order to assist in the funding of the NatWest acquisition. Dividends paid by the corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historical earnings.

     As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $2.5 billion during the six month period ended June 30, 1996. This increase was due to cash provided by investing activities of $17.1 billion and cash provided by operating activities of $2.7 million, offset by cash used in financing activities of $17.3 billion. Net cash provided by investing activities was attributable to a net decrease in securities, primarily due to balance sheet restructuring in preparation for the NatWest acquisition and a net decrease in loans. Net cash provided by operating activities was attributable to net income of $542 million and net proceeds provided from sales of mortgages held for resale of $965 million. Net cash used in financing activities was due to a decrease in deposits of $7.4 billion relating primarily to balance sheet restructuring and divestitures, and a $9.1 billion paydown of short-term borrowings from cash generated from the balance sheet restructuring, offset by the corporation issuing $600 million in preferred stock to assist in the funding of the NatWest acquisition.

     On May 1, 1996, FMG became a subsidiary of a Fleet bank affiliate, and as a result it is anticipated that substantially all future funding of FMG will be provided by such bank. FMG's existing shelf registration was canceled, the revolving credit agreement was paid off and canceled, and all other debt is expected to be paid as it matures.

     At June 30, 1996 and December 31, 1995, the corporation had commercial paper outstanding of $1.6 billion and $2.1 billion, respectively. The corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under these agreements was $1.7 billion at June 30, 1996, with no outstanding balance under these lines of credit.

     Fleet has a universal shelf registration that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $913.4 million at June 30, 1996.

CAPITAL
- -----------------------------------------------------------------------
                          June 30,       March 31,      June 30,
                            1996           1996           1995
- -----------------------------------------------------------------------
Risk-adjusted assets        $80,351         $63,591        $68,403
Tier 1 risk-based capital
  (4% minimum)                 6.85 %          9.18 %         8.22 %
Total risk-based capital
  (8% minimum)                10.61           13.03          12.01
Leverage ratio                 6.59            7.88           6.81
Common equity-to-
  assets                       6.98            8.35           6.83
Total equity-to-assets         8.12            9.49           7.61
Tangible equity-to-assets      6.23            8.12           6.36
Capital in excess of
  minimum requirements:
  Tier 1 risk-based          $2,292          $3,297         $2,863
  Total risk-based            2,094           3,199          2,736
  Leverage                    2,167           2,875          2,296
- -----------------------------------------------------------------------

     At June 30, 1996, the corporation exceeded all regulatory required minimum capital ratios as Fleet's preliminary Tier 1 and Total risk based capital ratios were 6.85 percent and 10.61 percent, respectively, at June 30, 1996, compared with 9.18 percent and 13.03 percent, respectively, at March 31, 1996. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was
6.59 percent at June 30, 1996, compared with 7.88 percent at March 31, 1996. The corporation's ratios decreased compared to March 31, 1996 as a result of increased risk adjusted assets obtained in the NatWest acquisition.
                                       25

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACCOUNTING DEVELOPMENTS

     In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options and similar equity instruments. This statement also permits companies to continue to measure compensation costs for these plans using the current accounting method which is intrinsic value based. Companies that elect to continue to use the intrinsic value method must provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. This standard is effective for the year ended December 31, 1996. The corporation continues to use the intrinsic value based method of accounting and will provide the additional disclosure on the pro forma impact of the fair value based method under SFAS No. 123 in the 1996 annual report for awards granted in both 1995 and 1996.

     The FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which will be effective for transactions occurring after December 31, 1996. This Statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered. The transferor has surrendered control over financial assets only if such assets have been isolated from the transferor, the transferee obtains the right to pledge or exchange the transferred assets, and any agreement to repurchase the transferred assets can be satisfied by delivery of assets that are readily obtainable. Liabilities and derivatives incurred or obtained in exchange for transferred assets are initially measured at fair value. Servicing assets and other retained interests in the transferred assets are measured by allocating the carrying amount between the assets and the retained interests based on their relative fair values. It is management's belief that the adoption of this Statement will not have a material impact on the corporation or its results of operations.

PART II.  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The corporation held its Annual Meeting of Stockholders on April 17, 1996.
(b)   Not applicable.
(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

        Three matters were voted on at the Annual Meeting.

        1. ELECTION OF DIRECTORS

           All ten nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

                                                                        TERM
                NAME OF DIRECTOR            FOR         AGAINST      EXPIRATION
                ----------------            ---         -------      ----------

             Paul J. Choquette, Jr.     222,076,608    2,686,690         1999
             Bernard M. Fox             222,051,581    2,711,717         1999
             Robert J. Kavner           222,130,649    2,632,649         1999
             Thomas D. O'Connor         222,135,720    2,627,578         1999
             Michael B. Picotte         222,211,890    2,551,408         1999
             John S. Scott              222,009,959    2,753,339         1999
             Paul R. Tregurtha          222,178,047    2,585,251         1999
             Stillman B. Brown          222,146,817    2,616,481         1998
             Lois D. Rice               222,098,581    2,664,717         1998
             Robert J. Matura           222,124,389    2,638,909         1997

           The following directors will continue in office and were not up for re-election.

                                                                        TERM
                 NAME OF DIRECTOR                                    EXPIRATION
                 ----------------                                    ----------
             William Barnet, III                                         1997
             John T. Collins                                             1997
             Raymond C. Kennedy                                          1997
             Terrence Murray                                             1997
             Samuel O. Thier                                             1997
             Joel B. Alvord                                              1997
             Bradford R. Boss                                            1998
             James F. Hardymon                                           1998
             Arthur C. Milot                                             1998
             John R. Riedman                                             1998

PART II. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - (CONT'D)

    2. APPROVE THE AMENDED AND RESTATED 1992 STOCK OPTION AND RESTRICTED STOCK PLAN

        The second proposal voted on by the stockholders of the corporation, to approve the Amended and Restated 1992 Stock Option and Restricted Stock Plan, was approved with 208,560,549 votes cast for, 13,929,345 votes cast against, and 2,273,404 abstentions. There were no broker non-votes.

    3.  RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

        The third proposal voted on by stockholders of the corporation, to approve the appointment of KPMG Peat Marwick LLP to serve as independent auditors of the corporation for the current fiscal year ended December 31, 1996, was approved with 223,023,809 votes cast for, 1,052,821 votes cast against, and 686,668 abstentions. There were no broker non-votes.

(d) Not applicable

PART II.  ITEM 6.



(a)  Exhibit Index

 Exhibit
 Number
- ----------
  3(a)        Restated Articles of Incorporation of Registrant, as amended
  3(b)        By-laws of Registrant, as amended
    4         Instruments defining the right of security holders, including debentures*
  10(a)       Fleet  Financial  Group,  Inc.  Executive  Deferred  Compensation  Plan  No.  1 (1996
              Restatement)
  10(b)       Fleet  Financial  Group,  Inc.  Executive  Deferred  Compensation  Plan  No.  2 (1996
              Restatement)
  10(c)       Fleet Financial Group, Inc. Executive Supplemental Plan (1996 Restatement)
  10(d)       Fleet Financial Group, Inc. Supplemental Executive Retirement Plan (1996 Restatement)
  10(e)       Fleet Financial Group, Inc. Retirement Income Assurance Plan (1996 Restatement)
  10(f)       Fleet  Financial  Group,  Inc. Trust  Agreement for Executive  Deferred  Compensation
              Plans No. 1 and 2
  10(g)       Fleet Financial Group, Inc. Trust Agreement for the Executive Supplemental Plan
  10(h)       Fleet Financial Group,  Inc. Trust Agreement for the Retirement Income Assurance Plan
              and the Supplemental Executive Retirement Plan
   11         Statement re-computation of per share earnings
   12         Statement re-computation of ratios
   27(a)      Financial data schedules
   27(b)      Restated Financial data Schedule

*Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) Eight Form 8-K's and Form 8-K/A's were filed during the period from April 1, 1996 to the date of this report.
      - Current Report on Form 8-K dated April 1, 1996, reporting the merger of the southern New England national banks.
      - Amendment to Current Report on Form 8-K/A dated April 5, 1996, amending the Current Report on Form 8-K dated March 15, 1996, filing the Unaudited Pro Forma Combined Financial Statements as of December 31, 1995, and notes thereto, in connection with the NatWest Merger, and the Registrant's 1995 historical financial statements and notes thereto, management's discussion and analysis, and selected financial highlights.
      - Current Report on Form 8-K dated April 15, 1996, reporting the issuance and sale of $300 million 7 1/8% Subordinated Notes due
         April 15, 2006.
      - Current Report on Form 8-K dated April 17, 1996 announcing 1996 first quarter earnings. - Current Report on Form 8-K dated May 1, 1996, reporting the merger of Fleet Bank of New York, National Association with and into NatWest Bank, National Association on May 1, 1996.
      -  Current Report on Form 8-K dated May 15, 1996, filing the Unaudited
         Pro Forma Combined Financial Statements and NatWest historical financial statements, both as of March 31, 1996, and notes thereto, in connection with the NatWest Merger.
      - Current Report on Form 8-K dated July 17, 1996 announcing second quarter earnings.
      -  Amendment to Current Report on Form 8-K/A dated August 5,
         1996, amending the Current Report on Form 8-K dated May 15, 1996, filing the Unaudited Pro Forma Combined Financial Statements and NatWest historical financial statements, both as of March 31, 1996, and notes thereto, in connection with the NatWest Merger.

                               SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    Fleet Financial Group, Inc.
                    ---------------------------
                           (Registrant)










                       /s/ Eugene M. McQuade
                       ---------------------
                         Eugene M. McQuade
                     Executive Vice President
                      Chief Financial Officer







                      /s/ Robert C. Lamb, Jr.
                      -----------------------
                        Robert C. Lamb, Jr.
                     Chief Accounting Officer
                            Controller






Date:  August 14, 1996

                              Exhibit Index

 Exhibit
 Number                           Description
- ----------                        -----------
  3(a)        Restated Articles of Incorporation of Registrant, as amended
  3(b)        Bylaws of Registrant, as amended
  10(a)       Fleet  Financial  Group,  Inc.  Executive  Deferred  Compensation  Plan  No.  1 (1996
              Restatement)
  10(b)       Fleet  Financial  Group,  Inc.  Executive  Deferred  Compensation  Plan  No.  2 (1996
              Restatement)
  10(c)       Fleet Financial Group, Inc. Executive Supplemental Plan (1996 Restatement)
  10(d)       Fleet Financial Group, Inc. Supplemental Executive Retirement Plan (1996 Restatement)
  10(e)       Fleet Financial Group, Inc. Retirement Income Assurance Plan (1996 Restatement)
  10(f)       Fleet  Financial  Group,  Inc. Trust  Agreement for Executive  Deferred  Compensation
              Plans No. 1 and 2
  10(g)       Fleet Financial Group, Inc. Trust Agreement for the Executive Supplemental Plan
  10(h)       Fleet Financial Group,  Inc. Trust Agreement for the Retirement Income Assurance Plan
              and the Supplemental Executive Retirement Plan
   11         Statement re-computation of per share earnings
   12         Statement re-computation of ratios
   27(a)      Financial data schedules
   27(b)      Restated Financial data Schedule