Form 10-Q
period 1996-09-30
FLEET FINANCIAL GROUP INC
filed 1996-11-13
CIK 50341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 1996

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

                          Commission File Number 1-6366


                           FLEET FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Rhode Island                                     05-0341324
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


        One Federal Street
       Boston, Massachusetts                                 02110
(Address of principal executive office)                    (Zip Code)

                                 (617) 292-2000
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES         X                 NO
              ------------------            ------------------

The number of shares of common stock of the Registrant outstanding as of October 31, 1996 was 262,329,887.

================================================================================

                           FLEET FINANCIAL GROUP, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1996
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                            PAGE
PART I. ITEM 1. FINANCIAL INFORMATION
      Consolidated Statements of Income
           Three Months Ended September 30, 1996 and 1995                     3
           Nine Months Ended September 30, 1996 and 1995                      4

      Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995                           5

      Consolidated Statements of Changes in Stockholders' Equity
           Nine Months Ended September 30, 1996 and 1995                      6

      Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1996 and 1995                      7

      Condensed Notes to Consolidated Financial Statements                    8

PART I. ITEM 2.
       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10

PART II.                                                                     26

SIGNATURES                                                                   27

EXHIBITS                                                                     28

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

================================================================================
For the three months ended September 30
Dollars in millions, except share data                    1996            1995
--------------------------------------------------------------------------------
Interest and fees on loans and leases                    $  1,349       $  1,224
Interest on securities                                        190            316
--------------------------------------------------------------------------------
      Total interest income                                 1,539          1,540
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   467            449
   Short-term borrowings                                       57            205
   Long-term debt                                              91            123
--------------------------------------------------------------------------------
      Total interest expense                                  615            777
--------------------------------------------------------------------------------
Net interest income                                           924            763
--------------------------------------------------------------------------------
Provision for credit losses                                    65             27
--------------------------------------------------------------------------------
Net interest income after provision for credit losses         859            736
--------------------------------------------------------------------------------
Noninterest income:
   Service charges, fees, and commissions                     172            124
   Mortgage banking                                           146            137
   Investment services revenue                                 93             81
   Venture capital revenue                                     41             13
   Student loan servicing fees                                 23             17
   Securities available for sale gains                       --                7
   Other                                                       80             69
--------------------------------------------------------------------------------
      Total noninterest income                                555            448
--------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                         425            361
   Occupancy                                                   74             63
   Equipment                                                   71             53
   Mortgage servicing rights amortization                      50             31
   Intangible asset amortization                               40             28
   Legal and other professional                                34             25
   Marketing                                                   26             28
   Other                                                      191            157
--------------------------------------------------------------------------------
      Total noninterest expense                               911            746
--------------------------------------------------------------------------------
Income before income taxes                                    503            438
Applicable income taxes                                       208            170
--------------------------------------------------------------------------------
Net income                                               $    295       $    268
================================================================================
Net income applicable to common shares                   $    273       $    259
================================================================================
Fully diluted weighted average common
  shares outstanding                                  268,812,396    269,278,781
Fully diluted earnings per share                         $   1.02       $    .96
Dividends declared                                       $    .43       $    .40
================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

================================================================================
For the nine months ended September 30
Dollars in millions, except share data                     1996           1995
--------------------------------------------------------------------------------
Interest and fees on loans and leases                    $  3,776       $  3,525
Interest on securities                                        577          1,001
--------------------------------------------------------------------------------
      Total interest income                                 4,353          4,526
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                 1,299          1,272
   Short-term borrowings                                      251            613
   Long-term debt                                             300            359
--------------------------------------------------------------------------------
      Total interest expense                                1,850          2,244
--------------------------------------------------------------------------------
Net interest income                                         2,503          2,282
--------------------------------------------------------------------------------
Provision for credit losses                                   148             75
--------------------------------------------------------------------------------
Net interest income after provision for credit losses       2,355          2,207
--------------------------------------------------------------------------------
Noninterest income:
   Service charges, fees, and commissions                     437            371
   Mortgage banking                                           403            380
   Investment services revenue                                274            238
   Venture capital revenue                                     94             28
   Student loan servicing fees                                 67             47
   Gain from branch divestitures                               92           --
   Securities available for sale gains                         38             12
   Other                                                      219            253
--------------------------------------------------------------------------------
      Total noninterest income                              1,624          1,329
--------------------------------------------------------------------------------
 Noninterest expense:
   Employee compensation and benefits                       1,184          1,086
   Occupancy                                                  210            186
   Equipment                                                  196            154
   Mortgage servicing rights amortization                     139            101
   Intangible asset amortization                               96             76
   Legal and other professional                                92             65
   Marketing                                                   72             70
   Merger-related charges                                    --               50
   Other                                                      567            523
--------------------------------------------------------------------------------
      Total noninterest expense                             2,556          2,311
--------------------------------------------------------------------------------
Income before income taxes                                  1,423          1,225
Applicable income taxes                                       587            477
--------------------------------------------------------------------------------
Net income                                               $    836       $    748
================================================================================
Net income applicable to common shares                   $    783       $    721
================================================================================
Fully diluted weighted average common
  shares outstanding                                  269,259,878    267,644,122
Fully diluted earnings per share                         $   2.91       $   2.69
Dividends declared                                       $   1.29       $   1.20
================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

====================================================================================================================
                                                                                     September 30,     December 31,
Dollars in millions, except share data                                                        1996             1995
--------------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                                   $       6,399    $       4,566
Securities available for sale                                                               10,456           18,533
Securities held to maturity (market value: $1,269 and $782)                                  1,277              798
Loans and leases                                                                            60,086           51,525
Reserve for credit losses                                                                   (1,548)          (1,321)
--------------------------------------------------------------------------------------------------------------------
         Net loans and leases                                                               58,538           50,204
--------------------------------------------------------------------------------------------------------------------
Intangible assets                                                                            1,734            1,116
Mortgages held for sale                                                                      1,555            2,005
Mortgage servicing rights                                                                    1,540            1,276
Premises and equipment                                                                       1,375              991
Other assets                                                                                 4,318            4,943
--------------------------------------------------------------------------------------------------------------------
         Total assets                                                                $      87,192    $      84,432
--------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
   Demand                                                                            $      17,503    $      12,305
   Regular savings, NOW, money market                                                       28,475           22,835
   Time                                                                                     21,573           21,982
--------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                     67,551           57,122
--------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                   2,635            7,425
Other short-term borrowings                                                                  2,482            5,144
Accrued expenses and other liabilities                                                       2,333            1,895
Long-term debt                                                                               4,923            6,481
--------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  79,924           78,067
--------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                                              1,001              399
Common stock (shares issued: 263,388,720 in 1996 and 262,864,257 in 1995;
   shares outstanding: 262,262,380 in 1996 and 262,721,926 in 1995)                              3                3
Common surplus                                                                               3,142            3,149
Retained earnings                                                                            3,186            2,768
Net unrealized gain (loss) on securities                                                       (17)              52
Less: Treasury stock, at cost, 1,126,340 shares in 1996 and 142,331 shares in 1995             (47)              (6)
====================================================================================================================
         Total stockholders' equity                                                          7,268            6,365
====================================================================================================================
         Total liabilities and stockholders' equity                                  $      87,192    $      84,432
====================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

====================================================================================================================================
                                                           Common                               Net
                                                           Stock                             Unrealized
Nine  months ended September 30              Preferred     $.01(a)   Common      Retained    Gain(Loss)   Treasury
Dollars in millions, except share data         Stock        Par      Surplus     Earnings   on Securities  Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
1995
Balance at December 31, 1994                 $    557    $    244    $  2,612    $  2,719    $   (411)   $   (250)   $  5,471
Net income                                                                            748                                 748
Cash dividends declared on common stock
   ($1.20 per share)                                                                 (169)                               (169)
Cash dividends declared on preferred stock                                             (8)                                 (8)
Cash dividends declared by pooled company
   prior to merger                                                                   (102)                               (102)
Issuance of preferred stock                       125                                                                     125
Common stock issued in connection with:
    Employee benefit plans                                                 53         (23)                     73         103
    Acquisition of Northeast Federal Corp                       6         187                                             193
Treasury stock issued in connection with
    the acquisition of NBB Bancorp, Inc.                                  (17)        (21)                    234         196
Adjustment of valuation reserve for
    securities available for sale                                                                 482                     482
Treasury stock purchased                                                                                     (280)       (280)
Other, net                                                     (4)                      4         (60)         (1)        (61)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995                $    682    $    246    $  2,835    $  3,148    $     11    $   (224)   $  6,698
====================================================================================================================================
1996
Balance at December 31, 1995                 $    399    $      3    $  3,149    $  2,768    $     52    $     (6)   $  6,365
Net income                                                                            836                                 836
Cash dividends declared on common  stock
   ($1.29 per share)                                                                 (339)                               (339)
Cash dividends declared on preferred stock                                            (51)                                (51)
Issuance of preferred stock, net of
   issuance cost                                  650                     (15)                                            635
Redemption of preferred stock                     (50)                                 (3)                                (53)
Common stock issued in connection with:
     Employee benefit plans                                                36         (21)                     28          43
     Warrants                                                              15                                              15
Adjustment of valuation reserve for
   securities available for sale                                                                  (69)                    (69)
Treasury stock purchased                                                                                      (69)        (69)
Other, net                                          2                     (43)         (4)                                (45)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                $  1,001    $      3    $  3,142    $  3,186    $    (17)   $    (47)   $  7,268
====================================================================================================================================

(a) During the fourth quarter of 1995, the corporation changed the par value of its common stock from $1 per share to $.01 per share. See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================================
Nine months ended September 30
Dollars in millions                                                          1996        1995
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                 $    836    $    748
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment                      144         117
   Amortization of mortgage servicing rights and intangible assets              235         177
   Provision for credit losses                                                  148          75
   Deferred income tax expense                                                  202          99
   Securities gains                                                             (38)        (12)
   Gain from branch divestitures                                                (92)       --
   Merger-related charges                                                      --            50
Originations and purchases of mortgages held for resale                     (14,621)     (8,471)
Proceeds from sales of mortgages held for resale                             15,891       6,872
(Increase) decrease in trading account assets                                   (10)         64
(Increase) decrease in accrued receivables, net                                (448)         16
Decrease in accrued liabilities, net                                           (176)       (335)
Other, net                                                                      813         271
------------------------------------------------------------------------------------------------
   Net cash provided (used) by operating activities                           2,884        (329)
------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                   (5,210)    (13,900)
Proceeds from sales of securities available for sale                         13,037      10,448
Proceeds from maturities of securities available for sale                     3,870       7,916
Purchases of securities held to maturity                                     (1,093)       (562)
Proceeds from maturities of securities held to maturity                         672       1,533
Loans made to customers, nonbanking subsidiaries                             (1,125)       (882)
Principal collected on loans made to customers, nonbanking subsidiaries         746         632
Proceeds from the sale of subsidiary                                          1,344        --
Net cash and cash equivalents received (paid) for businesses acquired         2,386      (2,816)
Loans purchased from third parties                                             (268)       (396)
Proceeds from sales of loans                                                    338         190
Divestiture of loans                                                          1,773        --
Net (increase) decrease in loans and leases, banking subsidiaries               787      (1,402)
Acquisition of minority interest in subsidiary                                 --          (158)
Purchases of premises and equipment                                            (113)       (102)
Purchases of mortgage servicing rights                                         (171)       (312)
------------------------------------------------------------------------------------------------
   Net cash provided by investing activities                                 16,973         189
------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                     (5,659)     (6,577)
Divestiture of deposits                                                      (2,349)       --
Net increase (decrease) in short-term borrowings                             (8,614)      1,792
Proceeds from issuance of long-term debt                                        446       2,211
Repayments of long-term debt                                                 (2,048)     (1,461)
Proceeds from the issuance of common stock                                       58         103
Proceeds from the issuance of preferred stock                                   631         121
Repurchase of common stock                                                      (69)       (280)
Redemption of preferred stock                                                   (53)       --
Cash dividends paid                                                            (367)       (274)
------------------------------------------------------------------------------------------------
   Net cash used by financing activities                                    (18,024)     (4,365)
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          1,833      (4,505)
------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                          4,566       8,570
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                             $  6,399    $  4,065
================================================================================================

          See accompanying Condensed Notes to Consolidated Financial Statements

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet", "FFG", or "corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 1995. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the nine months ended September 30, 1996 may not be indicative of operating results for the year ending December 31, 1996. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS

     On May 1, 1996, the corporation purchased from National Westminster Plc, the three main operating subsidiaries of NatWest Bancorp: NatWest Bank, N.A., NatWest (Delaware), and NatWest Services, Inc. These three operating entities comprised NatWest Bank, National Association ("NatWest Bank"). The agreement also specified that certain assets and liabilities of NatWest Bank be retained by NatWest Bancorp. NatWest Bank continues its existence under the name Fleet Bank, National Association ("Fleet Bank, N.A."). In accordance with the NatWest Merger Agreement, Fleet may pay a purchase price of up to $3.26 billion consisting of a payment made on May 1, 1996 of $2.7 billion and an earnout payment (the "Earnout") of up to $560 billion over the next eight years. The Earnout will be based on the level of earnings of Fleet Bank, N.A. during such period. The acquisition of NatWest Bank contributed approximately $13 billion and $18 billion of loans and deposits, respectively, and was accounted for using the purchase method of accounting. Goodwill of approximately $660 million was recorded in connection with this transaction and is being amortized on a straight-line basis over 15 years.

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

     The following information presents, on a pro forma basis, certain historical financial information for the corporation, adjusted for each of the NatWest, NBB, Barclays, Plaza, FMG and Northeast transactions as if such transactions had been consummated on January 1, 1995.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


PRO FORMA RESULTS
--------------------------------------------------------------------------------
Nine months ended September 30 (Dollars
in millions,
except per share data)                                          1996(a)    1995
--------------------------------------------------------------------------------
Pro Forma-Fleet, NatWest, NBB, Barclays,
Plaza, FMG and Northeast
Net income                                                      $  778    $  895
Net income applicable to common
  shares                                                           718       836
Net income per common share                                       2.67      3.12
--------------------------------------------------------------------------------
Corporation as Reported
Net income                                                      $  836    $  748
Net income applicable to common
  shares                                                           783       721
Net income per common share                                       2.91      2.69
--------------------------------------------------------------------------------

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

NOTE 4. PREFERRED STOCK

     During July, the corporation redeemed all of its Series III 10.12% Perpetual Preferred Stock. The stock was redeemed at $26.265 per share which resulted in a premium of $2.6 million. As a result of this transaction, the corporation incurred a $.01 reduction to earnings per share for the third quarter.

     During September, the corporation completed a $50 million fixed/adjustable rate preferred stock offering. The preferred stock has an initial rate of 6.59% for the first five years, after which the rate will adjust based on a U.S. Treasury securities rate. The corporation used the proceeds to replace the Series III preferred stock.

     The corporation has called for redemption all of its Series IV 9.375% Perpetual Preferred Stock as of December 1, 1996. The Series IV Preferred Stock will be redeemed at its stated value of $100 per share.

NOTE 5. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash-Flow Disclosure
--------------------------------------------------------------------------------
Nine months ended September 30
Dollars in millions                                        1996          1995
--------------------------------------------------------------------------------
Supplemental disclosure for cash paid
   during the period for:
      Interest expense                                   $  1,808      $  2,206
      Income taxes, net of refunds                            255           274
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Supplemental disclosure of noncash
   investing and financial activities:
       Transfer of loans to foreclosed
           property and repossessed                            15            73
           equipment
       Securitization of residential loans                  1,998          --

       Adjustment to unrealized
           gain/(loss) on securities
           available for sale                                 (69)          422
        Retirement of common stock                             34          --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Assets acquired and liabilities
     assumed in business combinations
     were as follows:
      Assets acquired, net of cash and
          cash equivalents received/(paid)                 17,848         8,920
      Net cash and cash equivalents
          received/(paid)                                   2,386        (2,816)
      Liabilities assumed                                  20,234         5,715
      Common stock issued                                    --             193
      Treasury stock reissued                                --             196
--------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE
--------------------------------------------------------------------------------
                                 Three months                Nine months
Dollars in millions,             ended Sept. 30             ended Sept. 30
except per share data         1996          1995          1996          1995
--------------------------------------------------------------------------------
Earnings
Net income                 $      295    $      268    $      836    $      748
Net interest
income (FTE) (a)                  934           772         2,529         2,318
--------------------------------------------------------------------------------
Per Common Share
Fully diluted
   earnings                $     1.02    $     0.96    $     2.91    $     2.69
Cash dividends
   declared                      0.43          0.40          1.29          1.20
Book value                      23.90         24.47         23.90         24.47
--------------------------------------------------------------------------------
Operating Ratios
Return on average
   assets                        1.35%         1.27%         1.36%         1.21%
Return on common
    equity                      17.83         16.86         17.34         16.65
Efficiency ratio                 61.2          61.2          61.5          62.0
Equity to assets
  (period-end)                   8.34          8.00          8.34          8.00
--------------------------------------------------------------------------------
At September 30
Total assets               $   87,192    $   83,751    $   87,192    $   83,751
Stockholders'
   equity                       7,268         6,698         7,268         6,698
Nonperforming
   assets(b)                      759           771           759           771
--------------------------------------------------------------------------------

(a) Prepared on a fully taxable equivalent (FTE) basis. The FTE adjustment included in net interest income was $10 million and $9 million for the three months ended, and $26 and $36 million for the nine months ended, September 30, 1996 and 1995, respectively.

(b) Nonperforming assets and related ratios at September 30, 1996 do not include $287 million of nonperforming assets classified as held for sale or accelerated disposition.

     Fleet reported net income of $295 million, or $1.02 per fully diluted share, for the quarter ended September 30, 1996, compared to $268 million, or $.96 per fully diluted share, in the third quarter of 1995, an increase of 10%. For the corporation's first nine months of 1996 net income was $836 million, or $2.91 per fully diluted share, compared with $748 million, or $2.69 per fully diluted share, in the first nine months of 1995, an increase of 12%. Return on average assets and return on equity improved to 1.35% and 17.83%, respectively, for the third quarter of 1996, from 1.27% and 16.86%, respectively, for the third quarter of 1995. These results reflect the impact of the corporation's acquisition of NatWest Bank, National Association ("NatWest") subsequent to its consummation on May 1, 1996, as well as cost reductions related to the Shawmut merger.

INCOME STATEMENT ANALYSIS

     The results for the third quarter of 1996 represent the first full quarter impact of NatWest.

Net Interest Income
--------------------------------------------------------------------------------
                                          Three months          Nine months
FTE Basis                                ended Sept. 30        ended Sept. 30
Dollars in millions                      1996       1995       1996       1995
--------------------------------------------------------------------------------
Interest income                        $  1,539   $  1,540   $  4,353   $  4,526
Tax-equivalent
   adjustment                                10          9         26         36
Interest expense                            615        777      1,850      2,244
--------------------------------------------------------------------------------
Net interest income                    $    934   $    772   $  2,529   $  2,318
--------------------------------------------------------------------------------

     Net interest income on a fully taxable equivalent basis totaled $934 million for the quarter ended September 30, 1996, compared to $772 million for the same period in 1995. The $162 million increase was principally related to the NatWest acquisition. This increase was partially offset by decreased net interest income related to the divestitures of core deposits and loans as a result of the Shawmut merger.






Net Interest Margin and Interest-Rate Spread
--------------------------------------------------------------------------------
Three months ended Sept. 30               1996                     1995
--------------------------------------------------------------------------------
Taxable equivalent rates         Average                   Average
Dollars in millions              Balance          Rate     Balance         Rate
--------------------------------------------------------------------------------
Securities                      $  11,838         6.58%   $  19,651        6.21%
Loans and leases                   59,536         8.66       51,831        9.10
Mortgages held for sale             1,676         8.16        2,064        7.76
Other                               1,247         7.65        1,349        5.87
--------------------------------------------------------------------------------
Total interest-earning
   assets                          74,297         8.30       74,895        8.23
--------------------------------------------------------------------------------
Deposits                           50,759         3.66       43,723        4.08
Short-term borrowings               4,512         5.04       14,849        5.73
Long-term debt                      5,063         7.18        6,098        7.38
--------------------------------------------------------------------------------
Interest-bearing
   liabilities                     60,334         4.06       64,670        4.77
--------------------------------------------------------------------------------
Interest-rate spread                              4.24                     3.46
Interest-free sources
   of funds                        13,963                    10,225
--------------------------------------------------------------------------------
Total sources of funds          $  74,297         3.29%   $  74,895        4.11%
--------------------------------------------------------------------------------
Net interest margin                               5.01%                    4.12%
--------------------------------------------------------------------------------

     The net interest margin for the third quarter of 1996 increased 89 basis points to 5.01% from the third quarter of 1995. The increase in the net interest margin is attributable to a more favorable mix of interest-earning assets and interest-bearing liabilities as lower yielding average securities decreased $7.9 billion and higher-cost average short-term borrowings decreased $10.3 billion. The securities were replaced by higher yielding loans while short-term borrowings were replaced by lower yielding core deposits, principally the result of the acquisition of NatWest.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Securities Portfolio
--------------------------------------------------------------------------------
                                           Sept. 30,     Dec. 31,      Sept. 30,
Dollars in millions                          1996          1995          1995
--------------------------------------------------------------------------------
Carrying value                             $  11,733     $  19,331     $  19,500
Average maturity(a)                        2.6 years     1.3 years     1.6 years
Yield(b)                                       6.75%         6.10%         6.07%
--------------------------------------------------------------------------------

(a) Average maturity relates to debt securities only and is calculated using repricing dates rather than contractual maturities.

(b)  Relates to debt securities only.

     The average balance of securities decreased from $19.7 billion, or 26% of average interest earning assets, for the third quarter of 1995 to $11.8 billion, or 16% of average interest earning assets, for the same period of 1996. This $7.9 billion decrease reflects the corporation's balance sheet restructuring program in connection with the NatWest acquisition.

     Average loans and leases increased $7.7 billion to $59.5 billion for the third quarter of 1996, when compared with the third quarter of 1995, due to the NatWest acquisition. Offsetting these items were the divestiture of $1.8 billion of loans in the first quarter of 1996, the securitization of $2.0 billion of residential real estate loans during 1996, and the reclassification of $1.7 billion of loans, primarily consumer loans, to assets held for sale or accelerated disposition during the fourth quarter of 1995, the majority of which were sold in the third quarter of 1996 as part of the Fleet Finance, Inc. disposition. The decrease in the yield on loans and leases from 9.10% for the third quarter of 1995 to 8.66% for the third quarter of 1996 corresponds to the approximately 50 basis point decline in the average prime rate from the third quarter of 1995 compared to the same period in 1996.

     Average interest bearing deposits increased $7.0 billion to $50.8 billion for the third quarter of 1996 due to the NatWest acquisition which contributed approximately $13.0 billion in interest bearing deposits. This increase was partially offset by several factors, including: the divestiture of $2.4 billion of deposits in connection with the Shawmut Merger; proceeds generated from securities sold as part of the balance sheet restructuring program which were used to reduce higher-cost wholesale time deposits; and deposit runoff that was anticipated as a result of acquisitions completed during 1995. The net interest-rate paid on average deposits decreased to 3.66% for the third quarter of 1996 compared to 4.08% for the same period of 1995. The decrease in cost of deposits reflects the NatWest acquisition which increased the level of lower cost core deposits and an overall decline in interest-rates for the first nine months of 1996 in comparison to the same period in 1995.

     The $10.3 billion decrease in average short-term borrowings is attributable to the use of proceeds from the sales of securities to pay down short-term borrowings and the acquisition of NatWest which enabled the corporation to replace short-term borrowings with low-cost core deposits.

     The contribution to the net interest margin of interest-free sources of funds during the third quarter of 1996 was 77 basis points compared to 66 basis points for the third quarter of 1995. This increase is primarily due to the increase in demand deposits acquired from NatWest, which resulted in a higher percentage of interest-free sources of funds as a percentage of total sources of funds.

Noninterest Income
--------------------------------------------------------------------------------
                                          Three months          Nine months
                                         ended Sept. 30        ended Sept. 30
Dollars in millions                      1996       1995       1996       1995
--------------------------------------------------------------------------------
Service charges, fees and
   commissions                         $    172   $    124   $    437   $    371
Mortgage banking revenue                    146        137        403        380
Investment services
  revenue                                    93         81        274        238
Venture capital revenue                      41         13         94         28
Student loan servicing
  fees                                       23         17         67         47
Securities available for
  sale gains                               --            7         38         12
Gain from branch
  divestitures                             --         --           92       --
Other noninterest income                     80         69        219        253
--------------------------------------------------------------------------------
Total noninterest income               $    555   $    448   $  1,624   $  1,329
--------------------------------------------------------------------------------

     Noninterest income for the third quarter and the first nine months of 1996 totaled $555 million and $1,624 million, respectively, compared to $448 million and $1,329 million for the same periods in 1995. The increase of $107 million over the prior year quarter was due primarily to the NatWest acquisition, which contributed $76 million of noninterest income, as well as increases in Fleet's venture capital revenue, mortgage banking revenue, student loan servicing fees and investment services revenue.

     Excluding NatWest's contribution of $50 million, service charges, fees and commissions remained consistent with the third quarter of 1995 despite the regulatory required divestiture of $2.4 billion in deposits during the first quarter of 1996. Investment services revenue increased $12 million, or 15%, from the third quarter of 1995, due to continued strong sales of mutual funds and annuity products and an increase in the overall value of assets managed due to growth fueled by a strong equity market.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Mortgage Banking Revenue
--------------------------------------------------------------------------------
                                             Three months        Nine months
                                            ended Sept. 30      ended Sept. 30
Dollars in millions                         1996      1995      1996      1995
--------------------------------------------------------------------------------
Net loan servicing revenue                 $   101   $    91   $   293   $   257
Mortgage production revenue                     32        27        92        52
Gains on sales of
  mortgage servicing                            13        19        18        71
--------------------------------------------------------------------------------
Total mortgage banking revenue             $   146   $   137   $   403   $   380
--------------------------------------------------------------------------------

     Mortgage banking revenue of $146 million in the third quarter of 1996 increased $9 million over the $137 million recorded in the same period of 1995. Loan servicing revenue represents fees received for servicing residential mortgage loans. The 11% increase in loan servicing revenue is attributable to the $10 billion increase in the corporation's servicing portfolio from $111 billion at September 30, 1995 to $121 billion at September 30, 1996. Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, has been positively impacted by a more favorable interest-rate environment in the third quarter and first nine months of 1996 when compared with the same period of 1995. The corporation sold mortgage servicing rights of approximately $2.8 billion and $2.5 billion in the third quarter of 1996 and 1995, respectively, resulting in pre-tax gains of $13 million and $19 million, respectively. The corporation's decision to sell mortgage servicing rights depends on a variety of factors, including the available markets and current market prices for such servicing rights and the working capital requirements of the corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

     Venture capital revenue increased $28 million to $41 million for the quarter ended September 30, 1996 when compared to the same quarter of 1995 as Fleet Private Equity, the corporation's venture capital business, continued to experience increasing values in equity capital investments managed. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the state of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

     The $6 million increase in student loan servicing fees from 1995 to 1996 is attributable to increased levels of servicing and originations over the prior year period at AFSA Data Corp., the corporation's student loan servicing subsidiary.

     As a condition to the regulatory approval of the Shawmut Merger, the corporation divested certain branches, loans and deposits. The corporation realized $92 million of gains from these divestitures during the first six months of 1996.

Noninterest Expense
--------------------------------------------------------------------------------
                                             Three months        Nine months
                                            ended Sept. 30      ended Sept. 30
Dollars in millions                         1996      1995      1996      1995
--------------------------------------------------------------------------------
Employee compensation                      $   425   $   361   $ 1,184   $ 1,086
Occupancy                                       74        63       210       186
Equipment                                       71        53       196       154
Mortgage servicing rights
   amortization                                 50        31       139       101
Intangible asset
   amortization                                 40        28        96        76
Legal and other
   professional                                 34        25        92        65
Marketing                                       26        28        72        70
Telephone                                       21        15        60        46
Printing and mailing                            21        14        54        43
Merger-related charges                          --        --        --        50
Other                                          149       128       453       434
--------------------------------------------------------------------------------
Total noninterest expense                  $   911   $   746   $ 2,556   $ 2,311
--------------------------------------------------------------------------------

     Noninterest expense for the third quarter and the first nine months of 1996 totaled $911 million and $2,556 million, respectively, compared to $746 million and $2,311 million for the same periods of 1995. The increase of $165 million over the prior year quarter was primarily due to the acquisition of NatWest, which added $189 million of noninterest expense during the third quarter of 1996. Excluding NatWest, noninterest expense and operating noninterest expense (defined as total noninterest expense less mortgage servicing rights and intangible asset amortization) declined $24 million and $43 million, respectively, from the third quarter of 1995. These decreases were primarily the result of ongoing integration of the Shawmut merger and other smaller acquisitions completed during 1995.

     Excluding NatWest, employee compensation and benefits decreased $29 million, or 8.0%, as a result of ongoing successful integration of the Shawmut merger.

     Equipment expense, excluding NatWest, increased $4 million from the prior year's quarter primarily as a result of technological upgrades and improvements, as well as to support the integration of acquired companies. Occupancy expense, excluding NatWest, decreased $8 million from the prior year's quarter primarily due to ongoing successful integration from the Shawmut Merger and other smaller acquisitions completed during 1995. Mortgage servicing rights

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(MSR) amortization increased $19 million to $50 million for the third quarter of 1996 as compared to $31 million for the same period of 1995. The level of amortization increased due to the growth in the size of the servicing portfolio which was $121 billion at September 30, 1996 compared with $111 billion at September 30, 1995, coupled with an $11 million recovery of an impairment reserve during the third quarter of 1995. At September 30, 1996, the carrying value and fair value of the corporation's mortgage servicing rights were $1.5 billion and $1.9 billion, respectively.

     Legal and other professional expense increased $5 million over the third quarter of 1995, excluding NatWest, due to merger integration expenses as a result of the Shawmut merger, as well as various strategic initiatives. Intangible asset amortization increased to $40 million in the third quarter of 1996 from $28 million in the third quarter of 1995 as a result of the NatWest acquisition. Other noninterest expense increased $21 million over the third quarter of 1995 but declined slightly excluding NatWest.

     In connection with the NatWest acquisition, the corporation recorded a restructuring liability of $250 million, which was included as a component of goodwill recorded as part of the transaction. The following table illustrates the separate components of this restructuring liability:

NatWest Restructuring Liability
--------------------------------------------------------------------------------
Dollars in millions
--------------------------------------------------------------------------------
Personnel                                                               $    130
Facilities                                                                    42
Data processing                                                               27
Other                                                                         51
--------------------------------------------------------------------------------
Total                                                                   $    250
--------------------------------------------------------------------------------

     Personnel charges relate primarily to the costs of employee severance, termination of certain employee benefit plans, and employee assistance for separated employees. Facilities charges are the result of the consolidation of back-office operations, and consist of lease-termination costs, writedowns of owned properties, and other facilities-related costs. Data processing costs consist primarily of the write-off of duplicate or incompatible systems hardware and software. Other merger expenses consist primarily of transaction-related costs, such as professional and other fees.

     The following table presents a summary of activity with respect to the corporation's merger-related charges pertaining to Shawmut, in addition to the NatWest related restructuring liability for the nine months ended September 30, 1996. The merger accrual was established in the fourth quarter of 1995 in connection with the Shawmut Merger.

Merger Accrual
--------------------------------------------------------------------------------
Nine Months Ended
September 30, 1996
Dollars in millions                             Shawmut    NatWest      Total
--------------------------------------------------------------------------------
Balance at beginning of year                   $    335    $     --    $    335

Restructuring liability                              --         250         250
Cash outlays                                       (121)        (85)       (206)
Non-cash writedowns                                  (3)        (50)        (53)
--------------------------------------------------------------------------------
Balance at end of period                       $    211    $    115    $    326
--------------------------------------------------------------------------------

     The cash outlays made during the first nine months of 1996 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not anticipated to significantly impact the corporation's liquidity. During the first nine months of 1996, $31 million of incremental costs have been incurred relating to the Shawmut Merger and NatWest acquisition and have not been charged against the merger accrual. It is anticipated that approximately $25 million of additional incremental costs will be incurred in 1996. The corporation expects that the remaining accrual balance of $326 million at September 30, 1996 will be sufficient to absorb the remaining merger-related costs.

Income Taxes

     For the third quarter of 1996, the corporation recognized income tax expense of $208 million, an effective tax rate of 41.3%. Tax expense for the same period of 1995 was $170 million, an effective tax rate of 38.8%. The increase in the effective tax rate is attributable to a higher proportion of income being realized in higher tax rate jurisdictions, principally as a result of NatWest and the impact of higher non tax deductible levels of goodwill amortization as a result of the NatWest acquisition.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Lines of Business

     The financial performance of the corporation is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Financial Services and National Consumer, Commercial Financial Services, Consumer Banking, Investment Services, Treasury, New York-Metro, and All Other Banking.

     Management accounting policies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed a risk-adjusted methodology that quantifies risk types (i.e. credit, operating, market, fiduciary, etc.) within business units and assigns capital accordingly. Within each unit, assets and liabilities are match-funded utilizing similar maturity, liquidity, and repricing information. Management accounting concepts are periodically refined and results may be restated to reflect methodological refinements and/or management organization changes. Results by line of business for the second and third quarter of 1996 are presented below.


Selected Financial Highlights by Lines of Business

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Average Loans
Dollars in millions        Net Income           ROE              ROA         Revenues(a)      Average Assets         and Leases
------------------------------------------------------------------------------------------------------------------------------------
                          3rd      2nd      3rd     2nd      3rd    2nd     3rd      2nd       3rd       2nd        3rd      2nd
                          Qtr.     Qtr.     Qtr.    Qtr.     Qtr.   Qtr.    Qtr.     Qtr.      Qtr.      Qtr.       Qtr.     Qtr.
                          1996     1996     1996    1996     1996   1996    1996     1996      1996      1996       1996     1996
------------------------------------------------------------------------------------------------------------------------------------
Financial Services and
    National Consumer    $   38   $   28    27.1%   19.0%    1.97%  1.42%  $  246   $  231   $ 7,685    $ 7,897   $ 1,045   $ 1,021
Commercial Financial
    Services                 62       51    17.7    14.9     1.00   0.84      247      238    24,683     24,771    23,090    23,195
Consumer Banking             64       66    17.0    18.0     1.78   1.85      472      475    14,317     14,272    12,325    12,142
Investment Services          20       20    46.8    48.3     4.63   4.82      107      110     1,694      1,630     1,459     1,399
Treasury                     23       39    40.3    45.2     0.60   0.83       55       85    15,459     18,982     4,675     7,851
New York-Metro(b)            58       29    11.0     8.4     1.00   0.72      353      224    22,982     16,258    16,884    10,259
All Other                    30       45      NM      NM       NM     NM        9       49       (17)       970        58        68
------------------------------------------------------------------------------------------------------------------------------------
Total                    $  295   $  278    17.8%   17.2%    1.35%  1.32%  $1,489   $1,412   $86,803    $84,780   $59,536   $55,935
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes net interest income (calculated on an FTE basis) and noninterest income.

(b) New York-Metro is a business unit formed in the second quarter of 1996 comprised of all financial services to retail and wholesale clients in the metropolitan area surrounding New York City, primarily including the acquired business of NatWest.

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

     Fleet's Mortgage Banking business originates, sells and services first and second mortgage products spanning all customer segments. This business services a mortgage portfolio of $121 billion and 1.5 million loans. Student loan processing, through the AFSA Data Corporation subsidiary, services 4.0 million accounts nationwide and is the largest third-party servicer in the U.S. with $18 billion in loans serviced.

     Financial Services and National Consumer reported third quarter earnings of $38 million as compared to net income of $28 million in the prior quarter. The increase in net income is primarily due to mortgage banking activity, as earnings increased by $9 million from quarter to quarter.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Commercial Financial Services

     Commercial Financial Services provides a full range of credit and banking services to over 40,000 corporate, middle market, real estate and leasing customers. In addition to traditional credit products, cash management, trade services, corporate trust, foreign exchange, interest-rate protection and investment products are provided to Fleet's commercial customers. The client base is strongly rooted in the Northeast, where this unit holds the leading positions in most core markets. Additionally, Commercial Financial Services has several speciality businesses with national scope. Fleet's diversified commercial and industrial loan portfolio is the fourth largest in the nation. Also, Fleet is the nation's sixth largest middle market lender. Fleet Capital-Leasing, Fleet's leasing subsidiary, is one of the nation's top five bank lessors in domestic equipment leasing. In addition, Fleet Capital is a leading national asset based lending company.

     The recently formed Corporate Finance group provides full-service financial solutions to wholesale customers. Offering a broad array of products, this group provides capital markets financing, mergers and acquisition advisory services, private placements, securitized debt, loan syndications and balance sheet restructuring.

     Commercial Financial Services contributed $52 million of earnings in the third quarter of 1996, as compared to $51 million in the second quarter. The earnings improvement is principally due to higher revenues generated from corporate finance activities and nonreccuring interest payments.

Consumer Banking

     Consumer Banking includes Retail Banking, Small Business Banking and Direct Financial Services. Retail Banking offers consumers products and services to conveniently access, move and manage their money. Small Business Banking provides a full range of accounts and services aimed at businesses with sales of up to $5 million. Direct Financial Services encompasses credit card lending and alternate delivery vehicles including ATMs, the telephone answer center and Fleet's Internet web site, http:\www.fleet.com.

     Consumer Banking financial results for the third quarter of 1996 were $64 million, compared to $66 million in the prior quarter. The slight decline in earnings from the prior quarter resulted from increased net charge-offs in the credit card portfolio as the credit card portfolio has increased to $3.2 billion at September 30, 1996 from $2.8 billion at June 30, 1996.

Investment Services

     Investment Services is comprised of Personal Financial Services, Retirement Plan Services, Fleet Brokerage Securities, Retail Investment Services and Fleet Investment Advisors. Personal Financial Services targets high net worth clients and offers a broad array of asset management, estate settlement, deposit and credit products. Retirement Plan Services focuses on investment management and fiduciary activities with special emphasis on 401K plans. Fleet Brokerage Securities is one of the nation's largest bank-owned discount brokerage firms. Retail Investment Services manages Fleet's mutual fund product set, including the Galaxy Funds and annuities sold to consumers. Fleet Investment Advisors manages in excess of $46 billion of assets supporting the investment service business.

     Investment Services reported net income of $20 million and an ROE of 47% in the third quarter of 1996, which was consistent with $20 million and 48% in the second quarter.

Treasury

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset/liability management function and wholesale funding needs of the corporation.

     The Treasury unit earned $23 million in the third quarter as compared to $39 million in the prior quarter. Second quarter earnings include securities gains of $12 million. Excluding securities gains, net income declined primarily due to the impact of reductions in the unit's earning assets resulting from the corporation's balance sheet restructuring program.

New York-Metro

         New York-Metro is a business unit formed in the second quarter of 1996 comprised of all financial services to retail and wholesale clients in the metropolitan area surrounding New York City. Fleet offices located in Long Island, New York City Westchester combined with acquired business from NatWest Bank, N.A. make Fleet the third-ranked banking institution in New York and fourth-ranked in New Jersey.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The acquisition of NatWest Bank, N.A. added approximately $13 billion of loans and $18 billion of deposits, 300 branches in the New York and New Jersey market, and enhancement of product capabilities to consumer, commercial, and government banking customers.

     New York-Metro's net income in the third quarter was $58 million compared to $29 million in the second quarter, reflecting financial results from a full quarter's impact of the NatWest acquisition, combined with expense reductions related to integration efforts.

All Other

     All other includes the parent company, Fleet Equity Partners, and certain transactions not allocable to any specific business activity. In addition, the impact of methodology allocations, such as loan loss provision, credit reserve, equity, and the offsets to transfer pricing are reported in this unit.

     All Other earned $30 million in the third quarter of 1996 compared to net income of $45 million in the second quarter. This unit's earnings include branch divestitures gains of $19 million in the second quarter. The quarterly decline in average assets is primarily due to the sale of Fleet Finance in the third quarter.

     Fleet Equity Partners, the corporation's venture capital finance subsidiary, earned $23 million in the third quarter as compared to $14 million earned in the prior quarter. Strong quarterly earnings resulted from rising values in this units' equity investments. Increasing value in these investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

Earnings by Subsidiary
--------------------------------------------------------------------------------
                                       Three months           Nine months
                                      ended Sept. 30         ended Sept. 30
Dollars in millions                   1996       1995        1996        1995
--------------------------------------------------------------------------------
Banking Group
New England                        $    160    $    211    $    553    $    614
New York-Upstate                         28          38          90         116
New York-Metro                           58        --            87        --
--------------------------------------------------------------------------------
  Total Banking Group                   246         249         730         730
--------------------------------------------------------------------------------
Financial Services
   Group
Fleet Private Equity                     23           6          52          11
Fleet Mortgage                           21          26          51          72
Fleet Capital-Leasing                     6           4          16          15
Fleet Capital                             7           3          16          11
AFSA                                      3           2          11           5
Other Financial
  Services                                6           3          13          10
--------------------------------------------------------------------------------
  Total Financial
    Services Group                       66          44         159         124
--------------------------------------------------------------------------------
Parent                                  (17)        (25)        (53)        (74)
--------------------------------------------------------------------------------
Merger related
   charges                               --          --          --         (32)
--------------------------------------------------------------------------------
Total                              $    295    $    268    $    836    $    748
--------------------------------------------------------------------------------

     The Banking Group generated $246 million and $249 million of net income for the third quarter of 1996 and 1995, respectively. The third quarter of 1996 represents the first full quarter impact of the acquired NatWest franchise which was combined with the corporation's existing downstate franchise to form the New York-Metro Group. The Banking Group's results for the third quarter of 1996 declined $3 million as the group was negatively impacted by loan and deposit divestitures related to the Shawmut merger and the balance sheet restructuring program related to the NatWest acquisition, as well as increased loan loss provision levels. In addition, noninterest income declined slightly due to lower securities gains and FDIC loan administration fees as the contract with the FDIC expired on December 31, 1995. Offsetting these items were lower noninterest expense due to cost savings from the Shawmut merger integration efforts and additional income from the NatWest franchise.

     The Financial Services Group's net income increased $22 million to $66 million for the quarter ended September 30, 1996 primarily due to increases at Fleet Private Equity, Fleet Capital, and AFSA, partially offset by a decrease at Fleet Mortgage.

     Fleet Private Equity, the corporation's venture capital business, reported net income of $23 million for the third quarter of 1996, an increase of $17 million compared to $6 million for the third quarter of 1995. Results for the third quarter of 1996 include

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$41 million of gains on equity capital investments compared to $13 million for the same period in 1995.

     Fleet Mortgage, the corporation's mortgage banking subsidiary, contributed $21 million to the corporation's earnings for the third quarter of 1996, compared to $26 million in the third quarter of 1995. The $5 million decrease was due to an $11 million recovery of an impairment reserve during the third quarter of 1995, partially offset by increased servicing revenues due to growth in the servicing portfolio.

     Fleet Capital earned $7 million in the third quarter of 1996, more than doubling the $3 million recorded in the third quarter of 1995. The $4 million increase was due to strong loan growth and expense control.

BALANCE SHEET ANALYSIS

     Total assets increased from $84.4 billion at December 31, 1995 to $87.2 billion at September 30, 1996, primarily due to the NatWest acquisition offset by the aforementioned balance sheet restructuring. The balance sheet restructuring, implemented in anticipation of the NatWest acquisition, reduced securities as well as wholesale time deposits and short-term debt. Additionally, the divestitures of both deposits and loans also contracted the balance sheet. The corporation acquired approximately $13 billion of loans and $18 billion of deposits in connection with the NatWest transaction.


Securities
-------------------------------------------------------------------------------------------------------------------
                                              September 30, 1996          June 30, 1996        December 31, 1995
                                              ------------------          -------------        -----------------
                                              Amortized     Market    Amortized     Market    Amortized     Market
Dollars in millions                             Cost        Value       Cost        Value       Cost        Value
-------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  US Treasury and government agencies         $   2,113   $   2,088   $   1,853   $   1,823   $   7,891   $   7,889
  Mortgage-backed securities                      7,846       7,831       8,150       8,100       8,457       8,470
  Other debt securities                            --          --          --          --         1,621       1,662
-------------------------------------------------------------------------------------------------------------------
     Total debt securities                        9,959       9,919      10,003       9,923      17,969      18,021
-------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                      341         348         341         348         359         393
  Other securities                                  187         189         181         181         119         119
-------------------------------------------------------------------------------------------------------------------
     Total securities available for sale      $  10,487   $  10,456   $  10,525   $  10,452   $  18,447   $  18,533

-------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
  State and municipal                         $   1,152   $   1,156   $     842   $     847   $     687   $     695
  Other debt securities                             125         113         121         103         111          87
-------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity        $   1,277   $   1,269   $     963   $     950   $     798   $     782
-------------------------------------------------------------------------------------------------------------------
Total securities                              $  11,764   $  11,725   $  11,488   $  11,402   $  19,245   $  19,315
-------------------------------------------------------------------------------------------------------------------


     The amortized cost of securities available for sale decreased from $18.4 billion at December 31, 1995 to $10.5 billion at September 30, 1996, as a result of the corporation's balance sheet restructuring program executed primarily during the first quarter of 1996. This program was designed to sell lower-yielding securities and use the proceeds to pay down higher-cost wholesale funds. During the first quarter of 1996, the corporation sold approximately $5.8 billion of U.S. Agency securities, $1.4 billion of mortgage-backed securities, and $2.4 billion of other securities.

     The corporation recognized $18 million of gains during the first quarter as a result of these transactions. During the second quarter of 1996, the corporation realized approximately $20 million of securities gains, primarily on sales of marketable equity securities. The likelihood of profitability of any such sales in the future cannot be predicted.

     The valuation reserve on securities available for sale declined to an unrealized loss position of $31 million at September 30, 1996 from an unrealized gain position of $86 million at December 31, 1995, due to unfavorable bond market conditions and gains realized on sales of securities during the first nine months of 1996.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Loans and Leases
--------------------------------------------------------------------------------
                                               Sept. 30,   June 30,    Dec. 31,
Dollars in millions                              1996        1996        1995
--------------------------------------------------------------------------------
Commercial and industrial                      $  30,376   $  29,996   $  23,251
Lease financing                                    2,473       2,323       2,223
Commercial real estate:
  Construction                                     1,081         907         606
  Interim/permanent                                5,580       5,486       4,414
Residential real estate                            8,186       8,222      11,475
Consumer                                          12,390      12,159       9,556
--------------------------------------------------------------------------------
Total loans and leases                         $  60,086   $  59,093   $  51,525
--------------------------------------------------------------------------------

     Total loans and leases increased $8.6 billion from $51.5 billion at December 31, 1995 to $60.1 billion at September 30, 1996, primarily due to the NatWest acquisition which added $13 billion of loans and leases. The increase related to NatWest was partially offset by the securitization of $2.0 billion of residential real estate loans, which have been reclassified to securities for liquidity and collateral purposes, as well as $1.8 billion of divestitures as a result of the Shawmut Merger. In addition, the corporation experienced the impact of several other programs designed to reduce industry and product concentrations as a result of both the Shawmut and NatWest transactions, as well as portfolio runoff. Total loans and leases were up 7%, on an annualized basis, compared to June 30, 1996, as a result of growth in the commercial and industrial, commercial real estate, and credit card portfolios during the quarter.

     Commercial and industrial (C&I) loans increased $7.1 billion from December 31, 1995 to September 30, 1996, due primarily to the NatWest addition of $8.1 billion in C&I loans. The increase was partially offset by $450 million of divestitures and several large paydowns during the first nine months of 1996. The C&I portfolio increased $380 million over the prior quarter due in part to growth in loans to companies in the technology sector. Additionally, lease financing increased $250 million from December 31, 1995 to September 30, 1996.

     Commercial real estate (CRE) loans increased $1.6 billion from December 31, 1995 to September 30, 1996, due to NatWest's contribution of $1.9 billion in commercial real estate. The CRE portfolio increased $268 million over the prior quarter due to loan growth in specialized real estate, including shopping centers and real estate investment trusts.

     Outstanding residential real estate loans secured by one- to four-family residences decreased $3.3 billion to $8.2 billion at September 30, 1996, compared to $11.5 billion at December 31, 1995. The decrease was primarily due to $1.1 billion of divestitures and the securitization of $2.0 billion of residential real estate loans in the first half of 1996, as well as the impact of other programs designed to decrease the corporation's level of residential mortgages in anticipation of the NatWest acquisition. The NatWest acquisition contributed $650 million in residential loans.

Consumer Loans
--------------------------------------------------------------------------------
                                               Sept. 30,   June 30,    Dec. 31,
Dollars in millions                              1996        1996        1995
--------------------------------------------------------------------------------
Home equity                                    $   5,058   $   5,108   $   4,791
Credit card                                        3,191       2,815       1,588
Student loans                                      1,226       1,188       1,179
Installment/Other                                  2,915       3,048       1,998
--------------------------------------------------------------------------------
Total                                          $  12,390   $  12,159   $   9,556
--------------------------------------------------------------------------------

     Consumer loans of $12.4 billion at September 30, 1996 increased $2.8 billion when compared to a portfolio of $9.6 billion at December 31, 1995. Excluding the addition of NatWest, which accounted for $2.4 billion, consumer loans increased $400 million. The increase from December 31, 1995 is principally attributed to increased credit card loans of $1.6 billion due to the acquisition of NatWest which contributed approximately $600 million, the purchase of a $250 million credit card portfolio, as well as continued strong growth related to several promotions aimed at attracting new customers. In addition, home equity loans increased $267 million to $5.1 billion at September 30, 1996 from $4.8 billion at December 31, 1995, primarily due to the acquisition of NatWest which accounted for $757 million in home equity loans, partially offset by divestitures in the first quarter of 1996.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nonperforming Assets(a)
--------------------------------------------------------------------------------
Dollars in millions                      C&I        CRE      Consumer    Total
--------------------------------------------------------------------------------
Nonperforming loans and
  leases:
  Current or less than 90
    days past due                      $    144   $    115   $     10   $    269
  Noncurrent                                199         78        164        441
OREO                                          2         16         31         49
--------------------------------------------------------------------------------
Total NPAs
   September 30, 1996                  $    345   $    209   $    205   $    759
--------------------------------------------------------------------------------
Total NPAs
   June 30, 1996                       $    399   $    188   $    158   $    745
--------------------------------------------------------------------------------
Total NPAs
   December 31, 1995                   $    244   $    112   $    143   $    499
--------------------------------------------------------------------------------

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($215 million, $221 million and $168 million at September 30, 1996, June 30, 1996, and December 31, 1995, respectively). Included in the 90 days past due and still accruing interest were $184 million, $182 million, and $132 million of consumer loans at September 30, 1996, June 30, 1996, and December 31, 1995, respectively. NPAs and related ratios at September 30, 1996, June 30, 1996, and December 31, 1995 do not include $287 million, $365 million, and $317 million, respectively, of NPAs classified as held for sale or accelerated disposition.

     Nonperforming assets (NPAs) increased $95 million from December 31, 1995 to September 30, 1996, excluding $165 million of nonperforming assets obtained in connection with the NatWest acquisition. NPAs at September 30, 1996, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.26% and 0.87%, respectively, compared to 0.97% and 0.59%, respectively, at December 31, 1995. These increases were primarily due to increases in the commercial and industrial, and commercial real estate portfolios, as well as the expiration of a portion of loans subject to federal financial assistance.

     At September 30, 1996, the recorded investment in impaired loans was $539 million, substantially all of which were on nonaccrual status, compared to $538 million at June 30, 1996. Loans are considered impaired when it is probable that the corporation will be unable to collect all amounts due according to the terms of the loan agreement. Included in this quarter's amount is $417 million of impaired loans for which the related impairment reserve is $144 million, and $122 million of impaired loans that, due primarily to charge-offs, do not have an impairment reserve. The average recorded investment in impaired loans during the quarter was $489 million.

Activity in Nonperforming Assets
--------------------------------------------------------------------------------
                                                3rd         2nd          3rd
                                              Quarter     Quarter      Quarter
Dollars in millions                            1996        1996         1995
--------------------------------------------------------------------------------
Balance at beginning
 of period                                  $     745    $     553    $     773
Additions                                         275          221          244
NatWest acquisition                              --            165         --
Reductions:
  Payments/interest applied                      (104)         (98)        (118)
  Returned to accrual                             (55)         (19)         (12)
  Charge-offs/writedowns                          (80)         (57)         (84)
  Sales/other                                     (22)         (20)         (32)
--------------------------------------------------------------------------------
     Total reductions                            (261)        (194)        (246)
--------------------------------------------------------------------------------
Balance at end of period                    $     759    $     745    $     771
--------------------------------------------------------------------------------

     NPA totals and related ratios do not include nonperforming assets classified as held for sale or accelerated disposition. At September 30, 1996, NPAs classified as held for sale or accelerated disposition totaled $287 million as follows:








Nonperforming Assets Held for Sale or Accelerated Disposition(a)
--------------------------------------------------------------------------------
                                     Commer-    Commer-
                                    cial and   cial Real
Dollars in millions                Industrial   Estate     Consumer      Total
--------------------------------------------------------------------------------
Nonaccrual loans
  and leases                       $     131   $     106   $      38   $     275
OREO                                       5           6           1          12
--------------------------------------------------------------------------------
September 30, 1996                 $     136   $     112   $      39   $     287
--------------------------------------------------------------------------------
June 30, 1996                      $     129   $      77   $     159   $     365
--------------------------------------------------------------------------------
December 31, 1995                  $      46   $      77   $     194   $     317
--------------------------------------------------------------------------------

(a) Nonperforming assets held for sale or accelerated disposition do not include loans greater than 90 days past due and still accruing interest ($1 million, $14 million, and $30 million at September 30, 1996, June 30, 1996, and December 31, 1995, respectively).

     Nonperforming assets held for sale or accelerated disposition decreased from $365 million at June 30, 1996 to $287 million at September 30, 1996. The decrease of $78 million is due primarily to the sale of Fleet Finance related loans. The commercial and industrial, and commercial real estate loans included as nonperforming assets held for sale or accelerated disposition are primarily loans originated by the corporation's banking franchise, while consumer loans were predominantly loans originated by Fleet Finance, the corporation's consumer finance subsidiary which was sold on July 31, 1996.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Reserve for Credit Loss Activity
--------------------------------------------------------------------------------
Nine months ended September 30
Dollars in millions                                      1996          1995
--------------------------------------------------------------------------------
Balance at beginning of year                           $   1,321     $   1,496
Provision charged against income                             148            75
Loans and leases charged off                                (335)         (292)
Recoveries of loans and leases charged off                    89            85
Acquisitions/other                                           325            84
--------------------------------------------------------------------------------
Balance at end of period                               $   1,548     $   1,448
--------------------------------------------------------------------------------
Ratios of net charge-offs to average
   loans and leases                                         0.60%         0.55%
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to
   period-end loans and leases                              2.58          2.76
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end NPAs                                           204           188
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end  nonperforming loans and
   leases                                                    218           210
--------------------------------------------------------------------------------

     Fleet's reserve for credit losses increased $100 million from September 30, 1995, to $1,548 million at September 30, 1996, which included $335 million of acquired reserves related to NatWest. The third quarter 1996 provision for credit losses was $65 million, $38 million higher than the prior year's third quarter. The increase is due to $27 million of provision for credit losses related to the NatWest franchise and higher provision being recorded primarily as a result of increased net charge-offs in the credit card portfolio. Net charge-offs were $110 million in the third quarter of 1996 compared to $71 million in the third quarter of 1995 as a result of the addition of the NatWest franchise, coupled with increasing charge-offs in the credit card portfolio. Fleet's credit quality ratios were relatively consistent when comparing the first nine months of 1996 results to the same period of 1995 due to the acquisition of NatWest, offset by the reclassification of certain nonperforming assets to held for sale or accelerated disposition.

Funding Sources
--------------------------------------------------------------------------------
                                               Sept. 30,   June 30,    Dec. 31,
Dollars in millions                              1996        1996        1995
--------------------------------------------------------------------------------
Deposits:
  Demand                                       $  17,503   $  17,527   $  12,305
  Regular savings, NOW,
     money market                                 28,475      28,801      22,835
  Time:
     Domestic                                     19,218      19,832      17,554
     Foreign                                       2,355       1,985       4,428
--------------------------------------------------------------------------------
Total deposits                                    67,551      68,145      57,122
--------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                            378         452       4,461
  Securities sold under agree-
     ments to repurchase                           2,257       2,304       2,964
  Commercial paper                                   667       1,611       2,138
  Other                                            1,815         270       3,006
--------------------------------------------------------------------------------
Total short-term borrowed
     funds                                         5,117       4,637      12,569
--------------------------------------------------------------------------------
Long-term debt                                     4,923       5,303       6,481
--------------------------------------------------------------------------------
Total                                          $  77,591   $  78,085   $  76,172
--------------------------------------------------------------------------------

     Total deposits increased $10.4 billion to $67.6 billion at September 30, 1996, when compared to December 31, 1995. The increase was primarily due to the NatWest contribution of $18 billion in total deposits, partially offset by the reduction of $3.2 billion of higher-rate wholesale time deposits related to the balance sheet restructuring program and $2.4 billion of deposits divested as a condition to regulatory approval of the Shawmut merger. Deposits were divested across all deposit categories and included approximately $300 million of demand deposits, $1.1 billion of savings deposits, and $900 million of time deposits.

     Total short-term borrowed funds decreased $7.5 billion to $5.1 billion at September 30, 1996, when compared to December 31, 1995, primarily due to the aforementioned balance sheet restructuring program, which replaced the corporation's higher cost short-term borrowings with NatWest's lower cost core deposits.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ASSET AND LIABILITY MANAGEMENT

     The corporation manages its interest-rate risk sensitivity using a combination of on and off-balance sheet instruments. Interest-rate risk is analyzed and measured using simulation and valuation models as well as interest-rate gap analysis. Together these tools provide a dynamic view of the earnings sensitivity of the corporation over both relatively short-term and long-term horizons.

     Simulation analysis and interest-rate gap analysis are used to analyze the sensitivity of corporate net interest income over a relatively short (i.e. 1-2 year) time horizon. Simulation analysis involves dynamically modeling the corporation's interest-rate position over a specified time period under various interest-rate scenarios and balance sheet structures. Simulation analyses are used to examine the impact on earnings of immediate interest-rate "shocks," gradual interest-rate "ramps," yield curve "twists," as well as numerous other forecasted interest rate scenarios. Each scenario incorporates what management believes to be the most reasonable assumptions about such variables as volumes, prepayment rates for mortgage assets, and repricing characteristics of noncontractual deposits.

     The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 7.5%. Assuming an immediate 200 basis point decline in interest rates as of September 30, 1996, the estimated exposure to the corporation's net interest income was 3.2%.

     Valuation analysis is also used to analyze the sensitivity of corporate net interest and noninterest income. Valuation analysis involves projecting future cash flows from the corporation's assets, liabilities, and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The corporation's economic value of equity is the estimated net present value of its assets, liabilities, and off-balance sheet positions. The interest-rate sensitivity of economic value of equity is a measure of the sensitivity of long-term earnings. The corporation's limits on interest-rate risk specify that if interest-rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. Assuming an immediate 200 basis point decline in interest rates as of September 30, 1996, the estimated exposure to the economic value of equity was 6.3%.

     Interest-rate gap analysis provides a static view of the maturity and repricing characteristics of the on and off-balance sheet positions. The interest-rate gap is prepared by scheduling all assets, liabilities, and off-balance sheet positions according to scheduled repricing or maturity.

     The following table represents the corporation's interest-rate gap position on September 30, 1996.



Interest-Rate Gap Analysis
--------------------------------------------------------------------------------------------------------------------
                                                                    Repriced Within
--------------------------------------------------------------------------------------------------------------------
September 30, 1996                         3 months     4 to 12      12 to 24        2 to 5    After 5
Dollars in millions by repricing date      or less      months       months          years      years        Total
--------------------------------------------------------------------------------------------------------------------
Total Assets                               $ 48,337     $  9,252     $  6,287       $ 10,923    $ 12,393    $ 87,192
Total Liabilities and Stockholders'
  Equity                                     33,705       15,472        9,028          8,029      20,958      87,192
Net Off Balance Sheet                        (7,209)       2,428        1,335          2,831         615
--------------------------------------------------------------------------------------------------------------------

Periodic Gap                                  7,423       (3,792)      (1,406)         5,725      (7,950)       --
Cumulative Gap                                7,423        3,631        2,225          7,950        --          --
Cumulative Gap as a percent of Total
    Assets                                      8.5%         4.2%        2.6%          9.1%
--------------------------------------------------------------------------------------------------------------------
Cumulative Gap as a percent of Total
    Assets at June 30, 1996                     3.7%         0.6%       (1.8)%         8.3%
--------------------------------------------------------------------------------------------------------------------
Cumulative Gap as a percent of Total
    Assets at December 31, 1995                 2.4%         2.1%        1.4%          9.6%
--------------------------------------------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The corporation's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of September 30, 1996, the estimated exposure was 4.2%.

     The most significant factors affecting the interest-rate risk position in the third quarter were the sale of Fleet Finance and the aging of the interest-rate swap portfolio. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a moderately asset sensitive position.

     Derivative instruments totaling $15.5 billion (notional amount) at September 30, 1996 are being used for interest-rate risk-management purposes. These derivative instruments consist primarily of interest-rate swaps, which total approximately $14.2 billion.

Interest-Rate Risk-Management Instrument Analysis
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Weighted
                                                          Assets/                  Average             Weighted Average
September 30, 1996                            Notional    Liabilities             Maturity    Fair           Rate
Dollars in millions                             Value     Hedged                   (Years)    Value    Receive     Pay
------------------------------------------------------------------------------------------------------------------------------------
Interest-rate risk management swaps:
Receive fixed/pay variable                       $4,705   Variable rate loans
                                                  2,402   Fixed rate deposits
                                                    914   Long-term debt
                                              ----------
                                                  8,021                                2.5   $(43.9)    6.70 %     6.21 %
------------------------------------------------------------------------------------------------------------------------------------
Pay fixed/receive variable                        1,439   Short-term                   2.0    (15.9)    5.55       6.57
                                                          borrowings
------------------------------------------------------------------------------------------------------------------------------------
Basis swaps                                       2,735   Fixed rate deposits
                                                  1,064   Securities
                                                    180   Long-term debt
                                              ----------
                                                  3,979                                2.1     (3.9)    5.62       5.58
------------------------------------------------------------------------------------------------------------------------------------
Index-amortizing swaps receive fixed/pay            766   Variable rate loans          1.0     (0.7)    5.20       5.76
variable
------------------------------------------------------------------------------------------------------------------------------------
Total interest-rate swaps                     $  14,205                                2.1    (64.4)   6.20. %     6.05 %
------------------------------------------------------------------------------------------------------------------------------------
                                              $     598   Fixed rate deposits
                                                    662   Short-term borrowings
                                              ----------
Total other instruments(a)                        1,260                                 .7      8.3      --- (b)    --- (b)
------------------------------------------------------------------------------------------------------------------------------------
Total interest-rate instruments                 $15,465                                2.0   $(56.1)    6.20 %     6.05 %
------------------------------------------------------------------------------------------------------------------------------------

(a)  Other instruments include interest-rate caps and floors.

(b)  Average rates are not meaningful for interest-rate caps and floors.

     In addition to interest-rate swap agreements, the corporation utilizes interest-rate cap and floor agreements to manage interest-rate risk. Interest-rate cap and floor agreements are similar to interest-rate swap agreements except that interest payments are only made or received if current interest-rates rise above/below a predetermined interest-rate. At September 30, 1996, the corporation had approximately $1.3 billion in notional amounts of purchased interest-rate cap and floor agreements.

     The periodic net settlement of interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of September 30, 1996, the corporation has net deferred income of $32.2 million relating to terminated interest-rate contracts, which will be amortized over the remaining life of the underlying interest-rate contracts of approximately three years.

     The interest-rate risk-management instrument activity for the three months ended September 30, 1996 is summarized in the following table (all amounts are notional amounts):

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest-Rate Risk-Management Instrument Activity
------------------------------------------------------------------------------------------------------------------
                                                     Interest-Rate Swaps
                                       ------------------------------------------------
                                       Receive-      Pay-                     Index-         Other
Dollars in millions                     Fixed       Fixed        Basis      Amortizing    Instruments      Total
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996             $   8,221    $   1,535    $   4,179    $   1,137    $   1,448    $  16,520
  Additions                               --              4         --           --           --              4
  Maturities                              (200)        (100)        (200)        (371)        (188)      (1,059)
  Terminations                            --           --           --           --           --           --
------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996        $   8,021    $   1,439    $   3,979    $     766    $   1,260    $  15,465
------------------------------------------------------------------------------------------------------------------

     During the third quarter of 1996, there was a net decrease of approximately $1.1 billion of interest-rate risk-management instruments as maturities were not replaced, which effectively assisted in increasing the corporation's asset sensitive position.

         The maturities of the interest-rate risk-management instruments are shown in the following table:


Maturities of the Interest-Rate Risk-Management Instruments
------------------------------------------------------------------------------------------------------------------------
September 30, 1996                     Within       1 to 2      2 to 3      3 to 4      4 to 5     After 5
Dollars in  millions                   1 Year       Years       Years       Years       Years       Years        Total
------------------------------------------------------------------------------------------------------------------------
Notional amounts:
Interest-rate swaps
Receive-fixed                          $   2,390   $   1,735   $   2,125   $     871   $     285   $     615   $   8,021
Pay-fixed                                    515         250         329         325        --            20       1,439
Basis                                        150       1,094       2,735        --          --          --         3,979
Index-amortizing                             566        --           200        --          --          --           766
------------------------------------------------------------------------------------------------------------------------
Total interest-rate swaps              $   3,621   $   3,079   $   5,389   $   1,196   $     285   $     635   $  14,205
------------------------------------------------------------------------------------------------------------------------
Other interest-rate instruments            1,072        --           150        --             4          34       1,260
------------------------------------------------------------------------------------------------------------------------
Total interest-rate instruments        $   4,693   $   3,079   $   5,539   $   1,196   $     289   $     669   $  15,465
------------------------------------------------------------------------------------------------------------------------


     Mortgage Servicing Rights Prepayment Risk-Management. The corporation also uses interest-rate contracts to manage the prepayment risk associated with the corporation's mortgage servicing portfolio. The value of the corporation's mortgage servicing portfolio may be adversely impacted if mortgage interest-rates decline and actual or estimated loan prepayments increase. As a result, the carrying value of the corporation's mortgage servicing rights are subject to a great degree of volatility in the event of unanticipated prepayments or defaults. To attempt to mitigate the risk related to adverse changes in interest-rates and the potential resultant impairment to MSRs, the corporation holds interest-rate contracts (primarily purchased interest-rate floor contracts). Such contracts are designated as hedges, and changes in the value, net of amortization, are recorded as adjustments to the carrying value of mortgage servicing rights. At September 30, 1996, declines in the value of such contracts aggregating $45 million had been recorded as adjustments to the carrying value of the mortgage servicing rights. The decline in value of such contracts are deferred and amortized over the remaining life of the contracts. At September 30, 1996, the carrying value and fair value of the corporation's mortgage servicing rights were $1.5 billion and $1.9 billion, respectively. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of mortgage servicing rights amortization.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Mortgage Servicing Rights Prepayment Risk-Management Instruments
--------------------------------------------------------------------------------
                              Interest-    Interest-
September 30, 1996              Rate         Rate        Call
Dollars in millions            Floors        Caps       Options       Total
--------------------------------------------------------------------------------
Balance at
   June 30, 1996              $   8,320   $     200    $     450    $   8,970
  Additions                       3,050        --          1,348        4,398
  Maturities                       --          --           --           --
  Terminations                     --          --           (895)        (895)
--------------------------------------------------------------------------------
Balance at Sept. 30, 1996     $  11,370   $     200    $     903    $  12,473
--------------------------------------------------------------------------------
Fair value                    $    27.4   $    (1.1)   $     1.3    $    27.6
--------------------------------------------------------------------------------
Average maturity
  (years)                           3.8         3.8         0.25          3.6
--------------------------------------------------------------------------------

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

Maturities of the Mortgage Servicing Rights
Prepayment Risk-Management Instruments
--------------------------------------------------------------------------------
September 30, 1996                  Within       3 to 4      4 to 5
Dollars in millions                 1 Year       Years       Years       Total
--------------------------------------------------------------------------------
Interest-rate floors               $    --     $   5,125   $   6,245   $  11,370
Interest-rate caps                      --           200        --           200
Call options                             903        --          --           903
--------------------------------------------------------------------------------
Total                              $     903   $   5,325   $   6,245   $  12,473
--------------------------------------------------------------------------------

LIQUIDITY

     The primary sources of liquidity at the parent level are interest and dividends from subsidiaries and access to the capital and money markets. The corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and in the case of nonbanking subsidiaries, funds from the parent for liquidity. During the first nine months of 1996, the parent received $2.5 billion in interest and dividends from subsidiaries and paid $596 million in interest and dividends to third parties. The $1.9 billion difference between interest and dividends received from subsidiaries over interest and dividends paid to third parties is primarily the result of the subsidiaries paying cash dividends or returning capital to the parent company in order to assist in the funding of the NatWest acquisition. Dividends paid by the corporation's banking subsidiaries are limited by various regulatory requirements related to capital adequacy and historical earnings.

     As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $1.8 billion during the nine month period ended September 30, 1996. This increase was due to cash provided by investing activities of $17.0 billion and cash provided by operating activities of $2.9 billion, offset by cash used in financing activities of $18.0 billion. Net cash provided by investing activities was attributable to a net decrease in securities, primarily due to balance sheet restructuring, a net decrease in loans, and $1.3 billion received from the assets sold at Fleet Finance. Net cash provided by operating activities was attributable to net income of $836 million and net proceeds provided from sales of mortgages held for resale of $1.3 billion. Net cash used in financing activities was due to a decrease in deposits of $8.0 billion relating primarily to the balance sheet restructuring and divestitures, and a net paydown of $10.2 billion in short-term borrowings and long-term debt relating primarily to the balance sheet restructuring, offset by the issuance of $650 million in preferred stock, of which $600 million relates to the funding of the NatWest acquisition. During the second quarter FMG became a subsidiary of a Fleet bank affiliate, and as a result substantially all future funding of FMG will be provided by such bank. FMG's existing shelf registration was canceled, the revolving credit agreement was paid off and canceled, and all other debt is expected to be paid as it matures.

     At September 30, 1996 and December 31, 1995, the corporation had commercial paper outstanding of $667 million and $2.1 billion, respectively. The corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under these agreements was $1.0 billion at September 30, 1996, with no outstanding balance under these lines of credit.

     Fleet has a universal shelf registration that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amount of funds available of approximately $863.4 million at September 30, 1996.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL
--------------------------------------------------------------------------------
                                      Sept. 30,       June 30,        Dec. 31,
Dollars in millions                     1996            1996            1995
--------------------------------------------------------------------------------

Risk-adjusted assets                 $   80,036      $   80,389      $   69,384
Tier 1 risk-based capital
  (4% minimum)                             7.06%           6.85%           7.62%
Total risk-based capital
  (8% minimum)                            10.82           10.60           11.29
Leverage ratio                             6.63            6.59            6.41
Common equity-to-
  assets                                   7.19            6.98            7.07
Total equity-to-assets                     8.34            8.12            7.54
Tangible equity-to-assets                  6.48            6.22            6.30
Capital in excess of
  minimum requirements:
  Tier 1 risk-based                  $    2,450      $    2,287      $    2,507
  Total risk-based                        2,260           2,088           2,280
  Leverage                                2,243           2,163           1,983
--------------------------------------------------------------------------------

     At September 30, 1996, the corporation exceeded all regulatory required minimum capital ratios as Fleet's preliminary Tier 1 and Total risk based capital ratios were 7.06 percent and 10.82 percent, respectively, compared with
6.85 percent and 10.60 percent, respectively, at June 30, 1996. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 6.63 percent at September 30, 1996, compared with 6.59 percent at June 30, 1996. The corporation's ratios increased compared to June 30, 1996 as a result of an increase in retained earnings and a reduction in risk-adjusted assets.

RECENT ACCOUNTING DEVELOPMENTS

     In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for employee stock options and similar equity instruments. This statement also permits companies to continue to measure compensation costs for these plans using the current accounting method which is intrinsic value based. Companies that elect to continue to use the intrinsic value method must provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. This standard is effective for the year ended December 31, 1996. The corporation continues to use the intrinsic value based method of accounting and will provide the additional disclosure on the pro forma impact of the fair value based method under SFAS No. 123 in the 1996 annual report for awards granted in both 1995 and 1996.

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

PART II.  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

  Exhibit
  Number
------------
    11          Statement re-computation of per share earnings
    12          Statement re-computation of ratios
    27          Financial data schedule

*Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) The following Form 8-K's and Form 8-K/A's were filed during the period from July 1, 1996 to the date of this report.

     - Current Report on Form 8-K dated July 17, 1996 announcing second quarter earnings.
     - Amendment to Current Report on Form 8-K/A dated August 5, 1996, amending the Current Report on Form 8-K dated May 15, 1996, filing the Unaudited Pro Forma Combined Financial Statements and NatWest historical financial statements, both as of March 31, 1996, and notes thereto, in connection with the NatWest Merger.
     - Current Report on Form 8-K dated August 15, 1996, filing the Unaudited Pro Forma Combined Financial Statements as of June 30, 1996, and notes thereto, in connection with the NatWest Merger.
     - Current Report on Form 8-K dated August 23, 1996, reporting the decision of the United States District Court for the District of Connecticut that the Comptroller of the Currency exceeded its authority in approving the April merger of five of Fleet's national banking subsidiaries in Connecticut, Massachusetts and Rhode Island.
     - Current Report on Form 8-K dated September 27, 1996, reporting the issuance and sale of 1,000,000 Depositary Shares, each representing a one-fifth interest in a share of Series VIII Fixed/Adjustable Rate Non-cumulative Preferred stock at a purchase price of $50 per Depositary Share.
     - Current Report on Form 8-K dated October 16, 1996, announcing third quarter earnings.

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Fleet Financial Group, Inc.
                           ---------------------------
                                  (Registrant)


                              /s/ Eugene M. McQuade
                            ------------------------
                                Eugene M. McQuade
                            Executive Vice President
                             Chief Financial Officer


                             /s/ Robert C. Lamb, Jr.
                            ------------------------
                               Robert C. Lamb, Jr.
                            Chief Accounting Officer
                                   Controller


Date:  November 13, 1996