Form 10-K405
period 1996-12-31
FLEET FINANCIAL GROUP INC
filed 1997-03-27
CIK 50341

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                                ______________________
                                      FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                       OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 - COMMISSION FILE NUMBER 1-6366
               ________________________________________________________

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

                                    617 / 292-2000

                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    --------------------          -----------------------------------------

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

Depositary Shares each representing a one-fifth
  interest in a share of Series VI 6.75%
  Perpetual Preferred Stock, $1 Par Value              New York Stock Exchange

Preferred Securities Guarantee by Fleet Financial
  Group, Inc. of 8.00% Trust Originated Preferred
  Securities issued by Fleet Capital Trust I           New York Stock Exchange

Preferred Share Purchase Rights                        New York Stock Exchange

Warrants to purchase common stock                      New York Stock Exchange

          _________________________________________________________________
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of

1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  YES  XX   NO
                                        --      --
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of February 28, 1997, (the latest practicable date) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $15.3 billion, which excludes $323 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.

    The number of shares of common stock of the Registrant outstanding as of February 28, 1997 was 255,933,312.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's 1996 Annual Report to Shareholders (Parts I, II, and IV).
2. Pertinent extracts from Registrant's Proxy Statement filed with the Commission are incorporated into Part III.

    Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

================================================================================

                                  TABLE OF CONTENTS

         Description                                                Page Number
         -----------                                                -----------

Part I.  Item 1    __ Business . . . . . . . . . . . . . . . . . . .      3
         Item 2    __ Properties . . . . . . . . . . . . . . . . . .      9
         Item 3    __ Legal Proceedings. . . . . . . . . . . . . . .      9
         Item 4    __ Submission of Matters to a Vote of Security
                      Holders. . . . . . . . . . . . . . . . . . . .      9
Part II. Item 5    __ Market for the Registrant's Common Stock and
                      Related Stockholder Matters. . . . . . . . . .      9
         Item 6    __ Selected Financial Data. . . . . . . . . . . .      9
         Item 7    __ Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       9
         Item 8    __ Financial Statements and Supplementary Data. .      10
         Item 9    __ Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . .      10
Part III. Item 10  __ Directors and Executive Officers of the
                      Registrant . . . . . . . . . . . . . . . . . .      10
         Item 11   __ Executive Compensation . . . . . . . . . . . .      13
         Item 12   __ Security Ownership of Certain Beneficial Owners
                      and Management . . . . . . . . . . . . . . . .      13
         Item 13   __ Certain Relationships and Related
                       Transactions  . . . . . . . . . . . . . . . .      13
Part IV. Item 14   __ Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K . . . . . . . . . . . . .      13
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . .      17

                                       PART I.


ITEM 1.   BUSINESS

GENERAL

    Fleet Financial Group, Inc. (the "Registrant", "Corporation" or "Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the eleven largest bank holding companies in the United States, with total assets of $85.5 billion at December 31, 1996. Fleet has approximately 36,000 employees.

    Fleet reported net income for 1996 of $1.14 billion, or $3.95 per share. This compared to net income of $610 million, or $1.57 per share in 1995. For a more detailed discussion of the Corporation's financial results, see "Management's Discussion and Analysis" (pages 19-39) of the Corporation's 1996 Annual Report to Shareholders, which is incorporated by reference herein.

    Fleet is engaged in general commercial banking and trust business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, New Jersey, Maine, and New Hampshire through its banking subsidiaries: Fleet National Bank ("Fleet-Southern New England"); Fleet Bank ("Fleet-New York"); Fleet Bank, National Association ("FBNA"); Fleet Bank of Maine ("Fleet-Maine"); and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Corporation also has a thrift subsidiary, Fleet Bank, F.S.B. ("Fleet-FSB") located in Boca Raton, Florida.

    Fleet provides, through its nonbanking subsidiaries, a variety of financial services, including mortgage banking, asset-based lending, equipment leasing, real estate financing, securities brokerage services, investment banking, investment advice and management, data processing, and student loan servicing.

    On May 1, 1996, the Corporation acquired from National Westminster Plc substantially all of the net assets of the three main operating subsidiaries of NatWest Bancorp ("NatWest Bank"). The former NatWest Bank was merged into Fleet Bank, National Association. In accordance with the NatWest merger agreement, Fleet paid a purchase price at closing of $2.7 billion. Subject to the level of earnings of Fleet Bank, National Association, Fleet may be required to make additional payments of up to $560 million over the next eight years, commencing in 1997. The acquisition of NatWest Bank contributed approximately $13 billion and $18 billion of loans and deposits, respectively, and approximately 300 branches in New York and New Jersey. The transaction was accounted for using the purchase method of accounting.

    On November 30, 1995, the merger of Fleet and Shawmut National Corporation ("Shawmut") was completed ("Shawmut Merger"), and was accounted for as a pooling of interests. Fleet exchanged approximately 105 million common shares for all the outstanding shares of Shawmut at an exchange ratio of .8922 shares of Fleet for each share of Shawmut.

    The Corporation is organized along functional lines of business as follows:
Commercial Financial Services, Consumer Banking, Financial Services and National Consumer, Investment Services and Treasury.

    Commercial Financial Services includes a broad range of commercial and corporate lending as well as commercial real estate, asset-based lending, precious metals, and leasing. In addition to incorporating the commercial function in each of the Corporation's banking subsidiaries, this business unit
also includes Fleet Capital and Fleet Capital-Leasing.   Fleet Capital, a
national asset-based lending business, has 17 offices nationwide doing business in 40 states. Fleet Capital-Leasing, which has 19 offices nationwide, engages primarily in upper middle-market equipment leasing. This unit also includes the recently formed corporate finance group that provides capital markets financing, mergers and acquisition advisory services, private placements, securitized debt, loan syndications and balance sheet restructuring.

    Consumer Banking includes retail banking, small business banking and direct financial services and has the largest branch-based banking franchise in the Northeast and is the major provider of funds available for lending by the Corporation. Retail banking offers consumers products and services to access, move and manage their money. Retail banking delivers these services through its network of over 1,200 branches, 2,000 ATMs and telephone banking centers. Small business banking provides a full range of accounts and services aimed at businesses with sales of up to $10 million. Fleet is the leading small-business lender in the Northeast and ranks sixth nationwide. Direct financial services encompasses credit card lending and alternative delivery vehicles including ATMs, the telephone answer center, debit-card programs and Fleet's internet web site.

    Financial Services and National Consumer includes Fleet's government banking, global services, mortgage banking, and student loan services businesses. This business unit includes Fleet Mortgage Group, Inc. ("FMG"), the Corporation's mortgage banking subsidiary, which conducts the purchase, origination, sale, and servicing of residential first and second mortgage loans, and the purchase and sale of servicing rights associated with mortgage loans. This business unit also includes AFSA Data Corporation ("AFSA"), the Corporation's student loan processing subsidiary, the nation's largest third-party servicer of student loans servicing more than $23 billion of asset
value in more than 4.5 million accounts.   AFSA's three basic product lines
include the Campus-Based student loan product, the Federal Direct Student Loan Program; and the Federal Family Education Loan Program. In government banking, Fleet is the principal depository for the states of New York, Massachusetts, Connecticut, Rhode Island and Maine and the largest depository for government entities in the United States. In addition, Fleet's government banking tax processing unit provides advanced image capture and processing solutions to both government agencies and corporations. Global Services provides multiple products encompassing cash management, bankruptcy proceedings, and domestic and international transaction processing to the insurance industry, mutual fund companies and commercial banking customers.

    The Investment Services line of business consists of personal asset management, endowment and custody services, employee benefit management and mutual funds. These services are provided by the Corporation's trust and investment management subsidiaries, Fleet Investment Services Group and Fleet Investment Advisors, Inc. This unit includes the Corporation's discount brokerage subsidiary, Fleet Brokerage Securities, Inc., which is engaged in providing securities brokerage services, including clearing services, related securities credit extension, and other incidental activities through 12 offices in 11 states.

    The Treasury line of business includes the treasury function, which manages the Corporation's securities and residential mortgage portfolios, trading operations, asset/liability management function, and the wholesale funding needs of the Corporation.

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

SUPERVISION AND REGULATION

    Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Fleet-Maine, Fleet-NH, and Fleet-New York as state-chartered member banks are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. FBNA and Fleet-Southern New England are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). Fleet-FSB is a federal savings association subject to regulation and supervision by the Office of Thrift Supervision (the "OTS").
Each subsidiary bank's deposits are insured by the FDIC and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

    The BHCA requires that Fleet obtain prior approval from the Federal Reserve Board for bank and nonbank acquisitions and restricts the business operations permitted to Fleet. The BHCA also restricts the acquisition of shares of out-of-state banks unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In addition, Fleet's bank subsidiaries must obtain prior approval from their respective primary regulators for most acquisitions. Virtually all aspects of the subsidiary banks' businesses are subject to regulation and examination, depending on the charter of the particular banking subsidiary, by the Federal Reserve Board, the OCC, the OTS, the banking regulatory agencies of the states in which they operate, or a combination of the above.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") provides for, among other things, increased funding for the Bank Insurance Fund of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon the particular institution's level of capital. The FDICIA established five tiers of capital measurement ranging from "well-capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1996, all of Fleet's subsidiary banking institutions met the requirements of a "well capitalized" institution.

    Under the FDICIA, a depository institution that is well-capitalized may accept brokered deposits. Other depository institutions are subject to limitations on their ability to accept brokered deposits. In Fleet's opinion, these limitations do not have a material effect on Fleet or its subsidiaries.

    The FDICIA directs that each federal banking agency prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. Final interagency regulations to implement these safety and soundness standards have recently been adopted by the federal banking agencies. In July 1995, the federal banking agencies published proposed guidelines establishing safety and soundness standards concerning asset-quality and earnings. These guidelines were adopted and incorporated into the Interagency Guidelines Establishing Standards for Safety and Soundness effective
October 1, 1996.   The ultimate cumulative effect of these standards cannot
currently be forecast.

    The FDICIA also contains a variety of other provisions that may affect Fleet's operations, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

    Under the Federal Reserve Board capital guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of cumulative and noncumulative perpetual preferred stock, less deductible intangibles ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). Fleet is also subject to a minimum leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill) requirement of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. Fleet's banking subsidiaries are subject to similar capital requirements except that preferred stock must be noncumulative to qualify as Tier 1 capital. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 1996, Fleet's capital ratios exceeded all minimum regulatory capital requirements.

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

    Fleet is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of Fleet to benefit from the distribution of assets of any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary except to the extent that a claim of Fleet as a creditor may be recognized. There are various statutory and regulatory limitations on the extent to which banking subsidiaries of Fleet can finance or otherwise transfer funds to, or engage in other transactions with, Fleet or its nonbanking subsidiaries. Such transfers and transactions between any subsidiary bank and Fleet or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to Fleet and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

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

    On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). The Interstate Act facilitates the interstate expansion and consolidation of banking organizations by permitting (i) beginning one year after enactment of the legislation, bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) the interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date,
(iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in such state would be authorized to do so, and (v) beginning September 29, 1995, banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same or different state. Connecticut, Massachusetts, New Jersey, New York and Rhode Island, which are among the states in which Fleet subsidiaries conduct banking operations, have adopted legislation opting into the interstate banking provisions of the Interstate Act. New York has not opted into the interstate branching provisions of the Interstate Act. During 1996, Fleet merged its banking subsidiaries in the following states: Rhode Island, Fleet National Bank ("Fleet-RI"); in Connecticut, Fleet Bank, National Association ("Fleet-CT") and Fleet National Bank of Connecticut ("FNB-CT"); and in Massachusetts, Fleet Bank of Massachusetts, National Association ("Fleet-MA") and Fleet National Bank of Massachusetts ("FNB-MA"). The merger of these banks formed the Fleet-Southern New England bank. The merger was transacted in order to achieve cost savings and to increase convenience to its customers. The Corporation continues to explore other potential consolidations of its bank subsidiaries.

    The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing. Proposals to change the laws and regulations governing the operations and taxation of banks, companies that control banks, and other financial institutions are frequently raised in Congress, in the state legislatures, and before various bank regulatory authorities. The likelihood of any major changes and the impact such changes might have on Fleet are impossible to determine.

    See "Note 17. Commitments, Contingencies and Other Disclosures" (page 64) and "Note 18. Regulatory Matters" (pages 64-65) of the Notes to Consolidated Financial Statements and the "Liquidity Risk" (page 37) and "Capital" (page 38) sections of Management's Discussion and Analysis in the 1996 Annual Report to Shareholders (each of which are incorporated by reference herein) for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.

STATISTICAL INFORMATION BY BANK HOLDING COMPANIES

         The following information from the following portions of the 1996 Annual Report to Shareholders is incorporated by reference herein:

         "Rate/Volume Analysis" table (page 67) for changes in the taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

         "Consolidated Average Balances/Interest Earned-Paid/Rates 1992-1996" table (pages 68-69) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields and rates paid.

         "Note 3. Securities" of the Notes to Consolidated Financial Statements (page 50) for information regarding book values, market values, maturities, and weighted average yields of securities (by category).

         "Note 4. Loans and Leases" of the Notes to the Consolidated Financial Statements (page 51) for distribution of loans of the Registrant.

         "Loan and Lease Maturity" table and "Interest Sensitivity of Loans Over One Year" table (page 69) for maturities and sensitivities of loans to changes in interest rates.

         "Note 6. Nonperforming Assets" (page 52) and "Note 1. Summary of Significant Accounting Policies - Loans and Leases" (page 46) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due, and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

         "Loans and Leases" section of Management's Discussion and Analysis (page 28) for information regarding loan concentrations of the Registrant.

         "Reserve for Credit Losses" section of Management's Discussion and Analysis (page 30) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

         "Consolidated Average Balances/Interest Earned-Paid/Rates 1992-1996" table (pages 68-69) and the "Funding Sources" section of Management's Discussion and Analysis (pages 31) for deposit information.

         "Selected Financial Highlights" for return on assets, return on equity, common dividend payout ratio and equity to asset ratio.

         "Note 9. Short-term Borrowings" of the Notes to Consolidated Financial Statements (pages 53-54) for information on short-term borrowings of the Registrant.

ITEM 2.  PROPERTIES


    The Registrant maintains its corporate headquarters at One Federal Street, Boston, Massachusetts. The registrant also maintains principal offices at 777 Main Street, Hartford, Connecticut, 50 Kennedy Plaza, Providence, Rhode Island, and 10 Exchange Place, Jersey City, New Jersey.

    A subsidiary of the registrant is a partner with certain other parties in the ownership and management of 50 Kennedy Plaza, Providence, Rhode Island. Adjacent to the Providence building, Fleet-Southern New England owns a building which houses the offices of many of the Providence-based subsidiaries. Fleet-Southern New England also owns an operations center, located in Providence. Fleet Bank, National Association, owns an operations center in Scranton, Pennsylvania. The Registrant also owns office buildings in Buffalo, New York, and Albany, New York, which house operational facilities of Fleet-New York. Portions of the Fleet-Southern New England and Fleet-New York buildings are leased to nonaffiliates.

    As of December 31, 1996, the Registrant's subsidiaries also operated approximately 1,600 domestic offices, of which approximately 730 are owned and 870 are leased.

ITEM 3.  LEGAL PROCEEDINGS

    Information regarding legal proceedings of the Registrant is incorporated by reference herein from "Note 17. Commitments, Contingencies and Other Disclosures" (page 64) of the Registrant's 1996 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    For information regarding the New York Stock Exchange, high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on Fleet's common stock, see the "Common Stock Price and Dividend Information" table (page 68) of the Registrant's 1996 Annual Report to Shareholders, which is
incorporated by reference herein.   At December 31, 1996, Fleet had 57,072
stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

    The information set forth in "Selected Financial Highlights" of the Registrant's 1996 Annual Report to Shareholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth in Management's Discussion and Analysis (pages 19-39) of the Registrant's 1996 Annual Report to Shareholders is incorporated by reference herein.

CAUTIONARY STATEMENT

    This Annual Report on Form 10-K contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Corporation's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information set forth in the Registrant's 1996 Annual Report to Shareholders is incorporated by reference herein:

    The Consolidated Financial Statements, together with the report thereon by KPMG Peat Marwick LLP (pages 41-45); the Notes to the Consolidated Financial Statements (pages 46-66); and the unaudited information presented in the "Quarterly Summarized Financial Information" table (page 67).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the captions "Election of Directors" (pages 3-5), "Compensation of Executive Officers -- Severance Agreements and Employment Contracts" (pages 23-24), and "Other Information Relating to Directors, Nominees and Executive Officers" (pages 24-25) in the Registrant's Proxy Statement with respect to the name of each nominee or director, his or her age, his or her positions and offices with the Registrant, his or her service on the Registrant's Board, any arrangement or understanding pursuant to which he or she has or is to be selected as a director or nominee, his or her business experience, his or her directorships held in other public companies, certain family relationships and involvement in certain legal proceedings is incorporated by reference herein.

    The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 1, 1997 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

     NAME                POSITIONS WITH THE CORPORATION                     AGE
Terrence Murray.... Chairman, President and Chief Executive Officer           57

Robert J. Higgins.. Vice Chairman                                             51

Gunnar S.
Overstrom, Jr...... Vice Chairman                                             54

H. Jay Sarles...... Vice Chairman                                             51

Michael R. Zucchini Vice Chairman                                             50

David L. Eyles..... Executive Vice President & Chief Credit Policy Officer    57

Eugene M. McQuade.. Executive Vice President & Chief Financial Officer        48

Anne M. Finucane... Senior Vice President                                     44

Robert B.
Hedges, Sr......... Senior Vice President                                     38

William
C. Mutterperl...... Senior Vice President, Secretary & General Counsel        50

Anne M. Slattery... Senior Vice President                                     49

M. Anne Szostak.... Senior Vice President                                     46

Douglas L. Jacobs.. Treasurer                                                 49

Robert C. Lamb, Jr. Controller and Chief Accounting Officer                   41

Brian T. Moynihan.. Managing Director, Corporate Strategy and Development     37

     Terrence Murray joined Fleet-RI in 1962. After serving in various capacities for Fleet-RI and the Corporation, in 1978, he was elected President of the Corporation. He became Chairman of the Board of Directors and Chief Executive Officer of the Corporation in 1982. He has continued to serve in that capacity, except in 1988 following the Norstar acquisition when he served as President and Chief Operating Officer, and following the Shawmut Merger until December 1996, when Mr. Murray served as President and Chief Executive Officer. Mr. Murray has been a Director of Fleet since 1976.

     Robert J. Higgins joined Fleet-RI in 1971 and was elected President in 1986. In 1984, he was named a Vice President of the Corporation. In 1989, he was named an Executive Vice President of the Corporation and Chief Executive Officer of Fleet-RI. In 1991, Mr. Higgins was named President of Fleet-CT. In 1993, he was named a Vice Chairman of the Corporation and is currently responsible for the commercial services division.

     Gunnar S. Overstrom is a Vice Chairman of the Corporation responsible for consumer banking and investment services. Mr. Overstrom served as President and Chief Operating Officer of Shawmut from 1988 to 1995. Prior to the merger in 1995 with Fleet, Mr. Overstrom was Chairman, Chief Executive Officer and a Director of FNB-CT and President, Chief Executive Officer and a Director of FNB-MA. Mr. Overstrom joined FNB-CT in 1975 and after serving in various capacities for FNB-CT, he was elected President in 1986, Chief Executive Officer in 1988, and in 1992, he became Chairman of FNB-CT and Chief Executive Officer of FNB-MA. From October 1992 to September 1994, Mr. Overstrom also served as Chairman of FNB-MA.

     H. Jay Sarles is in charge of strategic planning, mergers and acquisitions, staff support functions and mortgage banking. Mr. Sarles joined Fleet-RI in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, Inc., the parent company of Fleet-MA and Fleet-CT. In March 1993, he was named a Vice Chairman of the Corporation. In 1996, Mr. Sarles was named Chairman of Fleet Bank, National Association.

     Michael R. Zucchini is responsible for the financial services division and national consumer businesses. Mr. Zucchini joined the Corporation in 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut. In 1993, Mr. Zucchini was named a Vice Chairman of the Corporation.

     David L. Eyles is an Executive Vice President and Chief Credit Policy Officer of the Corporation. Mr. Eyles was a Vice Chairman and Chief Credit Policy Officer of Shawmut, and a Vice Chairman and a Director of FNB-CT and FNB-MA until 1995. Mr. Eyles joined Shawmut in 1992, following three months of working with Shawmut as a consultant. Between 1988 and 1991, he was Vice Chairman and Chairman of the Credit Policy Committee at Mellon Bank Corporation/Mellon Bank, N.A.

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

     Anne M. Finucane joined Fleet in 1995 as Senior Vice President and Director of Corporate Marketing and Corporate Communications from her own consulting firm. From 1980 to 1994, Ms. Finucane held various executive positions at the advertising agency of Hill, Holliday, Connors, Cosmopulos, Inc.

     Robert B. Hedges is a Senior Vice President responsible for Fleet's consumer banking alternative delivery systems, credit card business and data base management. Mr. Hedges joined Shawmut in 1993 from First Manhattan Consulting Group, where he was Vice President from 1992 to 1993. From 1983 to 1992, Mr. Hedges was Vice President and banking practice lender of the MAC Group, New York, a consulting firm specializing in management consulting.

     William C. Mutterperl joined Fleet-RI in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation.

     Anne M. Slattery joined the Corporation in 1994 as Senior Vice President and head of Consumer and Community Banking. From 1969 through 1993, Ms. Slattery served in various capacities with Citicorp, having last served as a managing director of U.S. Consumer Banking. In 1996, Ms. Slattery was named Chairman of Fleet-FSB.

     M. Anne Szostak joined Fleet-RI in 1973, where she was an executive vice president from 1985 to 1988. In 1988 she was named Vice President of Human Resources for the Corporation. In 1991 she was named Chairman, President and Chief Executive Officer of Fleet-Maine. In 1994, Ms. Szostak was named a Senior Vice President, Human Resources, of the Corporation.

     Douglas L. Jacobs joined FMG in 1988 as Executive Vice President in charge of secondary marketing. Prior to joining Fleet, Mr. Jacobs worked in a variety of positions at Citicorp. Mr. Jacobs was named Director of Capital Markets in 1994 and in 1995 was named Treasurer. Mr. Jacobs is responsible for all funding, investment portfolio, capital markets trading and asset/liability functions.

     Robert C. Lamb, Jr. is the controller and chief accounting officer for the Corporation. Mr. Lamb joined the Corporation in 1986 as controller of its data processing subsidiary and was subsequently named controller of Fleet Services Corp. in 1988. Mr. Lamb was appointed controller of another affiliate, Fleet Credit Corporation, in 1990 and in 1991 was named senior vice president and chief financial officer of RECOLL Management Corporation, Fleet's management and collection subsidiary. In April 1993, Mr. Lamb was named controller of the Corporation.


     Brian T. Moynihan joined the Corporation in 1993 as Deputy General Counsel. In March 1994, he was named Managing Director, Corporate Strategy and Development for the Corporation. From 1991 to 1993, Mr. Moynihan was a partner in the law firm of Edwards & Angell, where he had been an associate since 1984.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to Instruction G of Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Compensation of Directors" (pages 10-11), "Compensation of Executive Officers" (pages 17-24) and "Compensation Committee Interlocks and Insider Participation" (page 25). Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402 (a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to Instruction G of Form 10-K and Item 403 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Security Ownership of Certain Beneficial Owners" (page 2) and "Security Ownership of Directors and Executive Officers" (pages 11-12).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to Instruction G of Form 10-K and Item 403 of Regulation S-K, information set forth under "Indebtedness and Other Transactions" (pages 24-25) in the Corporation's Proxy Statement is incorporated by reference herein.

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

(a)(3).   See the exhibits listed below.

(b) Six Current Reports on Form 8-K were filed during the fourth quarter of 1996 to the date of this Report:

          - Current Report on Form 8-K dated October 16, 1996, announcing third quarter earnings.

          - Current Report on Form 8-K dated November 14, 1996, filing the Unaudited Pro Forma Combined Financial Statements as of September 30, 1996, and Notes thereto, in connection with the NatWest Merger.

          - Current Report on Form 8-K dated December 5, 1996, restating Delaware local counsel's opinion with respect to Fleet Capital Trusts.

          - Current Report on Form 8-K dated December 19, 1996, reporting the sale of $250,000,000 7.92% Capital Securities.


          - Current Report on Form 8-K dated January 15, 1997 announcing fourth quarter earnings and the sale of Option One, the indirect lending portfolio and corporate trust business, as well as the common stock repurchase plan.

          - Current Report on Form 8-K dated February 12, 1997 reporting the exchange of 3.4 million shares of Series V 7.25% Perpetual Preferred Stock for 3.4 million shares of 8.00% Trust Originated Preferred Securities on February 4, 1997.

(C)  EXHIBIT INDEX


EXHIBIT
NUMBER
  2 (a)   Agreement and Plan of Merger dated December 19, 1995 between the
          Registrant and National Westminster Bank Plc ("NatWest")           (1)
  2 (b)   First Amendment to Agreement and Plan of Merger dated May 1, 1996
          between the Registrant and NatWest                                 (2)
  3 (a)   Restated Articles of Incorporation of the Registrant               (3)
  3 (b)   Certificate of Designations establishing the Registrant's Series V
          7.25% Perpetual Preferred Stock                                    (4)
  3 (c)   Certificate of Designations establishing the Registrant's Series VI
          6.75% Perpetual Prefered Stock                                     (5)
  3 (d)   Certificate of Designations establishing the Registrant's Series VII
          Fixed/ Adjustable Rate Cumulative Preferred Stock                  (6)
  3 (e)   Certificate of Designations establishing Registrant's Series VIII
          Fixed/Adjustable Rate Noncumulative Preferred Stock                (7)
  3 (f)   By Laws of the Registrant, as amended                              (8)
  4 (a) Rights Agreement dated November 21, 1990 as amended by First Amendment to Rights Agreement dated March 28, 1991, a Second Amendment to Rights Agreement dated July 12, 1991, and a Third Amendment to Rights
          Agreement dated February 20, 1995                                  (9)
  4 (b)   Instruments defining the rights of security holders, including
          indentures                                                        (10)
  4 (c)   Form of Rights Certificate for stock purchase rights issued to
          Whitehall Associates, L.P., and KKR Partners II, L.P.             (11)
 10 (a)*  Form of Change in Control Agreement together with Schedule of Persons
          who have entered into such contracts                              (12)
 10 (b)*  Form of Change in Control Agreement with Gunnar S. Overstrom, Jr. (13)
 10 (c)   Stock Purchase Agreement dated July 12, 1991 among Registrant and
          Whitehall Associates, L.P., and KKR Partners II, L.P.             (14)
 10 (d)   Exchange Agreement dated December 31, 1995 among Registrant and
          Whitehall Associates, L.P. and KKR Partners II, L.P.              (15)
 10 (e)*  Supplemental Compensation Plan for former Norstar directors       (16)
 10 (f)*  Fleet Financial Group Directors Retirement Plan                   (17)
 10 (g)*  Supplemental Executive Retirement Plan                            (18)
 10 (h)* 1994 Performance-Based Bonus Plan for the Named Executive Officers(19) 10 (i)* Amended and Restated 1992 Stock Option and Restricted Stock Plan
 10 (j)*  Employment Agreement dated as of February 20, 1995 between Registrant
          and Joel B. Alvord                                                (20)
 10 (k)*  Employment Agreement dated as of February 20, 1995 between Registrant
          and Gunnar S. Overstrom Jr.                                       (21)
 10 (l)*  Shawmut National Corporation Stock Option and Restricted Stock Award
          Plan (assumed by Registrant on November 30, 1995)                 (22)
 10 (m)* Shawmut National Corporation Secondary Stock Option and Restricted Stock Award Plan (assumed by Registrant on November 30, 1995) (23)
 10 (n)*  Shawmut National Corporation 1989 Nonemployees Directors' Restricted
          Stock Plan (assumed by Registrant on November 30, 1995)           (24)
 10 (o)*  1995 Restricted Stock Plan                                        (25)
 10 (p)*  Executive Deferred Compensation Plan No. 1                        (26)
 10 (q)*  Executive Deferred Compensation Plan No. 2                        (27)
 10 (r)*  Executive Supplemental Plan                                       (28)
 10 (s)*  Retirement Income Assurance Plan                                  (29)
 10 (t)*  Trust Agreement for the Executive Deferred Compensation Plans
          No. 1 and 2                                                       (30)
 10 (u)*  Trust Agreement for the Executive Supplemental Plan               (31)
 10 (v)*  Trust Agreement for the Retirement Income Assurance Plan and the
          Supplemental Executive Retirement Plan                            (32)
 11       Statement re:  computation of per share earnings
 12       Statement re:  computation of ratios
 13       1996 Annual Report to Shareholders
 21       Subsidiaries of the Registrant
 23       Independent Auditors' Consent
 27       1996 Financial Data Schedule
 27  (a)  1995 Financial Data Schedule
 27  (b)` 1994 Financial Data Schedule

---------
*    Management contract, or compensatory plan or arrangement.

(1) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated December 19, 1995.

(2) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated May 1, 1996.

(3) Incorporated by reference to Exhibit 3(a) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K Current Report dated February 21, 1996.

(5) Incorporated by reference to Exhibit 4(b) of Registrant's Form 8-K Current Report dated February 21, 1996.

(6) Incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K Current Report dated March 26, 1996.

(7) Incorporated by reference to Exhibit 4(a) of Registant's Form 8-K Current Report dated September 27, 1996.

(8) Incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Registrant's Registration Statement Form 8-A dated November 29, 1990, as amended by an Amendment to Application on Report on Form 8-A dated September 6, 1991, and as further amended by a Form 8-A/A dated March 17, 1995.

(10) Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.
       Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(11) Incorporated by reference to Exhibit 4(c) of Registrant's Form 8-K Current Report dated July 12, 1991.


(12) Incorporated by reference to Exhibit 10(a) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(13) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(14) Incorporated by reference to Exhibit 4 of Registrant's Form 8-K Current Report dated July 12, 1991.

(15) Incorporated by reference to Exhibit 2(b) of Registrant's Form 8-K Current Report dated December 19, 1995.

(16) Incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(17) Incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(18) Incorporated by reference to Exhibit 10(d) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(19) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(20) Incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(21) Incorporated by reference to Exhibit 10(k) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10.1 of Shawmut's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(23) Incorporated by reference to Exhibit 10(m) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(24) Incorporated by reference to Shawmut's 1989 Proxy Statement dated March 13, 1989.

(25) Incorporated by reference to Exhibit 10(o) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(26) Incorporated by reference to Exhibit 10(a) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(27) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(28) Incorporated by reference to Exhibit 10(c) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(29) Incorporated by reference to Exhibit 10(e) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(30) Incorporated by reference to Exhibit 10(f) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(31) Incorporated by reference to Exhibit 10(g) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(32) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-Q for the quarter ended June 30, 1996.



(d)  Financial Statement Schedules -- None.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLEET FINANCIAL GROUP INC.
                                     (Registrant)

   /s/  Eugene M. McQuade                      /s/  Robert C. Lamb, Jr.
-------------------------                 --------------------------------
   EUGENE M. MCQUADE                            ROBERT C. LAMB, JR.
EXECUTIVE VICE PRESIDENT AND                      CONTROLLER AND
CHIEF FINANCIAL OFFICER                       CHIEF ACCOUNTING OFFICER
DATED MARCH 27, 1997                           DATED MARCH 27, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.


   /s/  Terrence Murray                        /s/  Raymond C. Kennedy
------------------------------------    ----------------------------------
TERRENCE MURRAY, CHAIRMAN, PRESIDENT,        RAYMOND C. KENNEDY, DIRECTOR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

   /s/  Joel B. Alvord                         /s/  Robert J. Matura
------------------------------------    ----------------------------------
    JOEL B. ALVORD, DIRECTOR                 ROBERT J. MATURA, DIRECTOR

   /s/  William Barnet, III                    /s/  Arthur C. Milot
------------------------------------    ----------------------------------
  WILLIAM BARNET, III, DIRECTOR              ARTHUR C. MILOT, DIRECTOR

   /s/  Bradford R. Boss
------------------------------------    ----------------------------------
  BRADFORD R. BOSS, DIRECTOR                 THOMAS D. O'CONNOR, DIRECTOR

   /s/  Stillman B. Brown                      /s/  Michael B. Picotte
------------------------------------    ----------------------------------
  STILLMAN B. BROWN, DIRECTOR                MICHAEL B. PICOTTE, DIRECTOR

                                               /s/  Lois D. Rice
------------------------------------    ----------------------------------
  PAUL J. CHOQUETTE, JR., DIRECTOR             LOIS D. RICE, DIRECTOR

   /s/  John T. Collins                        /s/  John R. Riedman
------------------------------------    ----------------------------------
  JOHN T. COLLINS, DIRECTOR                  JOHN R. RIEDMAN, DIRECTOR

   /s/  Bernard M. Fox                         /s/  John S. Scott
------------------------------------    ----------------------------------
  BERNARD M. FOX, DIRECTOR                   JOHN S. SCOTT, DIRECTOR

   /s/  James F. Hardymon                      /s/  Samuel O. Thier
------------------------------------    ----------------------------------
  JAMES F. HARDYMON, DIRECTOR                SAMUEL O. THIER, DIRECTOR

   /s/  Robert M. Kavner                       /s/  Paul R. Tregurtha
------------------------------------    ----------------------------------
  ROBERT M. KAVNER, DIRECTOR                 PAUL R. TREGURTHA, DIRECTOR