Form 10-Q
period 1997-03-31
FLEET FINANCIAL GROUP INC
filed 1997-05-14
CIK 50341

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                 -------------------

                                      FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD             TO
                                                        ---------       --------
                            COMMISSION FILE NUMBER 1-6366


                             FLEET FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)

              RHODE ISLAND                                           05-0341324
(State or other jurisdiction of incorporation or organization)    (IRS Employer
                                                             Identification No.)

         ONE FEDERAL STREET
         BOSTON, MASSACHUSETTS                                         02110
(Address of principal executive office)                              (Zip Code)

                                    (617) 346-4000
                  Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES       X                 NO
                   ----------                 ----------

The number of shares of common stock of the Registrant outstanding as of March 31, 1997 was 255,826,379.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FLEET FINANCIAL GROUP, INC.
                      FORM 10-Q FOR QUARTER ENDED MARCH 31, 1997
                 TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                    PAGE
                                                                    ----

PART I. ITEM 1. FINANCIAL INFORMATION
      Consolidated Statements of Income
           Three Months Ended March 31, 1997 and 1996                 3

      Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996                      4

      Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended March 31, 1997 and 1996                 5

      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and 1996                 6

      Condensed Notes to Consolidated Financial Statements            7

PART I. ITEM 2.
       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                               9

PART II.  OTHER INFORMATION                                           22

SIGNATURES                                                            25

EXHIBITS                                                              26

                             FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS         1997          1996
-------------------------------------------------------------------------------
Interest and fees on loans and leases                $1,287        $1,144
Interest on securities                                  150           193
-------------------------------------------------------------------------------
      Total interest income                           1,437         1,337
-------------------------------------------------------------------------------
Interest expense:
   Deposits                                             416           402
   Short-term borrowings                                 39           106
   Long-term debt                                        89           105
-------------------------------------------------------------------------------
      Total interest expense                            544           613
-------------------------------------------------------------------------------
Net interest income                                     893           724
-------------------------------------------------------------------------------
Provision for credit losses                              65            35
-------------------------------------------------------------------------------
Net interest income after provision for
   credit losses                                        828           689
-------------------------------------------------------------------------------
Noninterest income:
   Service charges, fees and commissions                157           108
   Mortgage banking revenue, net                        104            83
   Investment services revenue                          103            87
   Student loan servicing fees                           26            22
   Venture capital revenue                               18            27
   Securities gains                                      13            18
   Gain on sale of branch divestitures                  ---            60
   Other                                                105            73
-------------------------------------------------------------------------------
      Total noninterest income                          526           478
-------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                   425           348
   Occupancy                                             75            61
   Equipment                                             70            57
   Intangible asset amortization                         39            25
   Legal and other professional                          28            23
   Telephone                                             20            16
   Printing and mailing                                  19            16
   Marketing                                             18            22
   Other                                                146           149
-------------------------------------------------------------------------------
      Total noninterest expense                         840           717
-------------------------------------------------------------------------------
Income before income taxes                              514           450
Applicable income taxes                                 203           186
Net income                                          $   311       $   264
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net income applicable to common shares              $   294       $   251
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Fully diluted weighted average common           267,479,414   268,376,014
  shares outstanding:
Fully diluted earnings per share:                      1.10         $0.94
Dividends declared                                     0.45          0.43
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             FLEET FINANCIAL GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                                     MARCH 31,     DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                 1997            1996
-------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits     $5,047        $7,243
Federal funds sold and securities purchased under
  agreements to resell                                    262         1,772
Securities available for sale                           7,465         7,503
Securities held to maturity (market value: $1,095
  and $1,172)                                           1,092         1,177
Loans and leases                                       59,054        58,844
Reserve for credit losses                              (1,462)       (1,488)
-------------------------------------------------------------------------------
Net loans and leases                                    57,592        57,356
-------------------------------------------------------------------------------
Mortgage servicing rights                                1,861         1,566
Mortgages held for resale                                1,334         1,560
Premises and equipment                                   1,328         1,347
Intangible assets                                        1,663         1,699
Other assets                                             4,048         4,295
-------------------------------------------------------------------------------
Total assets                                            $81,692       $85,518
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
LIABILITIES
Deposits:
   Demand                                              $16,089       $17,903
   Regular savings, NOW, money market                   27,738        27,976
   Time                                                 20,312        21,192
-------------------------------------------------------------------------------
         Total deposits                                 64,139        67,071
-------------------------------------------------------------------------------

Federal funds purchased and securities sold under
  agreements to repurchase                               2,764         2,871
Other short-term borrowings                                815           756
Accrued expenses and other liabilities                   2,260         2,291
Long-term debt                                           4,617         5,114
-------------------------------------------------------------------------------
Total liabilities                                       74,595        78,103
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                            869           953
Common stock (shares issued: 263,384,372 in 1997
  and 263,395,054 in 1996; shares outstanding:
  255,826,379 in 1997 and 261,992,124 in 1996)               3             3
Common surplus                                           3,137         3,145
Retained earnings                                        3,513         3,342
Net unrealized gain (loss) on securities available
  for sale                                                 (32)          31
Treasury stock, at cost (7,557,993 shares in 1997 and
  1,402,930 shares in 1996)                               (393)         (59)
-------------------------------------------------------------------------------
Total stockholders' equity                                7,097        7,415
-------------------------------------------------------------------------------
Total liabilities and stockholders' equity              $81,692       $85,518
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                     FLEET FINANCIAL GROUP, INC.
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NET
                                                                                               UNREALIZED
                                                                   COMMON                       GAIN(LOSS)
                                                                  STOCK AT                     ON SECURITIES
THREE  MONTHS ENDED MARCH 31                         PREFERRED    $.01      COMMON   RETAINED    AVAILABLE     TREASURY
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                STOCK     PAR     SURPLUS  EARNINGS      FOR SALE       STOCK        TOTAL
----------------------------------------------------------------------------------------------------------------------------------


1996
----
Balance at December 31, 1995                            $399      $   3     $3,149   $2,768          $   52      $   (6)    $ 6,365
Net income                                                                              264                                    264
Cash dividends declared on common  stock ($0.43 per
    share)                                                                             (113)                                  (113)
Cash dividends declared on preferred stock                                              (13)                                   (13)
Issuance of preferred stock                              425                   (11)                                            414
Common stock issued in connection with:
     Employee benefit and stock option plans                                     8       (6)                         15         17
     Warrants                                                                   15                                              15
Adjustment of valuation reserve for securities
      available for sale                                                                                (51)                   (51)
Other items, net                                                               (39)      (6)                         (9)       (54)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                               $824      $   3     $3,122   $2,894          $    1      $   ---    $6,844
----------------------------------------------------------------------------------------------------------------------------------
1997
----
Balance at December 31, 1996                            $953      $   3     $3,145   $3,342          $   31      $   (59)   $7,415
Net income                                                                              311                                    311
Cash dividends declared on common  stock
         ($0.45 per share)                                                             (115)                                  (115)
Cash dividends declared on preferred stock                                              (17)                                   (17)
Common stock issued in connection with
     Employee benefit and stock option plans                                    (6)      (8)                          42        28
Treasury stock purchased                                                                                            (376)     (376)
Adjustment of valuation reserve for securities
     available for sale                                                                                 (63)                   (63)
Exchange of Series V preferred stock for trust
    preferred securities                                 (84)                                                                  (84)
Other items, net                                                                (2)                                             (2)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                               $869      $   3     $3,137   $3,513          $  (32)     $  (393)   $7,097
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                             FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------
---------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                           1997    1996
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $  311   $  264
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment      53       41
   Amortization of mortgage servicing rights and other
     intangible assets                                          96       66
   Provision for credit losses                                  65       35
   Deferred income tax expense                                  50       62
   Securities gains                                            (13)     (18)
   Gain from branch divestitures                                ---     (60)
Originations and purchases of mortgages held for sale       (4,589)  (4,900)
Proceeds from sales of mortgages held for sale               4,815    4,507
(Increase) decrease in accrued receivables, net               (147)     109
Increase (decrease) in accrued liabilities, net                (31)      71
Other, net                                                     173       96
---------------------------------------------------------------------------
   Net cash flow provided by operating activities              783      273
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                    (983)  (3,331)
Proceeds from maturities of securities available for sale      763    2,891
Proceeds from sales of securities available for sale           196   10,171
Purchases of securities held to maturity                      (147)    (171)
Proceeds from maturities of securities held to maturity        193      125
Loans made to customers, nonbanking subsidiaries              (620)    (274)
Principal collected on loans made to customers, nonbanking
  subsidiaries                                                 412      178
Divestiture of loans                                           ---    1,773
Net (increase) decrease  in loans and leases, banking
  subsidiaries                                                (144)   1,589
Purchases of premises and equipment                            (40)     (43)
Purchases of mortgage servicing rights                         (73)     (79)
---------------------------------------------------------------------------
   Net cash flow (used) provided by investing activities      (443)  12,829
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                    (2,932)  (4,652)
Divestiture of deposits                                        ---   (2,349)
Net decrease in short-term borrowings                          (48)  (5,395)
Proceeds from issuance of long-term debt                       ---      342
Repayments of long-term debt                                  (587)    (823)
Proceeds from the issuance of common stock                      28       32
Proceeds from the issuance of preferred stock                  ---      414
Repurchase of common stock                                    (376)     (10)
Cash dividends paid                                           (131)    (114)
---------------------------------------------------------------------------
   Net cash flow used by financing activities               (4,046) (12,555)
---------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents        (3,706)     547
---------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period         9,015    4,566
---------------------------------------------------------------------------
Cash and cash equivalents at end of the period             $ 5,309  $ 5,113

---------------------------------------------------------------------------
---------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             FLEET FINANCIAL GROUP, INC.
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997


 NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s ("Fleet", "FFG", or "corporation") consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the three months ended March 31, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS AND DIVESTITURES

     On May 1, 1996, the corporation acquired from National Westminster Plc, substantially all of the net assets of the three main operating subsidiaries of NatWest Bancorp ("NatWest Bank"). NatWest Bank continues its existence as part of Fleet Bank, National Association. In accordance with the NatWest merger agreement, Fleet paid a purchase price at closing of $2.7 billion. Subject to the level of earnings of Fleet Bank, National Association, Fleet may be required to make additional payments (the "Earnout") of up to $560 million over the next eight years, commencing in the third quarter of 1997. The acquisition of NatWest Bank contributed approximately $13 billion and $18 billion of loans and deposits, respectively, and approximately 300 branches in New York and New Jersey. The transaction was accounted for using the purchase method of accounting. Accordingly, the corporation's financial statements include the effect of NatWest only for the period subsequent to the May 1, 1996 acquisition date. Goodwill of approximately $660 million was recorded in connection with this transaction and is being amortized on a straight-line basis over 15 years. Additional goodwill will be recorded for any payments under the earnout.

     The information below presents, on a pro forma basis, certain historical financial information for the corporation, adjusted for the NatWest transaction as if the transaction had been consummated on January 1, 1996.

PRO FORMA RESULTS
------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
(DOLLARS IN MILLIONS, EXCEPT PER
SHARE DATA)                                                         1996
------------------------------------------------------------------------
PRO FORMA-FLEET AND NATWEST
Net income                                                          $302
Net income applicable to common stockholders                         282
Net income per common share                                         1.05
------------------------------------------------------------------------
CORPORATION AS REPORTED
Net income                                                          $264
Net income applicable to common stockholders                         251
Net income per common share                                         0.94
------------------------------------------------------------------------

     The corporation has reached definitive agreements to sell Option One, a subsidiary that originates and services residential loans, the corporate trust business, and 18 branches located in Upstate New York. The corporation anticipates that these sales will be completed during the second quarter of 1997.

NOTE 3. PREFERRED STOCK

     During the first quarter of 1997, the corporation issued 3.4 million shares of trust preferred securities with a liquidation value of $84 million in exchange for 3.4 million depository shares (335 thousand shares) of Series V preferred stock. The trust preferred securities are classified as long-term debt.








NOTE 4. ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

     On January 1, 1997, the corporation adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered. In December 1996, the Financial Accounting Standards Board (FASB) issued
SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125," which delays for one year the effective date of the provisions of SFAS Statement No. 125 relating to repurchase agreements, dollar-rule, securities lending and similar transactions. The adoption of these statements has not had a material impact on the corporation or its results of operations.

NOTE 5. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

CASH-FLOW DISCLOSURE
----------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                         1997     1996
----------------------------------------------------------------------------
Supplemental disclosure for cash paid
   during the period for:
       Interest expense                                    $530      $670
       Income taxes, net of refunds                          18        24
Supplemental disclosure of noncash
   investing and financing activities:
        Transfer of loans to foreclosed property
          and repossessed equipment                           9          7
        Securitization of residential loans                 ---        498

        Exchange of Series V preferred stock for
           trust preferred securities                        84        ---

       Adjustment to unrealized gain/(loss) on
         securities available for sale                      (63)       (51)
       Retirement of common stock                            ---        34

Divestitures:
        Assets sold                                          ---     1,773
        Net cash paid for divestitures                       ---      (576)
        Liabilities sold                                     ---     2,349

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE

-------------------------------------------------------
Three months ended March 31
Dollars in millions
except per share data              1997       1996
-------------------------------------------------------
Earnings

Net income                        $  311     $  264
Net interest income (FTE) (a)        902        732

-------------------------------------------------------
Per Common Share

Fully diluted earnings              1.10       0.94
Cash dividends declared             0.45       0.43
Book value                         24.34      22.90
-------------------------------------------------------
Operating Ratios

Return on average assets            1.52%      1.41%
Return on common equity            18.82      16.96
Efficiency ratio                    58.8       59.3
Equity to assets
(period-end)                        8.69       9.49
-------------------------------------------------------
At March 31

Total assets                     $81,692    $72,123
Stockholders' equity               7,097      6,844
Nonperforming assets(b)              704        553
-------------------------------------------------------
-------------------------------------------------------

(a) The FTE adjustment included in net interest income was $9 million and $8 million for the three months ended March 31, 1997 and 1996, respectively.

(b) Nonperforming assets and related ratios at March 31, 1997 and 1996 do not include $253 million and $307 million, respectively, of nonperforming assets classified as held for sale or accelerated disposition.

     Fleet reported net income of $311 million, or $1.10 per fully diluted share, for the quarter ended March 31, 1997, compared to $264 million, or $.94 per fully diluted share, in the first quarter of 1996, an increase of 18%. Return on average assets and return on equity improved to 1.52% and 18.82%, respectively, for the first quarter of 1997, from 1.41% and 16.96%, respectively, for the first quarter of 1996. First quarter 1997 results reflect the impact of the corporation's acquisition of NatWest Bank, National Association ("NatWest") which was acquired on May 1, 1996, while the first quarter of 1996 includes a $24 million (post-tax) gain related to branch divestitures.

     The improved results reflect the impact of the NatWest acquisition as the corporation has experienced substantial growth in its core revenue categories, including mortgage banking revenue and investment services revenue, combined with expense savings attributable to the integration of the NatWest and Shawmut acquisitions. During the quarter, the corporation also repurchased 6.9 million shares of common stock as part of a program to manage capital levels as the corporation generates capital through continued earnings growth.














INCOME STATEMENT ANALYSIS

Net Interest Income

------------------------------------------ -------- ---------
Three months ended March 31
FTE Basis
Dollars in millions                         1997      1996
------------------------------------------ -------- ---------
Interest income                             $1,437    $1,337
Tax-equivalent adjustment                        9         8
Interest expense                               544       613
------------------------------------------ -------- ---------
Net interest income                         $  902    $  732
------------------------------------------ -------- ---------

     Net interest income on a fully taxable equivalent basis totaled $902 million for the quarter ended March 31, 1997, compared to $732 million for the same period in 1996. The $170 million increase was principally related to the NatWest acquisition, offset in part by a balance sheet restructuring program and divestitures of $2.4 billion in deposits and $1.8 billion in loans as a result of Fleet's merger with Shawmut National Corporation in November 1995. In anticipation of the NatWest acquisition, the corporation underwent a major balance sheet restructuring during early 1996 that reduced the corporation's net interest income but improved its earning asset mix by selling lower-yielding securities and paying down higher-cost funding.

Net Interest Margin and Interest-Rate Spread

--------------------------- -------------- -- --------------- --
Three months ended March 31     1997               1996
--------------------------- -------- ----- -- -------- ------ --
FTE Basis                   Average           Average
Dollars in millions         Balance  Rate     Balance   Rate

--------------------------- -------- ----- -- -------- ------ --
Securities                 $ 8,580   6.67 %   $12,130   6.24 %
Loans and leases            58,669   8.63      49,497   8.61
Mortgages held for sale      1,686   7.59       2,085   7.48
Other                        1,575   4.91       2,549   9.13
----------------------------------------------------------------
Total interest-earning
assets                      70,510   8.29      66,261   8.15
----------------------------------------------------------------
Deposits                    48,494   3.44      41,249   3.92
Short-term borrowings        3,608   4.91       8,059   5.30
Long-term debt               5,003   7.27       6,080   6.92
----------------------------------------------------------------
Interest-bearing
liabilities                 57,105   3.87      55,388   4.45
----------------------------------------------------------------
Interest-rate spread                 4.42               3.70
Interest-free sources of
funds                       13,405             10,873
----------------------------------------------------------------
Total sources of funds     $70,510   3.13 %   $66,261   3.72 %
----------------------------------------------------------------
Net interest margin                  5.16 %             4.43 %
----------------------------------------------------------------

     The net interest margin for the first quarter of 1997 increased 73 basis points to 5.16% from the first quarter of 1996. The increase in net interest margin is primarily attributable to a more favorable mix of interest-earning assets and interest-bearing liabilities as lower-yielding average securities decreased $3.6 billion and higher-cost average short-term borrowings decreased $4.5 billion. The securities and short-term borrowings were replaced by more favorable yielding loans and lower-cost core deposits acquired from

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NatWest and was part of the aforementioned corporation's balance sheet restructuring program.

     Average loans and leases increased $9.2 billion to $58.7 billion for the first quarter of 1997, when compared with the first quarter of 1996, due to the NatWest acquisition, partially offset by the divestiture of loans in the first quarter of 1996. Average loans and leases as a percentage of interest-earning assets has increased to 83% in the first quarter of 1997 from 75% during the first quarter of 1996.

     Average interest-bearing deposits increased $7.3 billion to $48.5 billion for the first quarter of 1997 due to the NatWest acquisition, offset by divestiture of deposits of $2.4 billion in the first quarter of 1996. The net interest rate paid on average deposits decreased to 3.44% for the first quarter of 1997 compared to 3.92% for the same period of 1996. The decrease in cost of deposits reflects the NatWest acquisition which increased the level of lower-cost core deposits for the first three months of 1997 in comparison to the same period in 1996. Average core deposits as a percentage of interest-bearing liabilities has increased to 77% from 60% during the same time period.

     The $4.5 billion decrease in average short-term borrowings is attributable to the use of proceeds from the sales of securities to pay down short-term borrowings coupled with the acquisition of NatWest, which enabled the corporation to replace short-term borrowings with lower-cost core deposits.

     The $1.1 billion decrease in long-term debt and 35 basis point increase in the funding rate was due to scheduled maturities of lower-rate instruments and the issuance of higher-rate instruments which include the trust preferred securities issued by the corporation's trust subsidiary.

     The contribution to the net interest margin of interest-free sources of funds during the first quarter of 1997 remained consistent with the first quarter of 1996 at 74 basis points and 73 basis points, respectively.

Noninterest Income
----------------------------------------- --------- ---------
Three months ended March 31
Dollars in millions                         1997      1996
----------------------------------------- --------- ---------
Service charges, fees and commissions         $157      $108
Mortgage banking revenue, net                  104        83
Investment services revenue                    103        87
Student loan servicing fees                     26        22
Venture capital revenue                         18        27
Securities gains                                13        18
Gain from branch divestitures                  ---        60
Other noninterest income                       105        73
----------------------------------------- --------- ---------
Total noninterest income                      $526      $478
----------------------------------------- --------- ---------

     Noninterest income for the first quarter of 1997 totaled $526 million compared to $478 million for the same period of 1996. Excluding NatWest's contribution of $75 million in the first quarter of 1997 and the $60 million gain from branch divestitures in the first quarter of 1996, noninterest income increased by $33 million, or 8%, over the first quarter of 1996. Increases were noted in various categories, including investment services revenue, mortgage banking revenue and student loan servicing fees.

     Service charges, fees and commissions totaled $157 million for the first quarter of 1997 compared to $108 million for the first quarter of 1996, an increase of 45% related directly to the addition of NatWest. Included in service charges, fees and commissions are service charges on deposits, electronic banking and network fees, safe deposit income and other fees.












Mortgage Banking Revenue, Net
------------------------------------------------------------
Three months ended March 31
Dollars in millions                      1997      1996
------------------------------------------------------------
Net loan servicing revenue                 $111       $94
Mortgage production revenue                  40        26
Gains on sales of mortgage servicing         10         4
Mortgage servicing rights amortization      (57)      (41)
------------------------------------------------------------
Total mortgage banking revenue, net        $104       $83
------------------------------------------------------------

     Net mortgage banking revenue of $104 million in the first quarter of 1997 increased $21 million over the $83 million recorded in the same period of 1996. Loan servicing revenue represents fees received for servicing residential mortgage loans. The 18% increase in loan servicing revenue is directly attributable to the $7 billion increase in the corporation's servicing portfolio from $116 billion at March 31, 1996 to $123 billion at March 31, 1997. Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, has been positively impacted by increased gains on the sale of loans, partially offset by lower loan

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

origination fees in the first quarter of 1997 when compared with the same period of 1996. As previously discussed, the corporation has entered into a definitive agreement to sell Option One, which contributed $20 million of mortgage banking revenue during the first quarter of 1997, the majority of which was mortgage production revenue. The corporation sold mortgage servicing rights (MSRs) of approximately $1.3 billion and $1.0 billion in the first quarter of 1997 and 1996, respectively, resulting in pre-tax gains of $10 million and $4 million, respectively. The corporation's decision to sell MSRs and mortgage loans depends on a variety of factors, including the available markets and current market prices for such assets and the working capital requirements of the corporation. Thus, the likelihood or profitability of any such sales in the future cannot be predicted.

     MSR amortization increased $16 million to $57 million for the first quarter of 1997 as compared to $41 million for the same period of 1996. The level of amortization increased as the first quarter of 1996 included the recovery of a valuation reserve that was partially offset in 1996 by higher levels of amortization relating to the investment in interest-rate contracts that are purchased to hedge the prepayment risk associated with the mortgage servicing portfolio. At March 31, 1997, the carrying value and fair value of the corporation's MSRs were $1.9 billion and $2.0 billion, respectively.

Investment Services Revenue
--------------------------------- ------------- ------------
Three months ended March 31
Dollars in millions                       1997         1996
--------------------------------- ------------- ------------
Private clients group                     $ 49         $ 45
Retirement plan services                    16           14
Retail investments                          16            8
Not-for-profit institutional
 services                                   11           10
Corporate trust                              4            4
Investment management                        3            2
Other                                        4            4
--------------------------------- ------------- ------------
Total investment services
revenue                                   $103        $  87
--------------------------------- ------------- ------------

     Investment services revenue increased 18% in the first quarter of 1997 to $103 million. The increase was due to continued strong sales of mutual funds and annuity products and an increase in the overall value of assets under management and administration due to growth aided by a strong equity market. Assets under management increased from $45 billion at March 31, 1996 to $48 billion at March 31, 1997. As previously discussed, the corporation has entered into a definitive agreement to sell the corporate trust unit which generated $4 million of revenue during the first quarter of 1997.

     The $4 million increase in student loan servicing fees from 1996 to 1997 is attributable to increased levels of servicing and originations over the prior year period at AFSA Data Corporation (AFSA), the corporation's student loan servicing subsidiary. AFSA services 4.7 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $23 billion in loans serviced.

     Venture capital revenue decreased $9 million to $18 million for the quarter ended March 31, 1997 when compared to the same quarter of 1996 as Fleet Private Equity, the corporation's venture capital business, did not experience the same level of appreciation when compared with the first quarter of 1996. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the state of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

     As a condition to the regulatory approval of the merger with Shawmut National Corp., (Shawmut Merger) the corporation divested certain branches, loans and deposits. The corporation realized $60 million of gains from these divestitures during the first quarter of 1996.

     Other noninterest income increased $32 million to $105 million due primarily to higher corporate finance fees, trading and foreign exchange gains and increased credit card revenue.

Noninterest Expense
-------------------------------------- --------- ----------
Three months ended March 31
Dollars in millions                      1997      1996
-------------------------------------- --------- ----------
Employee compensation and benefits         $425       $348
Occupancy                                    75         61
Equipment                                    70         57
Intangible asset amortization                39         25
Legal and other professional                 28         23
Telephone                                    20         16
Printing and mailing                         19         16
Marketing                                    18         22
Other                                       146        149
-------------------------------------- --------- ----------
Total noninterest expense                  $840       $717
-------------------------------------- --------- ----------

     Noninterest expense for the first quarter of 1997 totaled $840 million compared to $717 million for the same period of 1996. The increase of $123 million over the prior year quarter was due primarily to the

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition of NatWest. Excluding NatWest, noninterest expense and operating noninterest expense (defined as total noninterest expense less intangible asset amortization and integration costs) declined $50 million and $57 million, respectively, from the first quarter of 1996. These decreases were primarily the result of ongoing integration of the Shawmut Merger.

     Excluding NatWest, employee compensation and benefits remained consistent with the March 31, 1996 level. Occupancy expense, excluding NatWest, decreased $6 million from the prior year's quarter due primarily to ongoing successful integration from the Shawmut Merger, as well as branch divestitures. Equipment expense, excluding NatWest, increased $2 million from the prior year's quarter primarily as a result of technological upgrades and improvements, as well as to support the integration of acquired companies.

     Intangible asset amortization increased to $39 million in the first quarter of 1997 from $25 million in the first quarter of 1996, primarily as a result of the NatWest acquisition. Additional goodwill related to the NatWest acquisition may be recognized in future periods based on an earnout calculation. The contingent earnout provision stipulates that additional payments be made annually based upon a percentage of the level of earnings from the NatWest franchise, not to exceed $560 million during an eight-year period. Legal and other professional expense increased $4 million over the first quarter of 1996, excluding NatWest, due to merger integration expenses as a result of the Shawmut Merger, as well as various strategic initiatives.

     In connection with the NatWest purchase price, the corporation recorded a restructuring liability of $250 million during the second quarter of 1996. The following table presents a summary of activity with respect to the corporation's merger-related charges pertaining to Shawmut, in addition to the NatWest related restructuring liability for the three months ended March 31, 1997.

Merger and Restructuring-Related Liabilities
-------------------------------------------------------------
Three Months Ended
March 31, 1997
Dollars in millions              Shawmut  NatWest    Total
-------------------------------------------------------------
Balance at December 31, 1996        $158     $ 89     $247
Cash outlays                         (91)     (25)    (116)
-------------------------------------------------------------
Balance at March 31, 1997          $  67     $ 64     $131
-------------------------------------------------------------

     The cash outlays made during the first three months of 1997 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays, and future cash outlays are not anticipated to significantly impact the corporation's liquidity. During the first three months of 1997, $3 million of incremental costs have been incurred relating to the NatWest acquisition and have not been charged against the merger accrual. It is anticipated that approximately $10 million of additional incremental costs will be incurred in 1997. The corporation expects that the remaining accrual balance of $131 million at March 31, 1997 will be sufficient to absorb the remaining merger-related costs.

Income Taxes

     For the first quarter of 1997, the corporation recognized income tax expense of $203 million, an effective tax rate of 39.5%. Tax expense for the same period of 1996 was $186 million, an effective tax rate of 41.4%. The first quarter of 1996 was impacted by a higher effective rate due to a greater level of nondeductible goodwill which was written off in conjunction with branch divestitures.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lines of Business

     The financial performance of the corporation is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Consumer Banking, Commercial Financial Services, Investment Services, Financial Services and National Consumer, Fee-Based Business, Treasury and All Other.

     Management accounting policies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed a risk-adjusted methodology that quantifies risk types (e.g., credit, operating, market, fiduciary) within business units and assigns capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts are periodically refined and results may be restated to reflect methodological refinements and/or management organization changes. The results for the first quarter of 1997 reflect the integration of NatWest into Fleet's existing management reporting structure. Results by lines of business for the first quarter of 1997 and 1996 are presented below.



Selected Financial Highlights by Lines of Business

----------------------------------------------------------------------------------------------------------------------
                                                              Financial
                                       Commercial           Services and
                            Consumer   Financial  Investment  National   Fee-Based
Dollars in millions          Banking   Services    Services   Consumer   Business   Treasury   All Other    Total


----------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1997
----------------------------------------------------------------------------------------------------------------------
Income Statement Data

Net Interest Income (FTE)    $    555  $     247     $    26   $     48    $     5   $    42        $(21)  $    902
Noninterest Income                141         61         106         80        106        25           7        526
Noninterest Expense               400        131          83         84         76        17          49        840
Net Income                        130         73          27         25         21        29           6        311
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data

Average Loans and Leases       16,315     31,688       1,955      1,178        143     7,413         (23)    58,669
Average Deposits               44,897      5,230       2,303      5,953      1,527     4,378         403     64,691
ROE                                31%        15%         60%        61%        14%       38%         NM         19%
----------------------------------------------------------------------------------------------------------------------
Three  months  ended  March 31, 1996
----------------------------------------------------------------------------------------------------------------------
Income Statement Data

Net Interest Income (FTE)    $    392  $     196    $     25   $     44   $     28  $     69        $(22)  $    732
Noninterest Income                 90         46          90         56         72        22         102        478
Noninterest Expense               331        117          73         71         43        22          60        717
Net Income                         63         51          22         16         35        38          39        264
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Average Loans and Leases       12,469     24,359       1,407        933         67    10,142         120     49,497
Average Deposits               35,703      3,588       2,079      4,796        778     5,042         442     52,428
ROE                                17%        15%         55%        56%        14%       28%         NM         17%
----------------------------------------------------------------------------------------------------------------------







Consumer Banking

     Consumer Banking includes Retail Banking, Small Business Banking and Direct Financial Services.

     Consumer Banking financial results for the first quarter of 1997 were $130 million, compared to $63 million for the same period last year. The increase in income is primarily the result of lower operating costs and the acquisition of NatWest. In addition, during 1996, Consumer Banking made significant investments in people and technology in Direct Banking, the Credit Card business, and the Insurance business.

Commercial Financial Services

     Commercial Financial Services provides a full range of credit and banking services to its corporate, middle market, real estate and leasing customers.

     This group contributed $73 million of earnings in the first quarter of 1997, as compared to $51 million in the prior year quarter. The 43% increase is due principally to the acquisition of NatWest and higher revenues generated from corporate finance activities, as well as cost savings.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Services

     Investment Services is comprised of Private Clients Group, Retirement Plan Services, Fleet Brokerage Securities, Retail Investment Services, Not-for-Profit Institutional Services and Fleet Investment Advisors.

     Investment Services earned $27 million and had an ROE of 60% in the first quarter of 1997 compared to $22 million and an ROE of 55% in the first quarter of 1996. The increase in earnings is primarily attributable to a 55% increase in mutual fund and annuity sales over the first quarter of 1996.

Financial Services and National Consumer

     Financial Services and National Consumer is composed of Fleet's Government Banking, Global Services, Option One and Student Loan Services businesses.

     This group earned $25 million in the first quarter of 1997 compared to $16 million in the prior year quarter. The 56% increase in net income is primarily due to stronger loan sales at Option One, servicing a higher level of student loan accounts and the assimilation of NatWest Government Banking into the organization.

Fee-Based Business

     Fee-Based Business is composed of Fleet Private Equity, Mortgage Banking and Home Equity USA. Fee-Based Business earned $21 million in the first quarter of 1997 compared to net income of $35 million in the first quarter of 1996.

     Fleet Private Equity, the corporation's venture capital finance subsidiary, earned $8 million in the first quarter as compared to $15 million earned in the prior year quarter. The decrease in earnings resulted from a $9 million decrease in venture capital revenue as the corporation did not experience the same level of appreciation when compared with the first quarter of 1996.

     Fleet Mortgage Group, the corporation's mortgage banking subsidiary earned $11 million in the first quarter as compared to $17 million in the prior year quarter. The decrease in earnings is due to the first quarter of 1996 including a recovery of a valuation reserve that was partially offset by higher levels of amortization relating to the investment in interest-rate contracts that are purchased to hedge the prepayment risk associated with the mortgage servicing portfolio. The $25 million increase in MSR amortization was partially offset by higher levels of loan servicing revenue and gains on sales of mortgage servicing rights, coupled with decreased operating costs.

Treasury

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset/liability management function and wholesale funding needs.

     The Treasury unit earned $29 million in the first quarter as compared to $38 million in the prior year quarter. The decrease in earnings is due primarily to the reduction of investment securities and residential mortgages as part of the restructuring of the balance sheet, as well as lower levels of gains in 1997, partially offset by higher foreign exchange trading gains in the first quarter of 1997.

All Other

     All Other includes the parent company and certain transactions not allocable to any specific business activity. In addition, the impact of methodology allocations, such as loan loss provision, credit reserve, equity and the offsets to transfer pricing are reported in this unit.

     All Other earned $6 million in the first quarter of 1997 compared to net income of $39 million in the first quarter of 1996. This unit's earnings include branch divestitures gains of $24 million (post-tax) in the first quarter of 1996.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

     Total assets decreased from $85.5 billion at December 31, 1996 to $81.7 billion at March 31, 1997, due primarily to lower levels of cash and short-term investments, which were utilized to fund anticipated demand and time deposit runoff, long-term debt maturities and common share repurchases.

Securities


--------------------------------------- ---------------------------- ---------------------------- ----------------------------
                                              March 31, 1997              December 31, 1996             March 31, 1996
                                              --------------              -----------------             --------------
                                         Amortized       Market       Amortized       Market       Amortized       Market
Dollars in millions                         Cost          Value          Cost          Value          Cost          Value
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------


Securities available for sale:
  US Treasury and government agencies         $1,058         $1,053        $1,077         $1,083      $  1,722        $ 1,703
  Mortgage-backed securities                   6,022          5,961         5,987          6,006         7,011          7,005
  Other debt securities                           31             31           ---            ---             1              1
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
     Total debt securities                     7,111          7,045         7,064          7,089         8,734          8,709
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
  Marketable equity securities                   201            213           229            255           359            389
  Other securities                               207            207           159            159           145            145
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
     Total securities available for sale       7,519          7,465         7,452          7,503         9,238          9,243
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
     Total securities held to maturity         1,092          1,095         1,177          1,172           848            824
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
Total securities                              $8,611         $8,560        $8,629         $8,675       $10,086        $10,067
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------



     The amortized cost of securities available for sale remained consistent at $7.5 billion at December 31, 1996 and March 31, 1997. The valuation reserve on securities available for sale declined to an unrealized loss position of $54 million at March 31, 1997 from an unrealized gain position of $51 million at December 31, 1996, due to an overall increase in interest rates during the quarter.

Loans and Leases
--------------------------- ---------- ---------- ----------
                            March 31,  Dec. 31,   March 31,
Dollars in millions           1997       1996       1996
--------------------------- ---------- ---------- ----------
Commercial and industrial     $30,267    $29,278    $21,931
Lease financing                 2,602      2,611      2,282
Commercial real estate:
  Construction                  1,023      1,074        645
  Interim/permanent             5,126      5,379      4,007
Residential real estate         7,921      8,048      9,370
Consumer                       12,115     12,454      9,324
--------------------------- ---------- ---------- ----------
Total loans and leases        $59,054    $58,844    $47,559
--------------------------- ---------- ---------- ----------

     Total loans and leases increased $210 million from $58.8 billion at December 31, 1996 to $59.1 billion at March 31, 1997 due primarily to an increase in the commercial and industrial portfolio, partially offset by decreases in the consumer and commercial real estate portfolios.

     Commercial and industrial (C&I) loans increased $989 million from December 31, 1996 to March 31, 1997, due primarily to increases in corporate finance, specialized lending and national banking.

     Commercial real estate (CRE) loans decreased $304 million from December 31, 1996 to March 31, 1997 due to the syndication of several loans in the first quarter, coupled with expected pay-downs.

     Outstanding residential real estate loans secured by one- to four-family residences decreased $127 million to $7.9 billion at March 31, 1997, compared to $8.0 billion at December 31, 1996.

Consumer Loans
---------------------------- ---------- ----------- ----------
                             March 31,   Dec. 31,   March 31,
Dollars in millions            1997        1996       1996
---------------------------- ---------- ----------- ----------
Home equity                    $ 4,987     $ 5,061     $4,467
Credit card                      3,050       3,227      1,674
Student loans                    1,301       1,255      1,226
Installment/Other                2,777       2,911      1,957
---------------------------- ---------- ----------- ----------
Total                          $12,115     $12,454     $9,324
---------------------------- ---------- ----------- ----------

     Consumer loans of $12.1 billion at March 31, 1997 decreased $339 million when compared to a portfolio of $12.5 billion at December 31, 1996. The decrease from December 31, 1996 is principally attributed to decreased credit card loans of $177 million due to a high level of balance pay-offs. In addition, other consumer loans decreased $134 million to $2.8 billion at March 31, 1997 from $2.9 billion at December 31, 1996, due primarily to an approximately $100 million decrease in the indirect lending portfolio. On January 15, 1997, the corporation announced its intention to sell its indirect auto lending operation, a business unit with approximately $2 billion in loans, that provides new and used car financing originated by

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

auto dealers in New England, New York and New Jersey.

Nonperforming Assets(a)
-------------------------- ------ ------- ---------- -------
Dollars in millions         C&I    CRE    Consumer   Total
-------------------------- ------ ------- ---------- -------
Nonperforming loans and
  leases:
  Current or less than 90
    days past due           $187    $ 58       $ 12    $257
  Noncurrent                 156      99        162     417
OREO                           1       7         22      30
-------------------------- ------ ------- ---------- -------
Total NPAs
   March 31, 1997           $344    $164       $196    $704
-------------------------- ------ ------- ---------- -------
Total NPAs
   December 31, 1996        $351    $166       $206    $723
-------------------------- ------ ------- ---------- -------
Total NPAs
   March 31, 1996           $267    $126       $160    $553
-------------------------- ------ ------- ---------- -------
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($226 million, $247
       million  and  $180   million  at  March  31,   1997,
       December   31,    1996,    and   March   31,   1996,
       respectively). Included in the 90 days past due and still accruing interest were $186 million, $192 million and $132 million of consumer loans at March 31, 1997, December 31, 1996 and March 31, 1996,
       respectively.

     Nonperforming assets (NPAs) decreased $19 million from December 31, 1996 to $704 million at March 31, 1997. NPAs at March 31, 1997, as a percentage of total loans, leases and OREO, and as a percentage of total assets were 1.19% and .86%, respectively, compared to 1.23% and .85%, respectively, at December 31, 1996. The relative improvement was due primarily to declining levels of nonperforming assets in the C&I and consumer portfolios. NPAs may increase during 1997 as the region in which Fleet operates has experienced slower growth than the nation as a whole, and this trend is expected to continue.

Activity in Nonperforming Assets

------------------------------------------------------------
                           1st Qtr.    4th Qtr.    1st Qtr.
Dollars in millions          1997        1996        1996
------------------------------------------------------------
Balance  at  beginning  of      $723      $759      $499
period
Additions                        172       280       221
Reductions:
  Payments/interest applied      (98 )    (110 )     (88 )
  Returned to accrual            (15 )     (12 )     (17 )
  Charge-offs/writedowns         (53 )     (71 )     (37 )
  Sales/other                    (25 )     (26 )     (25 )
  NPAs   reclassified   as
   held for accelerated          ---       (97 )     ---
   disposition
------------------------------------------------------------
     Total reductions           (191 )    (316 )    (167 )
------------------------------------------------------------
Balance at end of period        $704      $723      $553
------------------------------------------------------------

     The $280 million of additions to nonperforming assets in the fourth quarter of 1996 primarily relate to the extensive review of the acquired NatWest portfolio.

     Nonperforming assets and related ratios do not include NPAs classified as held for sale or accelerated disposition as disclosed by loan category in the following table.

Nonperforming Assets Held for Sale or Accelerated Disposition
------------------- ---------- ---------- ---------- --------
Dollars in millions       C&I        CRE   Consumer    Total
------------------- ---------- ---------- ---------- --------
Nonaccrual loans
  and leases             $ 82       $141      $  16     $239
OREO                        5          1          8       14
------------------- ---------- ---------- ---------- --------
March 31, 1997           $ 87       $142      $  24     $253
------------------- ---------- ---------- ---------- --------
December 31, 1996        $ 93       $147      $  25     $265
------------------- ---------- ---------- ---------- --------
March 31, 1996           $ 46      $  63       $198     $307
------------------- ---------- ---------- ---------- --------

Reserve for Credit Loss Activity
---------------------------------------------------------------
Three months ended March 31
Dollars in millions                            1997    1996
---------------------------------------------------------------
Balance at beginning of year                 $1,488   $1,321
Provision charged against income                 65      35
Loans and leases charged off                   (127 )   (83 )
Recoveries of loans and leases charged off       37      23
---------------------------------------------------------------
    Net charge-offs                             (90 )   (60 )
Other                                            (1 )    (9 )
---------------------------------------------------------------
Balance at end of period                     $1,462   $1,287
---------------------------------------------------------------
Ratios of net  charge-offs to average loans
   and leases                                  0.61 %  0.49 %
---------------------------------------------------------------
Ratios of reserve for credit losses to
   period-end loans and leases                 2.48 %  2.71 %
---------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end NPAs                              208 %   233 %
---------------------------------------------------------------
Ratio  of  reserve  for  credit  losses  to
   period-end non-
   performing loans and leases                  217 %   258 %
---------------------------------------------------------------

     Fleet's reserve for credit losses increased from $1,287 million at March 31, 1996, to $1,462 million at March 31, 1997, which included reserves related to NatWest. The first quarter 1997 provision for credit losses was $65 million, $30 million higher than the prior year's first quarter. The increase is due to $27 million of provision for credit losses related to the NatWest franchise and higher provision being recorded primarily as a result of increased net charge-offs in the credit card portfolio. The provision for credit losses is expected to increase in 1997 as the gap between the provision for credit losses and charge-offs is expected to narrow.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Charge-Offs
------------------------------------------- -------- --------
Three months ended March 31
Dollars in millions                            1997     1996
------------------------------------------- -------- --------
Commercial and industrial                      $  8      $13
Commercial real estate                            9       11
Credit card                                      44       18
Residential                                       7        6
Other consumer                                   22       12
------------------------------------------- -------- --------
Total                                           $90      $60
------------------------------------------- -------- --------

     Net charge-offs were $90 million in the first quarter of 1997 compared to $60 million in the first quarter of 1996 as a result of the addition of the NatWest franchise, coupled with increasing charge-offs in the credit card portfolio. Net charge-offs from the credit card portfolio increased from $18 million in the first quarter of 1996 to $44 million in the first quarter of 1997 as the average portfolio grew from $1.6 billion to $3.2 billion over the same periods. The corporation expects credit card delinquencies and net charge-offs to increase slightly above current levels.

Funding Sources
---------------------------- ---------- --------- -----------
                             March 31,  Dec. 31,  March 31,
Dollars in millions            1997       1996       1996
---------------------------- ---------- --------- -----------
Deposits:
  Demand                       $16,089   $17,903     $10,485
  Regular savings, NOW,
     money market               27,738    27,976      21,783
  Time:
     Domestic                   17,545    18,583      16,163
     Foreign                     2,767     2,609       1,690
---------------------------- ---------- --------- -----------
Total deposits                  64,139    67,071      50,121
---------------------------- ---------- --------- -----------
Short-term borrowed funds:
  Federal funds purchased    $     588    $  488  $      552
  Securities   sold   under
     agreements to
     repurchase                  2,176     2,382       3,258
  Commercial paper                 660       676       1,399
  Other                            155        81       1,964
---------------------------- ---------- --------- -----------
Total short-term borrowed
     funds                       3,579     3,627       7,173
---------------------------- ---------- --------- -----------
---------------------------- ---------- --------- -----------
Long-term debt                   4,617     5,114       6,000
---------------------------- ---------- --------- -----------
Total                          $72,335   $75,812     $63,294
---------------------------- ---------- --------- -----------

     Total deposits decreased $2.9 billion to $64.1 billion at March 31, 1997, when compared to December 31, 1996, due primarily to deposit runoff. Demand deposits decreased $1.8 billion primarily due to seasonal increases in year-end balances for quarterly and annual service charges, tax payments and higher balances related to corporate customer accounts. Time deposits decreased $880 million due to decreases in retail certificates of deposit and individual retirement accounts.

     Long-term debt decreased $497 million to $4.6 billion at March 31, 1997, when compared to December 31, 1996, due to $573 million in scheduled maturities, partially offset by $84 million of trust preferred securities issued in exchange for Series V preferred stock.

ASSET-LIABILITY MANAGEMENT

     The goal of asset-liability management is to ensure that liquidity, capital and market risk are prudently managed. Asset-liability management is governed by policies reviewed and approved annually by the corporation's Board of Directors (Board). The Board delegates responsibility for asset-liability management to the corporate Asset-Liability Management Committee (ALCO). ALCO sets strategic directives that guide the day-to-day asset-liability management activities of the corporation. ALCO also reviews and approves all major funding, capital and market risk-management programs.

Interest-Rate Risk

     Interest-rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term time horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by ALCO. These limits and guidelines reflect the corporation's tolerance for interest-rate risk. The corporation attempts to control interest-rate risk by identifying exposures, quantifying and hedging them. The corporation quantifies its interest-rate risk exposures using sophisticated simulation and valuation models, as well as simpler gap analyses. The corporation manages its interest-rate exposures using a combination of on- and off-balance sheet instruments, primarily fixed-rate portfolio securities, interest-rate swaps and options.

     The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 7.5%. The following table reflects the corporation's estimated exposure, as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in interest rates:

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

------------------ --- ------------------------------
   Rate Change           Estimated Exposure as a % of
 (Basis Points)             Net Interest Income
------------------ --- ------------------------------
      +200                           0.8%
      -200                          (1.6)
------------------ --- ------------------------------

     The corporation uses valuation analysis to provide insight into the exposure of earnings and equity to changes in interest rates over a relatively long (i.e., >2 year) time horizon. Valuation analysis involves projecting future cash flows from the corporation's assets, liabilities and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The corporation's economic value of equity is the estimated net present value of its assets, liabilities and off-balance sheet positions. The interest sensitivity of economic value of equity is a measure of the sensitivity of long-term earnings.

     The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The following table reflects the corporation's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:

------------------ --- ------------------------------
   Rate Change               Estimated Exposure as a
 (Basis Points)                % of Economic Value
------------------ --- ------------------------------
      +200                           (2.0)%
      -200                           (3.9)
------------------ --- ------------------------------

     Interest-rate gap analysis provides a static view of the maturity and repricing characteristics of the on- and off-balance sheet positions. The interest-rate gap analysis is prepared by scheduling all assets, liabilities and off-balance sheet positions according to scheduled repricing or maturity. Interest-rate gap analysis can be viewed as a short-hand complement to simulation and valuation analysis.

     The corporation's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of March 31, 1997, the estimated exposure was 0.7% asset-sensitive (see the following table):

Interest-Rate Gap Analysis


------------------------------------------------------------------------------------------------------------------------
                                                                      Repriced Within
------------------------------------------------------------------------------------------------------------------------
March 31, 1997                           3 months        4 to 12       12 to 24       2 to 5      After 5
Dollars in millions by repricing date     or less         months        months         years       years      Total


------------------------------------------------------------------------------------------------------------------------
Total assets                                $45,547       $ 8,527        $5,409         $8,996    $13,213    $81,692
Total liabilities and stockholders'
  equity                                    (30,057 )     (14,924 )      (8,280 )       (7,754 )  (20,677 )  (81,692 )
Net off-balance sheet                        (9,870 )       1,374         4,325          3,506        665        ---
------------------------------------------------------------------------------------------------------------------------
Periodic gap                                  5,620        (5,023 )       1,454          4,748     (6,799 )
Cumulative gap                                5,620           597         2,051          6,799        ---
Cumulative  gap as a  percent  of total
   assets at March 31, 1997                     6.9 %         0.7 %         2.5 %          8.3 %
------------------------------------------------------------------------------------------------------------------------
Cumulative  gap as a  percent  of total
   assets at December 31, 1996                  1.8 %         2.4 %         0.7 %          9.1 %
------------------------------------------------------------------------------------------------------------------------


     The most significant factors affecting the interest-rate risk position in the first quarter were the planned reduction in time deposit balances and the aging of the interest-rate swap and securities portfolio. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a moderately asset sensitive position.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk-Management Instrument Analysis
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Weighted
                                                          Assets/                   Average           Weighted Average
March 31, 1997                                Notional    Liabilities              Maturity     Fair        Rate
Dollars in millions                             Value     Hedged                    (Years)    Value       Receive    Pay
---------------------------------------------------------------------------------------------------------------------------


Interest-rate swaps:
  Receive fixed/pay variable                    $ 8,015   Variable rate loans
                                                    895   Fixed rate deposits
                                                    850   Escrow deposits
                                                    765   Long-term debt
                                                    375   Short-term borrowings
                                              ----------
                                                 10,900                                 2.4    $(129 )   6.94 %    6.64 %
---------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                     2,729   Deposits
                                                    299   Securities
                                                     30   Long-term debt
                                              ----------
                                                  3,058                                 2.0      ---     5.62      5.52
---------------------------------------------------------------------------------------------------------------------------
  Interest-rate floors-purchased                $21,431   Mortgage servicing rights     4.0        3      --- (a)   --- (a)
  Interest-rate caps-purchased                    4,309   Mortgage servicing rights     3.6       53      --- (a)   --- (a)
  Interest-rate caps-sold                         4,309   Mortgage servicing rights     3.6     (142 )    --- (a)   --- (a)
  Call options-purchased                          1,235   Mortgage servicing rights     0.3        1      ---       ---
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments               $45,242                                 3.3    $(214 )   6.65 %    6.39 %
---------------------------------------------------------------------------------------------------------------------------


(a) The mortgage-banking risk-management interest-rate floors-purchased, caps-purchased and caps-sold have weighted average strike rates of 5.27%, 7.69%, and 6.41%, respectively.

     Fleet uses derivative instruments primarily to manage interest-rate risk associated with interest-earning assets and interest-bearing liabilities, as well as prepayment risk associated with the corporation's mortgage servicing portfolio, within management guidelines designed to limit risk to the corporation's earnings. At March 31, 1997, derivative instruments totaling $45.2 billion (notional amount) were being used for interest-rate and mortgage-banking risk-management purposes.

     At March 31, 1997, the corporation had net deferred income of $24.9 million relating to terminated interest-rate swaps, which is being amortized over the remaining life of the underlying interest-rate contracts of approximately 2.5 years.

     Risk-management instruments are also used to protect the value of the corporation's mortgage banking assets, particularly MSRs, which are a very interest-rate sensitive asset due to the mortgage borrower's option to prepay the mortgage loan.

     To mitigate the prepayment risk of declining long-term interest rates, higher than expected mortgage prepayments, and a potential impairment to MSRs, the corporation uses combinations of purchased interest-rate floors together with purchased and sold interest-rate caps with strike rates tied to yields on the 3-, 5- and 10-year "constant maturity" Treasury notes. Combination of these instruments result in a net purchased option position. At March 31, 1997, the corporation had approximately $21.4 billion of purchased interest-rate floor agreements outstanding in combination with $4.3 billion of purchased and sold interest-rate cap agreements. The corporation also buys and sells call option contracts on long-term U.S. Treasury securities. These instruments when combined are structured such that they gain value as interest rates decline, mitigating the impairment of MSRs.

     These risk-management instruments are designated as hedges. Changes in the value are recorded as adjustments to the carrying value of the MSRs. At March 31, 1997, net hedge losses of $128 million have been deferred and recorded as adjustments to the carrying value of MSRs. Deferred hedge losses include $41 million of realized hedge losses related to the termination of certain risk management instruments during the first quarter of 1997. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of MSR amortization. At March 31, 1997, the carrying value and fair value of the corporation's MSRs were $1.9 billion and $2.0 billion, respectively.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk-Management Instrument Activity

     The risk-management instrument activity for the three months ended March 31, 1997 is summarized in the following table (all amounts are notional amounts):


Risk-Management Instrument Activity
-------------------------------------------------------------------------------------------------------------------------------
                                      Interest-Rate Swaps                           Interest-Rate Options
                              -------------------------------------  -----------------------------------------------------
                                                                                                            Call     Call
                              Receive-   Pay-               Index-             Floors     Caps    Caps   Options  Options
Dollars in millions            Fixed    Fixed    Basis   Amortizing  Other   Purchased Purchased  Sold  Purchased    Sold   Total
----------------------------------------------------------------------------------------------------------------------------------


Notional amounts:
Balance at December 31, 1996  $11,055   $   4    $3,823    $   11    $112    $15,911   $2,515  $2,515    $1,276     $225  $37,447
  Additions                       125      ---      ---       ---     ---      5,520    2,441   2,441     1,235      ---   11,762
  Maturities                     (280 )    ---      ---       (11 )  (112 )      ---      ---     ---       ---      ---     (403 )
  Terminations                    ---      (4 )   (765 )      ---     ---        ---     (647 )  (647 )  (1,276 )   (225 ) (3,564 )
-------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997     $10,900   $  ---   $3,058    $  ---    $---    $21,431   $4,309  $4,309    $1,235     $---  $45,242
-------------------------------------------------------------------------------------------------------------------------------


     During the first quarter of 1997, there was a net increase of approximately $7.8 billion of risk-management instruments as the corporation expanded its hedge program for mortgage servicing rights.

     The maturities of the risk-management instruments are shown in the following table:


Maturities of the Risk-Management Instruments
---------------------------------------------------------------------------------------------------------------------
March 31, 1997
Dollars in millions           Within 1     1 to 2      2 to 3      3 to 4    4 to 5       After 5         Total
                                Year        Years       Years       Years      Years       Years
---------------------------------------------------------------------------------------------------------------------


Notional amounts:
Interest rate swaps
  Receive-fixed                   $2,404      $4,325      $1,607    $    624    $ 1,225      $   715         $10,900
  Basis                              329       1,529       1,200         ---        ---          ---           3,058
Interest-rate                        ---         ---       2,886       7,985     10,060          500          21,431
  floors-purchased
Interest-rate                        ---         ---         905       2,736        668          ---           4,309
  caps-purchased
Interest-rate caps-sold              ---         ---         905       2,736        668          ---           4,309
Call options-purchased             1,235         ---         ---         ---        ---          ---           1,235
---------------------------------------------------------------------------------------------------------------------
Total risk-management
   instruments                    $3,968      $5,854      $7,503     $14,081    $12,621       $1,215         $45,242
---------------------------------------------------------------------------------------------------------------------


Liquidity Risk

     Liquidity risk-management's objective is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, committed lines of credit and access to capital markets. Increasingly, liquidity is enhanced through the securitization of consumer asset receivables. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends. ALCO is responsible for implementing the Board's policies and guidelines governing liquidity.

     The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the national and international capital markets as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $4 billion bank-note program.

     At March 31, 1997 and December 31, 1996, the corporation had commercial paper outstanding of $660 million and $676 million, respectively. The corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under these agreements was $1.0 billion at March 31, 1997, with no outstanding balance under these lines of credit. Fleet has shelf registration statements that

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provide for the issuance of common and preferred stock, senior or subordinated debt securities and other securities with total amount of funds available of approximately $963.4 million at March 31, 1997.

CAPITAL
-------------------------------------------------------------
                          March 31,    Dec, 31,    March 31,
Dollars in millions         1997        1996        1996
-------------------------------------------------------------
Risk-adjusted assets      $77,970    $78,571     $63,591
Tier 1 risk-based
  capital (4% minimum)       7.54%     7.67 %      9.18 %
Total risk-based capital
  (8% minimum)              11.26      11.36       13.03
Leverage ratio
  (4% minimum)               7.22       7.14        7.88
Common equity-to-assets      7.62       7.56        8.35
Total equity-to-assets       8.69       8.67        9.49
Tangible common
  equity-to-assets           5.70       5.68        6.96
Tangible total
  equity-to-assets           6.79       6.82        8.12
-------------------------------------------------------------

     At March 31, 1997, the corporation exceeded all regulatory required minimum capital ratios as Fleet's preliminary Tier 1 and Total risk based capital ratios were 7.54 percent and 11.26 percent, respectively, compared with 7.67 percent and 11.36 percent, respectively, at December 31, 1996. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.22 percent at March 31, 1997, compared with 7.14 percent at December 31, 1996. The corporation's ratios decreased slightly when compared to December 31, 1996 due to the repurchase of 6.9 million common shares during the first quarter of 1997 at an average cost of $54.67 per share. These shares were repurchased as part of the corporation's capital management program as announced in January 1997.

RECENT ACCOUNTING DEVELOPMENTS

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which will be effective for financial statements for both interim and annual periods ending December 31, 1997. Primary EPS will be replaced with basic EPS and fully diluted EPS will be replaced with diluted EPS. Primary EPS includes the dilutive effect of common stock equivalents; basic EPS will exclude all common stock equivalents. Diluted EPS is very similar to fully diluted EPS. The statement also requires a reconciliation of basic EPS to diluted EPS.

     For the quarter ended March 31, 1997, basic and diluted EPS, as calculated under the new statement, are $1.14 and $1.10, respectively, as compared to the reported EPS of $1.10 for both fully diluted and primary earnings per share.

     Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be effective for 1997 financial statements. The corporation's disclosures currently comply with the provisions of this statement.

CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the corporation's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, as well as other risks and uncertainties detailed from time to time in the filings of the corporation with the Securities and Exchange Commission.

PART II.  ITEM 4.  SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

(a) The corporation held its Annual Meeting of Stockholders on April 16, 1997.
(b) Not applicable.
(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

    Two matters were voted on at the Annual Meeting.

    1.   ELECTION OF DIRECTORS

         All six nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

         NAME OF DIRECTOR      FOR           AGAINST       TERM EXPIRATION
         ---------------       ---           -------       ---------------

         William Barnet, III   214,247,483   3,122,232             2000
         John T. Collins       214,255,830   3,113,885             2000
         Raymond C. Kennedy    214,221,594   3,148,121             2000
         Robert J. Matura      214,229,063   3,140,652             2000
         Terrence Murray       214,129,617   3,240,098             2000
         Samuel O. Thier       214,093,193   3,276,522             2000

         The following directors will continue in office and were not up for re-election.

         Joel B. Alvord                                            1998
         Bradford R. Boss                                          1998
         Stillman B. Brown                                         1998
         James F. Hardyman                                         1998
         Arthur C. Milot                                           1998
         Lois D. Rice                                              1998
         John R. Riedman                                           1998
         Paul J. Choquette, Jr.                                    1999
         Bernard M. Fox                                            1999
         Robert J. Kavner                                          1999
         Thomas D. O'Connor                                        1999
         Michael B. Picotte                                        1999
         Paul R. Tregurtha                                         1999

        2.  RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

        The second proposal voted on by stockholders of the corporation, to approve the appointment of KPMG Peat Marwick LLP to serve as independent auditors of the corporation for the current fiscal year ended December 31, 1997, was approved with 215,996,739 votes cast for, 862,002 votes cast against, and 510,974 abstentions. There were no broker non-votes.

(d)     Not applicable

PART II. ITEM 6.

(a)  Exhibit Index

                                                                      Page of
Exhibit                                                                 this
Number                                                                 Report
------                                                                --------

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


     (b) Four Form 8-K's were filed during the period from January 1, 1997 to the date of the filing of this report.

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

          - Current Report on Form 8-K dated March 28, 1997 filing the Unaudited Pro Forma Combined Financial Statements as of December 31, 1996, and Notes thereto, in connection with the NatWest Merger.

          - Current Report on Form 8-K dated April 16, 1997 announcing first quarter earnings.

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





                             FLEET FINANCIAL GROUP, INC.
                             ---------------------------
                                     (Registrant)




                               /S/ EUGENE M. MCQUADE
                               -----------------------
                                  Eugene M. McQuade
                                    Vice Chairman
                               Chief Financial Officer





                               /S/  ROBERT C. LAMB, JR.
                               ------------------------
                                 Robert C. Lamb, Jr.
                                      Controller
                               Chief Accounting Officer














DATE:  May 14, 1997