Form 10-Q
period 1997-06-30
FLEET FINANCIAL GROUP INC
filed 1997-08-14
CIK 50341

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                  _________________

                                      FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to __________

                            Commission File Number 1-6366

                             FLEET FINANCIAL GROUP, INC.
                (Exact name of registrant as specified in its charter)



            Rhode Island                                05-0341324
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)

          One Federal Street                                02110
         Boston, Massachusetts                           (Zip Code)
  (Address of principal executive office)

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

                            YES /X/        NO / /



The number of shares of common stock of the Registrant outstanding as of July 31, 1997 was 249,990,168.

                          FLEET FINANCIAL GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED JUNE 30, 1997
              TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                        PAGE
                                                                        ----

PART I. ITEM 1. FINANCIAL INFORMATION

   Consolidated Statements of Income
     Three Months Ended June 30, 1997 and 1996                            3
      Six Months Ended June 30, 1997 and 1996                             4

   Consolidated Balance Sheets
      June 30, 1997 and December 31, 1996                                 5

   Consolidated Statements of Changes in Stockholders' Equity
       Six Months Ended June 30, 1997 and 1996                            6

   Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1997 and 1996                            7

   Condensed Notes to Consolidated Financial Statements                   8

PART I. ITEM 2.

    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         10

PART II. OTHER INFORMATION                                               23

SIGNATURES                                                               24

EXHIBITS                                                                 25

                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------
For the three months ended June 30
Dollars in millions, except per share amounts                                1997         1996
-------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                        $1,307       $1,283
Interest on securities                                                          144          194
-------------------------------------------------------------------------------------------------
      Total interest income                                                   1,451        1,477
-------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                      407          429
  Short-term borrowings                                                          54           89
  Long-term debt                                                                 83          104
-------------------------------------------------------------------------------------------------
      Total interest expense                                                    544          622
-------------------------------------------------------------------------------------------------
Net interest income                                                             907          855
-------------------------------------------------------------------------------------------------
Provision for credit losses                                                      83           48
-------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                           824          807
-------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges, fees and commissions                                         159          130
  Investment services revenue                                                   103           93
  Mortgage banking revenue, net                                                  91           85
  Student loan servicing fees                                                    26           22
  Venture capital revenue                                                        10           26
  Securities gains                                                                4           20
  Net gains on sales of business units                                          175           --
  Gain from branch divestitures                                                  --           32
  Other                                                                         121           93
-------------------------------------------------------------------------------------------------
      Total noninterest income                                                  689          501
-------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                            406          411
  Occupancy                                                                      67           75
  Equipment                                                                      67           68
  Intangible asset amortization                                                  39           30
  Legal and other professional                                                   25           35
  Marketing                                                                      20           24
  Telephone                                                                      19           23
  Other                                                                         309          171
-------------------------------------------------------------------------------------------------
      Total noninterest expense                                                 952          837
-------------------------------------------------------------------------------------------------
Income before income taxes                                                      561          471
Applicable income taxes                                                         233          193
-------------------------------------------------------------------------------------------------
Net income                                                                   $  328       $  278
-------------------------------------------------------------------------------------------------
Net income applicable to common shares                                       $  312       $  258
-------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding                263,090,137  269,463,179
Fully diluted earnings per share                                             $ 1.19         $.96
Dividends declared                                                           $  .45         $.43
-------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------
For the six months ended June 30
Dollars in millions, except per share amounts                                1997         1996
-------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                        $2,594       $2,427
Interest on securities                                                          295          387
-------------------------------------------------------------------------------------------------
      Total interest income                                                   2,889        2,814
-------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                      823          831
  Short-term borrowings                                                          95          196
  Long-term debt                                                                171          208
-------------------------------------------------------------------------------------------------
      Total interest expense                                                  1,089        1,235
-------------------------------------------------------------------------------------------------
Net interest income                                                           1,800        1,579
-------------------------------------------------------------------------------------------------
Provision for credit losses                                                     148           84
-------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                         1,652        1,495
-------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges, fees and commissions                                         316          238
  Investment services revenue                                                   206          181
  Mortgage banking revenue, net                                                 194          167
  Student loan servicing fees                                                    52           44
  Venture capital revenue                                                        28           53
  Securities gains                                                               18           38
  Net gains on sales of business units                                          175           --
  Gain from branch divestitures                                                  --           92
  Other                                                                         226          166
-------------------------------------------------------------------------------------------------
      Total noninterest income                                                1,215          979
-------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                            831          758
  Occupancy                                                                     141          136
  Equipment                                                                     137          125
  Intangible asset amortization                                                  79           56
  Legal and other professional                                                   53           58
  Telephone                                                                      39           39
  Marketing                                                                      38           45
  Other                                                                         475          336
-------------------------------------------------------------------------------------------------
      Total noninterest expense                                               1,793        1,553
-------------------------------------------------------------------------------------------------
Income before income taxes                                                    1,074          921
Applicable income taxes                                                         435          379
-------------------------------------------------------------------------------------------------
Net income                                                                   $  639       $  542
-------------------------------------------------------------------------------------------------
Net income applicable to common shares                                       $  606       $  510
-------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding                265,773,053  269,275,176
Fully diluted earnings per share                                             $ 2.28       $ 1.89
Dividends declared                                                           $ .90        $ .86
-------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                                       June 30,   December 31,
Dollars in millions, except share amounts                                  1997           1996
----------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                    $   5,837    $   7,243
Federal funds sold and securities purchased under agreements to
  resell                                                                    220        1,772
Securities available for sale                                             7,665        7,503
Securities held to maturity (market value: $1,044 and $1,172)             1,039        1,177
Loans and leases                                                         58,186       58,844
Reserve for credit losses                                                (1,443)      (1,488)
----------------------------------------------------------------------------------------------
Net loans and leases                                                     56,743       57,356
----------------------------------------------------------------------------------------------
Mortgage servicing rights                                                 1,841        1,566
Mortgages held for resale                                                 1,000        1,560
Premises and equipment                                                    1,254        1,347
Intangible assets                                                         1,609        1,699
Indirect auto loans held for sale                                         2,170           --
Other assets                                                              4,023        4,295
----------------------------------------------------------------------------------------------
Total assets                                                          $  83,401    $  85,518
----------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Demand                                                              $  16,471    $  17,903
  Regular savings, NOW, money market                                     27,641       27,976
  Time                                                                   19,117       21,192
----------------------------------------------------------------------------------------------
        Total deposits                                                   63,229       67,071
----------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to
  repurchase                                                              3,832        2,871
Other short-term borrowings                                               1,954          756
Accrued expenses and other liabilities                                    2,818        2,291
Long-term debt                                                            4,550        5,114
----------------------------------------------------------------------------------------------
        Total liabilities                                                76,383       78,103
----------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                             835          953
Common stock (shares issued: 263,240,419 in 1997 and 263,395,054 in
  1996; shares outstanding: 250,988,418 in 1997 and 261,992,124 in
  1996)                                                                       3            3
Common surplus                                                            3,116        3,145
Retained earnings                                                         3,721        3,342
Net unrealized gain on securities available for sale                         25           31
Treasury stock, at cost (12,252,001 shares in 1997 and 1,402,930
  shares in 1996)                                                          (682)         (59)
----------------------------------------------------------------------------------------------
        Total stockholders' equity                                        7,018        7,415
----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                            $  83,401    $  85,518
----------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Net
                                                                                              Unrealized
                                                      Common                                  Gain(Loss)
Six months ended June 30                             Stock at                                on Securities
Dollars in millions, except share      Preferred       $.01         Common      Retained       Available      Treasury
amounts                                  Stock          Par         Surplus     Earnings       for Sale         Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
1996
----
Balance at December 31, 1995           $     399     $       3     $   3,149    $   2,768      $      52      $      (6)  $   6,365
Net income                                                                            542                                       542
Cash dividends declared on common
  stock ($0.86 per share)                                                            (226)                                     (226)
Cash dividends declared on preferred
  stock                                                                               (32)                                      (32)
Issuance of preferred stock                  600                         (15)                                                   585
Common stock issued in connection
  with:
  Employee benefit and stock option
    plans                                                                 36          (21)                           16          31
  Warrants                                                                15                                                     15
Adjustment of valuation reserve for
  securities available for sale                                                                      (96)                       (96)
Other, net                                     4                         (43)          (8)                          (10)        (57)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996               $   1,003     $       3     $   3,142    $   3,023      $     (44)     $      --   $   7,127
-----------------------------------------------------------------------------------------------------------------------------------
1997
----
Balance at December 31, 1996           $     953     $       3     $   3,145    $   3,342      $      31      $     (59)  $   7,415
Net income                                                                            639                                       639
Cash dividends declared on common
  stock ($0.90 per share)                                                            (229)                                     (229)
Cash dividends declared on preferred
  stock                                                                               (33)                                      (33)
Redemption of preferred stock                (34)                                                                               (34)
Common stock issued in connection
  with:
  Employee benefit and stock option
    plans                                                                (27)           2                            70          45
  Treasury stock purchased                                                                                         (693)       (693)
Adjustment of valuation reserve for
  securities available for sale                                                                       (6)                        (6)
Exchange of Series V preferred stock
  for trust preferred securities             (84)                                                                               (84)
Other, net                                                                (2)                                                    (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997               $     835     $       3     $   3,116    $   3,721      $      25      $    (682)  $   7,018
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
Six months ended June 30
Dollars in millions                                                           1997       1996
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                   $     639  $     542
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                          106         90
  Amortization of mortgage servicing rights and other intangible assets            195        145
  Provision for credit losses                                                      148         84
  Deferred income tax expense                                                      156        122
  Securities gains                                                                 (18)       (38)
  Gain from branch divestitures                                                     --        (92)
  Net gain on sale of business units                                              (175)        --
Originations and purchases of mortgages held for resale                         (7,568)   (10,367)
Proceeds from sales of mortgages held for resale                                 7,691     11,332
Increase in accrued receivables, net                                              (164)      (127)
Increase in accrued liabilities, net                                               553          7
Other, net                                                                        (163)       931
-------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                   1,400      2,629
-------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                      (1,790)    (4,960)
Proceeds from maturities of securities available for sale                          421      3,597
Proceeds from sales of securities available for sale                             1,256     13,037
Purchases of securities held to maturity                                          (560)      (622)
Proceeds from maturities of securities held to maturity                            759        504
Loans made to customers, nonbanking subsidiaries                                (1,171)      (773)
Principal collected on loans made to customers, nonbanking subsidiaries            703        497
Net (increase) decrease in loans and leases, banking subsidiaries               (1,317)     1,865
Net cash and cash equivalents received for businesses acquired                      --      2,386
Net cash paid from divestiture of assets and liabilities                            --       (484)
Net cash received from sale of business units                                      748         --
Purchases of premises and equipment                                                (75)       (62)
Purchases of mortgage servicing rights                                            (135)      (146)
-------------------------------------------------------------------------------------------------
Net cash flow (used) provided by investing activities                           (1,161)    14,839
-------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                        (3,842)    (5,066)
Net increase (decrease) in short-term borrowings                                 2,159     (9,094)
Proceeds from issuance of long-term debt                                            97        446
Repayments of long-term debt                                                      (661)    (1,669)
Proceeds from the issuance of common stock                                          45         46
Proceeds from the issuance of preferred stock                                       --        585
Repurchase and redemption of common stock and preferred stock                     (727)        --
Cash dividends paid                                                               (268)      (234)
-------------------------------------------------------------------------------------------------
  Net cash flow used by financing activities                                    (3,197)   (14,986)
-------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                            (2,958)     2,482
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                             9,015      4,566
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                               $   6,057  $   7,048
-------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

NOTE 1. FINANCIAL STATEMENTS

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet, FFG, or corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the six months ended June 30, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. SALES OF BUSINESS UNITS

    During the second quarter, the corporation recorded net gains totaling $175 million (pre-tax) on the sale of Option One, its nonconforming mortgage banking subsidiary, the sale of its Corporate Trust division and the pending sale of its Indirect Auto Lending portfolio, which the corporation entered into a definitive agreement to sell during the second quarter.

NOTE 3. ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

    On January 1, 1997, the corporation adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered. In December 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125," which delays for one year the effective date of the provisions of SFAS Statement No. 125 relating to repurchase agreements, dollar-roll, securities lending and similar transactions. The adoption of these statements has not had a material impact on the corporation or its results of operations.

NOTE 4. DISCLOSURE OF DERIVATIVE
FINANCIAL INSTRUMENTS AND OTHER FINANCIAL INSTRUMENTS

    In January 1997, the Securities and Exchange Commission amended regulations to supplement existing disclosure requirements about a registrant's accounting policies for certain derivative instruments. These regulations also require quantitative and qualitative disclosure pertaining to market risk inherent in derivative financial instruments and other financial instruments.

    The accounting policy requirements are effective for the current quarter. However, if a registrant's 1996 Form 10-K complies with the new disclosure requirements and the registrant's policies have not changed, no additional disclosures are required in the current quarter. The corporation's accounting policy disclosures in the 1996 Form 10-K meet the new requirements and, since there have been no changes to these policies, no additional accounting policy disclosures are provided herein.

    The quantitative and qualitative disclosures about market risk are required to be included in Fleet's 1997 Form 10-K.

NOTE 5. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash-Flow Disclosure

--------------------------------------------------------------------------------------------------
Six months ended June 30
Dollars in millions                                                              1997       1996

--------------------------------------------------------------------------------------------------
Supplemental disclosure for cash paid during the period for:
    Interest expense                                                          $   1,199  $   1,179
    Income taxes, net of refunds                                                    121        164
--------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
    Transfer of loans to foreclosed property and repossessed equipment               19         12
    Securitization of residential loans                                              --      1,998
    Reclassification of indirect auto loans to held for sale                      2,170         --
    Exchange of Series V preferred stock for trust preferred securities              84         --
    Adjustment to unrealized loss on securities available for sale                   (6)       (96)
    Retirement of common stock                                                       --         34
--------------------------------------------------------------------------------------------------

Assets acquired and liabilities assumed in business combinations were as follows:
    Assets acquired, net of cash and cash equivalents received                       --     17,848
    Net cash and cash equivalents received                                           --      2,386
    Liabilities assumed                                                              --     20,234
--------------------------------------------------------------------------------------------------
Divestitures:
    Assets sold                                                                     541      1,773
    Net cash received/(paid) for divestitures                                       748       (484)
    Liabilities sold                                                                 24      2,349
--------------------------------------------------------------------------------------------------


            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERALL PERSPECTIVE

----------------------------------------------------------------------------------------------------
                                                              Three months           Six months
Dollars in millions,                                         ended June 30         ended June 30
except per share data                                       1997       1996       1997       1996
----------------------------------------------------------------------------------------------------
Earnings
Net income                                                $     328  $     278  $     639  $     542
Net interest income (FTE) (a)                                   916        863      1,818      1,595
----------------------------------------------------------------------------------------------------
Per Common Share
Fully diluted earnings                                    $    1.19  $     .96  $    2.28  $    1.89
Cash dividends declared                                         .45        .43        .90        .86
Book value                                                    24.64      23.25      24.64      23.25
----------------------------------------------------------------------------------------------------
Operating Ratios
Return on average assets                                       1.61%      1.32%      1.56%      1.36%
Return on common equity                                       20.24      17.20      19.52      17.09
Efficiency ratio                                              55.8        61.4      57.3       60.4
Equity to assets (period-end)                                  8.42       8.12       8.42       8.12
----------------------------------------------------------------------------------------------------
At June 30
Total assets                                              $  83,401  $  87,728  $  83,401  $  87,728
Stockholders' equity                                          7,018      7,127      7,018      7,127
Nonperforming assets(b)                                         531        745        531        745
----------------------------------------------------------------------------------------------------

(a) The FTE adjustment included in net interest income was $9 and $8 million for the three months ended and $18 and $16 million for the six months ended June 30, 1997 and 1996, respectively.

(b) Nonperforming assets and related ratios at June 30, 1997 and 1996 do not include $249 and $365 million, respectively, of nonperforming assets classified as held for sale or accelerated disposition.

    Fleet reported net income of $328 million, or $1.19 per fully diluted share, for the quarter ended June 30, 1997, compared to $278 million, or $.96 per fully diluted share, in the second quarter of 1996, an increase of 24%. Return on average assets (ROA) and return on common equity (ROE) improved to 1.61% and 20.24%, respectively, for the second quarter of 1997, from 1.32% and 17.20%, respectively, for the second quarter of 1996. Net income for the first six months of 1997 was $639 million, an increase of $97 million from the first half of 1996. Earnings per share were $2.28 for the first six months compared with $1.89 earned in the first half of 1996. ROA and ROE for the first six months of 1997 were 1.56% and 19.52%, respectively, compared with 1.36% and 17.09%, respectively, for the first half of 1996.

    The improved results reflect the inclusion of NatWest Bank (NatWest) for the entire period in 1997 compared to two months in 1996 and the culmination of the Shawmut National Corporation (Shawmut) acquisition. The corporation has experienced growth in its core revenue categories, including service charges, fees and commissions, mortgage banking revenue, investment services revenue and student loan servicing. Expense savings attributable to the integration of the NatWest and Shawmut acquisitions also positively impacted the second quarter. During the quarter, the corporation repurchased 5.0 million shares of common stock, bringing the 1997 shares repurchased to 11.9 million.

    The second quarter of 1997 results include net gains totaling $175 million (pre-tax) on the sales of Option One, its nonconforming mortgage banking subsidiary, and its Corporate Trust division and the pending sale of its Indirect Auto Lending portfolio. Also, included in the second quarter were $155 million of charges in the other noninterest expense category pertaining primarily to the impairment of certain technology investments, severance costs, and the settlement of a lawsuit, which are explained in more detail on page 15.

INCOME STATEMENT ANALYSIS

Net Interest Income

--------------------------------------------------------------------------------------------------------
                                                                  Three Months           Six Months
FTE Basis                                                        ended June 30         ended June 30
Dollars in millions                                             1997       1996       1997       1996
--------------------------------------------------------------------------------------------------------
Interest income                                               $   1,451  $   1,477  $   2,889  $   2,814
Tax-equivalent adjustment                                             9          8         18         16
Interest expense                                                    544        622      1,089      1,235
--------------------------------------------------------------------------------------------------------
Net interest income                                           $     916  $     863  $   1,818  $   1,595
--------------------------------------------------------------------------------------------------------

    Net interest income on a fully taxable equivalent basis totaled $916 million for the quarter ended June 30, 1997, compared to $863 million for the same period in 1996. The $53 million increase was principally related to a full quarter of operations of the NatWest franchise, increased loan fee amortization, and an increasing net interest margin due to a restructured balance sheet.

Net Interest Margin and Interest-Rate Spread

----------------------------------------------------------------------------------------------------------------------------
Three months ended June 30                                                                1997                     1996
----------------------------------------------------------------------------------------------------------------------------
FTE Basis                                                                          Average               Average
Dollars in millions                                                                Balance     Rate      Balance     Rate
----------------------------------------------------------------------------------------------------------------------------
Securities                                                                        $   8,327       6.72%   $11,481       6.32%
Loans and leases                                                                     59,027       8.67     55,935       8.58
Mortgages held for sale                                                               1,444       7.91      2,190       7.79
Other                                                                                 1,182       4.81      3,242       8.20
----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                                                        69,980       8.37     72,848       8.18
----------------------------------------------------------------------------------------------------------------------------
Deposits                                                                             47,616       3.43     47,414       3.65
Short-term borrowings                                                                 4,357       4.84      6,941       5.10
Long-term debt                                                                        4,611       7.33      5,871       7.10
----------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities                                                         56,584       3.86     60,226       4.15
----------------------------------------------------------------------------------------------------------------------------
Interest-rate spread                                                                              4.51                  4.03
Interest-free sources of funds                                                       13,396                12,622
----------------------------------------------------------------------------------------------------------------------------
Total sources of funds                                                            $  69,980       3.12%   $72,848       3.42%
----------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                               5.25%                 4.76%
----------------------------------------------------------------------------------------------------------------------------

    The net interest margin for the second quarter of 1997 was 5.25%, an increase of almost 50 basis points from the second quarter of 1996. The increase in net interest margin is primarily attributable to a more favorable mix of interest-earning assets and interest-bearing liabilities as lower-yielding average securities decreased $3.2 billion and higher-cost average short-term borrowings decreased $2.6 billion coupled with increased loan fee amortization. The securities were replaced by more favorable yielding loans.

    Average loans and leases increased $3.1 billion to $59.0 billion for the second quarter of 1997 when compared with the second quarter of 1996, due to loan growth and the acquisition of NatWest on May 1, 1996. Average loans and leases as a percentage of interest-earning assets has increased to 84.4% in the second quarter of 1997 from 76.8% during the second quarter of 1996.

    Other average interest earning assets decreased $2.1 billion from the second quarter of 1996 to $1.2 billion. The second quarter of 1996 included all of the Fleet Finance earning assets, which were sold during the third quarter of 1996, coupled with a lower level of money market instruments during the second quarter of 1997.

    Average interest-bearing deposits remained consistent at $47.6 billion in the second quarter of 1997 compared to the second quarter of 1996. The net interest rate paid on average deposits decreased to 3.43% for the second quarter of 1997 compared to 3.65% for the same period of 1996. The decrease in cost of deposits reflects a more advantageous mix of deposits, as well as an effort to maintain lower cost, yet competitive deposit pricing.

    The $2.6 billion decrease in average short-term borrowings is attributable to the use of proceeds from the sales of securities to pay down short-term borrowings. Also, the acquisition of NatWest enabled the corporation to replace short-term borrowings with lower-cost core deposits.

    The $1.3 billion decrease in long-term debt and 23 basis point increase in the funding rate was due to scheduled maturities of lower-rate instruments and the issuance of higher-rate instruments, which includes the trust preferred securities issued by the corporation's trust subsidiary.

    The contribution to the net interest margin of interest-free sources of funds during the second quarter of 1997 remained consistent with the second quarter of 1996 at 74 basis points and 73 basis points, respectively.

Noninterest Income

-------------------------------------------------------------------------------------------------------------
                                                                       Three months           Six months
                                                                      ended June 30         ended June 30
Dollars in millions                                                  1997       1996       1997       1996
-------------------------------------------------------------------------------------------------------------
Service charges, fees and commissions                              $     159  $     130  $     316  $     238
Investment services revenue                                              103         93        206        181
Mortgage banking revenue, net                                             91         85        194        167
Student loan servicing fees                                               26         22         52         44
Venture capital revenue                                                   10         26         28         53
Securities gains                                                           4         20         18         38
Gain from branch divestitures                                             --         32         --         92
Other noninterest income                                                 121         93        226        166
-------------------------------------------------------------------------------------------------------------
Total noninterest income before net gains on sales of business
  units                                                                  514        501      1,040        979
Net gains on sales of business units                                     175         --        175         --
-------------------------------------------------------------------------------------------------------------
Total noninterest income                                           $     689  $     501  $   1,215  $     979
-------------------------------------------------------------------------------------------------------------

    Total noninterest income, excluding $175 million of net gains on sales of business units, for the second quarter of 1997 totaled $514 million compared to $501 million for the same period of 1996. Excluding the $32 million gain from branch divestitures in the second quarter of 1996, noninterest income increased by $45 million, or 10%, over the second quarter of 1996. Increases were noted in nearly all core revenue categories.

Service Charges, Fees and Commissions
------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months           Six months
                                                                                       ended June 30         ended June 30
Dollars in millions                                                                   1997       1996       1997       1996
------------------------------------------------------------------------------------------------------------------------------
Cash management fees                                                                     $ 51       $ 45       $102       $ 84
Service charges on deposits                                                                34         23         66         46
Return check charges                                                                       32         27         67         45
Electronic banking fees                                                                    22         18         41         30
Other                                                                                      20         17         40         33
------------------------------------------------------------------------------------------------------------------------------
Total service charges, fees and commissions                                              $159       $130       $316       $238
------------------------------------------------------------------------------------------------------------------------------

    Service charges, fees and commissions totaled $159 million for the second quarter of 1997 compared to $130 million for the second quarter of 1996, an increase of 22%. Notable increases were realized in all components, partially as a result of the NatWest acquisition, as well as overall growth from various fee enhancement programs.

Mortgage Banking Revenue, Net

--------------------------------------------------------------------------------------------------------------

                                                                        Three months           Six months
                                                                        ended June 30        ended June 30
                                                                    --------------------  --------------------
Dollars in millions                                                   1997       1996       1997       1996
--------------------------------------------------------------------------------------------------------------
Net loan servicing revenue                                          $     114  $      97  $     225  $     190
Mortgage production revenue                                                35         36         75         62
Gains on sales of mortgage servicing                                       --         --         10          4
Mortgage servicing rights amortization                                    (58)       (48)      (116)       (89)
--------------------------------------------------------------------------------------------------------------
Total mortgage banking revenue, net                                 $      91  $      85  $     194  $     167
--------------------------------------------------------------------------------------------------------------

    Net mortgage banking revenue of $91 million in the second quarter of 1997 increased $6 million over the $85 million recorded in the same period of 1996. Loan servicing revenue represents fees received for servicing residential mortgage loans. The $17 million, or 18%, increase in loan servicing revenue is attributable to the corporation receiving a higher servicing spread as well as the $3 billion growth in the servicing portfolio from $118 billion at June 30, 1996 to $121 billion at June 30, 1997. As previously discussed, the corporation sold Option One during the second quarter of 1997 which contributed $20 million of mortgage banking revenue, principally mortgage production revenue, during the second quarter of 1997 compared to $10 million in the second quarter of 1996.

    Mortgage servicing rights (MSR) amortization increased $10 million to $58 million for the second quarter of 1997 as compared to $48 million for the same period of 1996. The level of amortization increased due to the growth in the servicing portfolio as well as amortization of purchased servicing rights with a higher servicing spread. At June 30, 1997, the carrying value and fair value of the corporation's MSRs were $1.8 billion and $2.0 billion, respectively.

Investment Services Revenue

-----------------------------------------------------------------------------------------------------------------

                                                                         Three months              Six months
                                                                         ended June 30           ended June 30
Dollars in millions                                                    1997        1996        1997       1996
-----------------------------------------------------------------------------------------------------------------
Private clients group                                                 $ 49         $45        $ 97       $ 89
Retirement plan services                                                15          15          31         30
Retail investments                                                      15          13          32         22
Not-for-profit institutional services                                   12          10          23         20
Corporate trust                                                          4           4           7          8
Other                                                                    8           6          16         12
-----------------------------------------------------------------------------------------------------------------
Total investment services revenue                                     $103         $93        $206       $181
-----------------------------------------------------------------------------------------------------------------

    Investment services revenue increased 11% in the second quarter of 1997 to $103 million compared to the second quarter of 1996. The increase was due to continued strong sales of mutual funds and annuity products and an increase in the overall value of assets under management and administration due to growth and a strong equity market. Assets under management increased from $45 billion at June 30, 1996 to $52 billion at June 30, 1997. As previously discussed, the corporation sold its Corporate Trust unit during the second quarter of 1997 which generated $4 million and $7 million of revenue during the second quarter and first half of 1997, respectively.

    The $4 million increase in student loan servicing fees from 1996 to 1997 is attributable to increased levels of servicing and originations over the prior year period at AFSA Data Corporation (AFSA), the corporation's student loan servicing subsidiary. AFSA services 4.8 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $28 billion in loans serviced.

    Venture capital revenue decreased $16 million to $10 million for the quarter ended June 30, 1997 when compared to the same quarter of 1996. The investments of Fleet Private Equity, the corporation's venture capital business, did not experience the same level of appreciation when compared with the second quarter of 1996. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the state of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

    Other noninterest income increased $28 million to $121 million due primarily to higher corporate finance fees, trading and foreign exchange gains and lease income.

    During the second quarter, the corporation recorded net gains totaling $175 million (pre-tax) on the sales of certain business units, as previously discussed. The estimated reduction to the corporation's net income resulting from these sales is approximately 2.5%.

    As a condition to the regulatory approval of the Shawmut merger, the corporation divested certain branches, loans and deposits. The corporation realized $32 million of gains from these divestitures during the second quarter of 1996.

Noninterest Expense

-----------------------------------------------------------------------------------------------------------
                                                                     Three months           Six months
                                                                    ended June 30         ended June 30
Dollars in millions                                                1997       1996       1997       1996
-----------------------------------------------------------------------------------------------------------
Employee compensation and benefits                                $406       $411     $  831     $  758
Occupancy                                                           67         75        141        136
Equipment                                                           67         68        137        125
Intangible asset amortization                                       39         30         79         56
Legal and other professional                                        25         35         53         58
Marketing                                                           20         24         38         45
Telephone                                                           19         23         39         39
Printing and mailing                                                18         17         37         34
Other                                                              291        154        438        302
-----------------------------------------------------------------------------------------------------------
Total noninterest expense                                         $952       $837     $1,793     $1,553
-----------------------------------------------------------------------------------------------------------

    Total noninterest expense for the second quarter of 1997 totaled $952 million compared to $837 million for the same period of 1996. The increase of $115 million over the second quarter of 1996 was due primarily to certain charges taken in this quarter relating to the impairment of an asset and additional severance costs, offset in part by expense reductions in nearly all categories resulting from the effective integrations of NatWest and Shawmut.

    Employee compensation and benefits remained consistent with the June 30, 1996 level. Occupancy expense decreased $8 million from the second quarter of 1996 due primarily to ongoing successful integration from the Shawmut and NatWest mergers, as well as branch divestitures during the second quarter of 1996.

    Legal and other professional fees declined $10 million to $25 million in the second quarter of 1997 from $35 million in the second quarter of 1996 as the second quarter of 1996 included a high level of professional fees related to the NatWest acquisition.

    Intangible asset amortization increased to $39 million in the second quarter of 1997 from $30 million in the second quarter of 1996 as a direct result of the NatWest acquisition. Additional goodwill related to the NatWest acquisition may be recognized in future periods based on an earnout calculation. The contingent earnout provision stipulates that additional payments be made annually based upon the attainment of specified earnings levels from the NatWest franchise, not to exceed $560 million during an eight-year period beginning in 1997. During the third quarter of 1997, the corporation, pursuant to the earnout contingency, anticipates it will record additional goodwill of approximately $120 million to be amortized over fourteen years.

    Other noninterest expense increased $137 million from the second quarter of 1996. The second quarter of 1997 results include a $41 million impairment charge to write-down a front-end loan origination system. This charge resulted from a refocusing of Fleet Mortgage Group's retail production strategy, which involved closing approximately 60% of its non-bank based origination offices. These events triggered an impairment review of the investment in the system, the benefits of which depend on increased efficiencies in the origination offices. The impairment charge was recorded to write-down the system to its fair value which was estimated based on the functionality of the system and the remaining benefits to be realized from its implementation. In addition, $40 million of severance costs were recorded in connection with various operational restructuring initiatives and the NatWest acquisition. In connection with the settlement of a Shawmut lawsuit, the corporation recorded an approximate $20 million charge during this quarter. The corporation has also recorded approximately $3 million of expenses relating to Year 2000 projects, while the total Year 2000 costs are anticipated to be approximately $50 million to $60 million and will be recognized as incurred over the next 30 months.

    In connection with the NatWest acquisition, the corporation recorded a restructuring liability of $250 million during the second quarter of 1996. This liability was supplemented with an additional $22 million severance reserve during this quarter, as mentioned in the preceeding paragraph, resulting from the refinement of previous estimates. The following table presents a summary of activity with respect to the corporation's merger-related charges pertaining to NatWest, in addition to the Shawmut related restructuring liability for the six months ended June 30, 1997.

Merger and Restructuring-Related Liabilities

---------------------------------------------------------------------------------------------------------
Six Months Ended
June 30, 1997
Dollars in millions                                                     Shawmut      NatWest      Total
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                               $  158       $  89      $  247
Cash outlays                                                                 (110)        (45)       (155)
Severance charge                                                              --           22          22
---------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                                                   $   48        $ 66       $ 114
---------------------------------------------------------------------------------------------------------

    The cash outlays made during the first six months of 1997 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays and future cash outlays are not anticipated to significantly impact the corporation's liquidity. During the first six months of 1997, $9 million of incremental costs have been incurred relating to the NatWest acquisition and have been expensed. It is anticipated that approximately $3 million of additional incremental costs will be incurred in 1997.

Income Taxes

    For the second quarter of 1997, the corporation recognized income tax expense of $233 million, an effective tax rate of 41.5%. Tax expense for the same period of 1996 was $193 million, an effective tax rate of 40.9%. The second quarter of 1997 had a higher effective rate due to the aforementioned sales of business units.

Lines of Business

    The financial performance of the corporation is monitored by an internal profitability system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Consumer Banking, Commercial Financial Services, Investment Services, Financial Services, Fee-Based Businesses, Treasury and All Other.

    Management accounting policies are in place for assigning expenses that are not directly incurred by lines of business, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed a risk adjusted methodology that quantifies risk types within business units and assigns capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts and organizational hierarchies are periodically refined and results may be restated to reflect changes in methodology and organizational structure. Results by lines of business are presented below.

Selected Financial Highlights by Lines of Business

---------------------------------------------------------------------------------------------------------------------------------
                                                Commercial
                                     Consumer   Financial    Investment   Financial   Fee-Based
Dollars in millions                  Banking     Services     Services    Services    Businesses   Treasury   All Other    Total
---------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1997
---------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Net Interest Income (FTE)            $   509     $   294       $   28      $   68       $   6       $   35     $  (24)    $   916
Noninterest Income                       131          95          104          76          89           12        182         689
Noninterest Expense                      357         184           84          78          70           15        164         952
Net Income                               142          87           27          17          16           20         19         328
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Average Loans and Leases             $12,862     $34,057       $2,016      $2,928       $ 168       $5,973     $1,023     $59,027
Average Deposits                      43,990      11,123        2,281         153       1,711        4,114        405      63,777
ROE                                       30%         15%          48%         25%         10%          35%        NM          20%
---------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1996
---------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Net Interest Income (FTE)            $   454     $   277       $   27      $   47       $  27       $   47     $  (16)    $   863
Noninterest Income                        91          77           97          59         104            8         65         501
Noninterest Expense                      369         187           84          77          87           20         13         837
Net Income                                85          67           22           1          28           19         56         278
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Average Loans and Leases             $12,633     $30,317       $1,633      $2,363       $ 110       $8,184     $  695     $55,935
Average Deposits                      43,363       9,917        2,329         106       1,291        4,973        653      62,632
ROE                                       22%         17%          49%          1%         13%          22%       N/M          17%
---------------------------------------------------------------------------------------------------------------------------------

Consumer Banking

    Consumer Banking includes businesses engaged in branch banking, small business lending and insurance services. Earnings for the second quarter of 1997 were $142 million compared to $85 million a year ago. Improvements in net interest income reflect growth in deposit and loan balances, mainly the result of the acquisition of NatWest, as well as a lower cost of deposits. Noninterest income increased $40 million year over year, due to the full quarter impact of NatWest resulting in higher service charges on deposits, as well as the impact of improved pricing. The decline in noninterest expense of $12 million is attributed to savings from the consolidation and integration of the former NatWest franchise and divested branches from the Shawmut merger.

Commercial Financial Services

    Commercial Financial Services provides a full range of credit and banking services to its corporate, middle market, real estate, municipal and leasing customers. This group earned $87 million in the second quarter of 1997, an increase of $20 million compared to the same quarter in 1996. Growth in loans and deposits of 12% contributed to a $17 million improvement in net interest income and was driven by the full quarter impact of NatWest coupled with growth in commercial lending, corporate finance and leasing business units. Noninterest income also improved compared to 1996 due to higher corporate finance fees, cash management revenues and government banking fees. Decreasing operational costs are the result of expense management combined with lower back office expenses associated with consolidation cost savings.

Investment Services

    Investment services provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and brokerage services. Investment Services net income increased $5 million compared to the second quarter of 1996 on the strength of increased revenues. Higher investment fees resulted from the continued strong growth in assets under management, which have increased by $7 billion to $52 billion at June 1997. Additionally, higher revenues in the Retail Investments unit reflected growth in the sales of mutual fund and annuity products. Improved earnings were also influenced by lower noninterest expenses, as lower support unit costs offset volume driven increases in direct expenses.

Financial Services

    Financial Services includes student loan processing, technology banking, credit card and Option One. Financial services earned $17 million in the second quarter of 1997 compared to $1 million in the same quarter of 1996, principally due to higher revenues across most businesses. Compared to the same period last year, net interest income improved by $21 million attributable to increased credit card balances and selected portfolio repricing. Improved noninterest income was driven by higher loan sales at Option One, volume related increases in debit card activity and student loan processing as the number of loans serviced increased from 4 million loans in June of 1996 to over 4.8 million loans serviced in June 1997. During the second quarter of 1997, the corporation sold Option One.

Fee-Based Businesses

    This unit includes mortgage banking and the venture capital subsidiary. Fee-Based Businesses earned $16 million in the second quarter of 1997, down from $28 million a year ago. The decline is primarily attributable to a decline in venture capital gains, down $16 million versus the same quarter last year as Fleet Private Equity did not experience the same level of appreciation when compared to the second quarter of 1996. Fleet's mortgage banking business earned $12 million in the second quarter of 1997, exclusive of the previously mentioned impairment charges, compared to $14 million in 1996. Lower earnings were mainly due to lower loan production volumes.

Treasury

    Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $20 million in the second quarter of 1997 compared to $19 million in the second quarter of 1996. Improved earnings resulted from higher noninterest income and lower operating expenses. Increased noninterest income resulted from improved foreign exchange revenue and modest securities gains. Lower net interest income resulted from selected balance sheet downsizing triggered by the NatWest acquisition.

All Other

    This unit includes the management accounting control units and certain transactions not allocable to specific business units. Second quarter earnings were $19 million compared to $56 million recorded in the same period a year ago. The decrease in earnings is attributed to branch divestiture gains of $32 million recorded in the second quarter of 1996. The second quarter of 1997 also includes the impact of net gains totaling $175 million related to the sale of certain business units and certain charges previously discussed.

BALANCE SHEET ANALYSIS

    Total assets decreased from $85.5 billion at December 31, 1996 to $83.4 billion at June 30, 1997 due primarily to lower levels of cash and short-term investments, which were utilized to fund anticipated demand and time deposit runoff, long-term debt maturities and common share repurchases.

Securities

----------------------------------------------------------------------------------------------------------------------
                                                    June 30, 1997           March 31, 1997        December 31, 1996
                                                ----------------------  ----------------------  ----------------------
                                                 Amortized    Market     Amortized    Market     Amortized    Market
  Dollars in millions                              Cost        Value       Cost        Value       Cost        Value
----------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  US Treasury and government agencies            $     675   $     675   $   1,058   $   1,053   $   1,077   $   1,083
  Mortgage-backed securities                         6,477       6,503       6,022       5,961       5,987       6,006
  Other debt securities                                 82          80          31          31          --          --
----------------------------------------------------------------------------------------------------------------------
      Total debt securities                          7,234       7,258       7,111       7,045       7,064       7,089
----------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                         208         225         201         213         229         255
  Other securities                                     182         182         207         207         159         159
----------------------------------------------------------------------------------------------------------------------
      Total securities available for sale            7,624       7,665       7,519       7,465       7,452       7,503
----------------------------------------------------------------------------------------------------------------------
      Total securities held to maturity              1,039       1,044       1,092       1,095       1,177       1,172
----------------------------------------------------------------------------------------------------------------------
  Total securities                               $   8,663   $   8,709   $   8,611   $   8,560   $   8,629   $   8,675
----------------------------------------------------------------------------------------------------------------------

    The amortized cost of securities available for sale increased slightly to $7.6 billion at June 30, 1997 compared to December 31, 1996. The valuation reserve on securities available for sale declined slightly to an unrealized gain position of $41 million at June 30, 1997 from an unrealized gain position of $51 million at December 31, 1996.

Loans and Leases

---------------------------------------------------------------------------------------------------
                                                                  June 30,    March 31,   Dec. 31,
Dollars in millions                                                 1997        1997        1996
---------------------------------------------------------------------------------------------------
Commercial and industrial                                         $  30,772   $  30,267   $  29,278
Lease financing                                                       2,858       2,602       2,611
Commercial real estate:
  Construction                                                        1,046       1,023       1,074
  Interim/permanent                                                   5,059       5,126       5,379
Residential real estate                                               8,168       7,921       8,048
Consumer                                                             10,283      12,115      12,454
---------------------------------------------------------------------------------------------------
Total loans and leases                                            $  58,186(a)  $59,054   $  58,844
---------------------------------------------------------------------------------------------------

(a) Excludes $2.2 billion of indirect auto loans ($1.5 billion consumer and $.7 billion commercial) which have been reclassified to indirect auto loans held for sale due to the pending sale of this business unit.

    Excluding the aforementioned pending sale of the $2.2 billion indirect auto lending portfolio, total loans and leases increased $1.5 billion, or 5% on an annualized basis, from December 31, 1996 to $58.2 billion at June 30, 1997 due primarily to loan growth in the commercial and industrial and lease financing portfolios. Excluding the indirect auto reclassification, commercial and industrial (C&I) loans increased $2.2 billion, or 15% on an annualized basis, from December 31, 1996 to June 30, 1997 resulting from growth in corporate finance, middle-market lending and national banking. Commercial real estate
(CRE), primarily interim/permanent loans, decreased $348 million from December 31, 1996 to June 30, 1997 due to the increased structuring and syndication of several loans in the first six months of 1997 coupled with expected pay-downs.

    Outstanding residential real estate loans secured by one- to four-family residences increased $120 million to $8.2 billion at June 30, 1997 compared to $8.0 billion at December 31, 1996.

Consumer Loans

---------------------------------------------------------------------------------------------------
                                                                  June 30,    March 31,   Dec. 31,
Dollars in millions                                                 1997        1997        1996
---------------------------------------------------------------------------------------------------
Home equity                                                       $   5,070   $   4,997   $   5,072
Credit card                                                           2,823       3,050       3,227
Student loans                                                         1,174       1,301       1,255
Installment/Other                                                     1,216(a)    2,767       2,900
---------------------------------------------------------------------------------------------------
Total                                                             $  10,283   $  12,115   $  12,454
---------------------------------------------------------------------------------------------------

(a) Excludes $1.5 billion of indirect auto loans which have been reclassified to indirect auto loans held for sale due to the pending sale of this business unit.

    Consumer loans of $10.3 billion at June 30, 1997 decreased $2.2 billion when compared to a portfolio of $12.5 billion at December 31, 1996. The decrease from December 31, 1996 is principally attributed to the corporation's previously announced sale of its indirect auto lending operation, a business unit which had approximately $1.5 billion in consumer loans. In addition, credit card loans decreased $404 million due to a high level of balance pay-offs and the corporation's efforts to manage down the portfolio in 1997.

Nonperforming Assets(a)

-------------------------------------------------------------------------------------------------------------
Dollars in millions                                                 C&I        CRE      Consumer      Total
-------------------------------------------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90 days past due                          $     174  $      59   $       4   $     237
  Noncurrent                                                           142         62          57         261
OREO                                                                     4          6          23          33
-------------------------------------------------------------------------------------------------------------
Total NPAs
  June 30, 1997                                                  $     320  $     127   $      84   $     531
-------------------------------------------------------------------------------------------------------------
Total NPAs
  March 31, 1997                                                 $     344  $     164   $     196   $     704
-------------------------------------------------------------------------------------------------------------
Total NPAs
  December 31, 1996                                              $     351  $     166   $     206   $     723
-------------------------------------------------------------------------------------------------------------

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($252 million, $226 million and $247 million at June 30, 1997, March 31, 1997, and
    December 31, 1996, respectively). Included in the 90 days past due and still accruing interest were $174 million, $186 million and $192 million of consumer loans at June 30, 1997, March 31, 1997, and December 31, 1996, respectively).

    Nonperforming assets (NPAs) decreased $173 million from March 31, 1997 to $531 million at June 30, 1997. NPAs at June 30, 1997, as a percentage of total loans, leases and OREO and as a percentage of total assets were .91% and .64%, respectively, compared to 1.19% and .86%, respectively, at March 31, 1997. The significant improvement was due primarily to declining levels of nonperforming assets in all loan portfolios as a result of a $131 million transfer to assets held for disposition, the successful resolution of certain commercial real estate loans and the continuing reduction of nonperforming consumer loans.

Activity in Nonperforming Assets

----------------------------------------------------------------------------------------------------------
                                                                      2nd Qtr.     1st Qtr.     2nd Qtr.
  Dollars in millions                                                   1997         1997         1996
----------------------------------------------------------------------------------------------------------
Balance at beginning of period                                        $     704    $     723    $     553
Additions                                                                   203          172          221
  NatWest acquisition                                                        --           --          165
Reductions:
  Payments/interest applied                                                (144)         (98)         (98)
  Returned to accrual                                                       (22)         (15)         (19)
  Charge-offs/writedowns                                                    (41)         (53)         (57)
  Sales/other                                                               (38)         (25)         (20)
  NPAs reclassified as held for accelerated disposition                    (131)          --           --
----------------------------------------------------------------------------------------------------------
      Total reductions                                                     (376)        (191)        (194)
----------------------------------------------------------------------------------------------------------
  Balance at end of period                                            $     531    $     704    $     745
----------------------------------------------------------------------------------------------------------

    Nonperforming assets and related ratios do not include NPAs classified as held for sale or accelerated disposition as disclosed by loan category in the following table.

Nonperforming Assets Held for Sale or Accelerated
  Disposition

----------------------------------------------------------------------------------------------------------------
Dollars in millions                                                   C&I         CRE      Consumer      Total
----------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                        $      93   $      52   $      96   $     241
OREO                                                                      --          --           8           8
----------------------------------------------------------------------------------------------------------------
June 30, 1997                                                      $      93   $      52   $     104   $     249
----------------------------------------------------------------------------------------------------------------
March 31, 1997                                                     $      87   $     142   $      24   $     253
----------------------------------------------------------------------------------------------------------------
December 31, 1996                                                  $      93   $     147   $      25   $     265
----------------------------------------------------------------------------------------------------------------

Reserve for Credit Loss Activity

--------------------------------------------------------------------------------------------------
Six months ended June 30
Dollars in millions                                                             1997       1996
--------------------------------------------------------------------------------------------------
Balance at beginning of year                                                  $   1,488  $   1,321
Provision charged against income                                                    148         84
Loans and leases charged off                                                       (262)      (190)
Recoveries of loans and leases charged off                                           70         55
--------------------------------------------------------------------------------------------------
  Net charge-offs                                                                  (192)      (135)
Other                                                                                (1)       327
--------------------------------------------------------------------------------------------------
Balance at end of period                                                      $   1,443  $   1,597
--------------------------------------------------------------------------------------------------
Ratios of net charge-offs to average loans and leases                               .65%       .51%
--------------------------------------------------------------------------------------------------
Ratios of reserve for credit losses to period-end loans and leases                 2.48%      2.70%
--------------------------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-end NPAs                               272%       214%
--------------------------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-end non-performing loans and
  leases                                                                            290%       231%
--------------------------------------------------------------------------------------------------

    Fleet's reserve for credit losses decreased from $1,597 million at June 30, 1996 to $1,443 million at June 30, 1997. The first six months of 1997 provision for credit losses was $148 million, $64 million higher than the prior year's first six months. The increase is due to a higher provision being recorded as a result of increased net charge-offs, primarily in the credit card portfolio.

Funding Sources

---------------------------------------------------------------------------------------------------
                                                                  June 30,    March 31,   Dec. 31,
  Dollars in millions                                               1997        1997        1996
---------------------------------------------------------------------------------------------------
Deposits:
  Demand                                                          $  16,471   $  16,089   $  17,903
  Regular savings, NOW, money market                                 27,641      27,738      27,976
  Time:
      Domestic                                                       16,421      17,545      18,583
      Foreign                                                         2,696       2,767       2,609
---------------------------------------------------------------------------------------------------
Total deposits                                                       63,229      64,139      67,071
---------------------------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                                             1,440         588         488
  Securities sold under agreements to repurchase                      2,392       2,176       2,382
  Commercial paper                                                      694         660         676
  Other                                                               1,260         155          81
---------------------------------------------------------------------------------------------------
  Total short-term borrowed funds                                     5,786       3,579       3,627
---------------------------------------------------------------------------------------------------
  Long-term debt                                                      4,550       4,617       5,114
---------------------------------------------------------------------------------------------------
  Total                                                           $  73,565   $  72,335   $  75,812
---------------------------------------------------------------------------------------------------

    Total deposits decreased $3.8 billion to $63.2 billion at June 30, 1997 when compared to December 31, 1996 due primarily to deposit runoff. Demand deposits decreased $1.4 billion as a result of seasonal increases in year-end balances. Time deposits decreased $2.1 billion due to decreases in retail certificates of deposit and individual retirement accounts resulting from the corporation's efforts to maintain a low cost, yet competitive cost of deposits.

    In comparison to March 31, 1997, total deposits have decreased $910 million, or less than 2%. A $1.1 billion decline in domestic time deposits, which have been impacted by the corporation's pricing decisions, has been offset by a $382 million increase in low-cost demand deposits.

    Long-term debt decreased $564 million to $4.6 billion at June 30, 1997 when compared to December 31, 1996 due to $646 million in scheduled maturities, partially offset by $84 million of trust preferred securities issued in exchange for Series V preferred stock.

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

    The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 7.5%. The following table reflects the corporation's estimated exposure, as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in interest rates:

-------------------------------------------
 Rate Change       Estimated Exposure as a %
(Basis Points)      of Net Interest Income
-------------------------------------------
+200                           0.4%
-200                          (1.2)
-------------------------------------------

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

    The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The following table reflects the corporation's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:

-------------------------------------------
 Rate Change       Estimated Exposure as a %
(Basis Points)      of Net Interest Income
-------------------------------------------
+200                      (3.1)%
-200                      (5.3)
-------------------------------------------

    Interest-rate gap analysis provides a static view of the maturity and repricing characteristics of the on-and off-balance sheet positions. The interest-rate gap analysis is prepared by scheduling all assets, liabilities and off-balance sheet positions according to scheduled repricing or maturity. Interest-rate gap analysis can be viewed as a short-hand complement to simulation and valuation analysis.

    The corporation's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of June 30, 1997, the estimated exposure was 0.2% liability-sensitive.

Interest-Rate Gap Analysis

--------------------------------------------------------------------------------------------------------------
                                                                      Repriced Within
--------------------------------------------------------------------------------------------------------------
June 30, 1997                                 3 months    4 to 12   12 to 24    2 to 5     After 5
  Dollars in millions by repricing date        or less    months     months      years      years      Total
--------------------------------------------------------------------------------------------------------------
Total assets                                   $ 46,882  $   7,977  $   5,625  $   9,393  $  13,524  $  83,401
Total liabilities and stockholders' equity      (32,701)   (14,290)    (8,952)    (7,505)   (19,953)   (83,401)
Net off-balance sheet                            (9,181)     1,135      3,900      3,481        665
--------------------------------------------------------------------------------------------------------------
Periodic gap                                      5,000     (5,178)       573      5,369     (5,764)
Cumulative gap                                    5,000       (178)       395      5,764     --
--------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets
  at June 30, 1997                                  6.0%      (0.2)%       0.5%       6.9%
Cumulative gap as a percent of total assets
  at March 31, 1997                                 6.9%       0.7%       2.5%       8.3%
--------------------------------------------------------------------------------------------------------------

    The most significant factors affecting the interest rate risk position in the second quarter were the additions of fixed rate residential mortgage securities and loans, as well as the repurchase of common stock. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a moderately asset sensitive position.

Risk-Management Instrument Analysis

---------------------------------------------------------------------------------------------------------------------------
                                                                                                        Weighted Average
                                                                           Weighted
                                          Assets/                           Average                           Rate
June 30, 1997                  Notional   Liabilities                      Maturity        Fair      ----------------------
Dollars in millions              Value    Hedged                            (Years)        Value       Receive       Pay
---------------------------------------------------------------------------------------------------------------------------
Interest-rate swaps:
Receive fixed/pay variable     $   7,415  Variable rate loans
                                     736  Fixed rate deposits
                                     850  Escrow deposits
                                     465  Long-term debt
                                     175  Short-term borrowings
                               ---------
                                   9,641                                         2.4     $     (61)        7.09%       6.65%
---------------------------------------------------------------------------------------------------------------------------
Basis swaps                        2,729  Deposits
                                      30  Long-term debt
                               ---------
                                   2,759                                         1.7            --         5.82        5.72
---------------------------------------------------------------------------------------------------------------------------
Interest-rate
  floors-purchased                23,522  Mortgage servicing rights              3.8            40        -- (a)      -- (a)
Interest-rate caps-purchased       4,309  Mortgage servicing rights              3.4            29        -- (a)      -- (a)
Interest-rate caps-sold            4,309  Mortgage servicing rights              3.4           (90)       -- (a)      -- (a)
Call options-purchased               625  Mortgage servicing rights              0.3             1           --          --
---------------------------------------------------------------------------------------------------------------------------
Total risk-management
  instruments                  $  45,165                                         3.3     $     (81)        6.81%       6.44%
---------------------------------------------------------------------------------------------------------------------------

(a) The mortgage-banking risk-management interest-rate floors-purchased, caps-purchased and caps-sold have weighted average strike rates of 5.24%, 7.69%, and 6.41%, respectively.

    Fleet uses derivative instruments primarily to manage interest-rate risk associated with interest-earning assets and interest-bearing liabilities, as well as prepayment risk associated with the corporation's mortgage servicing portfolio, within management guidelines designed to limit risk to the corporation's earnings. At June 30, 1997, derivative instruments totaling $45.2 billion (notional amount) were being used for interest-rate and mortgage-banking risk-management purposes.

    At June 30, 1997, the corporation had net deferred income of $21.4 million relating to terminated interest-rate swaps, which is being amortized over the remaining life of the underlying interest-rate contracts of approximately 2.5 years.

    Risk-management instruments are also used to protect the value of the corporation's mortgage banking assets, particularly MSRs, which are very interest-rate sensitive due to the mortgage borrower's option to prepay the mortgage loan.

    To mitigate the prepayment risk of declining long-term interest rates, higher than expected mortgage prepayments and a potential impairment of MSRs, the corporation uses combinations of purchased interest-rate floors together with purchased and sold interest-rate caps with strike rates tied to yields on the 3-, 5-and 10-year "constant maturity" Treasury notes. Combinations of these instruments result in a net purchased option position. At June 30, 1997, the corporation had approximately $23.5 billion of purchased interest-rate floor agreements outstanding in combination with $4.3 billion of purchased and sold interest-rate cap agreements. The corporation also buys and sells call option contracts on long-term U.S. Treasury securities. These instruments, when combined, are structured such that they gain value as interest rates decline, mitigating the impairment of MSRs.

    These risk-management instruments are designated as hedges. Changes in the value are recorded as adjustments to the carrying value of the MSRs. At June 30, 1997, net hedge losses of $67.7 million have been deferred and recorded as adjustments to the carrying value of MSRs. Deferred hedge losses include $40.7 million of realized hedge losses related to the termination of certain risk management instruments. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of MSR amortization. At June 30, 1997, the carrying value and fair value of the corporation's MSRs were $1.8 billion and $2.0 billion, respectively.

Risk-Management Instrument Activity

    The risk-management instrument activity for the six months ended June 30, 1997 is summarized in the following table (all amounts are notional amounts):

Risk-Management Instrument Activity

----------------------------------------------------------------------
                                         Interest-Rate Swaps
                                --------------------------------------
Six months ended                Receive-   Pay-               Index-
Dollars in millions              Fixed     Fixed    Basis   Amortizing
----------------------------------------------------------------------
Notional amounts:
Balance at December 31, 1996    $11,055     $ 4    $ 3,823     $ 11
  Additions                         125      --         --       --
  Maturities                     (1,539)     --         --      (11)
  Terminations                       --      (4)    (1,064)      --
----------------------------------------------------------------------
Balance at June 30, 1997        $ 9,641     $--    $ 2,759     $ --
----------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                  Interest-Rate Options
                                ----------------------------------------------------------
                                                                         Call       Call
Six months ended                        Floors       Caps       Caps    Options    Options
Dollars in millions             Other  Purchased   Purchased    Sold   Purchased    Sold      Total
----------------------------------------------------------------------------------------------------
Notional amounts:
Balance at December 31, 1996    $112    $15,911     $2,515     $2,515   $ 1,276     $ 225    $37,447
  Additions                       --      7,611      2,441      2,441     1,385        --     14,003
  Maturities                    (112 )       --         --         --      (700)       --     (2,362)
  Terminations                    --         --       (647)      (647)   (1,336)     (225)    (3,923)
-----------------------------------------------------------------------------------------------------
Balance at June 30, 1997        $ --    $23,522     $4,309     $4,309   $   625     $  --    $45,165
-----------------------------------------------------------------------------------------------------

    During the first half of 1997 there was a net increase of approximately $7.7 billion of risk-management instruments as the corporation expanded its hedge program for mortgage servicing rights in anticipation of a lower-rate environment causing increase prepayments.

    The maturities of the risk-management instruments are shown in the following table:

Maturities of the Risk-Management Instruments

-------------------------------------------------------------------------------------------------------------------
June 30, 1997                              1 to 2       2 to 3       3 to 4       4 to 5       After 5
Dollars in millions       Within 1 Year     Years        Years        Years        Years        Years       Total
-------------------------------------------------------------------------------------------------------------------
Notional amounts:
Interest rate swaps
  Receive-fixed             $   1,595     $   3,900    $   1,846    $     460    $   1,175    $     665   $   9,641
  Basis                            30         2,729           --           --           --           --       2,759
Interest-rate floors-
  purchased                        --            --        3,977        7,345       11,700          500      23,522
Interest-rate caps-
  purchased                        --            --        1,505        2,136          668           --       4,309
Interest-rate caps-sold            --            --        1,505        2,136          668           --       4,309
Call options-purchased            625            --           --           --           --           --         625
-------------------------------------------------------------------------------------------------------------------
Total risk-management
  instruments               $   2,250     $   6,629    $   8,833    $  12,077    $  14,211    $   1,165   $  45,165
-------------------------------------------------------------------------------------------------------------------

Liquidity Risk

    Liquidity risk-management's objective is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature and the ability to fund new and existing loan commitments and to take advantage of business opportunities. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, committed lines of credit and access to capital markets. Increasingly, liquidity is enhanced through the securitization of consumer asset receivables. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends. ALCO is responsible for implementing the Board's policies and guidelines governing liquidity.

    The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the national and international capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $4 billion bank-note program.

    At June 30, 1997 and December 31, 1996, the corporation had commercial paper outstanding of $694 million and $676 million, respectively. The corporation has backup lines of credit to ensure that funding is not interrupted if commercial paper is not available. The total amounts of funds available under these agreements was $1.0 billion at June 30, 1997, with no outstanding balance under these lines of credit. Fleet has shelf registration statements that provide for the issuance of common and preferred stock, senior or subordinated debt securities and other securities with total amounts of funds available of approximately $963.4 million at June 30, 1997.

CAPITAL

------------------------------------------------------------------------------------------------
                                                          June 30,      March 31,     June 30,
Dollars in millions                                         1997          1997          1996
------------------------------------------------------------------------------------------------
Risk-adjusted assets                                      $  80,334     $  77,970     $  80,351
Tier 1 risk-based capital
  (4% minimum)                                                 7.21%         7.54%         6.85%
Total risk-based capital
  (8% minimum)                                                10.80         11.26         10.60
Leverage ratio
  (4% minimum)                                                 7.19          7.22          6.59
Common equity-to-assets                                        7.41          7.62          6.98
Total equity-to-assets                                         8.42          8.69          8.12
Tangible common equity-to-assets                               5.59          5.70          5.06
Tangible total equity-to-assets                                6.61          6.79          6.22
------------------------------------------------------------------------------------------------

    At June 30, 1997, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk based capital ratios were 7.21 percent and 10.80 percent, respectively, compared with 7.54 percent and 11.26 percent, respectively, at March 31, 1997. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.19 percent at June 30, 1997 compared with 7.22 percent at March 31, 1997. The corporation's ratios decreased when compared to December 31, 1996 due to the repurchase of 11.9 million common shares during the first half of 1997. These shares were repurchased as part of the corporation's capital management program announced in January, 1997.

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

    For the quarter ended June 30, 1997, basic and diluted EPS, as calculated under the new statement, are $1.23 and $1.19, respectively, compared to the reported EPS of $1.19 for both fully diluted and primary earnings per share.

    Also in February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The corporation's disclosures currently comply with the provisions of this statement.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance.

    This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

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

PART II. OTHER INFORMATION

PART II. ITEM 1. LEGAL PROCEEDINGS

    One of the corporation's banking subsidiaries, which served as indenture trustee for certain health care receivable-backed bonds issued by certain special-purpose subsidiaries of Towers Financial Corporation and another defendant, was named in a lawsuit in federal court in Manhattan by purchasers of the bonds. Fleet agreed to settle this action for $30 million which was confirmed by the court on May 28, 1997. Of this amount, $10 million was paid by Fleet's insurance carrier, $3.4 million was paid from receivables previously collected and placed in escrow for such purpose and $16.6 million was paid by the corporation on July 14, 1997. As a result of this settlement, Fleet was released of all liability on these claims.

PART II. ITEM 6.

    (a) Exhibit Index

                                                                                                                  Page of
      Exhibit                                                                                                      this
      Number                                                                                                       Report
      -------                                                                                                   -----------
          4       Instruments defining the right of security holders, including debentures                            *
         10(a)**  Form of Change of Control Agreement (incorporated by reference to form of Change of Control Agreement included in Exhibit 10(a) of Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31, 1995);
                  Schedule of Persons who have entered into such contracts.
         10(b)**  Letter Agreement dated April 16, 1997 between Registrant and Gunnar S.
                  Overstrom, Jr. amending Employment Agreement and Change of Control
                  Agreement, each dated February 20, 1995.
         10(c)**  Amendment One to Supplemental Executive Retirement Plan.
         11       Statement re-computation of per share earnings
         12       Statement re-computation of ratios
         27       Financial data schedule

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

**  Management contract, or compensatory plan or arrangement.

    (b) Two Form 8-K's were filed during the period from April 1, 1997 to the date of the filing of this report.

        -- Current Report on Form 8-K dated April 16, 1997 announcing first quarter earnings.

        -- Current Report on Form 8-K dated July 16, 1997 announcing second quarter earnings.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Fleet Financial Group, Inc.
                  ---------------------------------------------
                                 (Registrant)





                               /S/ Eugene M. McQuade
                     -----------------------------------------
                                  Eugene M. McQuade
                                    Vice Chairman
                               Chief Financial Officer




                               /s/ Robert C. Lamb, Jr.
                       -----------------------------------------
                                   Robert C. Lamb, Jr.
                                       Controller
                               Chief Accounting Officer







DATE: August 14, 1997