Form 10-Q
period 1997-09-30
FLEET FINANCIAL GROUP INC
filed 1997-11-14
CIK 50341

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549
                                  _________________

                                      FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                             YES   X          NO
                                 _____          _____


The number of shares of common stock of the Registrant outstanding as of October 31, 1997 was 250,218,766.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        FLEET FINANCIAL GROUP, INC.
              FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1997
           TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                PAGE
                                                                ----

PART I. ITEM 1. FINANCIAL INFORMATION
  Consolidated Statements of Income
    Three Months Ended September 30, 1997 and 1996                 3
    Nine Months Ended September 30, 1997 and 1996                  4

  Consolidated Balance Sheets
    September 30, 1997 and December 31, 1996                       5

  Consolidated Statements of Changes in Stockholders' Equity
    Nine Months Ended September 30, 1997 and 1996                   6

  Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1997 and 1996                   7

  Condensed Notes to Consolidated Financial Statements              8

PART I. ITEM 2.
  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             9

PART II. OTHER INFORMATION                                         23

SIGNATURES                                                         24

EXHIBITS                                                           25

                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                             1997           1996
-----------------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                                $       1,331  $       1,349
Interest on securities                                                                         145            190
-----------------------------------------------------------------------------------------------------------------
   Total interest income                                                                     1,476          1,539
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                                     410            467
  Short-term borrowings                                                                         68             57
  Long-term debt                                                                                82             91
-----------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                      560            615
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                            916            924
-----------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                                     85             65
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                          831            859
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges, fees and commissions                                                        159            153
  Investment services revenue                                                                  104             93
  Mortgage banking revenue, net                                                                 66             96
  Venture capital revenue                                                                       29             41
  Student loan servicing fees                                                                   24             23
  Securities gains                                                                               4             --
  Other                                                                                        128             99
-----------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                    514            505
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                                           384            425
  Occupancy                                                                                     70             74
  Equipment                                                                                     70             71
  Intangible asset amortization                                                                 41             40
  Marketing                                                                                     31             26
  Legal and other professional                                                                  20             34
  Other                                                                                        175            191
-----------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                   791            861
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                     554            503
Applicable income taxes                                                                        225            208
-----------------------------------------------------------------------------------------------------------------
Net income                                                                           $         329  $         295
-----------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                               $         313  $         273
-----------------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding                               260,002,510    268,812,396
Fully diluted earnings per share                                                     $        1.20  $        1.02
Dividends declared                                                                   $         .45  $         .43
-----------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                             1997           1996
-----------------------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                                                $       3,925  $       3,776
Interest on securities                                                                         440            577
-----------------------------------------------------------------------------------------------------------------
   Total interest income                                                                     4,365          4,353
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                                                   1,233          1,299
  Short-term borrowings                                                                        163            251
  Long-term debt                                                                               253            300
-----------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                    1,649          1,850
-----------------------------------------------------------------------------------------------------------------
Net interest income                                                                          2,716          2,503
-----------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                                    233            148
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                        2,483          2,355
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Service charges, fees and commissions                                                        475            391
  Investment services revenue                                                                  310            274
  Mortgage banking revenue, net                                                                260            264
  Student loan servicing fees                                                                   76             67
  Venture capital revenue                                                                       57             94
  Securities gains                                                                              22             38
  Net gains on sales of business units                                                         175             --
  Gain from branch divestiture                                                                  --             92
  Other                                                                                        355            264
-----------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                   1,730          1,484
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                                         1,215          1,184
  Occupancy                                                                                    212            210
  Equipment                                                                                    207            196
  Intangible asset amortization                                                                120             96
  Legal and other professional                                                                  82             92
  Marketing                                                                                     69             72
  Other                                                                                        679            566
-----------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                                 2,584          2,416
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                   1,629          1,423
Applicable income taxes                                                                        661            587
-----------------------------------------------------------------------------------------------------------------
Net income                                                                           $         968  $         836
-----------------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                               $         919  $         783
-----------------------------------------------------------------------------------------------------------------
Fully diluted weighted average common shares outstanding                               264,022,822    269,259,878
Fully diluted earnings per share                                                     $        3.48  $        2.91
Dividends declared                                                                   $        1.35  $        1.29
-----------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                      SEPTEMBER 30,  DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                                                 1997           1996
-----------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                                      $   5,192     $    7,243
Federal funds sold and securities purchased under agreements to resell                      1,371          1,772
Securities available for sale                                                               7,511          7,503
Securities held to maturity (market value: $1,264 and $1,172)                               1,259          1,177
Loans and leases                                                                           59,264         58,844
Reserve for credit losses                                                                  (1,432)        (1,488)
Net loans and leases                                                                       57,832         57,356
Mortgage servicing rights                                                                   1,800          1,566
Mortgages held for resale                                                                   1,396          1,560
Premises and equipment                                                                      1,252          1,347
Intangible assets                                                                           1,704          1,699
Other assets                                                                                4,258          4,295
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                            $  83,575     $   85,518
-----------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Demand                                                                                $  15,821     $   17,903
  Regular savings, NOW, money market                                                       27,569         27,976
  Time                                                                                     19,517         21,192
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                                                         62,907         67,071
-----------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                  2,575          2,871
Other short-term borrowings                                                                 3,949            756
Accrued expenses and other liabilities                                                      2,498          2,291
Long-term debt                                                                              4,459          5,114
-----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                      76,388         78,103
-----------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                                               835            953
Common stock (shares issued: 263,239,019 in 1997 and 263,395,054 in 1996; shares
  outstanding: 249,872,588 in 1997 and 261,992,124 in 1996)                                     3              3
Common surplus                                                                              3,112          3,145
Retained earnings                                                                           3,919          3,342
Net unrealized gain on securities available for sale                                           71             31
Treasury stock, at cost (13,366,431 shares in 1997 and 1,402,930 shares in 1996)             (753)           (59)
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              7,187          7,415
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                              $  83,575     $   85,518
-----------------------------------------------------------------------------------------------------------------

    See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                NET
                                                                                             UNREALIZED
                                                        COMMON                               GAIN(LOSS)
NINE MONTHS ENDED SEPTEMBER 30                          STOCK AT                            ON SECURITIES
DOLLARS IN MILLIONS,                      PREFERRED     $.01       COMMON     RETAINED        AVAILABLE       TREASURY
EXCEPT SHARE AMOUNTS                        STOCK        PAR       SURPLUS    EARNINGS        FOR SALE          STOCK      TOTAL

---------------------------------------------------------------------------------------------------------------------------------
1996
-----
Balance at December 31, 1995              $  399         $3        $3,149      $2,768            $52             $(6)      $6,365
Net income                                                                        836                                         836
Cash dividends declared on commonstock
 ($1.29 per share)                                                               (339)                                       (339)
Cash dividends declared on preferred
 stock                                                                            (51)                                        (51)
Issuance of preferred stock, net
 of issuance cost                            650                      (15)                                                    635
Redemption of preferred stock                (50)                                  (3)                                        (53)
Common stock issued in connection with:
  Employee benefit and stock
    option plans                                                       36         (21)                            28           43
  Warrants                                                             15                                                      15
Adjustment of valuation reserve for
 securities available for sale                                                                   (69)                         (69)
Treasury stock purchased                                                                                         (69)         (69)
Other, net                                     2                      (43)         (4)                            --          (45)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996             $1,001         $3        $3,142      $3,186           $(17)           $(47)      $7,268
-----------------------------------------------------------------------------------------------------------------------------------

1997
-----
Balance at December 31, 1996              $  953         $3        $3,145      $3,342           $ 31            $(59)      $7,415
Net income                                                                        968                                         968
Cash dividends declared on commonstock
 ($1.35 per share)                                                               (343)                                       (343)
Cash dividends declared on preferred
 stock                                                                            (49)                                        (49)
Redemption of preferred stock                (34)                                                                             (34)
Common stock issued in connection with
  employee benefit and stock
  option plans                                                        (31)          1                             94           64
Treasury stock purchased                                                                                        (788)        (788)
Adjustment of valuation reserve for
 securities available for sale                                                                    40                           40
Exchange of Series V preferred stock
 for trust preferred securities              (84)                                                                             (84)
Other, net                                                              (2)                                                    (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997               $835         $3         $3,112     $3,919            $71           $(753)      $7,187
-----------------------------------------------------------------------------------------------------------------------------------

    See accompanying Condensed Notes to Consolidated Financial Statements.

                          FLEET FINANCIAL GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS                                                                1997       1996
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                      $    968     $  836
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                            158        144
  Amortization of mortgage servicing rights and other intangible assets              299        235
  Provision for credit losses                                                        233        148
  Deferred income tax expense                                                        225        202
  Securities gains                                                                   (22)       (38)
  Gain from branch divestitures                                                       --        (92)
  Net gain on sale of business units                                                (175)        --
Originations and purchases of mortgages held for resale                          (11,406)   (14,621)
Proceeds from sales of mortgages held for resale                                  11,134     15,891
Increase in accrued receivables, net                                                 (59)      (448)
Increase (decrease) in accrued liabilities, net                                      228       (176)
Other, net                                                                          (391)       799
---------------------------------------------------------------------------------------------------
  Net cash flow provided by operating activities                                   1,192      2,880
---------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                        (2,140)    (5,210)
Proceeds from maturities of securities available for sale                            660      3,870
Proceeds from sales of securities available for sale                               1,618     13,037
Purchases of securities held to maturity                                          (1,240)    (1,093)
Proceeds from maturities of securities held to maturity                            1,123        672
Loans made to customers, nonbanking subsidiaries                                  (1,660)    (1,125)
Principal collected on loans made to customers, nonbanking subsidiaries              989        746
Proceeds from the sale of subsidiary                                                  --      1,344
Net (increase) decrease in loans and leases, banking subsidiaries                 (2,320)       857
Net cash and cash equivalents received for businesses acquired                        --      2,386
Net cash received from divestiture of loans                                           --      1,773
Net cash received from sale of business units                                      2,719         --
Purchases of premises and equipment                                                 (115)      (113)
Purchases of mortgage servicing rights                                              (204)      (171)
---------------------------------------------------------------------------------------------------
  Net cash flow (used) provided by investing activities                             (570)    16,973
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                          (4,164)    (5,659)
Divestiture of deposits                                                               --     (2,349)
Net increase (decrease) in short-term borrowings                                   2,897     (8,614)
Proceeds from issuance of long-term debt                                             189        446
Repayments of long-term debt                                                        (844)    (2,048)
Proceeds from the issuance of common stock                                            64         58
Proceeds from the issuance of preferred stock                                         --        635
Redemption and repurchase of common and preferred stock                             (822)      (122)
Cash dividends paid                                                                 (394)      (367)
---------------------------------------------------------------------------------------------------
  Net cash flow used by financing activities                                      (3,074)   (18,020)
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                              (2,452)     1,833
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                               9,015      4,566
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                   $ 6,563    $ 6,399
---------------------------------------------------------------------------------------------------

         See accompanying condensed notes to consolidated financial statements

                          FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


NOTE 1. FINANCIAL STATEMENTS

    The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet, FFG, or corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1996. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the nine months ended September 30, 1997 may not be indicative of operating results for the year ending December 31, 1997. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

    On January 1, 1997, the corporation adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

    This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, and derecognize financial assets when control has been surrendered. The adoption of this statement has not had a material impact on the corporation or its results of operations.

NOTE 3. ACQUISITIONS

    During the third quarter of 1997, the corporation entered into definitive agreements to acquire Quick & Reilly, the third largest national discount brokerage firm, and Columbia Management Company, an institutional asset management firm with approximately $22 billion of assets under management. The Columbia acquisition is expected to close either late in the fourth quarter of 1997 or early in the first quarter of 1998 under the purchase method of accounting. The Quick & Reilly acquisition is expected to close during the first quarter of 1998 under the pooling of interests method of accounting.

    During the fourth quarter of 1997, the corporation entered into a definitive agreement to acquire the credit card operations of Advanta Corporation. The Advanta acquisition will provide approximately $11.5 billion of managed credit card receivables and is expected to close during the first quarter of 1998 under the purchase method of accounting.

NOTE 4. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash-Flow Disclosure
------------------------------------------------------------------------------

Nine months ended September 30
Dollars in millions                                 1997           1996
-----------------------------------------------------------------------------
Supplemental disclosure for cash paid
  during the period for:
    Interest expense                                $1,744         $1,808
    Income taxes, net of refunds                       184            255
------------------------------------------------------------------------------
Supplemental disclosure of noncash
  investing and financing activities:
    Transfer of loans to foreclosed property
      and repossessed equipment                         23             15
    Securitization of residential loans                 --          1,998
    Exchange of Series V preferred stock
      for trust preferred securities                    84             --
    Adjustment to unrealized gain (loss) on
      securities available for sale                     40            (69)
    Retirement of common stock                          --             34
------------------------------------------------------------------------------
Assets acquired and liabilities assumed in
  business combinations were as follows:
    Assets acquired, net of cash and cash
      equivalents received                              --         17,848
    Net cash and cash equivalents received              --          2,386
    Liabilities assumed                                 --         20,234
------------------------------------------------------------------------------
Divestitures:
    Assets sold                                      2,552          1,773
    Net cash received/(paid) for divestitures        2,719           (484)
    Liabilities sold                                    24          2,349
------------------------------------------------------------------------------

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

-------------------------------------------------------------------------------------
                                      Three months               Nine months
Dollars in millions,                 ended Sept. 30            ended Sept. 30
except per share data              1997         1996          1997        1996
-------------------------------------------------------------------------------------
Earnings
Net income                       $   329       $   295       $   968      $   836
Net interest income (FTE)(a)         926           934         2,744        2,529
-------------------------------------------------------------------------------------
Per Common Share
Fully diluted earnings           $  1.20       $  1.02       $  3.48      $  2.91
Cash dividends declared              .45           .43          1.35         1.29
Book value                         25.42         23.90         25.42        23.90
-------------------------------------------------------------------------------------
Operation Ratios
Return on average Assets            1.60 %        1.35 %        1.58 %       1.36 %
Return on common  Equity           19.89         17.83         19.65        17.34
Efficiency ratio                   54.9          59.9          56.5         60.2
Equity to assets (period-end)       8.60          8.34          8.60         8.34
-------------------------------------------------------------------------------------
At September 30
Total assets                     $83,575       $87,194       $83,575      $87,194
Stockholders' equity               7,187         7,268         7,187        7,268
Nonperforming Assets(b)              479           759           479          759
-------------------------------------------------------------------------------------

(a) The FTE adjustment included in net interest income was $10 million and $10 million for the three months ended and $28 million and $26 million for the nine months ended September 30, 1997 and 1996, respectively.

(b) Nonperforming assets and related ratios at September 30, 1997 and 1996 do not include $172 million and $287 million, respectively, of nonperforming assets classified as held for sale or accelerated disposition.

     Fleet reported net income of $329 million, or $1.20 per fully diluted share, for the quarter ended September 30, 1997, compared to $295 million, or $1.02 per fully diluted share, in the third quarter of 1996, an increase of 18%. Return on average assets (ROA) and return on common equity (ROE) improved to 1.60% and 19.89%, respectively, for the third quarter of 1997, from 1.35% and 17.83%, respectively, for the third quarter of 1996. Net income for the first nine months of 1997 was $968 million, an increase of $132 million from the first nine months of 1996. Earnings per share were $3.48 for the first nine months compared with $2.91 earned in the first nine months of 1996. ROA and ROE for the first nine months of 1997 were 1.58% and 19.65%, respectively, compared with 1.36% and 17.34%, respectively, for the first nine months of 1996.

     During the third quarter of 1997, the corporation entered into definitive agreements to acquire Quick & Reilly, the third largest national discount brokerage firm, and Columbia Management Company, an institutional asset management firm with approximately $22 billion of assets under management. The Columbia acquisition is expected to close either late in the fourth quarter of 1997 or early in the first quarter of 1998 under the purchase method of accounting, while the Quick & Reilly acquisition is expected to close during the first quarter of 1998 under the pooling of interests method of accounting.

     During the fourth quarter of 1997, the corporation entered into a definitive agreement to acquire the credit card operations of Advanta Corporation. The Advanta acquisition will provide approximately $11.5 billion of managed credit card receivables and is expected to close during the first quarter of 1998 under the purchase method of accounting.

     The corporation has experienced growth in its core revenue categories, including investment services revenue and service charges, fees and commissions over the prior year's third quarter. Continuing declining levels of expenses are primarily attributable to the successful integration of the NatWest ("NatWest") and Shawmut acquisitions which positively impacted the third quarter.

     During the quarter, the corporation repurchased 1.4 million shares of common stock, bringing the 1997 shares repurchased to 13.3 million. As part of the acquisition of Quick & Reilly, the Board of Directors rescinded its prior authority granted in January of 1997 to repurchase up to 20 million shares of its common stock effective immediately prior to completion of the acquisition. In the event that the acquisition is not completed, the authority to repurchase such shares will remain in full force and effect.

INCOME STATEMENT ANALYSIS

Net Interest Income

------------------------------------------------------------------------------------
                                      Three months               Nine months
FTE Basis                            ended Sept. 30            ended Sept. 30
Dollars in millions                1997         1996          1997        1996
------------------------------------------------------------------------------------
Interest income                   $1,476       $1,539        $4,365      $4,353
Tax-equivalent adjustment             10           10            28          26
Interest expense                     560          615         1,649       1,850
------------------------------------------------------------------------------------
Net interest income                 $926       $  934        $2,744      $2,529
------------------------------------------------------------------------------------

     Net interest income on a fully taxable equivalent basis totaled $926 million for the quarter ended September 30, 1997, compared to $934 million for the same period in 1996. Net interest income was negatively impacted by $9 million compared to the third quarter of 1996 relating to the sales of both Option One, the corporation's nonconforming mortgage banking subsidiary, and the corporation's indirect auto lending business. The sale of Option One was completed in the second quarter of 1997 and the sale of the indirect auto business was completed in the third quarter of 1997. Excluding the impact of these divested businesses, net interest income increased slightly compared to the third quarter of 1996.

          PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Interest Margin and Interest-Rate Spread
----------------------------------------------
Three months ended Sept. 30          1997                        1996
-----------------------------------------------------------------------------
FTE Basis                    Average                     Average
Dollars in millions          Balance        Rate         Balance        Rate
-----------------------------------------------------------------------------
Securities                   $ 8,690        6.78%        $11,838        6.58%
Loans and leases              58,087        8.72          59,536        8.66
Mortgages held for sale        1,222        7.47           1,676        8.16
Other                          2,434        6.58           1,247        7.65
-----------------------------------------------------------------------------
Total interest-earning
  assets                      70,433        8.38          74,297        8.30
-----------------------------------------------------------------------------
Deposits                      47,020        3.46          50,759        3.66
Short-term borrowings          5,315        5.03           4,512        5.04
Long-term debt                 4,487        7.42           5,063        7.18
-----------------------------------------------------------------------------
Interest-bearing
  liabilities                 56,822        3.91          60,334        4.06
-----------------------------------------------------------------------------
Interest-rate spread                        4.47                        4.24
Interest-free sources
  of funds                    13,611                      13,963
-----------------------------------------------------------------------------
Total sources of funds       $70,433        3.15%        $74,297        3.29%
-----------------------------------------------------------------------------
Net interest margin                         5.23%                       5.01%
-----------------------------------------------------------------------------

     The corporation's net interest margin for the third quarter of 1997 was 5.23%, an increase of 22 basis points from the third quarter of 1996. The increase in net interest margin is primarily attributable to an increase in the yield on loans and securities and a corresponding decrease in the cost of deposits.

     When compared with the third quarter of 1996, excluding $2,170 million of indirect auto loans that were sold in the third quarter, average loans and leases increased $721 million to $58.1 billion for the third quarter of 1997 due to loan growth in the commercial, leasing and residential portfolios.

     Other average interest earning assets increased $1.2 billion from the third quarter of 1996 to $2.4 billion in the third quarter of 1997 primarily resulting from the reclassification of the aforementioned indirect auto loans.

     Average interest-bearing deposits decreased $3.7 billion to $47 billion in the third quarter of 1997 compared to the third quarter of 1996. The net interest rate paid on average deposits declined to 3.46% for the third quarter of 1997 compared to 3.66% for the same period of 1996. The decrease in the cost of deposits reflects a more advantageous mix of deposits, as lower cost savings deposits currently represent a higher percentage of total interest-bearing deposits compared to the third quarter of 1996.

     The $803 million increase in average short-term borrowings is attributable to an increase in treasury, tax and loan borrowings as the corporation utilized this favorably priced funding vehicle to replace deposit outflows, principally retail time deposits.

     The $576 million decrease in average long-term debt and 24 basis point increase in the funding rate was due to scheduled maturities of lower-rate instruments and the issuance of higher-rate instruments, which includes the trust preferred securities issued by the corporation's trust subsidiary.

     The contribution to the net interest margin of interest-free sources of funds during the third quarter of 1997 remained consistent with the third quarter of 1996 at 76 basis points and 77 basis points, respectively.


Noninterest Income
-----------------------------------------------------------------------------
                                              Three months       Nine months
                                             ended Sept. 30    ended Sept. 30
Dollars in millions                           1997   1996       1997    1996
-----------------------------------------------------------------------------
Service charges, fees and Commissions         $159   $153     $  475   $  391
Investment services revenue                    104     93        310      274
Mortgage banking revenues, net                  66     96        260      264
Venture capital revenue                         29     41         57       94
Student loan servicing fees                     24     23         76       67
Securities gains                                 4     --         22       38
Gain from branch divestitures                   --     --         --       92
Other noninterest income                       128     99        355      264
-----------------------------------------------------------------------------
Total noninterest income before net gains
  on sales of business units                   514    505      1,555    1,484
Net gains on sales of business units            --     --        175       --
-----------------------------------------------------------------------------
Total noninterest income                      $514   $505     $1,730   $1,484
-----------------------------------------------------------------------------

     Total noninterest income for the third quarter of 1997 totaled $514 million compared to $505 million for the same period of 1996. Excluding the $21 million related to divested businesses in the third quarter of 1996, noninterest income increased by $30 million, or 6%, over the third quarter of 1996. Increases were noted in several core revenue categories including investment services revenue and service charges, fees and commissions, as well as increases in corporate finance fees.


Service Charges, Fees and Commissions
-----------------------------------------------------------------------------
                                              Three months       Nine months
                                             ended Sept. 30    ended Sept. 30
Dollars in millions                           1997   1996       1997    1996
-----------------------------------------------------------------------------
Cash management fees                          $ 51   $ 48     $  152   $  132
Service charges on deposits                     33     34         99       80
Return check charges                            30     32         97       78
Electronic banking fees                         28     21         69       51
Other                                           17     18         58       50
-----------------------------------------------------------------------------
Total service charges, fees and commissions   $159   $153     $  475   $  391
-----------------------------------------------------------------------------

          PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Service charges, fees and commissions totaled $159 million for the third quarter of 1997 as increases were realized in cash management fees, as well as electronic banking fees due to the adoption of convenience charges in certain markets.


Mortgage Banking Revenue, Net
------------------------------------------------------------------------------
                                          Three months         Nine months
                                         ended Sept. 30       ended Sept. 30
Dollars in millions                      1997        1996     1997    1996
------------------------------------------------------------------------------
Net loan servicing revenue               $112       $98       $337     $283
Mortgage production revenue                18        34         92      102
Gains on sales of mortgage servicing       --        14         10       18
Mortgage servicing rights amortization    (64)      (50)      (179)    (139)
------------------------------------------------------------------------------
Total mortgage banking revenue, net      $ 66       $96       $260     $264
------------------------------------------------------------------------------

     Net mortgage banking revenue of $66 million in the third quarter of 1997 decreased $30 million from the same period of 1996. The principal cause of the decrease was the sale of Option One during the second quarter of 1997 which contributed $13 million of mortgage banking revenue, principally mortgage production revenue, during the third quarter of 1996. Additionally, there were no gains on the sales of mortgage servicing during the third quarter of 1997, while $14 million of gains were realized in the third quarter of 1996. Loan servicing revenue represents fees received for servicing residential mortgage loans. The $14 million, or 14%, increase in loan servicing revenue is attributable to the corporation receiving a higher servicing spread on mortgage servicing acquired primarily in 1997.

     Mortgage servicing rights (MSR) amortization increased $14 million to $64 million for the third quarter of 1997 as compared to $50 million for the same period of 1996. The level of amortization increased due to a slight increase in prepayments resulting from a decline in mortgage interest rates, coupled with a higher level of amortization of recently purchased mortgage servicing rights with a higher servicing spread. At September 30, 1997, the carrying value and fair value of the corporation's MSRs were $1.8 billion and $2.0 billion, respectively.


Investment Services Revenue
------------------------------------------------------------------------------
                                      Three months          Nine months
                                     ended Sept. 30        ended Sept. 30
Dollars in millions                  1997         1996        1997      1996
------------------------------------------------------------------------------
Private clients group                $52          $44         $149       $133
Retirement plan services              16           13           47         43
Retail investments                    16           12           47         34
Not-for-profit institutional
 services                             12           10           35         30
Corporate trust                       --            4            7         12
Other                                  8           10           25         22
------------------------------------------------------------------------------
Total investment services revenue   $104          $93         $310       $274
------------------------------------------------------------------------------

     Investment services revenue increased 12% in the third quarter of 1997 to $104 million compared to $93 million in the third quarter of 1996. The increase was due to continued strong sales of mutual funds and annuity products and an increase in the overall amount and value of assets under management and administration resulting from a strong equity market. Assets under management increased from $45 billion at September 30, 1996 to $55 billion at September 30, 1997. The increase in revenue was partially offset by the sale of the corporate trust unit during the second quarter of 1997 which generated $4 million of revenue during the third quarter of 1996.

     Student loan servicing fees remained consistent with the prior year period at AFSA Data Corporation (AFSA), the corporation's student loan servicing subsidiary. AFSA services 5.1 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $30 billion in loans serviced.

     Venture capital revenue decreased $12 million to $29 million for the quarter ended September 30, 1997 when compared to the same quarter of 1996. The investments of Fleet Private Equity, the corporation's venture capital business, did not experience the same level of appreciation when compared with the third quarter of 1996. The corporation's ability to continue to experience increases in the value of these investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

         PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Other noninterest income increased $29 million to $128 million due primarily to higher corporate finance fees and trading and foreign exchange gains. Corporate finance fees of $21 million have grown nearly seven times from the third quarter of 1996 level as a result of serving in an advisory capacity in the restructuring, recapitalization and private placements in a number of transactions.


Noninterest Expense
-------------------------------------------------------------------------------------------
                                               Three months            Nine months
                                              ended Sept. 30          ended Sept. 30
Dollars in millions                           1997      1996          1997      1996
-------------------------------------------------------------------------------------------
Employee compensation and benefits            $384      $425        $1,215    $1,184
Occupancy                                       70        74           212       210
Equipment                                       70        71           207       196
Intangible asset amortization                   41        40           120        96
Marketing                                       31        26            69        72
Legal and other professional                    20        34            82        92
Telephone                                       19        21            58        60
Printing and mailing                            18        21            55        54
Other                                          138       149           566       452
-------------------------------------------------------------------------------------------
Total noninterest expense                     $791      $861        $2,584    $2,416
-------------------------------------------------------------------------------------------

     Total noninterest expense for the third quarter of 1997 totaled $791 million compared to $861 million for the same period of 1996. The decrease of $70 million over the third quarter of 1996 was due primarily to expense reductions in nearly all categories resulting from the integrations of NatWest and Shawmut, as well as the impact of divested businesses. As a result of declining levels of noninterest expense from cost containment initiatives and revenue growth, the corporation's efficiency ratio improved from 59.9% to 54.9% from the third quarter of 1996 to the third quarter of 1997.

     Employee compensation and benefits decreased $41 million compared with the third quarter of 1996 level due to a decline of over 5,000 full-time equivalent employees over the period.

     Legal and other professional fees declined $14 million to $20 million in the third quarter of 1997 from $34 million in the third quarter of 1996 as the third quarter of 1996 included a high level of professional fees related to the acquisition of NatWest.

     Marketing expense increased $5 million over the prior year quarter due to increased marketing initiatives as the corporation initiated a new corporate branding campaign in the metropolitan New York area.

     Intangible asset amortization remained consistent in the third quarter of 1997 when compared to the third quarter of 1996. Additional goodwill of approximately $117 million was recorded in the third quarter of 1997 related to the NatWest acquisition. The contingent earnout provision stipulates that additional payments be made annually based upon the attainment of specified earnings levels from the NatWest franchise, not to exceed $560 million during an eight-year period beginning in 1997.

     During the quarter, the corporation incurred $3 million of expenses relating to Year 2000 projects as the corporation continues the process of updating its computer application systems in preparation for Year 2000. The corporation will continue to incur charges related to this project over the next several years.

     In connection with the NatWest acquisition, the corporation recorded a restructuring liability of $250 million during the second quarter of 1996. This liability was supplemented with an additional $22 million severance reserve during the second quarter of 1997, resulting from the refinement of previous estimates. The following table presents a summary of activity with respect to the corporation's merger-related charges pertaining to NatWest, as well as the Shawmut related restructuring liability for the nine months ended September 30, 1997.


Merger and Restructuring-Related Liabilities
-------------------------------------------------------------------------------------------
Nine Months Ended
September 30, 1997
Dollars in millions                                 Shawmut        NatWest        Total
-------------------------------------------------------------------------------------------
Balance at December 31, 1996                         $158           $ 89          $247
Cash outlays                                         (112)           (59)         (171)
Severance charge                                       --             22            22
-------------------------------------------------------------------------------------------
Balance at September 30, 1997                        $ 46           $ 52          $ 98
-------------------------------------------------------------------------------------------

     The cash outlays made during the first nine months of 1997 relate primarily to severance costs. The corporation's liquidity has not been significantly affected by these cash outlays and future cash outlays are not anticipated to significantly impact the corporation's liquidity. During the first nine months of 1997, $9 million of incremental costs have been incurred relating to the NatWest acquisition and have been expensed. It is anticipated that approximately $2 million of additional incremental costs will be incurred in 1997.

Income Taxes

     For the third quarter of 1997, the corporation recognized income tax expense of $225 million, an effective tax rate of 40.6%. Tax expense for the same period of 1996 was $208 million, an effective tax rate of 41.3%

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lines of Business

    The financial performance of the corporation is monitored by an internal profitability system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: Consumer Banking, Commercial Financial Services, Investment Services, Financial Services, Mortgage Banking/Venture Capital, Treasury and All Other.

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


Selected Financial Highlights by Lines of Business
----------------------------------------------------------------------------------------------------------------------------------
                                                 Commercial                           Mortgage
                                    Consumer     Financial    Investment  Financial   Bkg/Venture
Dollars in millions                  Banking      Services     Services   Services      Capital    Treasury   All Other   Total
----------------------------------------------------------------------------------------------------------------------------------
Three months ended Sept. 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Net Interest Income (FTE)            $   484      $   311       $   26     $   69      $    6       $    30    $    0     $   926
Noninterest Income                       127           99          108         58         105            17         0         514
Noninterest Expense                      342          172           84         65          67            15        46         791
Net Income                               138          106           28         16          27            20        (6)        329
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Average Loans and Leases             $10,424      $35,110       $2,064     $2,731     $   200        $6,563      $995     $58,087
Average Deposits                      42,740       10,532        2,070         98       1,928         5,059        68      62,495
ROE                                       35%          19%          51%        28%         17%           29%      N/M          20%
----------------------------------------------------------------------------------------------------------------------------------
Three months ended Sept. 30, 1996
----------------------------------------------------------------------------------------------------------------------------------
Income Statement Data
Net Interest Income (FTE)            $   488      $   306       $   29     $   59      $   25       $    39    $  (12)    $   934
Noninterest Income                       107           81           97         67         127             7        19         505
Noninterest Expense                      386          186           87         84          73            19        26         861
Net Income                                99           85           21          3          48            15        24         295
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Average Loans and Leases             $11,368      $32,842       $1,814     $3,067      $  138       $ 7,129    $3,178     $59,536
Average Deposits                      47,576        9,879        2,353        129       1,878         4,951       927      67,693
ROE                                       23%          20%          41%         5%         26%           18%      N/M          18%
----------------------------------------------------------------------------------------------------------------------------------


Consumer Banking

     Consumer Banking includes businesses engaged in branch banking, small business lending and insurance services. Earnings for the third quarter of 1997 were $138 million compared to $99 million a year ago, driven primarily by increased noninterest income and reduced operating expenses. Lower net interest income primarily reflects the impact of deposit divestiture and migration to alternate investment products. Noninterest income increased $20 million year over year, driven in part by higher service charges on deposits due to pricing. The decline in noninterest expense of 11% is attributed to savings from the consolidation and integration of the former NatWest franchise and divested branches from the Shawmut merger.

Commercial Financial Services

     Commercial Financing Services provides a full range of credit and banking services to its corporate, middle market, real estate, municipal and leasing customers. This group earned $106 million in the third quarter of 1997, an increase of $21 million compared to the same quarter in 1996.
Growth in loans and deposits of 7% contributed to a $5 million improvement in net interest income and was driven by growth in commercial lending, corporate finance and leasing business units. Noninterest income also improved compared to 1996 due to cross-selling of corporate finance, cash management and foreign exchange services. Decreasing operational costs are the result of expense management combined with lower back office expenses associated with consolidation cost savings.

               PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Services

     Investment Services provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and brokerage services. Investment Services net income increased $7 million compared to the third quarter of 1996 on the strength of increased revenues. Higher investment fees resulted from the continued strong growth in assets under management, which have increased by $10 billion to $55 billion at September 30, 1997. Additionally, higher revenues in the Retail Investments unit reflected growth in the sales of mutual fund and annuity products. Improved earnings were also influenced by lower noninterest expenses, as lower support unit costs offset volume driven increases.

Financial Services

     Financial Services includes student loan processing, alternative delivery banking and credit card. Financial Services earned $16 million in the third quarter of 1997 compared to $3 million in the same quarter of 1996, principally due to higher revenues in credit card services and alternative delivery banking, which more than offset the loss of earnings attributable to Option One which was sold in the second quarter of 1997. Excluding Option One, earnings improved $17 million over the third quarter of 1996. Compared to the same period last year, net interest income improved by $10 million which was attributable to increased credit card fees and selected portfolio repricing. Lower noninterest income was driven by mortgage banking revenues at Option One in 1996. Excluding Option One, noninterest income improved due to volume related increases in debit card activity and the expansion of Fleet's ATM network with the addition of 165 ATM sites since September 1996.

Mortgage Banking/Venture Capital

     This unit earned $27 million in the third quarter of 1997, down from $48 million a year ago. The decline is attributable to lower levels of both venture capital gains and mortgage banking income. Strong prior period venture capital earnings resulted from gains due to the sale of investments, and increased valuations of equity investments. The likelihood of such gains is subject to market conditions and is normally expected to vary. Fleet's mortgage banking business earned $10 million in the third quarter of 1997, compared to $24 million in 1996. Lower earnings were mainly due to lower loan production volumes and 1996 results including a gain on sale of servicing rights.

Treasury

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $20 million in the third quarter of 1997 compared to $15 million in the third quarter of 1996. Improved earnings resulted from higher noninterest income and lower operating expenses offsetting lower net interest income. The decreased net interest income resulted from selected balance sheet downsizing attributable to the NatWest acquisition. Increased noninterest income resulted from strong customer-driven foreign exchange revenue and securities gains. Lower operating expenses were a result of decreased support unit costs related to lower balance sheet volumes.

All Other

     This unit includes allocated support units, the management accounting control units and discontinued operations. Lower earnings in 1997 are primarily the result of increased loan loss provision and lower earnings from sold businesses.

         PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET ANALYSIS

     Total assets decreased from $85.5 billion at December 31, 1996 to $83.6 billion at September 30, 1997 due primarily to lower levels of cash and short-term investments, which were utilized to fund anticipated demand and time deposit runoff, long-term debt maturities and common share repurchases.


Securities
--------------------------------------------------------------------------------------------------------------------------------
                                          September 30, 1997                 June 30, 1997                December 31, 1996
                                        ----------------------          -----------------------          ----------------------
                                        Amortized       Market          Amortized        Market          Amortized       Market
Dollars in millions                       Cost          Value             Cost           Value             Cost          Value
--------------------------------------------------------------------------------------------------------------------------------

Securities available for sale
  US Treasury and government agencies     $  645        $  650            $  675           $  675          $1,077         $1,083
  Mortgage-backed securities               6,239         6,326             6,477            6,503           5,987          6,006
  Other debt securities                      106           107                82               80              --             --
--------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                 6,990         7,083             7,234            7,258           7,064          7,089
--------------------------------------------------------------------------------------------------------------------------------
Marketable equity securities                 195           215               208              225             229            255
Other securities                             212           213               182              182             159            159
--------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale   7,397         7,511             7,624            7,665           7,452          7,503
--------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity     1,259         1,264             1,039            1,044           1,177          1,172
--------------------------------------------------------------------------------------------------------------------------------
Total securities                          $8,656        $8,775            $8,663           $8,709          $8,629         $8,675
--------------------------------------------------------------------------------------------------------------------------------


     The amortized cost of securities available for sale remained consistent at $7.4 billion at September 30, 1997 compared to December 31, 1996. The valuation adjustment on securities available for sale increased $63 million to an unrealized gain position of $114 million at September 30, 1997, due to a more favorable interest rate environment.


Loans and Leases
-------------------------------------------------------------------------
                                    Sept. 30,     June 30,      Dec. 31,
Dollars in millions                   1997         1997          1996
-------------------------------------------------------------------------

Commercial and industrial          $31,088        $30,772       $29,278
Lease financing                      3,064          2,858         2,611
Commercial real estate:
  Construction                         867          1,046         1,074
  Interim/permanent                  4,847          5,059         5,379
Residential real estate              9,377          8,168         8,048
Consumer                            10,021         10,283        12,454
-------------------------------------------------------------------------
Total loans and leases             $59,264        $58,186       $58,844
-------------------------------------------------------------------------

     Total loans and leases, excluding the sale of the $2.2 billion indirect auto lending portfolio, increased $2.6 billion, or 6.1% on an annualized basis, from December 31, 1996 to $59.3 billion at September 30, 1997, resulting primarily from loan growth in the commercial and industrial, lease financing and residential portfolios. Excluding the indirect auto lending portfolio, commercial and industrial (C&I) loans increased $2.5 billion from December 31, 1996 to September 30, 1997, primarily due to growth in corporate finance, middle-market lending and national banking.

     Commercial real estate (CRE) decreased $739 million from December 31, 1996 to September 30, 1997 due to the increased structuring and syndication of several loans in the first nine months of 1997, coupled with normal pay-downs.

     Outstanding residential real estate loans secured by one- to four-family residences increased $1.4 billion to $9.4 billion at September 30, 1997 compared to $8.0 billion at December 31, 1996. This growth is the result of the corporation's efforts to steadily build the residential real estate portfolio with quality interest-earning assets.


Consumer Loans
-------------------------------------------------------------------------
                                    Sept. 30,       June 30,      Dec. 31,
Dollars in millions                   1997         1997          1996
-------------------------------------------------------------------------

Home equity                        $ 4,948        $ 5,070       $ 5,072
Credit card                          2,683          2,823         3,227
Student loans                        1,198          1,174         1,255
Installment/Other                    1,192          1,216         2,900
-------------------------------------------------------------------------
Total                              $10,021        $10,283       $12,454
-------------------------------------------------------------------------



     Consumer loans, excluding the sale of the $1.5 billion indirect auto lending portfolio, decreased $1 billion from December 31, 1996. The decrease is primarily the result of a $544 million decline in credit card loans due to balance pay-offs as the contractual repricing to higher rates resulted in customer attrition.

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nonperforming Assets(a)
---------------------------------------------------------------------------
Dollars in millions               C&I      CRE      Consumer       Total
---------------------------------------------------------------------------
Nonperforming loans and
   leases:
   Current or less than 90
      days past due              $153     $ 48        $  2          $203
   Noncurrent                     143       51          58           252
OREO                                3        3          18            24
--------------------------------------------------------------------------
Total NPAs
   September 30, 1997            $299     $102        $ 78          $479
--------------------------------------------------------------------------
Total NPAs
   June 30, 1997                 $320     $127        $ 84          $531
--------------------------------------------------------------------------
Total NPAs
   December 31, 1996             $351     $166        $206          $723
--------------------------------------------------------------------------

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($236 million, $252 million and $247 million at September 30, 1997, June 30, 1997, and
    December 31, 1996, respectively). Included in the 90 days past due and still accruing interest were $177 million, $174 million, and $192 million of consumer loans at September 30, 1997, June 30, 1997, and December 31,
    1996, respectively).


   Nonperforming assets (NPAs) decreased $52 million from June 30, 1997 to $479 million at September 30, 1997. NPAs at September 30, 1997, as a percentage of total loans, leases and OREO and as a percentage of total assets were 0.81% and 0.57%, respectively, compared to 0.91% and 0.64%, respectively, at June 30, 1997. The improvement was due primarily to declining levels of nonperforming assets in all loan and OREO portfolios as a result of the successful resolution of certain commercial and industrial and commercial real estate loans, as well as $17 million transfer to assets held for disposition.


Activity in Nonperforming Assets

--------------------------------------------------------------------------
                                  3rd Qtr.      2nd Qtr.      3rd Qtr.
Dollars in millions                 1997          1997          1996
--------------------------------------------------------------------------
Balance at beginning of period      $531          $704          $745
Additions                            111           203           275
Reductions:
   Payments/interest applied         (80)         (144)         (104)
   Returned to accrual               (14)          (22)          (55)
   Charge-offs/writedowns            (37)          (41)          (80)
   Sales/other                       (15)          (38)          (22)
   NPAs reclassified as held for
      accelerated disposition        (17)         (131)           --
-------------------------------------------------------------------------
      Total reductions              (163)         (376)         (261)
-------------------------------------------------------------------------
Balance at end of period            $479          $531           $759
-------------------------------------------------------------------------


Nonperforming assets and related ratios do not include NPAs classified as held for sale or accelerated disposition as disclosed by loan category in the following table.



Nonperforming Assets Held for Sale or Accelerated Dispositions

-------------------------------------------------------------------------
Dollars in millions               C&I      CRE      Consumer      Total
-------------------------------------------------------------------------
Nonaccrual loans and
   leases:                        $32     $ 36        $ 92         $160
OREO                               --        5           7           12
-------------------------------------------------------------------------
September 30, 1997                $32     $ 41        $ 99         $172
-------------------------------------------------------------------------
June 30, 1997                     $93     $ 52        $104         $249
-------------------------------------------------------------------------
December 31, 1996                 $93     $147        $ 25         $265
-------------------------------------------------------------------------




Reserve for Credit Loss Activity

-------------------------------------------------------------------------
Nine months ended September 30,
Dollars in millions                                1997           1996
-------------------------------------------------------------------------
Balance at beginning of year                      $1,488        $1,321
Provision charged against income                     233           148
Loans and leases charged off                        (386)         (335)
Recoveries of loans and leases charged off           101            89
-------------------------------------------------------------------------
   Net charge-off                                   (285)         (246)
Other                                                 (4)          325
-------------------------------------------------------------------------
Balance at end of period                          $1,432        $1,548
-------------------------------------------------------------------------
Ratios of net charge-offs to average loans
   and leases                                       0.66%         0.60%
-------------------------------------------------------------------------
Ratios of reserve for credit losses to
   period-end loans and leases                      2.42          2.58
-------------------------------------------------------------------------
Ratio of reserve for credit losses to
   period-end NPAs                                   299           204
-------------------------------------------------------------------------
Ratio of reserve for credit losses to period-
   end non-performing loans and leases               315           218
-------------------------------------------------------------------------


Fleet's reserve for credit losses decreased from $1,548 million at September
30, 1996 to $1,432 million at September 30, 1997. The overall decline in the reserve for credit losses from the third quarter of 1996 is a result of higher levels of net charge-offs. The provision for credit losses for the first nine months of 1997 was $233 million, $85 million higher than the prior year's first nine months. The increase is a result of increased net charge-offs, principally in the credit card portfolio.

         PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Funding Sources
-------------------------------------------------------------------
                                 Sept. 30,   June 30,    Dec. 31,
Dollars in millions               1997        1997        1996
-------------------------------------------------------------------
Deposits:
  Demand                          $15,821     $16,471     $17,903
  Regular savings, NOW,
    money market                   27,569      27,641      27,976
Time:
  Domestic                         16,103      16,421      18,583
  Foreign                           3,414       2,696       2,609
-------------------------------------------------------------------
Total deposits                     62,907      63,229      67,071
-------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased             316       1,440         488
  Securities sold under agree-
    ments to repurchase             2,260       2,392       2,382
  Commercial paper                    778         694         676
  Other                             3,170       1,260          81
-------------------------------------------------------------------
Total short-term borrowed
  funds                             6,524       5,786       3,627
-------------------------------------------------------------------
Long-term debt                      4,459       4,550       5,114
-------------------------------------------------------------------
Total                             $73,890     $73,565     $75,812
-------------------------------------------------------------------

     Total deposits decreased $4.2 billion to $62.9 billion at September 30, 1997 when compared to December 31, 1996 due primarily to demand and time deposit runoff. Demand deposits decreased $2.1 billion as a result of seasonal increases in year-end balances and anticipated deposit runoff. Time deposits decreased $1.7 billion due to decreases in retail certificates of deposit and individual retirement accounts resulting from the corporation's efforts to maintain a competitive cost structure, combined with the continued migration of interest bearing accounts to higher yielding investment products.

     In comparison to June 30, 1997, total deposits have decreased $322 million, or less than 1%. A $650 million decline in demand deposits, has been partially offset by a $400 million increase in time deposits.

     The $2.9 billion increase in short-term borrowings since December 31, 1996 is principally due to increasing levels of treasury, tax and loan borrowings as the corporation utilized this favorably priced funding vehicle to replace time and demand deposit outflows.

     Long-term debt decreased $655 million to $4.5 billion at September 30, 1997 when compared to December 31, 1996 due to $819 million in scheduled maturities, partially offset by $84 million of trust preferred securities issued in exchange for Series V preferred stock.

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

     The corporation uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., greater than 2 year) time horizon. Simulation analysis involves projecting future interest income and expense from the corporation's assets, liabilities, and off-balance sheet positions under various scenarios.

     The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should decline by less than 7.5%. The following table reflects the corporation's estimated exposure, as a percentage of estimated net interest income for the next 12 months, assuming an immediate shift in interest rates:


-------------------------------------------------------------------
     Rate Change              Estimated Exposure as a % of
    (Basis Points)                Net Interest Income
-------------------------------------------------------------------
        +200                             2.6%
        -200                            (3.6%)
-------------------------------------------------------------------

            PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The corporation uses valuation analysis to provide insight into the exposure of earnings and equity to changes in interest rates over a relatively long (i.e., greater than 2 year) time horizon. Valuation analysis involves projecting future cash flows from the corporation's assets, liabilities and off-balance sheet positions and then discounting such cash flows at appropriate interest rates. The corporation's economic value of equity is the estimated net present value of its assets, liabilities and off-balance sheet positions. The interest sensitivity of economic value of equity is a measure of the sensitivity of long-term earnings.

     The corporation's limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The following table reflects the corporation's estimated exposure as a percentage of estimated economic value of equity assuming an immediate shift in interest rates:


-------------------------------------------------------------------------
      Rate Change                   Estimated Exposure as a
     (Basis Points)                  % of Economic Value
-------------------------------------------------------------------------

       +200                                (1.2)%
       -200                                (7.6)%
-------------------------------------------------------------------------

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

     The corporation's limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of September 30, 1997, the estimated exposure was 2.9% asset-sensitive.


INTEREST-RATE GAP ANALYSIS


-----------------------------------------------------------------------------------------------------------------------
                                                                    Repricing Within
-----------------------------------------------------------------------------------------------------------------------

September 30, 1997                              3 months     4 to 12     12 to 24     2 to 5     After 5
Dollars in millions by repricing date           or less       months      months      years       Years       Total
-----------------------------------------------------------------------------------------------------------------------

Total assets                                    $48,028       $8,166       $5,248      $8,997      $13,136     $83,575
Total liabilities and stockholders' equity      (33,600)     (13,220)      (9,719)     (6,809)     (20,227)    (83,575)
Net off-balance sheet                            (8,741)       1,824        2,980       3,442          495
----------------------------------------------------------------------------------------------------------------------

Periodic gap                                      5,687      (3,230)        (1,491)     5,630      (6,596)         --
Cumulative gap                                    5,687       2,457            966      6,596        --            --
----------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets
  at September 30, 1997                             6.8%        2.9%           1.2%      7.9%
----------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets
  at June 30, 1997                                  6.0%       (0.2)%          0.5%      6.9%
----------------------------------------------------------------------------------------------------------------------

     The most significant factors affecting the interest rate risk position in the third quarter were a shift in the mix of earning assets, which became more sensitive to interest rate changes, and an increase in longer term deposit balances. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a moderately asset sensitive position.

         PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Risk-Management Instrument Analysis
----------------------------------------------------------------------------------------------------------------
                                                                       Weighted              Weighted Average
                                              Assets/                   Average                     Rate
September 30, 1997                  Notional Liabilities              Maturity      Fair     -------------------
Dollars in millions                   Value   Hedged                   (Years)      Value    Receive      Pay
----------------------------------------------------------------------------------------------------------------
Interest rate swaps:
 Receive fixed/pay variable          $6,665   Variable rate loans
                                        626   Fixed rate deposits
                                        850   Escrow deposits
                                        595   Long-term debt
                                        175   Short-term borrowings
                                    -------
                                      8,911                                2.6      $(3)     7.20%         6.96%
----------------------------------------------------------------------------------------------------------------
Basis swaps                           2,729   Deposits
                                         30   Long-term debt
                                    -------
                                      2,759                                1.5       --      5.80          5.69
----------------------------------------------------------------------------------------------------------------
Interest-rate floors-purchased       24,022   Mortgage servicing rights    3.7        88       --(a)         --(a)
Interest-rate caps-purchased          4,309   Mortgage servicing rights    3.1        14       --(a)         --(a)
Interest-rate caps-sold               4,309   Mortgage servicing rights    3.1       (50)      --(a)         --(a)
Call options-purchased                   90   Mortgage servicing rights    0.3         1       --            --
----------------------------------------------------------------------------------------------------------------
Total risk-management instruments   $44,400                                3.2       $50     6.87%         6.66%
----------------------------------------------------------------------------------------------------------------

(a) The mortgage-banking risk-management interest-rate floors-purchased, caps-purchased and caps-sold have weighted average strike rates of 5.38%, 7.69%, and 6.41%, respectively.


     Fleet uses derivative instruments primarily to manage interest-rate risk associated with interest-earning assets and interest-bearing liabilities, as well as prepayment risk associated with the corporation's mortgage servicing portfolio, within management guidelines designed to limit risk to the corporation's earnings. At September 30, 1997, derivative instruments totaling $44.4 billion (notional amount) were being used for interest-rate and mortgage-banking risk-management purposes.

     At September 30, 1997, the corporation had net deferred income of $23.8 million relating to terminated interest-rate swaps, which is being amortized over the remaining life of the underlying interest-rate contracts of approximately 5 years.

     Risk management instruments are used to protect net interest margin, which would otherwise be interest rate sensitive due to the generally faster repricing of assets than liabilities.

     To mitigate the earnings risk of declining short-term interest rates, the corporation uses interest rate swaps. In these swaps, the corporation normally receives a fixed rate but pays a floating rate, such as LIBOR or Prime. These instruments are therefore structured to enhance net interest margin when interest rates decline, mitigating the margin pressure due to the faster repricing of loans than deposits.

     Risk-management instruments are also used to protect the value of the corporation's mortgage banking assets, particularly MSRs, which are very interest-rate sensitive due to the mortgage borrower's option to prepay the mortgage loan.

     To mitigate the prepayment risk of declining long-term interest rates, higher than expected mortgage prepayments and a potential impairment of MSRs, the corporation mainly uses combinations of purchased interest-rate floors together with purchased and sold interest-rate caps with strike rates tied to yields on the 3-, 5- and 10-year "constant maturity" Treasury notes. Combinations of these instruments result in a net purchased option position. At September 30, 1997, the corporation had approximately $24.0 billion of purchased interest-rate floor agreements outstanding in combination with $4.3 billion of purchased and sold interest-rate cap agreements. The corporation also buys and sells call option contracts on long-term U.S. Treasury securities. These instruments, when combined, are structured such that they gain value as interest rates decline, mitigating the impairment of MSRs.

     These risk-management instruments are designated as hedges. Changes in the value are recorded as adjustments to the carrying value of the MSRs. At September 30, 1997, net hedge gains of $15.0 million have been deferred and recorded as adjustments to the carrying value of MSRs. Deferred hedge gains include $32.1 million of realized hedge losses related to the termination of certain risk management instruments. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of MSR amortization. At September 30, 1997, the carrying value and fair value of the corporation's MSRs were $1.8 billion and $2.0 billion, respectively.

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk-Management Instrument Activity

     The risk-management instrument activity for the nine months ended September 30, 1997 is summarized in the following table (all amounts are notional amounts):


Risk-Management Instrument Activity
---------------------------------------------------------------------------------------------------------------------------------
                                  Interest-Rate Swaps                              Interest-Rate Options
                           -----------------------------------  ---------------------------------------------------------
                                                                                                       Call       Call
Nine months ended          Receive-  Pay-             Index-            Floors       Caps     Caps    Options    Options
Dollars in millions         Fixed   Fixed   Basis   Amortizing  Other  Purchased   Purchased  Sold   Purchased     Sold     Total
----------------------------------------------------------------------------------------------------------------------------------
Notional amounts:
Balance at December 31,
  1996                   $11,055    $   4  $3,823     $    11    $112    $15,911     $2,515    $2,515  $1,276       $225   $37,447
  Additions                  125       --      --          --      --      8,111      2,441     2,441   1,385         --    14,503
  Maturities              (2,269)      --      --         (11)   (112)        --         --        --  (1,235)        --    (3,627)
  Terminations                --       (4) (1,064)         --      --         --      (647)      (647) (1,336)      (225)   (3,923)
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30,
  1997                   $ 8,911     $ --  $2,759     $    --    $ --   $24,022      $4,309    $4,309  $   90       $ --   $44,400
----------------------------------------------------------------------------------------------------------------------------------

     During the first nine months of 1997 there was a net increase of approximately $7.0 billion of risk-management instruments as the corporation expanded its hedge program for mortgage servicing rights in anticipation that a lower-rate environment would cause increased prepayments.

     The maturities of the risk-management instruments are shown in the following table:


Maturities of the Risk-Management Instruments
----------------------------------------------------------------------------------------------------------------------------------
September 30, 1997
Dollars in millions           Within 1 Year    1 to 2 Years  2 to 3 Years  3 to 4 Years  4 to 5 Years  After 5 Years      Total
----------------------------------------------------------------------------------------------------------------------------------
Notional amounts:
Interest rate swaps
  Receive-fixed                  $1,710            $2,975        $1,996        $   285       $1,150         $   795      $  8,911
  Basis                              30             2,729            --             --           --              --         2,759
Interest-rate floors-
  purchased                          --               450         8,677          2,395       12,000             500        24,022
Interest-rate caps-
  purchased                          --               225         1,633          1,783          668              --         4,309
Interest-rate caps-sold              --               225         1,633          1,783          668              --         4,309
Call options-purchased               90                --            --             --           --              --            90
----------------------------------------------------------------------------------------------------------------------------------
Total risk-management
 instruments                     $1,830            $6,604       $13,939         $6,246      $14,486          $1,295      $ 44,400
----------------------------------------------------------------------------------------------------------------------------------


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

     The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the national and international capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $4 billion bank note program.

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    At September 30, 1997 and December 31, 1996, the corporation had a commercial paper outstanding of $778 million and $676 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at September 30, 1997, with no outstanding balance under this line of credit. Fleet has shelf registration statements that provide for the issuance of common and preferred stock, senior or subordinated debt securities and other securities with total amounts of funds available of approximately $833.4 million at September 30, 1997. On October 6, 1997, the corporation filed a $2 billion universal shelf registration statement, which became effective on October 24, 1997 giving a combined availability of $2.8 billion.


CAPITAL
------------------------------------------------------------------------------

                                  Sept. 30,     June 30,     Sept. 30,
Dollars in millions                 1997          1997         1996
------------------------------------------------------------------------------
Risk-adjusted assets              $81,499        $80,334        $80,036
Tier 1 risk-based capital
  (4% minimum)                       7.13%          7.21%          7.06%
Total risk-based capital
  (8% minimum)                      10.79           10.80         10.82
Leverage ratio
  (4% minimum)                       7.24            7.19          7.19
Common equity-to-assets              7.60            7.41          8.34
Total equity-to-assets               8.60            8.42          6.48
Tangible common equity-
  to-assets                          5.68            5.59          5.30
Tangible total equity-to-
  assets                             6.70            6.61          6.48
------------------------------------------------------------------------------

    At September 30, 1997, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk based capital ratios were 7.13 percent and 10.79 percent, respectively, compared with 7.21 percent and 10.80 percent, respectively, at June 30, 1997. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.24 percent at September 30, 1997 compared with 7.19 percent at June 30, 1997.


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

    For the quarter ended September 30, 1997, basic and diluted EPS, as calculated under the new statement, are $1.25 and $1.20, respectively, compared to the reported EPS of $1.20 for both fully diluted and primary earnings per share.

    Also in February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The corporation's disclosures currently comply with the provisions of this statement.

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

PART II. OTHER INFORMATION

PART II. ITEM 6.

(a) Exhibit Index Exhibit Number


Exhibit
Number
-------
 4*        Instruments defining the rights of security holders, including
           Debentures
11         Statement re: computation of per share earnings
12         Statement re: computation of ratios
27         Financial data schedule




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


    (b) Two Form 8-K's were filed during the period from July 1, 1997 to the date of the filing of this report.
         - Current Report on Form 8-K dated July 16, 1997 announcing second quarter earnings.
         - Current Report on Form 8-K dated October 15, 1997 announcing third quarter earnings.

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

                           Fleet Financial Group, Inc.
                           ---------------------------
                                   (Registrant)



                              /s/ Eugene M. McQuade
                             ------------------------
                                 Eugene M. McQuade
                                   Vice Chairman
                               Chief Financial Officer



                                /s/ Robert C. Lamb, Jr.
                               -------------------------
                                   Robert C. Lamb, Jr.
                                       Controller
                                Chief Accounting Officer







DATE: November 14, 1997