Form 10-K
period 1997-12-31
FLEET FINANCIAL GROUP INC
filed 1998-03-19
CIK 50341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                          ----------------------------
                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6366
                          -----------------------------

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

                                 617 / 346-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
              Title of Each Class                            registered
              -------------------                 ------------------------------

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

Preferred Securities Guaranteed by Fleet Financial
 Group, Inc. of 8.00% Trust Originated Preferred
 Securities issued by Fleet Capital Trust I              New York Stock Exchange

Preferred Securities Guaranteed by Fleet Financial
 Group, Inc. of 7.05% Trust Originated Preferred
 Securities issued by Fleet Capital Trust III            New York Stock Exchange

Preferred Share Purchase Rights                          New York Stock Exchange

Warrants to purchase Common Stock                        New York Stock Exchange

              ----------------------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES |XX| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of February 27, 1998, (the latest practicable date) the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $21.7 billion, which excludes $665 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.

      The number of shares of common stock of the Registrant outstanding as of February 27, 1998 was 283,990,340.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's 1997 Annual Report to Shareholders are incorporated into Parts I, II, and IV.

2. Pertinent extracts from Registrant's Proxy Statement filed with the Commission are incorporated into Part III.

      Such information by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


                                Table of Contents

          Description                                                Page Number
          -----------                                                -----------

Part I.   Item 1   ___Business.............................................  3
          Item 2   ___Properties...........................................  7
          Item 3   ___Legal Proceedings....................................  7
          Item 4   ___Submission of Matters to a Vote of Security Holders..  8
Part II.  Item 5   ___Market for the Registrant's Common Stock and Related
                      Stockholder Matters..................................  8
          Item 6   ___Selected Financial Data..............................  8
          Item 7   ___Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................  8
          Item 8   ___Financial Statements and Supplementary Data..........  8
          Item 9   ___Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure...............  9
Part III. Item 10  ___Directors and Executive Officers of the Registrant...  9
          Item 11  ___Executive Compensation............................... 11
          Item 12  ___Security Ownership of Certain Beneficial Owners
                      and Management....................................... 11
          Item 13  ___Certain Relationships and Related Transactions....... 11
Part IV.  Item 14  ___Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.......................................... 11
          Signatures....................................................... 15

                                     PART I.
Item 1. Business

General

      Fleet Financial Group, Inc. (the "Registrant," "Corporation" or "Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the twelve largest bank holding companies in the United States, with total assets of $85.5 billion at December 31, 1997. Fleet has approximately 34,000 employees.

      Fleet reported net income for 1997 of $1.30 billion, or $4.74 per diluted share. This compared to net income of $1.14 billion, or $3.98 per diluted share in 1996. For a more detailed discussion of the Corporation's financial results, see "Management's Discussion and Analysis" (pages 21-39) of the Corporation's 1997 Annual Report to Shareholders, which is incorporated by reference herein.

      Fleet is engaged in general commercial banking and investment management business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, New Jersey, Maine, and New Hampshire through its banking subsidiaries: Fleet National Bank ("FNB"); Fleet Bank, National Association ("FB,NA"); Fleet Bank of Maine ("Fleet-Maine"); and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Corporation also has a thrift subsidiary, Fleet Bank, F.S.B. ("Fleet-FSB") located in Boca Raton, Florida.

      Fleet also provides, through its subsidiaries, a variety of financial services, including mortgage banking, asset-based lending, consumer finance, real estate financing, securities brokerage services, capital market services and investment banking, investment advice and management, data processing and student loan servicing.

      On February 20, 1998, the Corporation acquired the consumer credit card operations of Advanta Corporation ("Advanta"). The Advanta acquisition provided approximately $11.5 billion of managed credit card receivables.

      On February 1, 1998, the Corporation acquired The Quick & Reilly Group, Inc. ("Quick & Reilly"), a national discount brokerage firm. The transaction was accounted for as a pooling-of-interests. Under the terms of the Quick & Reilly merger, approximately 22 million Fleet common shares were exchanged for all of the outstanding Quick & Reilly common shares at an exchange ratio of 0.578 shares of Fleet for each share of Quick & Reilly.

      On December 10, 1997, Fleet consummated its acquisition of Columbia Management Company ("Columbia"), a Portland, Oregon-based asset management company with approximately $21 billion of assets under management. Fleet accounted for this acquisition under the purchase method of accounting.

      On May 1, 1996, the Corporation acquired from National Westminster Plc substantially all of the net assets of certain subsidiaries of NatWest Bancorp ("NatWest"). The former NatWest Bank was merged into FB,NA. The acquisition of NatWest contributed approximately $13 billion and $18 billion of loans and deposits, respectively, and approximately 300 branches in New York and New Jersey. The transaction was accounted for using the purchase method of accounting.

      On November 30, 1995, the merger of Fleet and Shawmut National Corporation ("Shawmut") was completed and was accounted for as a pooling-of-interests. Fleet exchanged approximately 105 million common shares for all the outstanding shares of Shawmut at an exchange ratio of 0.8922 shares of Fleet for each share of Shawmut.

      The Corporation is managed along the following business lines, as more particularly described in "Management's Discussion and Analysis" (pages 26-28):
Consumer Banking, Commercial Financial Services, Investment Services, Treasury, Mortgage Banking/Venture Capital and Financial Services.

      Consumer Banking includes retail banking and small business services through the Fleet business and entrepreneurial services group. Retail banking offers consumer banking services through its network of over 1,200 branches located throughout the Northeast. Fleet customers can conveniently manage their financial resources and transact business at any branch office in New England, New York and New Jersey. These branches offer a full range of financial services and products including an expanded offering of mutual funds and insurance products through a newly formed alliance with The Travelers. By expanding its product offerings, Fleet continues to meet its customers' changing needs and provide greater opportunities to cross-sell its existing customer base and further leverage its extensive branch network. Fleet's business and entrepreneurial services group provides a full range of accounts and services aimed at businesses with annual sales up to $10 million. Fleet is the leading small-business lender in New England and ranks sixth nationwide.

      Commercial Financial Services provides a full range of credit and banking services to more than 40,000 corporate, middle-market, real estate, government and leasing customers. In addition to traditional credit products, Fleet supports commercial customers with corporate finance, cash management, trade services, corporate trust, foreign exchange, interest-rate protection, and investment products. Fleet's corporate finance business assists commercial customers with capital formation, acquisition finance, and long-term financial strategies. Fleet enjoys a strong regional and national presence with several specialty businesses with national scope complementing a client base which is largely based in the Northeast. Fleet is a recognized leader in national and regional government banking, providing deposit gathering activities, tax processing, cash management and, through Fleet Securities, Inc., underwriting and municipal advisory services to state and local governments.

      Investment Services comprises Fleet's private clients group, retirement plan services, discount brokerage unit, retail investment services, not-for-profit institutional asset services, and Fleet Investment Advisors. The private clients group focuses on high-net worth customers and offers a broad array of asset management, estate settlement, deposit and credit products. Retirement plan services focuses on investment management and fiduciary activities with special emphasis on 401(k) plans. Retail investment services manages Fleet's mutual fund product set, including fixed and variable annuity products and Fleet's Galaxy Funds family of mutual funds. Not-for-profit institutional asset services is a full-service investment management service that includes endowment management, custody, trust and other services. Fleet's investment advisors unit has $77 billion in assets under management including $21 billion in assets under management from the recently acquired Columbia Management Company.

      Treasury includes capital market products and services that primarily support commercial customers including interest-rate risk-management needs and foreign exchange. Treasury also manages the Corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs.

      Mortgage Banking/Venture Capital businesses include mortgage banking and Fleet Private Equity. Fleet's mortgage banking business originates, sells and services first mortgage products across multiple customer segments through its extensive network of correspondents, brokers, telemarketing and retail channels. Fleet Private Equity provides private equity capital to management teams to acquire, recapitalize or grow private and public companies.

      Financial Services includes student loan processing, credit card services and technology banking. Fleet services 5.5 million accounts nationwide for approximately 700 colleges, universities, and financial institutions through its student loan processing subsidiary, AFSA. Fleet is the largest third-party servicer in the country with $34 billion of student loans serviced. Fleet is also expanding its presence nationally in the credit card business with its recent acquisition of the consumer credit card operations of Advanta. Fleet will merge its existing consumer credit card business with that of Advanta. Technology banking includes such alternative delivery vehicles as ATMs, telephone banking, debit-card programs, and Fleet's internet Web site. Aimed at meeting the changing needs of consumers, these channels offer customers quick and convenient access to Fleet products and services from virtually anywhere in the country. Fleet's total ATM network now includes over 2,400 machines.

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

Supervision and Regulation

      Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Fleet-Maine and Fleet-NH, as state-chartered member banks, are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. FB,NA and Fleet National Bank are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). Fleet-FSB is a federal savings association subject to regulation and supervision by the Office of Thrift Supervision (the "OTS"). Each subsidiary bank's deposits are insured by the FDIC and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

      The BHCA requires that Fleet obtain prior approval from the Federal Reserve Board for bank and nonbank acquisitions and restricts the business operations permitted to Fleet. The BHCA also restricts the acquisition of shares of out-of-state banks unless the acquisition is specifically authorized by the laws of the state in which the bank to be acquired is located. In addition, Fleet's bank subsidiaries must obtain prior approval from their respective primary regulators for most acquisitions. Virtually all aspects of the subsidiary banks' businesses are subject to regulation and examination, depending on the charter of the particular banking subsidiary, by the Federal Reserve Board, the OCC, the OTS, the FDIC, the banking regulatory agencies of the states in which they operate, or a combination of the above.

      As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") on August 9, 1989, any or all of Fleet's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of any other of Fleet's subsidiary banks or (b) any assistance provided by the FDIC to any other of Fleet's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon the particular institution's level of capital. The FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1997, all of Fleet's subsidiary banking institutions met the requirements of a "well-capitalized" institution.

      The FDICIA, as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. Final interagency regulations to implement these new safety and soundness standards were adopted by the federal banking agencies. As of October 1, 1996, standards for asset quality and earnings have been incorporated into the Interagency Guidelines Establishing Standards for Safety and Soundness. The three standards for Safety and Soundness established by the guidelines are (1) operational and managerial; (2) compensation; and (3) asset quality, earnings and stock valuation. The ultimate cumulative effect of these standards cannot currently be forecast.

      The FDICIA also contains a variety of other provisions that may affect Fleet's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

      Under the Federal Reserve Board's capital guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of cumulative and noncumulative perpetual preferred stock, less deductible intangibles ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). In addition, the Federal Reserve Board requires a leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill) of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies undertaking major expansion programs or that do not have the highest regulatory rating. Fleet's banking subsidiaries are subject to similar capital requirements except that preferred stock must be noncumulative to qualify as Tier 1 capital. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 1997, Fleet's capital ratios exceeded all minimum regulatory capital requirements.

      The federal banking agencies continue to consider capital requirements applicable to banking organizations. Effective January 1, 1997, with compliance by January 1, 1998, national banks with significant exposure to market risk must maintain adequate capital to support that exposure. The OCC may apply this provision to any national bank if the OCC deems it appropriate for safe and sound practices.

      Fleet is a legal entity separate and distinct from its subsidiaries. The ability of holders of debt and equity securities of Fleet to benefit from the distribution of assets of any subsidiary upon the liquidation or reorganization of such subsidiary is subordinate to prior claims of creditors of the subsidiary (including depositors in the case of banking subsidiaries) except to the extent that a claim of Fleet as a creditor may be recognized. There are various statutory and regulatory limitations on the extent to which banking subsidiaries of Fleet can finance or otherwise transfer funds to Fleet or its nonbanking subsidiaries, whether in the form of loans, extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to Fleet or any nonbanking subsidiary are limited in amount to 10% of the bank's capital and surplus and, with respect to Fleet and all such nonbanking subsidiaries, to an aggregate of 20% of each such bank's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts and are required to be on terms and conditions consistent with safe and sound banking practices.

      In addition, there are regulatory limitations on the payment of dividends directly or indirectly to Fleet from its banking subsidiaries. Federal and state regulatory agencies also have the authority to limit further Fleet's banking subsidiaries payment of dividends based on other factors, such as the maintenance of adequate capital for such subsidiary bank.

      Under the policy of the Federal Reserve Board, Fleet is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank in circumstances where it might not do so absent such policy. In addition, any subordinated loans by Fleet to any of the subsidiary banks would also be subordinate in right of payment to deposits and obligations to general creditors of such subsidiary bank. Further, the Crime Control Act of 1990 amended the federal bankruptcy laws to provide that in the event of the bankruptcy of Fleet, any commitment by Fleet to its regulators to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      On September 29, 1994, President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") into law. Notwithstanding state law to the contrary, the IBBEA authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning September 29, 1995. In addition, beginning June 1, 1997, the IBBEA authorizes mergers of banks in one state with banks in another state as long as neither of the states has "opted in" of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA enabled states to enact laws permitting interstate bank merger and acquisitions transactions prior to June 1, 1997 ("opting to"). Connecticut, Massachusetts, New Jersey, New York and Rhode Island, which are among the states in which Fleet subsidiaries conduct banking operations, have adopted legislation opting into the interstate banking provisions of the Interstate Act. In 1996, Fleet merged its banking subsidiaries in Connecticut, Massachusetts and Rhode Island. In 1997, it merged the resulting bank with one of its banking subsidiaries in New York in order to achieve cost savings and to increase convenience to its customers in those states. The Corporation is currently considering the potential benefits in cost savings and convenience to its customers that might be achieved through combinations of two or more of its banking subsidiaries.

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

      See "Note 18. Commitments, Contingencies and Other Disclosures" (pages 61-62) and "Note 19. Regulatory Matters" (pages 62-63) of the Notes to Consolidated Financial Statements and the "Liquidity Risk" (pages 37-38) and "Capital" (pages 38-39) sections of Management's Discussion and Analysis in the 1997 Annual Report to Shareholders (each of which are incorporated by reference herein) for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.

Statistical Information by Bank Holding Companies

            The following information from the following portions of the 1997 Annual Report to Shareholders is incorporated by reference herein:

            "Rate/Volume Analysis" table (page 65) for changes in the taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

            "Consolidated Average Balances/Interest Earned-Paid/Rates 1993-1997" table (pages 66-67) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields and rates paid.

            "Note 3. Securities" of the Notes to Consolidated Financial Statements (page 49) for information regarding book values, market values, maturities, and weighted average yields of securities (by category).

            "Note 4. Loans" of the Notes to the Consolidated Financial Statements (page 50) for distribution of loans of the Registrant.

            "Loan Maturity" table and "Interest Sensitivity of Loans Over One Year" table (page 67) for maturities and sensitivities of loans to changes in interest rates.

            "Note 6. Nonperforming Assets" (pages 50-51) and "Note 1. Summary of Significant Accounting Policies - Loans" (page 46) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due, and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

            "Loans" section of Management's Discussion and Analysis (pages 29-30) for information regarding loan concentrations of the Registrant.

            "Reserve for Credit Losses" section of Management's Discussion and Analysis (pages 31-32) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

            "Consolidated Average Balances/Interest Earned-Paid/Rates 1993-1997" table (pages 66-67) and the "Funding Sources" section of Management's Discussion and Analysis (page 32) for deposit information.

            "Selected Financial Highlights" (page 1) for return on assets, return on equity, common dividend payout ratio, and equity to asset ratio.

            "Note 9. Short-Term Borrowings" of the Notes to Consolidated Financial Statements (page 52) for information on short-term borrowings of the Registrant.

Item 2. Properties

      The Registrant maintains its corporate headquarters at One Federal Street, Boston, Massachusetts. The Registrant or its subsidiaries also maintain principal offices at 111 Westminster Street, Providence, Rhode Island, 777 Main Street, Hartford, Connecticut, and 75 State Street, Boston, Massachusetts. In addition, the Registrant or its subsidiaries maintain operation centers located in: Kingston, Melville, Utica, Albany, West Seneca and Menands, New York; Malden, Massachusetts; Moosic, Pennsylvania; Milwaukee, Wisconsin; Providence, Rhode Island; and Hartford, Connecticut.

      As of December 31, 1997, the Registrant's subsidiaries also operated approximately 1,444 offices, of which approximately 703 are owned and 741 are leased from others.

Item 3. Legal Proceedings

      Information regarding legal proceedings of the Registrant is incorporated by reference herein from "Note 18. Commitments, Contingencies and Other Disclosures" (pages 61- 62) of the Registrant's 1997 Annual Report to Shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      For information regarding the New York Stock Exchange, high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on Fleet's common stock, see the "Common Stock Price and Dividend Information" table (page 66) of the Registrant's 1997 Annual Report to Shareholders, which is incorporated by reference herein. At December 31, 1997, Fleet had 54,540 stockholders of record.

Item 6. Selected Financial Data

      The information set forth in "Selected Financial Highlights" (page 1) of the Registrant's 1997 Annual Report to Shareholders is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information set forth in "Management's Discussion and Analysis" (pages 21-39) of the Registrant's 1997 Annual Report to Shareholders is incorporated by reference herein.

Cautionary Statement

      This Annual Report on Form 10-K (including the information incorporated by reference herein) contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, either nationally or in the states in which the Corporation conducts its business; interest rate fluctuations; competitive product and pricing pressures within the Corporation's market; equity and bond market fluctuations; personal and corporate customers' bankruptcies; inflation; lower than expected savings associated with acquisitions and integrations of acquired businesses; adverse legislation or regulatory changes affecting the businesses in which Fleet is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

      Fleet regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates. As a general rule, Fleet publicly announces such acquisitions only after a definitive agreement has been reached. As a matter of policy, Fleet generally does not make any specific projections as to future earnings nor does Fleet endorse any projections regarding future performance which may be made by others.

      The Corporation continues to monitor the financial developments in Asian economies. The Corporation has certain relationships with customers in the Asian marketplace. These relationships contain both market and credit risks. Fleet's exposure to the Asian market as of March 12, 1998 was less than $100 million and related primarily to short-term trade related financings.

Item 8. Financial Statements and Supplementary Data

      The following information set forth in the Registrant's 1997 Annual Report to Shareholders is incorporated by reference herein:

      The Consolidated Financial Statements, together with the report thereon by KPMG Peat Marwick LLP (pages 41-45); the "Notes to the Consolidated Financial Statements" (pages 46-64); and the unaudited information presented in the "Quarterly Summarized Financial Information" table (page 65).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant

      The information set forth under the captions "Election of Directors" (pages 3-10), "Certain Information Regarding the Board of Directors - Meetings and Committees" (page 11), "Compensation of Executive Officers -- Severance Agreements and Employment Contracts" (pages 24-25), and "Other Information Relating to Directors, Nominees and Executive Officers" (pages 25-26) in the Registrant's Proxy Statement with respect to the name of each nominee or director, his or her age, his or her positions and offices with the Registrant, his or her service on the Registrant's Board, any arrangement or understanding pursuant to which he or she has or is to be selected as a director or nominee, his or her business experience, his or her directorships held in other public companies, certain family relationships and involvement in certain legal proceedings is incorporated by reference herein.

      The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 1, 1998 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

                                                                                         Age as of
Name                       Positions with the Corporation                              March 1, 1998
----                       ------------------------------                              -------------
Terrence Murray..........  Chairman and Chief Executive Officer                              58
Robert J. Higgins........  President and Chief Operating Officer                             52
H. Jay Sarles.. .........  Vice Chairman and Chief Administrative Officer                    52
David L. Eyles...........  Vice Chairman and Chief Credit Policy Officer                     58
Eugene M. McQuade........  Vice Chairman and Chief Financial Officer                         49
Gunnar S. Overstrom, Jr..  Vice Chairman                                                     55
Michael R. Zucchini......  Vice Chairman and Chief Technology Officer                        51
William C. Mutterperl....  Executive Vice President, Secretary and General Counsel           51
M. Anne Szostak..........  Executive Vice President                                          47
Anne M. Finucane.........  Senior Vice President                                             45
Robert B. Hedges, Jr.....  Senior Vice President                                             39
Douglas L. Jacobs........  Senior Vice President and Treasurer                               50
Brian T. Moynihan........  Senior Vice President, Corporate Strategy and Development         38
Robert C. Lamb, Jr.......  Controller and Chief Accounting Officer                           42

      Terrence Murray joined Fleet in 1962. After serving in various capacities for Fleet National Bank and the Corporation, in 1978, he was elected President of the Corporation. He became Chairman of the Board of Directors and Chief Executive Officer of the Corporation in 1982. He has continued to serve in that capacity, except in 1988 following the Norstar acquisition when he served as President and Chief Operating Officer, and following the Shawmut acquisition until December 1996, when Mr. Murray served as President and Chief Executive Officer. Mr. Murray has been a Director of Fleet since 1976.

      Robert J. Higgins joined Fleet National Bank in 1971 and was elected President in 1986. In 1984, he was named a Vice President of the Corporation. In 1989, he was named an Executive Vice President of the Corporation and Chief Executive Officer of Fleet National Bank. In 1993, he was named a Vice Chairman of the Corporation and is currently responsible for the commercial services and consumer banking divisions. In 1997, Mr. Higgins was named President and Chief Operating Officer of the Corporation.

      H. Jay Sarles is in charge of strategic planning, mergers and acquisitions, staff support functions, credit card operations, venture capital, and mortgage banking. Mr. Sarles joined Fleet National Bank in 1968. In 1980, he was appointed a Vice President of the Corporation. Mr. Sarles was appointed Executive Vice President of the Corporation in February of 1986. In 1991, Mr. Sarles became President and Chief Executive Officer of Fleet Banking Group, Inc. In March 1993, he was named a Vice Chairman of the Corporation. In 1996, Mr. Sarles was named Chairman of Fleet Bank, National Association. In 1997, Mr. Sarles was named Chief Administrative Officer of the Corporation.

      David L. Eyles is the Chief Credit Policy Officer of the Corporation. Between 1988 and 1991, he was Vice Chairman and Chairman of the Credit Policy Committee at Mellon Bank Corporation/Mellon Bank, N.A. Mr. Eyles joined Shawmut in 1992 and served as Vice Chairman and Chief Credit Policy Officer. In 1995, Mr. Eyles was named Executive Vice President of the Corporation. In 1998, he was named a Vice Chairman of the Corporation.

      Eugene M. McQuade joined the Corporation in 1992 as Senior Vice President-Finance. From 1980 to 1991, Mr. McQuade served in various capacities with Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company, having served as its Executive Vice President and Controller from 1985 to 1991. In March 1993, Mr. McQuade was named an Executive Vice President of the Corporation and in July 1993 was elected as Chief Financial Officer. In 1997, Mr. McQuade was named a Vice Chairman.

      Gunnar S. Overstrom is a Vice Chairman of the Corporation responsible for investment services. Prior to the merger of Shawmut with Fleet in 1995, Mr. Overstrom, who joined Shawmut in 1975, served in various capacities at Shawmut, including Chairman, Chief Executive Officer and Director of its banking subsidiaries, as well as President and Chief Operating Officer of Shawmut Corporation from 1988 to 1995.

      Michael R. Zucchini is responsible for the financial services division and national consumer businesses. Mr. Zucchini joined the Corporation in 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut. In 1993, Mr. Zucchini was named a Vice Chairman of the Corporation. In 1997, Mr. Zucchini was named Chief Technology Officer.

      William C. Mutterperl joined Fleet National Bank in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation. In 1998, Mr. Mutterperl was named an Executive Vice President of the Corporation.

      M. Anne Szostak joined Fleet National Bank in 1973. In 1988 she was named Vice President of Human Resources for the Corporation. In 1991 she was named Chairman, President and Chief Executive Officer of Fleet-Maine. In 1994, Ms. Szostak was named Senior Vice President, Human Resources, of the Corporation. In 1998, Ms. Szostak was named an Executive Vice President of the Corporation.

      Anne M. Finucane joined Fleet in 1995 as Senior Vice President and Director of Corporate Marketing and Corporate Communications from her own consulting firm. From 1980 to 1994, Ms. Finucane held various executive positions at the advertising agency of Hill, Holliday, Connors, Cosmopulos, Inc.

      Robert B. Hedges, Jr. is a Senior Vice President responsible for Fleet's retail distribution channels. Mr. Hedges joined Shawmut in 1993 from First Manhattan Consulting Group, where he was Vice President from 1992 to 1993. From 1983 to 1992, Mr. Hedges was Vice President and banking practice leader of the MAC Group, a consulting firm specializing in management consulting.

      Douglas L. Jacobs joined Fleet Mortgage Group in 1988 as Executive Vice President in charge of secondary marketing. Prior to joining Fleet, Mr. Jacobs worked in a variety of positions at Citicorp. Mr. Jacobs was named Director of Capital Markets in 1994 and in 1995 was named Treasurer. Mr. Jacobs is responsible for all funding, investment portfolio, capital markets trading and asset/liability functions. In 1998, Mr. Jacobs was named a Senior Vice President of the Corporation.

      Brian T. Moynihan joined the Corporation in 1993 as Deputy General Counsel. In March 1994, he was named Managing Director, Corporate Strategy and Development for the Corporation. From 1991 to 1993, Mr. Moynihan was a partner in the law firm of Edwards & Angell, where he had been an associate since 1984. In 1998, Mr. Moynihan was named a Senior Vice President of the Corporation.

      Robert C. Lamb, Jr. is the Controller and Chief Accounting Officer for the Corporation. Mr. Lamb joined the Corporation in 1986 as Controller of its data processing subsidiary and was subsequently named Controller of Fleet Services Corporation in 1988. Mr. Lamb was appointed Controller of another affiliate, Fleet Credit Corporation, in 1990 and in 1991 was named Senior Vice President and Chief Financial Officer of RECOLL Management Corporation, Fleet's management and collection subsidiary. In April 1993, Mr. Lamb was named Controller of the Corporation.

Item 11. Executive Compensation

      Pursuant to Instruction G of Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Compensation of Directors" (pages 11-12), "Compensation of Executive Officers" (pages 19-25) and "Compensation Committee Interlocks and Insider Participation" (page 26). Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402 (a)(8) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Pursuant to Instruction G of Form 10-K and Item 403 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Security Ownership of Certain Beneficial Owners" (page 2) and "Security Ownership of Directors and Executive Officers" (pages 13-14).

Item 13. Certain Relationships and Related Transactions

      Pursuant to Instruction G of Form 10-K and Item 404 of Regulation S-K, information set forth under "Indebtedness and Other Transactions" (pages 25-26) in the Corporation's Proxy Statement is incorporated by reference herein.

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

(a)(3).  See the exhibits listed below.

(b) Eight Current Reports on Form 8-K were filed from October 1, 1997 to the date of this Report:

         - Current Report on Form 8-K dated October 15, 1997 announcing third quarter earnings.

         - Current Report on Form 8-K dated November 10, 1997 authorizing the sale of and establishing the terms of $2 billion of Senior Medium-Term Notes and Subordinated Medium-Term Notes under Registration Statement No. 333-37231.

         - Current Report on Form 8-K dated December 10, 1997 reporting the sale of 10,750,000 shares of common stock at a price to the public of $70.375 per share.

         - Current Report on Form 8-K dated January 15, 1998 announcing fourth quarter earnings.

         - Current Report on Form 8-K dated January 15, 1998 reporting the sale of $500 million 6 7/8% Subordinated Debentures Due 2028.

         - Current Report on Form 8-K dated January 26, 1998 reporting the sale of 4,800,000 7.05% Trust Originated Preferred Securities.

         - Current Report on Form 8-K dated February 2, 1998 reporting the consummation of the Quick & Reilly merger.

         - Current Report on Form 8-K dated March 6, 1998 filing Management's Discussion and Analysis, Supplemental Financial Information and the Audited Financial Statements and Notes thereto as of December 31, 1997.

(c)   Exhibit Index

  Exhibit
  Number
  ------

   2(a)    Agreement and Plan of Merger dated December 19, 1995 between the
           Registrant and National Westminster Bank Plc ("NatWest")          (1)

   2(b)    First Amendment to Agreement and Plan of Merger dated May 1,
           1996 between the Registrant and NatWest                           (2)

   3(a)    Restated Articles of Incorporation of the Registrant              (3)

   3(b)    Certificate of Designations establishing the Registrant's
           Series V 7.25% Perpetual Preferred Stock                          (4)

   3(c)    Certificate of Designations establishing the Registrant's
           Series VI 6.75% Perpetual Preferred Stock                         (5)

   3(d)    Certificate of Designations establishing the Registrant's
           Series VII Fixed/Adjustable Rate Cumulative Preferred Stock       (6)

   3(e)    Certificate of Designations establishing Registrant's
           Series VIII Fixed/Adjustable Rate Noncumulative Preferred Stock   (7)

   3(f)    By Laws of the Registrant, as amended                             (8)

   4(a) Rights Agreement dated November 21, 1990 as amended by First Amendment to Rights Agreement dated March 28, 1991, a Second Amendment to Rights Agreement dated July 12, 1991, and a Third
           Amendment to Rights Agreement dated February 20, 1995             (9)
   4(b)    Instruments defining the rights of security holders,
           including indentures                                             (10)
   4(c)    Form of Rights Certificate for stock purchase rights issued to
           Whitehall Associates, L.P., and KKR Partners II, L.P.            (11)
  10(a)*   Form of Change in Control Agreement together with Schedule of
           Persons who have entered into such contracts
  10(b)*   Form of Change in Control Agreement with Gunnar S.
           Overstrom, Jr.                                                   (12)
  10(c)    Stock Purchase Agreement dated July 12, 1991 among Registrant
           and Whitehall Associates, L.P., and KKR Partners II, L.P.        (13)
  10(d)    Exchange Agreement dated December 31, 1995 among Registrant
           and Whitehall Associates, L.P., and KKR Partners II, L.P.        (14)
  10(e)*   Supplemental Compensation Plan for former Norstar directors      (15)
  10(f)*   Fleet Financial Group Directors Retirement Plan                  (16)
  10(g)*   Supplemental Executive Retirement Plan                           (17)
  10(h)*   1994 Performance-Based Bonus Plan for the Named Executive
           Officers                                                         (18)
  10(i)*   Amended and Restated 1992 Stock Option and Restricted Stock Plan (19)
  10(j)*   Employment Agreement dated as of February 20, 1995 between
           Registrant and Joel B. Alvord                                    (20)
  10(k)*   Employment Agreement dated as of February 20, 1995 between
           Registrant and Gunnar S. Overstrom, Jr.                          (21)
  10(l)*   Shawmut National Corporation Stock Option and Restricted Stock
           Award Plan (assumed by Registrant on November 30, 1995)          (22)
  10(m)*   Shawmut National Corporation Secondary Stock Option and
           Restricted Stock Award Plan (assumed by Registrant on
           November 30, 1995)                                               (23)
  10(n)*   Shawmut National Corporation 1989 Nonemployees Directors'
           Restricted Stock Plan (assumed by Registrant on
           November 30, 1995)                                               (24)
  10(o)*   1995 Restricted Stock Plan                                       (25)
  10(p)*   Executive Deferred Compensation Plan No. 1                       (26)
  10(q)*   Executive Deferred Compensation Plan No. 2                       (27)
  10(r)*   Executive Supplemental Plan                                      (28)
  10(s)*   Retirement Income Assurance Plan                                 (29)
  10(t)*   Trust Agreement for the Executive Deferred Compensation Plans
           No. 1 and 2                                                      (30)
  10(u)*   Trust Agreement for the Executive Supplemental Plan              (31)
  10(v)*   Trust Agreement for the Retirement Income Assurance Plan and
           the Supplemental Executive Retirement Plan                       (32)
  10(w)*   Employment Agreement dated September 16, 1997 between Thomas C.
           Quick and The Quick & Reilly Group, Inc. (assumed by a subsidiary of the Registrant on February 1, 1998)
  10(x)*   Letter Agreement dated April 16, 1997 between Registrant and
           Gunnar S. Overstrom, Jr. amending Employment Agreement and
           Change of Control Agreement, each dated February 20, 1995        (33)
  10(y)*   Amendment One to Supplemental Executive Retirement Plan          (34)
  10(z)*   Stock Unit Contract dated December 17, 1997 between Registrant and Terrence Murray
  10(aa)*  Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock
           Option Plan, as amended by Amendment No. 1 to Fleet Financial
           Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan and Amendment No. 2 to Fleet Financial Group, Inc./Quick &
           Reilly Group, Inc. Stock Option Plan                             (35)
  11       Statement re:  computation of per share earnings
  12       Statement re:  computation of ratios
  13       1997 Annual Report to Shareholders                               (36)
  21       Subsidiaries of the Registrant
  23       Independent Auditors' Consent
  27       1997 Financial Data Schedule
  27 (a)   1996 Financial Data Schedule
  27 (b)   1995 Financial Data Schedule

----------

*Management contract, or compensatory plan or arrangement

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

(3) Incorporated by reference to Exhibit 3(a) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(4) Incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K Current Report dated February 21, 1996.

(5) Incorporated by reference to Exhibit 4(b) of Registrant's Form 8-K Current Report dated February 21, 1996.

(6) Incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K Current Report dated March 26, 1996.

(7) Incorporated by reference to Exhibit 4(a) of Registrant's Form 8-K Current Report dated September 27, 1996.

(8) Incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(9) Incorporated by reference to Registrant's Registration Statement Form 8-A dated November 29, 1990, as amended by an Amendment to Application on Report Form 8-A dated September 6, 1991, and as further amended by a Form 8-A/A dated March 17, 1995.

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

(11) Incorporated by reference to Exhibit 4(c) of Registrant's Form 8-K Current Report dated July 12, 1991.

(12) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(13) Incorporated by reference to Exhibit 4 of Registrant's Form 8-K Current Report dated July 12, 1991.

(14) Incorporated by reference to Exhibit 2(b) of Registrant's Form 8-K Current Report dated December 19, 1995.

(15) Incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(16) Incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(17) Incorporated by reference to Exhibit 10(d) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(18) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(19) Incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

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

(29) Incorporated by reference to Exhibit 10(e) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(30) Incorporated by reference to Exhibit 10(f) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(31) Incorporated by reference to Exhibit 10(g) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(32) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(33) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-Q for the quarter ended June 30, 1997.

(34) Incorporated by reference to Exhibit 10(c) of Registrant's Form 10-Q for the quarter ended June 30, 1997.

(35) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (File No. 333-42247).

(36) Pertinent provisions are incorporated by reference to Exhibit 99 of Registrant's Form 8-K Current Report dated March 6, 1998.

(d)   Financial Statement Schedules - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FLEET FINANCIAL GROUP, INC.
                                  (Registrant)

            /s/ Eugene M. McQuade                /s/ Robert C. Lamb, Jr.
    ------------------------------------    ------------------------------------
              Eugene M. McQuade                    Robert C. Lamb, Jr.
              Vice Chairman and                      Controller and
           Chief Financial Officer              Chief Accounting Officer
            Dated March 19, 1998                  Dated March 19, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

             /s/ Terrence Murray                  /s/ Raymond C. Kennedy
    ------------------------------------    ------------------------------------
         Terrence Murray, Chairman,            Raymond C. Kennedy, Director
    Chief Executive Officer and Director

             /s/ Joel B. Alvord                    /s/ Robert J. Matura
    ------------------------------------    ------------------------------------
          Joel B. Alvord, Director              Robert J. Matura, Director

           /s/ William Barnet, III                  /s/ Arthur C. Milot
    ------------------------------------    ------------------------------------
        William Barnet, III, Director            Arthur C. Milot, Director

            /s/ Bradford R. Boss                /s/ Thomas D. O'Connor, Sr.
    ------------------------------------    ------------------------------------
         Bradford R. Boss, Director          Thomas D. O'Connor, Sr., Director

            /s/ Stillman B. Brown                 /s/ Michael B. Picotte
    ------------------------------------    ------------------------------------
         Stillman B. Brown, Director           Michael B. Picotte, Director

         /s/ Paul J. Choquette, Jr.                 /s/ Thomas C. Quick
    ------------------------------------    ------------------------------------
      Paul J. Choquette, Jr., Director           Thomas C. Quick, Director

              /s/ Kim B. Clark                       /s/ Lois D. Rice
    ------------------------------------    ------------------------------------
           Kim B. Clark, Director                 Lois D. Rice, Director

             /s/ John T. Collins                    /s/ John R. Riedman
    ------------------------------------    ------------------------------------
          John T. Collins, Director              John R. Riedman, Director

            /s/ James F. Hardymon                   /s/ Thomas M. Ryan
    ------------------------------------    ------------------------------------
         James F. Hardymon, Director             Thomas M. Ryan, Director

             /s/ Marian L. Heard                    /s/ Samuel O. Thier
    ------------------------------------    ------------------------------------
          Marian L. Heard, Director           Samuel O. Thier, M.D., Director

            /s/ Robert M. Kavner                   /s/ Paul R. Tregurtha
    ------------------------------------    ------------------------------------
         Robert M. Kavner, Director             Paul R. Tregurtha, Director