Form 10-Q
period 1998-03-31
FLEET FINANCIAL GROUP INC
filed 1998-05-14
CIK 50341

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _________   TO  __________

                          COMMISSION FILE NUMBER 1-6366

                           FLEET FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             RHODE ISLAND                               05-0341324
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

          ONE FEDERAL STREET
        BOSTON, MASSACHUSETTS                             02110
   (Address of principal executive                      (Zip Code)
               office)

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

                     YES        X          NO
                          ------------         --------------

The number of shares of common stock of the Registrant outstanding as of April 30, 1998 was 284,167,833.

===============================================================================

                           FLEET FINANCIAL GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1998
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT



                                                                     PAGE

PART I. ITEM 1. FINANCIAL INFORMATION

      Consolidated Statements of Income
           Three Months Ended March 31, 1998 and 1997                3

      Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997                     4

      Consolidated Statements of Changes in Stockholders' Equity
            Three Months Ended March 31, 1998 and 1997               5

      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1998 and 1997                6

      Condensed Notes to Consolidated Financial Statements           7

PART I. ITEM 2.
       Management's Discussion and Analysis of Financial
            Condition and                                            8
           Results of Operations

PART II.  OTHER INFORMATION                                          20

SIGNATURES                                                           22

EXHIBITS                                                             23

                           FLEET FINANCIAL GROUP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 1998               1997
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                  $1,378             $1,309
Interest on securities                                                         162                140
Other                                                                           54                 41
------------------------------------------------------------------------------------------------------
      Total interest income                                                  1,594              1,490
------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    438                416
   Short-term borrowings                                                        84                 43
   Long-term debt                                                               89                 90
   Other                                                                        54                 32
------------------------------------------------------------------------------------------------------
      Total interest expense                                                   665                581
------------------------------------------------------------------------------------------------------
Net interest income                                                            929                909
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                     92                 65
------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                          837                844
------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                                                 201                171
   Banking fees and commissions                                                178                175
   Capital markets revenue                                                     138                 71
   Processing-related revenue                                                   59                142
   Credit card revenue                                                          56                 14
   Other                                                                        63                 40
------------------------------------------------------------------------------------------------------
      Total noninterest income                                                 695                613
------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                          445                459
   Equipment                                                                    80                 79
   Occupancy                                                                    74                 77
   Intangible asset amortization                                                51                 41
   Legal and other professional                                                 31                 29
   Merger-related expenses                                                      73                ---
   Other                                                                       243                219
------------------------------------------------------------------------------------------------------
      Total noninterest expense                                                997                904
------------------------------------------------------------------------------------------------------
Income before income taxes                                                     535                553
Applicable income taxes                                                        212                219
------------------------------------------------------------------------------------------------------
Net income                                                                 $   323            $   334
------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                     $   311            $   317
 Diluted weighted average common shares outstanding                    293,591,781        288,513,429
 Basic earnings per share                                                     1.09               1.13
Diluted earnings per share                                                    1.06               1.10
Dividends declared                                                             .49                .45
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                            MARCH 31,          DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                                                     1998                  1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                        $  5,253             $   5,076
Federal funds sold and securities purchased under agreements to resell                         240                   498
Securities (market value: $11,284 and $9,367)                                               11,279                 9,362
Loans                                                                                       64,986                62,565
Reserve for credit losses                                                                   (1,553)               (1,432)
--------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                   63,433                61,133
--------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                     3,567                 3,510
Mortgages held for resale                                                                    2,416                 1,526
Premises and equipment                                                                       1,258                 1,205
Mortgage servicing rights                                                                    1,653                 1,768
Intangible assets                                                                            2,816                 2,196
Other assets                                                                                 5,772                 4,773
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $97,687               $91,047
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Demand                                                                                   $13,006               $13,148
  Regular savings, NOW, money market                                                        31,898                30,485
  Time                                                                                      23,261                20,102
--------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                     68,165                63,735
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                   3,907                 3,635
Other short-term borrowings                                                                  4,331                 3,870
Due to brokers/dealers                                                                       4,433                 4,316
Long-term debt                                                                               5,095                 4,500
Accrued expenses and other liabilities                                                       3,136                 2,539
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  89,067                82,595
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                                691                   691
Common stock (285,584,715 shares issued in 1998 and 285,602,282
   shares issued in 1997)                                                                        3                     3
Common surplus                                                                               3,315                 3,329
Retained earnings                                                                            4,606                 4,437
Accumulated other comprehensive income                                                          76                    97
Treasury stock, at cost (1,497,527 shares in 1998 and 1,939,464 shares
   in 1997)                                                                                    (71)                 (105)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          8,620                 8,452
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                 $97,687               $91,047
--------------------------------------------------------------------------------------------------------------------------

     SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                    COMMON                          COMPRE-
                                                                   STOCK AT                         HENSIVE
  THREE MONTHS ENDED MARCH 31                          PREFERRED     $.01     COMMON   RETAINED     INCOME      TREASURY
  DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS              STOCK        PAR    SURPLUS   EARNINGS     (LOSS)       STOCK     TOTAL
  ---------------------------------------------------------------------------------------------------------------------------------

1997
----
Balance at December 31, 1996                           $   953        $   3    $3,223    $3,640         $  31    $  (60)    $7,790
Net income                                                                                  334                                334
Other comprehensive loss, net of tax:
   Adjustment of valuation reserve for securities
       available for sale                                                                                 (63)                 (63)
                                                                                                                          ---------
Comprehensive income                                                                                                           271

Cash dividends declared on common stock
   ($0.45 per share)                                                                       (115)                              (115)
Cash dividends declared on preferred stock                                                  (17)                               (17)
Common stock issued in connection with
    employee benefit and stock option plans                                        (6)       (8)                      42        28
Adjustment to retained earnings reflecting pooled
   entity different year end                                                                (23)                               (23)
Treasury stock purchased                                                                                            (376)     (376)
Exchange of Series V preferred stock for trust
   preferred securities                                    (84)                                                                (84)
Other, net                                                                         (2)                                          (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                               $  869        $   3    $3,215    $3,811          $(32)    $ (394)   $7,472
-----------------------------------------------------------------------------------------------------------------------------------

1998
----
Balance at December 31, 1997                           $   691        $   3    $3,329    $4,437          $ 97     $ (105)   $8,452
Net income                                                                                  323                                323
Other comprehensive loss, net of tax:
   Adjustment of valuation reserve for securities
       available for sale                                                                                 (21)                 (21)
                                                                                                                          ---------
Comprehensive income                                                                                                           302

Cash dividends declared on common stock
   ($0.49 per share)                                                                       (139)                              (139)
Cash dividends declared on preferred stock                                                  (13)                               (13)
Common stock issued in connection with
    employee benefit and stock option plans                                       (14)       (2)                      34        18
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                              $   691         $  3    $3,315    $4,606         $  76       $(71)   $8,620
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                                                      1998       1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $    323   $    334
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment                                 54         53
   Amortization of mortgage servicing rights and other intangible assets                  128         96
   Impairment of mortgage servicing rights                                                 75        ---
   Provision for credit losses                                                             92         65
   Deferred income tax (benefit)/expense                                                  (46)        50
   Securities gains                                                                       (51)       (13)
   Merger and restructuring-related charges                                                73        ---
Originations and purchases of mortgages held for resale                                (5,172)    (4,589)
Proceeds from sales of mortgages held for resale                                        4,281      4,815
Increase in due from brokers/dealers                                                      (57)      (269)
Increase in accrued receivables, net                                                     (195)      (147)
Increase in due to brokers/dealers                                                        117        349
Increase/(decrease) in accrued liabilities, net                                           523        (31)
Other, net                                                                               (227)        71
------------------------------------------------------------------------------------------------------------
   Net cash flow (used)/provided by operating activities                                  (82)       784
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                             (2,980)      (983)
Proceeds from maturities of securities available for sale                                 208        763
Proceeds from sales of securities available for sale                                      912        196
Purchases of securities held to maturity                                                 (172)      (147)
Proceeds from maturities of securities held to maturity                                   150        193
Net cash and cash equivalents received from businesses acquired                           380        ---
Loans made to customers, nonbanking subsidiaries                                         (852)      (620)
Principal collected on loans made to customers, nonbanking subsidiaries                   330        412
Net increase in loans, banking subsidiaries                                              (324)      (144)
Purchases of premises and equipment                                                       (59)       (40)
Purchases of mortgage servicing rights                                                    (61)       (73)
------------------------------------------------------------------------------------------------------------
   Net cash flow used in investing activities                                          (2,468)      (443)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits                                                     1,843     (2,932)
Net increase/(decrease) in short-term borrowings                                          218        (48)
Proceeds from issuance of long-term debt                                                  918        ---
Repayments of long-term debt                                                             (398)      (587)
Proceeds from the issuance of common stock                                                 18         28
Repurchase of common stock                                                                ---       (376)
Cash dividends paid                                                                      (130)      (131)
------------------------------------------------------------------------------------------------------------
   Net cash flow (used)/provided by financing activities                                2,469     (4,046)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                 (81)    (3,705)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                                    5,574      9,104
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                        $ 5,493    $ 5,399
------------------------------------------------------------------------------------------------------------

      SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet or the corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1997. On February 1, 1998, the corporation acquired The Quick & Reilly Group, Inc. (Quick & Reilly). Since the Quick & Reilly acquisition was accounted for under the pooling-of-interests method of accounting, all prior periods have been restated to include Quick & Reilly financial information. The corporation's December 31, 1997 Annual Report has been restated for the Quick & Reilly acquisition and has been filed on Form 8-K with the SEC. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the three months ended March 31, 1998 may not be indicative of operating results for the year ending December 31, 1998. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2.  REPORTING COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. Fleet has adopted SFAS No. 130 effective for the current quarter.

NOTE 3.
ACQUISITIONS AND MERGER-RELATED CHARGES

     During the fourth quarter of 1997, the corporation entered into a definitive agreement to acquire the consumer credit card operations of Advanta Corporation (Advanta). This acquisition closed on February 20, 1998 under the purchase method of accounting and as such, the results of Advanta are included for the period subsequent to the acquisition date. Goodwill of approximately $500 million was recorded in connection with this transaction and will be amortized on a straight-line basis over 15 years. Additionally, purchased credit card intangible of approximately $150 million was recorded and will be amortized on a straight-line basis over 6 years. Fleet may be required to make additional payments up to $100 million which will be recorded as goodwill.

     During the first quarter of 1998, the corporation recorded $73 million of merger-related charges in connection with the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. The merger-related charges pertain primarily to exit costs, severance costs and professional fees.

NOTE 4. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS


CASH-FLOW DISCLOSURE
---------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                           1998     1997
---------------------------------------------------------------
Supplemental disclosure for cash paid during the period for:
     Interest expense                         $  594  $  565
     Income taxes, net of refunds                 16      32
---------------------------------------------------------------

---------------------------------------------------------------
Supplemental disclosure of noncash
  investing and financing activities:
       Transfer of loans to foreclosed
         property and repossessed equipment        3       9
       Exchange of Series V preferred stock
         for trust preferred securities          ---      84
       Adjustment to unrealized gain
         (loss) on securities available
           for sale                              (21)    (63)
---------------------------------------------------------------

---------------------------------------------------------------
Assets acquired and liabilities assumed in
   business combinations were as follows:
     Assets acquired, net of cash and cash
          equivalents received                 2,845     ---
     Net cash and cash equivalents received      380     ---
     Liabilities assumed                       3,225     ---
---------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL SUMMARY

-----------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS
EXCEPT PER SHARE DATA                       1998          1997
-----------------------------------------------------------------
EARNINGS
Net income                               $   323       $   334
Net interest income (FTE)(A)                 938           918
-----------------------------------------------------------------
PER COMMON SHARE
Basic earnings                           $  1.09       $  1.13
Diluted earnings                            1.06          1.10
Cash dividends declared                      .49           .45
Book value                                 27.91         23.74
-----------------------------------------------------------------
OPERATING RATIOS
Return on average assets                    1.43%         1.56%
Return on common equity                    16.00         19.17
Efficiency ratio                            56.6          59.1
Equity to assets (period-end)               8.82          8.71
-----------------------------------------------------------------
AT MARCH 31
Total assets                             $97,687       $85,824
Stockholders' equity                       8,620         7,472
Nonperforming assets(B)                      373           704
-----------------------------------------------------------------

(A)  THE FTE ADJUSTMENT INCLUDED IN NET INTEREST INCOME
     WAS $9 MILLION FOR EACH OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.
(B)  NONPERFORMING ASSETS AND RELATED RATIOS AT
     MARCH 31, 1998 AND 1997 DO NOT INCLUDE $176 MILLION
     AND $253 MILLION, RESPECTIVELY, OF NONPERFORMING ASSETS
     CLASSIFIED AS HELD FOR SALE OR ACCELERATED DISPOSITION.

      Fleet reported net income of $323 million, or $1.06 per diluted share, for the quarter ended March 31, 1998, compared to $334 million, or $1.10 per diluted share, in the first quarter of 1997. Return on average assets (ROA) and return on common equity (ROE) were 1.43% and 16.00%, respectively, for the first quarter of 1998, compared to 1.56% and 19.17%, respectively, for the first quarter of 1997.

      The first quarter included merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. Excluding the impact of these charges, the corporation's net income was $367 million, or $1.21 per diluted share, while ROA and ROE were 1.62% and 18.27%, respectively, in the first quarter of 1998.

      Additionally, as a result of the sharply decreasing mortgage-rate environment, the corporation's mortgage banking business experienced a strong acceleration in mortgage prepayments this quarter. To recognize this, the corporation established a $75 million charge against the value of its mortgage servicing rights. The corporation protects itself against a decrease to net income from mortgage prepayments through various hedging strategies because of the anticipated volatility of this asset. As a result of these strategies, the corporation was able to fully offset the impact of this charge through the recognition of $50 million in gains from the securities portfolio, which had substantially increased in value as a result of this interest-rate environment, coupled with $25 million of gains from the sales of mortgage servicing. The corporation's ability to continue to experience similar gains in the future depends on a variety of factors, including the condition of the interest-rate environment. Thus, the likelihood of such gains in the future cannot be predicted.

ACQUISITIONS

      On February 1, 1998, the corporation acquired Quick & Reilly, one of the country's largest national discount brokerage firms. This acquisition was accounted for under the pooling-of-interests method of accounting and, as such, financial results set forth in these financial statements have been restated to include Quick & Reilly. Under the terms of the Quick & Reilly merger, approximately 22 million Fleet common shares were exchanged for all of the outstanding Quick & Reilly common shares at an exchange ratio of 0.578 shares of Fleet for each share of Quick & Reilly.

      Additionally, on February 20, 1998, the corporation completed its acquisition of the consumer credit card operations of Advanta. The Advanta acquisition provided approximately $11.5 billion of managed credit card receivables, of which approximately $2 billion reside on the balance sheet in consumer loans. Since this acquisition was accounted for under the purchase method of accounting, the results of Advanta are included for the period subsequent to the acquisition date.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME STATEMENT ANALYSIS


NET INTEREST INCOME

--------------------------------------- ---------- -----------
THREE MONTHS ENDED MARCH 31
FTE BASIS
DOLLARS IN MILLIONS                          1998        1997
--------------------------------------- ---------- -----------
Interest income                            $1,594      $1,490
Tax-equivalent adjustment                       9           9
Interest expense                              665         581
--------------------------------------- ---------- -----------
Net interest income                        $  938     $   918
--------------------------------------- ---------- -----------

      Net interest income on a fully taxable equivalent basis totaled $938 million for the quarter ended March 31, 1998, compared to $918 million for the same period in 1997. The increase is primarily attributable to strong growth in Fleet's earning assets and increased loan fees. Last year's first quarter included $15 million of net interest income relating to Option One, a mortgage banking subsidiary, and the corporation's indirect auto lending business which were sold in the second and third quarters of 1997, respectively.


NET INTEREST MARGIN AND INTEREST-RATE SPREAD

---------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31          1998                  1997
FTE BASIS                        AVERAGE                AVERAGE
DOLLARS IN MILLIONS              BALANCE    RATE        BALANCE   RATE
---------------------------------------------------------------------------
Securities                       $10,051    6.56 %     $  8,580   6.67 %
Loans                             62,603    8.66         59,687   8.63
Mortgages held for sale            1,637    7.25          1,686   7.59
Due from brokers/dealers           3,749    5.13          2,618   4.36
Other                              1,025    4.99          1,735   5.28
---------------------------------------------------------------------------
Total interest-earning assets     79,065    8.15         74,306   8.16
---------------------------------------------------------------------------
Deposits                          48,596    3.65         48,495   3.48
Short-term borrowings              6,914    4.90          4,175   4.18
Due to brokers/dealers             4,564    4.83          3,080   4.19
Long-term debt                     4,853    7.31          5,003   7.18
---------------------------------------------------------------------------
Interest-bearing liabilities      64,927    4.14         60,753   3.87
---------------------------------------------------------------------------
Interest-rate spread                        4.01                  4.29
Interest-free sources of funds    14,138                 13,553
---------------------------------------------------------------------------
Total sources of funds           $79,065    3.40 %      $74,306   3.17 %
---------------------------------------------------------------------------
Net interest margin                         4.75 %                4.99 %
---------------------------------------------------------------------------

      The corporation's net interest margin for the first quarter of 1998 was 4.75%, a decrease of 24 basis points from the first quarter of 1997. The decrease in net interest margin is primarily attributable to a shift to higher-cost sources of funds, principally, wholesale time deposits and short-term borrowings obtained as part of the Advanta acquisition.

      Average securities increased $1.5 billion from the first quarter of 1997, due to Fleet's efforts to reposition the corporation's interest-rate sensitivity, while the yield remained relatively consistent.

      Average loans increased $5.1 billion to $62.6 billion for the first quarter of 1998, when compared with the first quarter of 1997, excluding $2.2 million of indirect auto loans that were sold in the third quarter of 1997. This growth resulted primarily from loan increases in the commercial, corporate finance, and lease financing portfolios.

      Due from brokers/dealers and due to brokers/dealers both increased in excess of $1 billion as a result of the acquisition of Nash, Weiss & Company, a subsidiary of Quick & Reilly, in the second quarter of 1997.

      Average interest-bearing deposits increased slightly to $48.6 billion in the first quarter of 1998 compared to the first quarter of 1997. The net interest rate paid on average deposits increased to 3.65% for the first quarter of 1998 compared to 3.48% for the same period of 1997. The increase in the cost of deposits reflects a shift in the mix of deposits, partially attributable to an influx of wholesale time deposits as a result of the Advanta acquisition.

      The $2.7 billion increase in average short-term borrowings is attributable to an increase in treasury, tax and loan borrowings as the corporation utilized this favorably priced funding vehicle to replace deposit outflows, principally retail time deposits.

      The $150 million decrease in average long-term debt and 13 basis-point increase in the funding rate was due to scheduled maturities of lower-rate instruments and the issuance of higher-rate instruments, which included an average increase of $301 million in trust preferred securities.



NONINTEREST INCOME

------------------------------------------------ --------- --------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                  1998     1997
------------------------------------------------ --------- --------
Investment services revenue                          $201     $171
Banking fees and commissions                          178      175
Capital markets revenue                               138       71
Processing-related revenue                             59      142
Credit card revenue                                    56       14
Other noninterest income                               63       40
------------------------------------------------ --------- --------
Total noninterest income                             $695     $613
------------------------------------------------ --------- --------

      Noninterest income for the first quarter of 1998 increased $82 million to $695 million compared to $613 million for the same period of 1997, an increase of 13%. Increases were noted in several core revenue categories including investment services revenue, capital markets revenue, as well as credit card revenue, partially offset by decreases in processing-related revenue. These increases primarily reflect the acquisitions of Columbia and the consumer credit card operations of Advanta.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INVESTMENT SERVICES REVENUE

-------------------------------------------- ---------- ----------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                              1998       1997
-------------------------------------------- ---------- ----------
Investment services revenue                      $125       $ 98
Brokerage fees and commissions                     76         73
-------------------------------------------- ---------- ----------
Total investment services revenue                $201       $171
-------------------------------------------- ---------- ----------

      Investment services revenue, which includes the traditional investment services revenue from assets under management, as well as brokerage fees and commissions, increased $30 million, or 18% over the first quarter of 1997. The major components of revenue from assets under management include:


---------------------------------------- --------- -----------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                          1998        1997
---------------------------------------- --------- -----------
Private clients group                        $ 53        $ 48
Columbia Management Company                    23         ---
Retirement plan services                       16          16
Retail investments                             17          17
Not-for-profit institutional services          12          11
Other                                           4           6
---------------------------------------- --------- -----------
Total                                        $125        $ 98
---------------------------------------- --------- -----------

      Investment services revenue, excluding brokerage revenue, increased 28% for the first quarter of 1998 to $125 million compared to $98 million in the first quarter of 1997. This improvement was largely due to the acquisition of Columbia Management Company in December 1997, as well as growth in overall assets under management. Assets under management have grown 68% to $81 billion at March 31, 1998 from $48 billion at March 31, 1997. Fleet's total proprietary mutual fund complex reached $20 billion in assets under management for the first time, as of March 31, 1998, reflecting the corporation's continued focus on developing, acquiring and growing fee-based businesses. The Galaxy funds grew to $13 billion from $10 billion over the same period, and Columbia mutual funds represented $7 billion in assets under management at March 31, 1998.


CAPITAL MARKETS REVENUE
----------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                  1998      1997
----------------------------------------------------------------------
Securities gains                                    $  51     $  13
Brokerage market-making revenue                        31        17
Venture capital revenue                                30        18
Foreign exchange/interest rate products                14        12
Corporate finance fees                                  6         7
Securities trading gains                                6         4
----------------------------------------------------------------------
Total capital markets revenue                        $138     $  71
----------------------------------------------------------------------

      Capital markets revenue increased $67 million to $138 million for the quarter ended March 31, 1998, when compared to the same quarter of 1997. This was due primarily to securities gains taken to offset the impairment in mortgage servicing rights, as well as increased volume in the corporation's market-making activity at its discount brokerage firm, Quick & Reilly. The investments of Fleet Private Equity, the corporation's venture capital business, increased by $12 million when compared with the first quarter of 1997. The corporation's ability to continue to experience increases in the value of these venture capital investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.



PROCESSING-RELATED REVENUE

----------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                  1998      1997
----------------------------------------------------------------------
Student loan servicing fees                         $  28     $  26
Mortgage banking revenue, net                          18       104
Other                                                  13        12
----------------------------------------------------------------------
Total processing-related revenue                     $ 59      $142
----------------------------------------------------------------------



      Processing-related revenue decreased $83 million when compared to the first quarter of 1997 due primarily to a decline in mortgage banking revenue as a result of the impairment in mortgage servicing rights. Student loan servicing fees increased $2 million, or 8%, at AFSA Data Corporation (AFSA), the corporation's student loan servicing subsidiary. AFSA services 5.8 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $39 billion in loans serviced.



MORTGAGE BANKING REVENUE, NET

-----------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                     1998     1997
-----------------------------------------------------------------------
Net loan servicing revenue                              $117     $111
Mortgage production revenue                               29       40
Gains on sales of mortgage servicing                      25       10
Mortgage servicing rights amortization                   (78)     (57)
Impairment charge                                        (75)     ---
-----------------------------------------------------------------------
Total mortgage banking revenue, net                    $  18     $104
-----------------------------------------------------------------------

      Net mortgage banking revenue was $18 million in the first quarter of 1998. The principal cause of the decrease was a $75 million impairment charge taken as a result of increased refinancings in a lower mortgage-rate environment, as well as the sale of Option One during the second quarter of 1997. Partially offsetting this impairment charge was a gain of $25 million on sales of mortgage servicing rights. Loan servicing revenue represents fees received for servicing residential mortgage loans. The $6 million, or 5%, increase in loan servicing revenue is attributable to the corporation receiving a higher servicing spread on mortgage servicing acquired primarily in the latter half of 1997.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Mortgage production revenue declined $11 million to $29 million; however, excluding $21 million pertaining to Option One, production revenue increased $10 million due to increased gains on sales of mortgage loans as a result of more favorable market conditions.

      Mortgage servicing rights (MSRs) amortization increased $21 million to $78 million for the first quarter of 1998 as compared to $57 million for the same period of 1997. The level of amortization increased due to a strong acceleration in prepayments resulting from a decline in mortgage interest rates, coupled with a higher level of amortization of recently purchased mortgage servicing rights with a higher servicing spread. At March 31, 1998, the carrying value and fair value of the corporation's MSRs were $1.7 billion and $1.8 billion, respectively.

      Other noninterest income increased $23 million to $63 million due primarily to revenues resulting from the Advanta and Columbia acquisitions.


NONINTEREST EXPENSE

---------------------------------------------------- ------- --------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                   1998     1997
---------------------------------------------------- ------- --------
Employee compensation and benefits                     $445     $459
Equipment                                                80       79
Occupancy                                                74       77
Intangible asset amortization                            51       41
Legal and other professional                             31       29
Marketing                                                27       22
Printing and mailing                                     23       20
Telephone                                                20       21
Other                                                   173      156
---------------------------------------------------- ------- --------
Total noninterest expense excluding
   merger-related charges                               924      904
Merger-related charges                                   73      ---
---------------------------------------------------- ------- --------
Total noninterest expense                              $997     $904
---------------------------------------------------- ------- --------

      Total noninterest expense for the first quarter of 1998 totaled $997 million compared to $904 million for the same period of 1997. The increase of $93 million over the first quarter of 1997 was due primarily to $73 million of merger-related charges relating to the previously mentioned acquisitions. Excluding merger-related charges, the corporation's efficiency ratio improved from 59.1% to 56.6% from the first quarter of 1997 to the first quarter of 1998, as a result of cost containment initiatives, in combination with revenue growth.

      Employee compensation and benefits decreased $14 million compared with the first quarter of 1997 due to a decline of compensation expense due primarily to divested businesses, partly offset by annual merit increases. Marketing expense increased $5 million over the prior year quarter due to increased marketing initiatives associated with the Advanta and Columbia acquisitions.

      Intangible asset amortization increased $10 million in the first quarter of 1998 when compared to the first quarter of 1997. This increase was due to the acquisition of Columbia in December 1997, Advanta in February 1998 and additional goodwill recorded in connection with the NatWest earnout agreement in the third quarter of 1997. The corporation anticipates additional intangible asset amortization during the second quarter of 1998 due to a full quarter's impact of Advanta.

      During the quarter, the corporation incurred $17 million of expenses relating to Year 2000 projects as the corporation continues the process of updating its computer application systems in preparation for Year 2000. The corporation will continue to incur charges related to this project over the next two to three years.

      During the first quarter of 1998, the corporation recorded $73 million of merger-related charges in connection with the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. The merger-related charges pertain primarily to exit costs, severance costs and professional fees.

      Other noninterest expense increased $17 million to $173 million in the first quarter of 1998 as a result of higher levels of various expenses attributable to the purchases of Advanta and Columbia, as well as increased volume at Quick & Reilly.

INCOME TAXES

      For the first quarter of 1998, the corporation recognized income tax expense of $212 million, an effective tax rate of 39.6%. Tax expense for the same period of 1997 was $219 million, an effective tax rate of 39.6%.

LINES OF BUSINESS

      The financial performance of the corporation is monitored by an internal profitability system, which provides line of business results and key performance measures. The corporation is managed along the following business lines: commercial financial services, retail banking, investment services, national financial services, and treasury.

      Management accounting policies are in place for assigning expenses that are not directly incurred by lines of business, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed risk adjusted methodologies that quantify risk types within business units and assign capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts and organizational hierarchies are periodically refined and

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

results may be restated to reflect changes in methodology and organizational structure. In addition to methodological changes, prior periods have been restated to reflect the Quick & Reilly acquisition, the realignment of direct banking under retail banking, and the creation of a national financial services unit comprised of mortgage banking, credit card, student lending, and venture capital.


FLEET FINANCIAL GROUP
NET INCOME BY LINE OF BUSINESS

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Commercial Financial Services         $101       $  80
Retail Banking                          94         101
Investment Services                     54          47
National Financial Services              5          27
Treasury                                37          26
All Other                               32          53
-----------------------------------------------------------
Total                                 $323        $334
-----------------------------------------------------------



COMMERCIAL FINANCIAL SERVICES

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Income statement data:
  Net interest income              $   316     $   290
  Noninterest income                    94          90
  Provision                             49          53
  Noninterest expense                  187         180
-----------------------------------------------------------
Net income                         $   101    $     80
-----------------------------------------------------------
Balance sheet data:
  Average loans                     36,948      32,909
  Average deposits                  11,653      10,997
-----------------------------------------------------------
Return on equity                        19 %        15 %
-----------------------------------------------------------

      Commercial financial services provides a full range of credit and banking services to various markets. This unit includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, trade finance and cash management services. Commercial financial services earned $101 million in the first quarter of 1998. Compared to the first quarter of 1997, earnings increased $21 million, or 26%, driven by strong loan growth, improved credit quality, higher noninterest revenues, and moderate expense growth. The year over year increase in loan volume was driven by several areas including commercial lending, leasing, and investment banking. Despite increased loan volumes, credit quality improved resulting in lower provision for loan losses (economic based provision is allocated among business lines). In addition to loan growth, deposit growth also contributed to increased net interest income. Deposit growth reflects effective cross selling of cash management services and other deposit products. Increased noninterest income was largely influenced by the continued success of corporate finance activities and the ability to effectively cross sell existing corporate accounts. Fleet's ability to meet the needs of customers in these new and innovative ways serves to strengthen business relationships and market position.



RETAIL BANKING

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Income statement data:
  Net interest income              $   439     $   461
  Noninterest income                   135         131
  Provision                             27          29
  Noninterest expense                  372         376
-----------------------------------------------------------
Net income                        $     94     $   101
-----------------------------------------------------------
Balance sheet data:
  Average loans                     10,081      10,916
  Average deposits                  42,367      44,791
-----------------------------------------------------------
Return on equity                        22 %        23 %
-----------------------------------------------------------

      Retail Banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services through the business entrepreneurial services group
(BESG). Earnings compared to the same quarter a year ago reflect lower loan and deposit balances, increased noninterest income, and lower operating costs. Lower balance sheet volumes and net interest income resulted partly from the reconfiguration of the branch network in the second quarter of 1997, as well as customer migration from traditional deposit products towards higher yielding products and mutual funds. This was offset by increased noninterest revenue from selected repricings, increased electronic banking activity associated with the deployment of almost 300 ATMs late in 1997, and increased debit card activity. Operating costs were down versus the first quarter of 1997 partly due to efficiencies gained in the reconfiguration of the branch network in the second quarter of 1997. These efficiencies helped to fund investments associated with the expansion of alternative delivery channels including remote ATMs, PC banking, and debit card promotions.


INVESTMENT SERVICES

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Income statement data:
  Net interest income               $   46      $   41
  Noninterest income                   240         193
  Provision                              1           1
  Noninterest expense                  192         152
-----------------------------------------------------------
Net income                          $   54      $   47
-----------------------------------------------------------
Balance sheet data:
  Average loans                      3,566       2,978
  Average deposits                   2,106       2,325
-----------------------------------------------------------
Return on equity                        20 %        30 %
-----------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Investment services provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and discount brokerage services. Prior period results have been restated to reflect the acquisition of Quick & Reilly. Investment services earned $54 million in the first quarter of 1998 compared to $47 million in the first quarter of 1997, an increase of 15%. The $7 million increase in earnings is partly due to the acquisition of Columbia Management, as well as growth in other business lines. Loan growth in both the brokerage and private clients group resulted in increased net interest revenues. Noninterest revenues grew significantly reflecting both the Columbia acquisition, as well as growth in assets under management and increased sales of mutual fund and annuity products. Assets under management totaled $81 billion at March 31, 1998, an increase of 68% compared to $48 billion at March 31, 1997. This growth reflects the acquisition of Columbia Management, which contributed $20 billion in assets under management as well as internal growth of 20%. The return on equity of 20% in the first quarter of 1998 reflects the impact of the premium paid in connection with the acquisition of Columbia Management. Excluding the impact of the goodwill associated with that transaction, return on equity would have been 38% in the first quarter of 1998.


NATIONAL FINANCIAL SERVICES

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Income statement data:
  Net interest income               $   75      $   66
  Noninterest income                   142         143
  Provision                             63          44
  Noninterest expense                  146         120
-----------------------------------------------------------
Net income                          $    5      $   27
-----------------------------------------------------------
Balance sheet data:
  Average loans                      3,393       3,220
  Average deposits                   2,243       1,617
-----------------------------------------------------------
Return on equity                         2 %        13 %
-----------------------------------------------------------

      National financial services includes mortgage banking, credit card services, student loan processing, and venture capital services. The following table presents comparative data for the four principal businesses which comprise national financial services.


NATIONAL FINANCIAL SERVICES
NET INCOME BY UNIT

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Venture capital                       $ 15       $  9
Mortgage banking                       (18)        13
Student loan processing                  6          6
Credit card                              2         (1)
-----------------------------------------------------------
Total                                 $  5       $ 27
-----------------------------------------------------------


First quarter 1998 earnings of $5 million include the net impact of impairment charges and related transactions in the mortgage banking unit. Excluding the impact of such items, national financial services earned
$35 million, an increase of $8 million compared to 1997. Improved earnings are primarily the result of higher venture capital revenues.
Venture capital earnings improvement was driven by increased noninterest revenue resulting from both realized and unrealized gains on investments. Venture capital revenue normally varies with market conditions and economic circumstances and as a result, earnings are expected to fluctuate from quarter to quarter. During the current quarter, the mortgage banking unit recorded a charge of $75 million related to the impairment of mortgage servicing rights. This charge was driven by a lower mortgage-rate environment and was entirely offset by gains on sales of servicing rights and gains on the sale of securities recorded in the treasury and all other business units. Earnings in the mortgage banking unit were relatively unchanged year over year after excluding impairment charges and related transactions. Earnings for the credit card unit reflect the acquisition of Advanta.


TREASURY

-----------------------------------------------------------
                                 MARCH 31,   MARCH 31,
DOLLARS IN MILLIONS                   1998        1997
-----------------------------------------------------------
Income statement data:
  Net interest income               $   32      $   33
  Noninterest income                    39          27
  Provision                              4           4
  Noninterest expense                   16          16
-----------------------------------------------------------
Net income                          $   37      $   26
-----------------------------------------------------------
Balance sheet data:
  Average loans                      7,571       6,294
  Average deposits                   5,333       4,262
-----------------------------------------------------------
Return on equity                        48 %        41 %
-----------------------------------------------------------

      Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function, and wholesale funding needs. The Treasury unit earned $37 million compared to first quarter 1997 earnings of $26 million. Earnings for both 1998 and 1997 included after tax security gains of $12 million and $9 million, respectively. Excluding the impact of such gains, higher earnings were also the result of increased noninterest revenues including revenue from the sale of foreign exchange and interest rate protection products, coupled with tight expense controls.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL OTHER

      This unit includes allocated support units, the management accounting control units, and certain transactions or events not driven by specific business lines. Similarly, for comparative purposes, certain businesses sold in late 1997 have also been moved out of their business lines and into this unit. Accordingly, earnings in this unit can fluctuate with changes affecting total company loan loss provision, one time charges, gains and other actions not driven by specific business units.

      Earnings were $32 million compared to $53 million in the first quarter of 1997. Earnings for the first quarter of 1998 included gains on the sale of equity securities ($18 million after tax), taken to offset impairment charges recorded in mortgage banking. Compared to the first quarter of 1997, earnings declined due to the sale of certain businesses in 1997 and the inclusion of one time charges in 1998 in connection with the acquisitions of Quick & Reilly and Advanta. In addition, Fleet also increased its loan loss provision compared to the first quarter of 1997. As a result, earnings in this unit have been negatively impacted to the extent loan loss provision has increased in excess of amounts allocated to the business units on an economic basis.


SECURITIES

------------------------------------------- -------------------------- ------------------------------- ----------------------------
                                                 MARCH 31, 1998            DECEMBER 31, 1997           MARCH 31, 1997
                                                 --------------            -----------------           --------------
                                               AMORTIZED       MARKET   AMORTIZED       MARKET     AMORTIZED        MARKET
DOLLARS IN MILLIONS                                 COST        VALUE        COST        VALUE          COST         VALUE
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
Securities available for sale:
  US Treasury and government agencies            $ 1,204     $  1,211      $1,126       $1,134        $1,058        $1,053
  Mortgage-backed securities                       7,981        8,096       6,177        6,298         6,022         5,961
  Other debt securities                              255          255         186          189            31            31
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
     Total debt securities                         9,440        9,562       7,489        7,621         7,111         7,045
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
  Marketable equity securities                       289          288         256          282           201           213
  Other securities                                   158          158         210          210           207           207
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
     Total securities available for sale           9,887       10,008       7,955        8,113         7,519         7,465
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
     Total securities held to maturity             1,271        1,276       1,249        1,254         1,092         1,095
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------
Total securities                                 $11,158      $11,284      $9,204       $9,367        $8,611        $8,560
------------------------------------------- ------------- ------------ ----------- ------------ ------------- -------------

      The amortized cost of securities available for sale increased $1.9 billion to $9.9 billion at March 31, 1998 compared to December 31, 1997 due to a program designed to reposition the corporation's interest-rate sensitivity. The valuation adjustment on securities available for sale decreased $37 million to an unrealized gain position of $121 million at March 31, 1998, due to gains on sales of securities taken during the quarter.


LOANS

-----------------------------------------------------------------
                            MARCH 31,     DEC. 31,      MARCH 31,
DOLLARS IN MILLIONS             1998         1997           1997
-----------------------------------------------------------------
Commercial and industrial    $33,397      $32,000        $30,081
Lease financing                3,458        3,376          2,602
Commercial real estate:
  Construction                   812          890          1,023
  Interim/permanent            4,672        4,787          5,126
Residential real estate        9,344       10,019          7,921
Consumer                      13,303       11,493         13,318
-----------------------------------------------------------------
Total loans                  $64,986      $62,565        $60,071
-----------------------------------------------------------------

      Total loans increased $2.4 billion from December 31, 1997 to $65 billion at March 31, 1998, resulting primarily from loan growth in the commercial and industrial and lease financing portfolios, as well as $2.2 billion of credit card loans acquired as part of the Advanta acquisition, offset by a decrease in residential loans.

      Commercial and industrial (C&I) loans increased $1.4 billion from December 31, 1997 to March 31, 1998, due primarily to growth in asset-based lending and large corporate loans. Commercial real estate (CRE) loans decreased $193 million from December 31, 1997 to March 31, 1998 due to pay-downs.

      Outstanding residential real estate loans secured by one- to four-family residences decreased $675 million to $9.3 billion at March 31, 1998 compared to $10.0 billion at December 31, 1997. This decline is the result of accelerated prepayments coupled with the sale of residential loans anticipated to prepay in the near future.


CONSUMER LOANS

--------------------------------------------------------------------------
                                 MARCH 31,       DEC. 31,       MARCH 31,
DOLLARS IN MILLIONS                   1998           1997            1997
--------------------------------------------------------------------------
Home equity                        $ 4,662        $ 4,851         $ 4,997
Credit card                          4,741          2,742           3,049
Student loans                        1,046          1,029           1,301
Installment/Other                    2,854          2,871           3,971
--------------------------------------------------------------------------
Total                              $13,303        $11,493         $13,318
--------------------------------------------------------------------------

      Consumer loans increased $1.8 billion from December 31, 1997. The increase is primarily the result of the $2.2 billion acquisition of the consumer credit card portfolio of Advanta, partially offset by $189 million of attrition in the home equity portfolio.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



NONPERFORMING ASSETS(A)

-------------------------------- -------- -------- ------------ --------
DOLLARS IN MILLIONS                C&I      CRE     CONSUMER     TOTAL
-------------------------------- -------- -------- ------------ --------
Nonperforming loans:
  Current or less than 90
    days past due                  $  84    $  54        $   3     $141
  Noncurrent                         115       34           62      211
OREO                                   1        3           17       21
-------------------------------- -------- -------- ------------ --------
Total NPAs March 31, 1998           $200    $  91        $  82     $373
-------------------------------- -------- -------- ------------ --------
Total NPAs December 31, 1997        $257    $  83        $  76     $416
-------------------------------- -------- -------- ------------ --------
Total NPAs March 31, 1997           $344     $164         $196     $704
-------------------------------- -------- -------- ------------ --------

(A) THROUGHOUT THIS DOCUMENT, NPAS AND RELATED RATIOS DO NOT INCLUDE LOANS GREATER THAN 90 DAYS PAST DUE AND STILL ACCRUING INTEREST ($225 MILLION, $202 MILLION, AND $226 MILLION AT MARCH 31, 1998, DECEMBER 31, 1997, AND MARCH 31, 1997, RESPECTIVELY). INCLUDED IN THE 90 DAYS PAST DUE AND STILL ACCRUING INTEREST WERE $194 MILLION, $172 MILLION, AND $186 MILLION OF CONSUMER AND RESIDENTIAL LOANS AT MARCH 31, 1998, DECEMBER 31, 1997, AND MARCH 31, 1997, RESPECTIVELY.

      Nonperforming assets (NPAs) decreased $43 million from December 31, 1997 to $373 million at March 31, 1998. NPAs at March 31, 1998, as a percentage of total loans and OREO and as a percentage of total assets improved to 0.57% and 0.38%, respectively, compared to 0.66% and 0.46%, respectively, at December 31, 1997. This improvement was due primarily to declining levels of nonperforming assets in the commercial and industrial portfolio.



RESERVE FOR CREDIT LOSS ACTIVITY

---------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31
DOLLARS IN MILLIONS                                  1998       1997
---------------------------------------------------------------------
Balance at beginning of year                       $1,432     $1,488
Provision charged against income                       92         65
Loans charged off                                    (122)      (127)
Recoveries of loans charged off                        30         37
---------------------------------------------------------------------
    Net charge-offs                                   (92)       (90)
Acquisitions/Other                                    121         (1)
---------------------------------------------------------------------
Balance at end of period                           $1,553     $1,462
---------------------------------------------------------------------
Ratios of net charge-offs to average loans            .60 %      .61 %
---------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                   2.39       2.43
---------------------------------------------------------------------
Ratio of reserve for credit losses to period-end
  non-performing loans                                441        217
---------------------------------------------------------------------

      Fleet's reserve for credit losses increased from $1,462 million at March 31, 1997 to $1,553 million at March 31, 1998. The overall increase in the reserve for credit losses from the first quarter of 1997 is a result of reserves acquired as part of the acquisition of Advanta. The provision for credit losses for the first quarter of 1998 was $92 million, $27 million higher than the prior year's first quarter. The increase is a result of increased net charge-offs, principally in the credit card portfolio. The corporation anticipates that net charge-offs will increase in the second quarter of 1998 as a result of a full quarter's impact of the Advanta acquisition.


FUNDING SOURCES

-------------------------------- ------------ ------------ ------------
                                  MARCH 31,    DEC. 31,     MARCH 31,
DOLLARS IN MILLIONS                 1998         1997         1997
-------------------------------- ------------ ------------ ------------
Deposits:
  Demand                             $13,006      $13,148      $16,089
  Regular savings, NOW,
     money market                     31,898       30,485       27,738
  Time:
     Domestic                         19,429       16,258       17,545
     Foreign                           3,832        3,844        2,767
-------------------------------- ------------ ------------ ------------
Total deposits                        68,165       63,735       64,139
-------------------------------- ------------ ------------ ------------
Short-term borrowed funds:
  Federal funds purchased              1,456        1,004          588
  Securities sold under agree-
     ments to repurchase               2,451        2,630        2,176
  Commercial paper                       834          811          660
  Other                                3,497        3,060          721
-------------------------------- ------------ ------------ ------------
Total short-term borrowed
     funds                             8,238        7,505        4,145
-------------------------------- ------------ ------------ ------------
Due to brokers/dealers                 4,433        4,316        3,080
-------------------------------- ------------ ------------ ------------
Long-term debt                         5,095        4,500        4,617
-------------------------------- ------------ ------------ ------------
Total                                $85,931      $80,056      $75,981
-------------------------------- ------------ ------------ ------------

      Total deposits increased $4.4 billion to $68.2 billion at March 31, 1998 when compared to December 31, 1997 due principally to the Advanta acquisition, which added $2.4 billion of time deposits, and a $1.0 billion increase in money market deposits as a result of rates aimed at attracting new sources of funds.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The $733 million increase in short-term borrowings since December 31, 1997 is attributable to an increase in federal funds purchased, as well as bank notes acquired as part of the Advanta acquisition. Long-term debt increased $595 million to $5.1 billion at March 31, 1998 when compared to December 31, 1997 due to the issuance of $750 million of subordinated debt, $120 million of trust preferred securities, and $76 million of debt acquired from Advanta, offset by $398 million in repayments.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity, and capital.

MARKET RISK

Market risk is the sensitivity of income to variations in interest rates, foreign exchange rates, commodity prices, and other market-driven rates or prices. As discussed below, the corporation is exposed to market risk in both its non-trading and trading operations.

NON-TRADING MARKET RISK

Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the corporation is exposed. Interest-rate risk is the sensitivity of income to variations in interest rates.

      The major source of the corporation's non-trading interest-rate risk is the difference in the repricing characteristics of the corporation's core banking assets and liabilities - loans and deposits. This difference or mismatch is a risk to net interest income.


      A second major source of the corporation's non-trading interest-rate risk is the sensitivity of its MSRs to prepayments. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR asset and reduce its economic value.

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at March 31, 1998. The following table reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.


---------------------------- ----------------------------------
                                   Estimated Exposure to
        Rate Change                 Net Interest Income
      (Basis Points)               (Dollars in millions)
---------------------------------------------------------------
           +200                               $  10
           -200                                (143)
---------------------------------------------------------------

      The most significant factors affecting the risk exposure of net interest income during the first quarter were the acquisitions of Quick & Reilly and Advanta, the uncertain repricing and run-off of noncontractual deposits and the acceleration of mortgage refinancings. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a modestly asset-sensitive position at the one-year time frame.

      Gap analysis provides a static view of the maturity and repricing characteristics of the on- and off-balance sheet positions. The interest-rate gap is prepared by scheduling all assets, liabilities, and off-balance sheet positions according to scheduled or anticipated repricing or maturity. Interest-rate gap analysis can be viewed as a complement to simulation analysis.

      The corporation's Board limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of March 31, 1998, the estimated exposure was 1.8% asset-sensitive (see the following table).


INTEREST-RATE GAP ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Cumulatively Repriced Within
March 31, 1998                                              3 months     4 to 12     12 to 24        2 to 5     After 5
Dollars in millions, by repricing date                       or less      months       months         years       years     Total
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $57,845      $9,418       $5,063       $10,201     $15,160    $97,687
Total liabilities and stockholders' equity                   (47,856)     (8,970)      (6,220)       (3,374)    (31,267)   (97,687)
Net off-balance sheet                                        (14,003)      5,283        3,046         4,568       1,106        ---
-----------------------------------------------------------------------------------------------------------------------------------
Periodic gap                                                  (4,014)      5,731        1,889        11,395     (15,001)       ---
Cumulative gap                                                (4,014)      1,717        3,606        15,001         ---        ---
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-March 31, 1998      (4.1) %      1.8 %        3.7 %        15.4 %
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-December 31,         4.8         3.6          2.2           9.2
1997
-----------------------------------------------------------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Valuation analysis involves projecting future cash flows from the corporation's assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then summing the discounted cash flows. The corporation's "economic value of equity" (EVE) is the estimated net present value of the discounted cash flows.

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The corporation was in compliance with this limit at March 31, 1998. The following table reflects the corporation's estimated exposure to economic value assuming an immediate shift in interest rates.


---------------------------- ----------------------------------
                                   Estimated Exposure to
        Rate Change                   Economic Value
      (Basis Points)               (Dollars in millions)
---------------------------------------------------------------
           +200                            $   (173)
           +100                                  (7)
           -100                                (413)
           -200                              (1,032)
---------------------------------------------------------------

      Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of March 31, 1998, the corporation had net deferred income of $16 million relating to terminated interest-rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest-rate contracts of approximately 5 years.

      During the first quarter of 1998, the corporation entered into $3.5 billion of receive/fixed swaps to offset swap run-off and control asset sensitivity.

      Off-balance sheet interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs. At March 31, 1998, net hedge gains of $129 million have been deferred and recorded as adjustments to the carrying value of the MSRs. Deferred hedge gains include $9 million of realized hedge losses related to the termination of certain risk-management instruments. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of MSR amortization. At March 31, 1998, the carrying value and fair value of the corporation's MSRs were $1.7 billion and $1.8 billion, respectively.

      During the first quarter of 1998, the corporation terminated $6.0 billion of interest-rate floor agreements and added $3.2 billion of interest-rate swap contracts in its management of the mortgage servicing rights hedge program. These actions were taken to preserve the value of the option hedge position which had appreciated as interest rates declined.



RISK-MANAGEMENT INSTRUMENT ANALYSIS

-----------------------------------------------------------------------------



                                                                  NOTIONAL

DOLLARS IN MILLIONS                                                  VALUE
-----------------------------------------------------------------------------
INTEREST-RATE RISK-MANAGEMENT INSTRUMENTS
 Interest-rate swaps:
  Receive-fixed/pay-variable                                       $10,515
                                                                       617
                                                                     1,724
                                                                       175
                                                           ----------------
                                                                    13,031
-----------------------------------------------------------------------------
  Basis swaps                                                        2,729
-----------------------------------------------------------------------------
Total hedges of net-interest income                                 15,760
-----------------------------------------------------------------------------
MORTGAGE BANKING RISK-MANAGEMENT INSTRUMENTS
Interest rate swaps:

  Receive-fixed/pay-variable, PO swaps                               5,651
Options:
  Interest-rate floors, synthetic floors and swaptions purchased    17,920
  Interest-rate cap corridors sold                                   3,878
-----------------------------------------------------------------------------
  Total options                                                     21,798
-----------------------------------------------------------------------------
Total  hedges of  mortgage  servicing  rights  and  escrow deposits 27,449

-----------------------------------------------------------------------------
Total risk-management instruments                                  $43,209
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             WEIGHTED
                                                                   ASSETS-                    AVERAGE            WEIGHTED AVERAGE
                                                                   LIABILITIES               MATURITY    FAIR          RATE
                                                                                                                 ------------------
DOLLARS IN MILLIONS                                                HEDGED                     (YEARS)   VALUE    RECEIVE    PAY
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-RATE RISK-MANAGEMENT INSTRUMENTS
 Interest-rate swaps:
  Receive-fixed/pay-variable                                       Variable-rate loans
                                                                   Fixed-rate deposits
                                                                   Long-term debt
                                                                   Short-term borrowings

                                                                                                  2.5     $49       6.72 %   6.54 %
-----------------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                                      Deposits                       1.0      (2)      5.74     5.72
-----------------------------------------------------------------------------------------------------------------------------------
Total hedges of net-interest income                                                               2.2      47       6.55     6.40
-----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK-MANAGEMENT INSTRUMENTS
Interest rate swaps:
                                                                   Mortgage servicing rights
  Receive-fixed/pay-variable, PO swaps                                and escrow deposits         4.0       9       5.99     5.66
Options:
  Interest-rate floors, synthetic floors and swaptions purchased   Mortgage servicing rights      3.1     132          -(a)     -(a)
  Interest-rate cap corridors sold                                 Mortgage servicing rights      2.6      (9)         -(a)     -(a)
-----------------------------------------------------------------------------------------------------------------------------------
  Total options                                                                                           123          -        -
-----------------------------------------------------------------------------------------------------------------------------------
Total  hedges of  mortgage  servicing  rights  and  escrow deposits                               3.2     132       5.99     5.66
-----------------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments                                                                 2.9    $179       6.40 %   6.20 %
-----------------------------------------------------------------------------------------------------------------------------------

(a) The mortgage-banking risk-management interest-rate floors, synthetic floors and swaptions purchased, and interest-rate cap corridors sold have weighted average strike rates of 5.49% and 7.71%,respectively.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TRADING MARKET RISK

The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

      The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily exposure to this market risk was $8.8 million, and the maximum daily exposure was $10.2 million during the first quarter of 1998. The increase in EAR from December 31, 1997 was due principally to the first quarter 1998 acquisition of Quick & Reilly.

LIQUIDITY RISK

Liquidity risk-management's objective is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of consumer asset receivables. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends. ALCO is responsible for implementing the Board's policies and guidelines governing liquidity.

      Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. Diversification of liquidity sources by maturity, market, product, and counterparty are mandated through ALCO guidelines. The corporation's banking subsidiaries routinely model liquidity under three economic scenarios, two of which involve increasing levels of economic difficulty and financial market strain. Management also maintains a detailed contingency liquidity plan designed to respond either to an overall decline in the condition of the banking industry or a problem specific to Fleet. The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings, and a bank-note program.

      The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, committed lines of credit and access to the money and capital markets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and earning trends. The corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and, in the case of nonbanking subsidiaries, funds from the parent company.

      At March 31, 1998 and December 31, 1997, the corporation had commercial paper outstanding of $834 million and $811 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at March 31, 1998, with no outstanding balance under this line of credit.

       Fleet has shelf registration statements that provide for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amounts of funds available of approximately $1.137 billion at March 31, 1998. Subsequent to March 31, 1998, the corporation filed a $350 million shelf registration for trust preferred securities and issued $150 million of such securities, bringing the availability of the shelf registrations to $1.337 billion.

      As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $81 million during the first quarter of 1998. The decrease was due to cash used in investing activities of $2.5 billion and cash used in operating activities of $82 million, offset by cash provided by financing activities of $2.5 billion. Net cash used in investing activities was attributable to net purchases of securities and a net increase in loans resulting primarily from loan growth in the commercial and industrial and lease financing portfolios. Net cash provided by financing activities was principally due to an increase in deposits of $1.8 billion and a net increase in long-term debt of $520 million.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CAPITAL

--------------------------------------------------------------------------
                              MARCH 31,       DEC. 31,      MARCH 31,
DOLLARS IN MILLIONS             1998            1997           1997
--------------------------------------------------------------------------
Risk-adjusted assets           $100,087        $90,063         $81,962
Tier 1 risk-based capital
  (4% minimum)                     6.39 %         7.26 %          7.58 %
Total risk-based capital
  (8% minimum)                    10.37          10.71           11.17
Leverage ratio
  (4% minimum)                     7.19           7.66            7.26
Common equity-to-assets            8.12           8.52            7.69
Total equity-to-assets             8.82           9.28            8.71
Tangible common equity-
  to-assets                        5.39           6.26            5.82
Tangible total equity-to-
  assets                           6.12           7.04            6.85
--------------------------------------------------------------------------

      At March 31, 1998, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk-based capital ratios were 6.39 percent and 10.37 percent, respectively, compared with 7.26 percent and 10.71 percent, respectively, at December 31, 1997. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.19 percent at March 31, 1998 compared with 7.66 percent at December 31, 1997.

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

PART II. ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The corporation held its Annual Meeting of Stockholders on April 15, 1998.
(b)      Not applicable.
(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

         Two matters were voted on at the Annual Meeting.

1.       ELECTION OF DIRECTORS

         All 9 nominees for election as directors were elected. There were no abstentions nor broker non-votes for any of the nominees.


           NAME OF DIRECTOR                     FOR                    AGAINST      TERM EXPIRATION
           ----------------                     ---                    -------      ---------------
           Marian L. Heard                  238,890,783              2,945,959            2000
           Joel B. Alvord                   239,222,709              2,614,033            2001
           Bradford R. Boss                 219,056,609             22,780,133            2001
           Stillman B. Brown                239,334,553              2,502,189            2001
           Kim B. Clark                     238,126,063              3,710,679            2001
           James F. Hardymon                239,305,844              2,530,898            2001
           Arthur C. Milot                  239,320,106              2,516,636            2001
           Lois D. Rice                     239,219,724              2,617,018            2001
           John R. Riedman                  239,306,807              2,529,935            2001


         The following directors will continue in office and were not up for re-election.


           Paul J. Choquette, Jr.                                                           1999
           Robert M. Kavner                                                                 1999
           Thomas D. O'Connor                                                               1999
           Michael B. Picotte                                                               1999
           Thomas C. Quick                                                                  1999
           Thomas M. Ryan                                                                   1999
           Paul R. Tregurtha                                                                1999
           William Barnett, III                                                             2000
           John T. Collins                                                                  2000
           Raymond C. Kennedy                                                               2000
           Robert J. Matura                                                                 2000
           Terrence Murray                                                                  2000
           Samuel O. Thier                                                                  2000


2.       RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

         The second proposal voted on by stockholders of the corporation, to approve the appointment of KPMG Peat Marwick LLP to serve as independent auditors of the corporation for the current fiscal year ended December 31, 1998, was approved with 240,683,836 votes cast for, 385,687 votes cast against, and 767,219 abstentions. There were no broker non-votes.

(d)      Not applicable

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

     (b) Ten Form 8-K's were filed during the period from January 1, 1998 to the date of the filing of this report.

           - Current Report on Form 8-K dated January 15, 1998 announcing fourth quarter earnings.

           - Current Report on Form 8-K dated January 15, 1998 reporting the sale of $500 million of 6 7/8% Subordinated Debentures due 2028.

           - Current Report on Form 8-K dated January 26, 1998 reporting the sale of 4,800,000 7.05% Trust Originated Preferred Securities.

           - Current Report on Form 8-K dated February 2, 1998 reporting the consummation of the Quick & Reilly merger.

           - Current Report on Form 8-K dated March 4, 1998 reporting the sale of $250 million of 6.50% Subordinated Notes due 2008.

           - Current Report on Form 8-K dated March 6, 1998 filing the Audited Financial Statements and Notes thereto as of December 31, 1997.

           - Current Report on Form 8-K dated March 30, 1998 filing Unaudited Pro Forma Combined Financial Information for Fleet and Quick & Reilly for the period ended December 31, 1997.

           - Current Report on Form 8-K dated April 15, 1998 announcing first quarter earnings.

           - Current Report on Form 8-K dated April 28, 1998 reporting the sale of 6,000,000 7.15% Trust Originated Preferred Securities.

           - Current Report on Form 8-K dated May 5, 1998 filing the Restated Audited Financial Statements and Notes thereto as of December 31, 1997 reflecting the merger of the registrant and The Quick & Reilly Group, Inc.

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

                                                FLEET FINANCIAL GROUP, INC.
                                                ---------------------------
                                                       (Registrant)

                                                  /s/ Eugene M. Mcquade
                                                  ---------------------
                                                     Eugene M. McQuade
                                                       Vice Chairman
                                                  Chief Financial Officer


                                                  /s/ Robert C. Lamb, Jr.
                                                  -----------------------
                                                    Robert C. Lamb, Jr.
                                                        Controller
                                                 Chief Accounting Officer

DATE:  May 14, 1998