Form 10-Q
period 1998-06-30
FLEET FINANCIAL GROUP INC
filed 1998-08-12
CIK 50341

================================================================================
                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                              -----------------

                                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

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

               YES    X                  NO
                   --------                 --------

   The number of shares of common stock of the Registrant outstanding as of July 31, 1998 was 283,924,673.

================================================================================

FLEET FINANCIAL GROUP, INC.

                 FORM 10-Q FOR QUARTER ENDED JUNE 30, 1998
           TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT
                                                                            PAGE
                                                                            ----
PART I. ITEM 1. FINANCIAL INFORMATION
      Consolidated Statements of Income
           Three Months Ended June 30, 1998 and 1997                          3
           Six Months Ended June 30, 1998 and 1997                            4

      Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                                5

      Consolidated Statements of Changes in Stockholders' Equity
           Six Months Ended June 30, 1998 and 1997                            6

      Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997                            7

      Condensed Notes to Consolidated Financial Statements                    8

PART I. ITEM 2.
      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              9

PART II.  OTHER INFORMATION                                                  21


SIGNATURES                                                                   22

EXHIBITS                                                                     23

                                     FLEET FINANCIAL GROUP, INC.
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (unaudited)

======================================================================================================
FOR THE THREE MONTHS ENDED JUNE 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 1998               1997
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                  $1,481             $1,329
Interest on securities                                                         179                137
Other                                                                           56                 41
------------------------------------------------------------------------------------------------------
      Total interest income                                                  1,716              1,507
------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    474                407
   Short-term borrowings                                                       109                 58
   Long-term debt                                                              104                 84
   Other                                                                        57                 34
------------------------------------------------------------------------------------------------------
      Total interest expense                                                   744                583
------------------------------------------------------------------------------------------------------
Net interest income                                                            972                924
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    118                 83
------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                          854                841
------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                                                 220                164
   Banking fees and commissions                                                182                178
   Processing-related revenue                                                  126                130
   Capital markets revenue                                                     107                 65
   Credit card revenue                                                          98                 15
   Other                                                                        76                223
------------------------------------------------------------------------------------------------------
      Total noninterest income                                                 809                775
------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                          482                443
   Occupancy                                                                    75                 70
   Equipment                                                                    74                 76
   Intangible asset amortization                                                59                 41
   Legal and other professional                                                 34                 35
   Other                                                                       293                360
------------------------------------------------------------------------------------------------------
      Total noninterest expense                                              1,017              1,025
------------------------------------------------------------------------------------------------------
Income before income taxes                                                     646                591
Applicable income taxes                                                        253                244
------------------------------------------------------------------------------------------------------
Net income                                                                  $  393             $  347
======================================================================================================
Net income applicable to common shares                                      $  380             $  331
Diluted weighted average common shares outstanding                     294,380,093        283,814,698
Basic earnings per share                                                    $ 1.34             $ 1.20
Diluted earnings per share                                                    1.29               1.17
Dividends declared                                                             .49                .45
------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            FLEET FINANCIAL GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                   (unaudited)

======================================================================================================
FOR THE SIX MONTHS ENDED JUNE 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 1998               1997
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                  $2,858             $2,638
Interest on securities                                                         342                277
Other                                                                          110                 82
------------------------------------------------------------------------------------------------------
      Total interest income                                                  3,310              2,997
------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    911                823
   Short-term borrowings                                                       195                103
   Long-term debt                                                              193                174
   Other                                                                       110                 64
------------------------------------------------------------------------------------------------------
      Total interest expense                                                 1,409              1,164
------------------------------------------------------------------------------------------------------
Net interest income                                                          1,901              1,833
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    210                148
------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                        1,691              1,685
------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                                                 421                336
   Banking fees and commissions                                                358                352
   Capital markets revenue                                                     245                136
   Processing-related revenue                                                  186                272
   Credit card revenue                                                         154                 29
   Other                                                                       140                263
------------------------------------------------------------------------------------------------------
      Total noninterest income                                               1,504              1,388
------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                          926                902
   Equipment                                                                   154                155
   Occupancy                                                                   149                147
   Intangible asset amortization                                               110                 82
   Legal and other professional                                                 65                 65
   Merger-related charges                                                       73                ---
   Other                                                                       537                578
------------------------------------------------------------------------------------------------------
      Total noninterest expense                                              2,014              1,929
------------------------------------------------------------------------------------------------------
Income before income taxes                                                   1,181              1,144
Applicable income taxes                                                        465                463
------------------------------------------------------------------------------------------------------
Net income                                                                  $  716             $  681
======================================================================================================
Net income applicable to common shares                                      $  691             $  648
Diluted weighted average common shares outstanding                     293,999,643        286,067,372
Basic earnings per share                                                    $ 2.43             $ 2.33
Diluted earnings per share                                                    2.35               2.26
Dividends declared                                                             .98                .90
------------------------------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                  4

                                      FLEET FINANCIAL GROUP, INC.
                                      CONSOLIDATED BALANCE SHEETS
                                            (unaudited)

==========================================================================================================================
                                                                                          JUNE 30,          DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                                                     1998                  1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                      $    5,847             $   5,076
Federal funds sold and securities purchased under agreements to resell                         220                   498
Securities (market value: $11,298 and $9,367)                                               11,293                 9,362
Loans                                                                                       66,754                62,565
Reserve for credit losses                                                                   (1,551)               (1,432)
--------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                   65,203                61,133
--------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                     3,885                 3,510
Mortgages held for resale                                                                    2,875                 1,526
Premises and equipment                                                                       1,238                 1,205
Mortgage servicing rights                                                                    1,668                 1,768
Intangible assets                                                                            2,758                 2,196
Other assets                                                                                 5,726                 4,773
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $ 100,713              $ 91,047
==========================================================================================================================
LIABILITIES
Deposits:
  Demand                                                                                 $  13,101               $13,148
  Regular savings, NOW, money market                                                        32,276                30,485
  Time                                                                                      21,615                20,102
--------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                     66,992                63,735
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                   3,176                 3,635
Other short-term borrowings                                                                  7,971                 3,870
Due to brokers/dealers                                                                       4,983                 4,316
Long-term debt                                                                               5,654                 4,500
Accrued expenses and other liabilities                                                       3,076                 2,539
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  91,852                82,595
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                                691                   691
Common stock (285,584,715 shares issued in 1998 and 285,602,282
   shares issued in 1997)                                                                        3                     3
Common surplus                                                                               3,299                 3,329
Retained earnings                                                                            4,851                 4,437
Accumulated other comprehensive income                                                         105                    97
Treasury stock, at cost (1,737,498 shares in 1998 and 1,939,464 shares
   in 1997)                                                                                    (88 )                (105 )
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          8,861                 8,452
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $100,713              $ 91,047
==========================================================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                      FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (unaudited)

===================================================================================================================================
                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                                    COMMON                           COMPRE-
                                                                   STOCK AT                          HENSIVE
SIX MONTHS ENDED JUNE 30                             PREFERRED       $.01      COMMON  RETAINED      INCOME    TREASURY
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS              STOCK          PAR     SURPLUS  EARNINGS      (LOSS)      STOCK     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
1997
----
Balance at December 31, 1996                           $   953        $   3    $3,223    $3,640         $  31    $  (60)    $7,790
Net income                                                                                  681                                681
Other comprehensive loss, net of tax:
   Adjustment of valuation reserve for securities
       available for sale                                                                                  (6)                  (6)
                                                                                                                          --------
   Comprehensive income                                                                                                        675

Cash dividends declared on common stock
   ($0.90 per share)                                                                       (229)                              (229)
Cash dividends declared on preferred stock                                                  (33)                               (33)
Redemption of preferred stock                              (34)                                                                (34)
Common stock issued in connection with:
    Employee benefit and stock option plans                                       (27)        2                       70        45
    Acquisition of Nash Weiss & Co.                                                16                                           16
Adjustment to retained earnings reflecting pooled
  entity different year-end                                                                 (23)                               (23)
Treasury stock purchased                                                                                            (693)     (693)
Exchange of Series V preferred stock for trust
   preferred securities                                    (84)                                                                (84)
Other, net                                                                         (3)       (2)                       1        (4)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                               $   835        $   3    $3,209    $4,036         $  25     $ (682)   $7,426
-----------------------------------------------------------------------------------------------------------------------------------

1998
Balance at December 31, 1997                           $   691        $   3    $3,329    $4,437          $ 97     $ (105)   $8,452
Net income                                                                                  716                                716
Other comprehensive income, net of tax:
   Adjustment of valuation reserve for securities
       available for sale                                                                                   8                    8
                                                                                                                          --------
    Comprehensive income                                                                                                       724

Cash dividends declared on common stock
   ($0.98 per share)                                                                       (275)                              (275)
Cash dividends declared on preferred stock                                                  (25)                               (25)
Common stock issued in connection with
    employee benefit and stock option plans                                       (30)       (2)                      50        18
Treasury stock purchased                                                                                             (33)      (33)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                               $   691        $   3    $3,299    $4,851          $105     $  (88)   $8,861
===================================================================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                            FLEET FINANCIAL GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

============================================================================================================
SIX MONTHS ENDED JUNE 30
DOLLARS IN MILLIONS                                                                      1998        1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $  716     $   681
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment                                121         106
   Amortization and impairment of mortgage servicing rights                               253         116
   Amortization of other intangible assets                                                110          79
   Provision for credit losses                                                            210         148
   Deferred income tax expense                                                            142         156
   Securities gains                                                                       (51)        (18)
   Merger and restructuring-related charges                                                73         ---
   Net gains on sales of business units                                                   ---        (175)
Originations and purchases of mortgages held for resale                               (12,669)     (7,568)
Proceeds from sales of mortgages held for resale                                       11,320       7,691
(Increase)/decrease in due from brokers/dealers                                          (374)         10
Increase in accrued receivables, net                                                      (88)       (164)
Increase/(decrease) in due to brokers/dealers                                             666         (53)
Increase in accrued liabilities, net                                                      288         553
Other, net                                                                               (327)       (146)
------------------------------------------------------------------------------------------------------------
   Net cash flow provided by operating activities                                         390       1,416
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                             (3,665)     (1,790)
Proceeds from maturities of securities available for sale                                 489         421
Proceeds from sales of securities available for sale                                    1,160       1,256
Purchases of securities held to maturity                                                 (577)       (560)
Proceeds from maturities of securities held to maturity                                   752         759
Net cash and cash equivalents received from businesses acquired                           380         ---
Net increase in loans and leases                                                       (2,737)     (1,785)
Net cash received from sale of business units                                             ---         748
Purchases of premises and equipment                                                       (92)        (75)
Purchases of mortgage servicing rights                                                   (182)       (135)
------------------------------------------------------------------------------------------------------------
   Net cash flow used in investing activities                                          (4,472)     (1,161)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase/(decrease) in deposits                                                       670      (3,842)
Net increase in short-term borrowings                                                   3,050       2,159
Proceeds from issuance of long-term debt                                                1,718          97
Repayments of long-term debt                                                             (564)       (661)
Proceeds from the issuance of common stock                                                 18          45
Repurchase and redemption of common and preferred stock                                   (33)       (727)
Cash dividends paid                                                                      (284)       (268)
------------------------------------------------------------------------------------------------------------
   Net cash flow provided by/(used in) financing activities                             4,575      (3,197)
------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                      493      (2,942)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                                    5,574       9,104
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                         $6,067     $ 6,162
============================================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet or the corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1997. On February 1, 1998, the corporation acquired The Quick & Reilly Group, Inc. (Quick & Reilly). Since the Quick & Reilly acquisition was accounted for under the pooling-of-interests method of accounting, all prior periods have been restated to include Quick & Reilly financial information. The corporation's December 31, 1997 Annual Report has been restated for the Quick & Reilly acquisition and has been filed on Form 8-K with the SEC. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the six months ended June 30, 1998 may not be indicative of operating results for the year ending December 31, 1998.

NOTE 2. ACQUISITIONS AND MERGER-RELATED CHARGES

     During the fourth quarter of 1997, the corporation entered into a definitive agreement to acquire the consumer credit card operations of Advanta Corporation (Advanta). This acquisition closed on February 20, 1998 under the purchase method of accounting and as such, the results of Advanta are included for the period subsequent to the acquisition date. Goodwill of approximately $500 million was recorded in connection with this transaction and is being amortized on a straight-line basis over 15 years. Additionally, purchased credit card intangible of approximately $150 million was recorded. Subject to the level of earnings at Advanta, Fleet may be required to make additional earnout payments up to $100 million over five years, which will be recorded as goodwill.

     During the first quarter of 1998, the corporation recorded $73 million of merger-related charges in connection with the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. The merger-related charges pertain primarily to exit costs, severance costs and professional fees.

NOTE 3. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS


Cash-Flow Disclosure
---------------------------------------------------------------
Six months ended June 30
Dollars in millions                             1998     1997
---------------------------------------------------------------
Supplemental disclosure for cash paid
 during the period for:
     Interest expense                          $1,396   $1,271
     Income taxes, net of refunds                 297      141
---------------------------------------------------------------
---------------------------------------------------------------
Supplemental disclosure of noncash
 investing and financing activities:

       Transfer of loans to foreclosed property
         and repossessed equipment                  6       19

       Reclassification of indirect auto loans
         to held for sale                         ---    2,170

       Exchange of Series V preferred stock
         for trust preferred securities           ---       84

       Adjustment to unrealized gain (loss) on
         securities available for sale              8       (6)

---------------------------------------------------------------
---------------------------------------------------------------
Assets acquired and liabilities assumed in
business combinations were as follows:

  Assets acquired, net of cash and cash
    equivalents received                        2,845       --
  Net cash and cash equivalents received          380       --
  Liabilities assumed                           3,225       --
---------------------------------------------------------------
  Divestitures:
    Assets sold                                    --      541
    Net cash received for divestitures             --      748
    Liabilities sold                               --       24
---------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL SUMMARY


------------------------------------------------------------------------
                                      Three months        Six months
Dollars in millions,                 ended June 30       ended June 30
except per share data                1998      1997      1998     1997
-------------------------------------------------------------------------
Earnings
Net income                        $    393  $   347  $   716   $   681
Net interest income (FTE)(a)           981      933    1,919     1,851
-------------------------------------------------------------------------
Per Common Share
Basic earnings                        1.34     1.20     2.43      2.33
Diluted earnings                      1.29     1.17     2.35      2.26
Cash dividends declared                .49      .45      .98       .90
Book value                           28.78    24.11    28.78     24.11
-------------------------------------------------------------------------
Operating Ratios
Return on average assets              1.59 %   1.62 %   1.51 %    1.59 %
Return on common equity              18.97    20.14    17.51     19.65
Efficiency ratio                      56.8     56.7     56.7      57.9
Equity to assets (period-end)         8.80     8.48     8.80      8.48
-------------------------------------------------------------------------
At June 30
Total assets                      $100,713  $87,573  $100,713  $87,573
Stockholders' equity                 8,861    7,426    8,861     7,426
Nonperforming assets(b)                337      531      337       531
-------------------------------------------------------------------------
-------------------------------------------------------------------------

(a) The FTE adjustment included in net interest income was $9 million for each of the three months ended and $18 for each of the six months ended June 30, 1998 and 1997, respectively.

(b) Nonperforming assets and related ratios at June 30, 1998 and 1997 do not include $147 million and $249 million, respectively, of nonperforming assets classified as held for sale or accelerated disposition.

     Fleet reported net income of $393 million, or $1.29 per diluted share, for the quarter ended June 30, 1998, compared to $347 million, or $1.17 per diluted share, in the second quarter of 1997. Return on average assets (ROA) and return on common equity (ROE) were 1.59% and 18.97%, respectively, for the second quarter of 1998, compared to 1.62% and 20.14%, respectively, for the second quarter of 1997. Net income for the first six months of 1998 was $716 million including merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. Diluted earnings per share rose 4% to $2.35 for the first six months of 1998 compared with $2.26 earned in the first half of 1997. ROA and ROE for the first six months of 1998 were 1.51% and 17.51%, respectively, compared with 1.59% and 19.65%, respectively, for 1997.

     The second quarter of 1997 results include net gains totaling $175 million (pre-tax) on the corporation's sales of Option One, its nonconforming mortgage banking subsidiary, its Corporate Trust division and its Indirect Auto Lending portfolio. Also included in the other noninterest expense category were $155 million of charges pertaining primarily to the impairment of certain technology investments, severance costs and the settlement of a lawsuit.

INCOME STATEMENT ANALYSIS

Net Interest Income


----------------------------- ----------------- -----------------
                                 Three months        Six months
FTE Basis                       ended June 30       ended June 30
Dollars in millions            1998       1997      1998     1997
-----------------------------  -------- --------  -------- --------
Interest income                  $1,716  $1,507    $3,310   $2,997
Tax-equivalent adjustment             9       9        18       18
Interest expense                    744     583     1,409    1,164
-----------------------------  -------- -------- -------- --------
Net interest income              $  981  $   933   $1,919   $1,851
-----------------------------  -------- -------- -------- --------

     Net interest income on a fully taxable equivalent basis (FTE) totaled $981 million for the quarter ended June 30, 1998, compared to $933 million for the same period in 1997. The increase is primarily attributable to the acquisition of Advanta, strong growth in Fleet's earning assets and increased loan fees.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Interest Margin and Interest-Rate Spread
------------------------------------------------------------------------
Three months ended June 30              1998                   1997
FTE Basis                        Average                Average
Dollars in millions              Balance      Rate      Balance     Rate
------------------------------------------------------------------------
Securities                       $11,099     6.58 %     $ 8,327     6.72%
Loans                             66,329     8.68        60,017     8.68
Mortgages held for sale            2,513     7.26         1,444     7.91
Due from brokers/dealers           4,482     4.55         2,628     4.60
Other                              1,018     3.82         1,347     5.40
------------------------------------------------------------------------
Total interest-earning assets     85,441     8.09        73,763     8.24
------------------------------------------------------------------------
Deposits                          51,322     3.70        47,614     3.43
Short-term borrowings              9,005     4.77         4,963     4.62
Due to brokers/dealers             5,167     4.62         3,026     4.58
Long-term debt                     5,572     7.48         4,611     7.33
------------------------------------------------------------------------
Interest-bearing liabilities      71,066     4.20        60,214     3.89
------------------------------------------------------------------------
Interest-rate spread                         3.89                   4.35
Interest-free sources of funds    14,375                 13,549
------------------------------------------------------------------------
Total sources of funds           $85,441                $73,763
------------------------------------------------------------------------
Net interest margin                          4.60 %                 5.07%
------------------------------------------------------------------------

     The corporation's net interest margin for the second quarter of 1998 was 4.60%, a decrease of 47 basis points from the second quarter of 1997. The decrease in net interest margin is primarily attributable to higher-cost sources of funds, principally wholesale time deposits and short-term borrowings, funding the corporation's growth in core commercial loans and the credit card loans obtained as part of the Advanta acquisition, coupled with substantial increases in lower spread activity at the corporation's brokerage subsidiary, Quick & Reilly.

     Average securities increased $2.8 billion from the second quarter of 1997, due to Fleet's efforts to reposition the corporation's interest-rate sensitivity, while the yield declined slightly as a result of a low interest-rate environment.

     Average loans increased $8.5 billion to $66.3 billion for the second quarter of 1998, when compared with the second quarter of 1997, excluding $2.2 billion of indirect auto loans sold in the third quarter of 1997. This growth resulted primarily from the acquisition of Advanta which incrementally added approximately $2.2 billion of average credit card loans and increases in the commercial, corporate finance, and lease financing portfolios.

     Average due from brokers/dealers and due to brokers/dealers both increased approximately $2 billion as a result of increased match book activity and funding of customers' margin accounts at Quick & Reilly.

     The $3.7 billion increase in average interest-bearing deposits compared to the second quarter of 1997 is due primarily to $2.0 billion of time and savings deposits from the acquisition of Advanta. The net interest rate paid on average deposits increased 27 basis points to 3.70% for the second quarter of 1998 compared to the same period of 1997. The increase in the cost of deposits reflects a shift in the mix of deposits, partially attributable to an influx of wholesale time deposits as a result of the Advanta acquisition.

     The $4.0 billion increase in average short-term borrowings is attributable to an increase in both federal funds purchased and treasury, tax and loan borrowings as the corporation utilized these favorably priced funding vehicles to fund asset growth.

     The $961 million increase in average long-term debt was due principally to increases of $737 million in senior and subordinated debt, and the issuance of $225 million in trust preferred securities in order to take advantage of the low interest-rate environment and to strengthen the corporation's regulatory capital ratios.

Noninterest Income

---------------------------------- -------------- -----------------
                                   Three months      Six months
                                   ended June 30   ended June 30
Dollars in millions                1998    1997    1998     1997
---------------------------------- ------ ------- -------- --------
Investment services revenue         $220    $164   $  421   $  336
Banking fees and commissions         182     178      358      352
Processing-related revenue           126     130      186      272
Capital markets revenue              107      65      245      136
Credit card revenue                   98      15      154       29
Other noninterest income              76     223      140      263
---------------------------------- ------ ------- -------- --------
---------------------------------- ------ ------- -------- --------
Total noninterest income            $809    $775   $1,504   $1,388
---------------------------------- ------ ------- -------- --------

     Noninterest income for the second quarter of 1998 increased $34 million to $809 million compared to $775 million for the same period of 1997, an increase of 4%. Excluding $175 million of net gains on sales of business units in the second quarter of 1997, noninterest income increased $209 million, or 35%. Increases were noted in several core revenue categories including investment services revenue, capital markets revenue, as well as credit card revenue, partially offset by decreases in processing-related revenue. These increases primarily reflect the acquisition of the consumer credit card operations of Advanta, strong growth at Quick & Reilly, and enhanced revenue growth in the investment management business, which has been positively impacted by the acquisition of Columbia Management Company (Columbia) in late 1997.

Investment Services Revenue

------------------------------------- -------------- ---------------
                                       Three months    Six months
                                       ended June 30   ended June 30
Dollars in millions                     1998    1997   1998    1997
------------------------------------- ------- ------ ------- -------
Investment services revenue             $136   $ 98    $261    $196
Brokerage fees and commissions            84     66     160     140
------------------------------------- ------- ------ ------- -------
Total investment services revenue       $220   $164    $421    $336
------------------------------------- ------- ------ ------- -------

     Investment services revenue, which includes asset management revenues, as well as brokerage fees and commissions, increased $56 million, or 34% over the second quarter of 1997. Brokerage fees and commissions increased $18 million, or 27%, over the second quarter of 1997 due to increased customer trading volumes as a result of the strong performance in the equity markets.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The major components of investment service revenue excluding brokerage revenue are as follows:

----------------------------- -------------- ---------------
                              Three months     Six months
                              ended June 30  ended June 30

Dollars in millions            1998   1997    1998    1997
----------------------------- ------- ------ ------- -------
Private clients group          $  55  $  49    $106   $  97
Columbia Management Company       27    ---      50     ---
Retail investments                20     15      37      32
Retirement plan services          17     15      33      31
Not-for-profit
 institutional services           13     12      25      23
Other                              4      7      10      13
----------------------------- ------- ------ ------- -------
Total                          $ 136  $  98    $261    $196
----------------------------- ------- ------ ------- -------

     Investment services revenue, excluding brokerage revenue for the second quarter of 1998, increased 39% to $136 million compared to $98 million in the second quarter of 1997. This improvement was largely due to the acquisition of Columbia in December 1997, as well as growth in overall assets under management. Assets under management have grown 53%, including the acquisition of Columbia, to $80 billion at June 30, 1998 from $52 billion at June 30, 1997. These increases reflect the corporation's continued focus on developing, acquiring and growing fee-based businesses. The Galaxy funds grew to $13 billion at June 30, 1998 from $10 billion over the same period in 1997, and Columbia mutual funds represented $7 billion in assets under management at June 30, 1998.

Processing-Related Revenue


--------------------------------------------------------------
                               Three months       Six months
                               ended June 30     ended June 30
Dollars in millions            1998     1997     1998    1997
--------------------------------------------------------------
Mortgage banking revenue, net  $ 78      $ 91    $ 96    $194
Student loan servicing fees      30        26      58      52
Other                            18        13      32      26
--------------------------------------------------------------
Total processing-related
revenue                        $126      $130    $186    $272
--------------------------------------------------------------


     Processing-related revenue decreased $4 million when compared to the second quarter of 1997 due primarily to a decline in mortgage banking revenue as a result of the sale of Option One, which contributed $20 million to the second quarter of 1997. Student loan servicing fees increased $4 million, or 15%, at AFSA Data Corporation (AFSA), the corporation's student loan servicing subsidiary. AFSA services 5.8 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $41 billion in loans serviced. Other processing-related revenue increased $5 million as a result of a full quarter's impact of a recently acquired health care processing company.


Mortgage Banking Revenue, Net
-------------------------------------------------------------------------------
                                           Three months       Six months
                                           ended June 30      ended June 30
Dollars in millions                        1998    1997       1998    1997
-------------------------------------------------------------------------------
Net loan servicing revenue                 $113     $114      $230     $225
Mortgage production revenue                  58       35        85       75
Gains on sales of mortgage servicing          8      ---        34       10
Mortgage servicing rights amortization     (101)     (58)     (178)     (116)
Impairment charge                           ---      ---       (75)     ---
-------------------------------------------------------------------------------
Total mortgage banking revenue, net        $ 78     $ 91      $ 96     $194
-------------------------------------------------------------------------------

     Net mortgage banking revenue was $78 million in the second quarter of 1998. Excluding the sale of Option One during the second quarter of 1997, net mortgage banking revenue increased $7 million, or 10%, compared to the second quarter of 1997. Loan servicing revenue, which remained stable during the second quarter of 1998, represents fees received for servicing residential mortgage loans.

     Mortgage production revenue increased $23 million to $58 million in the second quarter of 1998 as a result of strong loan production volume as loan production volume in the second quarter of 1998 exceeded $9 billion compared to $4.4 billion in the second quarter of 1997. This revenue includes income derived from the loan origination process and net gains on sales of mortgage loans.

     Mortgage servicing rights (MSRs) amortization increased $43 million to $101 million for the second quarter of 1998 as compared to $58 million for the same period of 1997. The level of amortization increased due to a strong acceleration in prepayments resulting from a decline in mortgage interest rates, coupled with a higher level of amortization of recently purchased mortgage servicing rights with a higher servicing spread. At June 30, 1998, the carrying value and fair value of the corporation's MSRs were $1.7 billion and $1.8 billion, respectively.

Capital Markets Revenue

---------------------------------------------------------------------------
                                          Three months       Six months
                                          ended June 30     ended June 30
Dollars in millions                     1998       1997     1998      1997
---------------------------------------------------------------------------
Venture capital revenue                 $ 39        $10     $ 69     $ 28
Brokerage market-making revenue           31         24       62       40
Foreign exchange/interest-rate products   19         11       33       23
Corporate finance fees                    12         10       18       16
Securities trading gains                   6          6       12       11
Securities gains                         ---          4       51       18
--------------------------------------------------------------------------
Total capital markets revenue           $107        $65     $245     $136
--------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Capital markets revenue increased $42 million to $107 million for the quarter ended June 30, 1998 when compared to the same quarter of 1997. This was due primarily to increasing levels of venture capital revenue, increased volume in the corporation's market-making activity at Quick & Reilly, as well as strong foreign exchange and interest-rate product activities. The gains on the investments of Fleet Private Equity, the corporation's venture capital business, increased by $29 million in the second quarter of 1998 when compared with the second quarter of 1997. The corporation's ability to continue to experience increases in the value of these venture capital investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

     Other noninterest income increased $28 million to $76 million when compared to $48 million, excluding $175 million of gains on sales of certain business units, in the second quarter of 1997. This increase is due primarily to revenues resulting from the Advanta acquisition.

Noninterest Expense

------------------------------------ ---------------- -----------------
                                       Three months       Six months
                                       ended June 30    ended June 30
Dollars in millions                     1998     1997    1998     1997
------------------------------------- -------- ------- -------- --------
Employee compensation and benefits     $  482  $  443   $  926   $  902
Occupancy                                  75      70      149      147
Equipment                                  74      76      154      155
Intangible asset amortization              59      41      110       82
Legal and other professional               34      35       65       65
Marketing                                  35      22       62       44
Telephone                                  25      21       46       42
Printing and mailing                       24      20       46       41
Other                                     209     297      383      451
------------------------------------- -------- ------- -------- --------
Total noninterest expense excluding
  merger-related charges                1,017   1,025    1,941    1,929
Merger-related charges                    ---     ---       73      ---
------------------------------------- -------- ------- -------- --------
Total noninterest expense              $1,017  $1,025   $2,014   $1,929
------------------------------------- -------- ------- -------- --------

     Total noninterest expense for the second quarter of 1998 totaled $1,017 million compared to $1,025 million for the same period of 1997. Excluding $155 million of charges in the second quarter of 1997 pertaining primarily to the impairment of certain technology investments, severance costs and the settlement of a lawsuit, noninterest expense increased $147 million in the second quarter of 1998 over the same period in 1997. The increase is primarily attributable to the acquisitions of Advanta and Columbia.

     Employee compensation and benefits increased $39 million compared with the second quarter of 1997 due to increasing levels of compensation expense attributable primarily to Advanta and annual merit increases, partly offset by divested businesses. Marketing expense increased $13 million over the prior year quarter due to increased marketing initiatives associated with the Advanta and Columbia acquisitions.

     Intangible asset amortization increased $18 million in the second quarter of 1998 when compared to the second quarter of 1997. This increase was due to the acquisitions of Columbia and Advanta, as well as additional goodwill recorded in the third quarter of 1997 pertaining to the NatWest earnout agreement.

     Other noninterest expense increased $67 million to $209 million in the second quarter of 1998 compared to $142 million in the second quarter of 1997, excluding $155 million of charges recorded in that quarter, due primarily to the acquisition of Advanta.

IMPACT OF THE YEAR 2000 ISSUE

     The corporation's Year 2000 project is directed by a Year 2000 Executive Management Steering Committee consisting of its President and Vice Chairmen. They provide direct oversight of the Year 2000 initiative and are updated monthly on the project's progress. The corporation's Board of Directors receives project updates on a quarterly basis.

     The corporation has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts. The corporation will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications.

     The corporation has remediated, tested and returned to production more than half of its applications. This activity continues to track in accordance with the original plan and the corporation expects to have substantially completed the remediation and testing of all applications by the end of 1998. The corporation has established a separate test environment to accommodate its Year 2000 testing activity and the anticipated need to test with its customers and other third parties during 1999.

     The corporation relies on several third party service providers for key business processes. It continues to work closely with these companies to monitor the progress of their Year 2000 efforts. The corporation's senior management has conducted on-site visits with its most critical service providers to discuss and assess their Year 2000 readiness. In addition, the corporation is receiving written and verbal verification from its significant third party service providers and vendors as to their Year 2000 readiness.

     The corporation will begin Year 2000 testing with several of these key vendors in the third quarter of 1998 and plans to complete testing by the end of the first quarter of 1999. Validation of Year 2000 readiness of all the corporation's vendors continues with a particular focus on the readiness and alternatives, where possible, for vendors that have been identified as critical.

     While the corporation continues to discuss these matters with, obtain written certification from and test the systems of such other companies as to the Year 2000 compliance, there can be no assurance that any potential impact associated with incompatible systems after December 31, 1999 would not have a material adverse effect on the corporation's business, financial condition or results of operations.

     The corporation had previously established business continuity plans for its lines of business. The corporation is in the process of assessing these plans for the possible impact of Year 2000 anticipated failures. It will adjust its existing business continuity plans where appropriate and possible for those scenarios that may have the most severe impact on its operations. This activity is expected to be substantially complete by the end of the fourth quarter of 1998.

     The corporation continues to anticipate that the cost of the Year 2000 project will not exceed $150 million. During the quarter, the corporation incurred $19 million of expenses and has incurred $52 million of expenses to date.

Income Taxes

     For the second quarter of 1998, the corporation recognized income tax expense of $253 million, an effective tax rate of 39.2%. Tax expense for the same period of 1997 was $244 million, an effective tax rate of 41.3%.

Lines of Business

     The financial performance of the corporation is monitored by an internal profitability system which provides line of business results and key performance measures. The corporation is managed along the following business lines: retail banking, commercial financial services, national financial services, investment services, and treasury.

     Management accounting policies are in place for assigning expenses that are not directly incurred by lines of business, such as overhead, operations and technology expense. Additionally, equity, loan loss provision and loan loss reserves are assigned on an economic basis. The corporation has developed risk adjusted methodologies that quantify risk types within business units and assigns capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts and organizational hierarchies are periodically refined and results may be restated to reflect changes in methodology and organizational structure.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fleet Financial Group
Net Income by Line of Business
---------------------------------------------------------------
For the three months ended             June 30,   June 30,
Dollars in millions                      1998        1997
--------------------------------------------------------------
Retail Banking                           $116      $121
Commercial Financial Services             108        84
National Financial Services                74        20
Investment Services                        58        42
Treasury                                   27        14
All Other                                  10        66
---------------------------------------------------------------
Total                                    $393      $347
---------------------------------------------------------------

Retail Banking
---------------------------------------------------------------
For the three months ended             June 30,   June 30,
Dollars in millions                       1998      1997
---------------------------------------------------------------
Income statement data:
  Net interest income                 $   451    $   476
  Noninterest income                      161        152
  Provision                                29         29
  Noninterest expense                     372        377
---------------------------------------------------------------
Net income                            $   116    $   121
---------------------------------------------------------------
Balance sheet data:
  Average loans                        10,093     10,735
  Average deposits                     42,646     43,933
---------------------------------------------------------------
Return on equity                           27%        27%
---------------------------------------------------------------

     Retail Banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services. The retail banking unit earned $116 million in the second quarter of 1998, which was down slightly from the same period in the prior year. Lower earnings primarily reflect lower deposit volumes resulting partly from the reconfiguration of the branch network in the second quarter of 1997, as well as customer migration from traditional deposit products towards higher yielding products and mutual funds. The impact of lower deposit volumes was mostly offset by higher noninterest revenue from increased debit card and ATM activity associated with the deployment of almost 300 ATMs late in 1997. Operating costs were down versus the second quarter of 1997 partly due to efficiencies gained in the reconfiguration of the branch network in the second quarter of 1997. These efficiencies helped to fund investments associated with the expansion of alternative delivery channels including remote ATMs, PC banking, and debit card volume.


Commercial Financial Services
-----------------------------------------------------------------
For the three months ended             June 30,   June 30,
Dollars in millions                      1998       1997
-----------------------------------------------------------------
Income statement data:
  Net interest income                 $   320     $   292
  Noninterest income                      102          99
  Provision                                52          53
  Noninterest expense                     191         192
-----------------------------------------------------------------
Net income                            $   108     $    84
-----------------------------------------------------------------
Balance sheet data:
  Average loans                        38,958      33,996
  Average deposits                     11,395      11,174
-----------------------------------------------------------------
Return on equity                           20%         15%
-----------------------------------------------------------------

     Commercial financial services includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, government banking, trade finance and cash management services. Commercial financial services earned $108 million in the second quarter of 1998. Compared to the second quarter of 1997, earnings increased $24 million, or 29%, driven mostly by strong loan growth and continued tight expense control. Compared to the prior year, loans increased 15%, or $5.0 billion, reflecting strong loan growth within the commercial banking, specialty lending, and asset-based lending sectors. Despite overall loan growth of 15%, the provision for loan loss was slightly lower than the second quarter of 1997 due to improving credit quality. Increased noninterest income was largely influenced by the continued success of corporate finance activities and the ability to effectively cross sell existing corporate accounts. As a result, corporate finance fees increased by 30%, while cash management and trade services activities increased 12%. These increases were partly offset by several large transactional items recorded in the second quarter of 1997.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


National Financial Services
----------------------------------------------------------------
For the three months ended             June 30,        June 30,
Dollars in millions                      1998            1997
----------------------------------------------------------------
Income statement data:
  Net interest income                  $  128         $   71
  Noninterest income                      280            121
  Provision                                75             49
  Noninterest expense                     213            110
----------------------------------------------------------------
Net income                             $   74         $   20
----------------------------------------------------------------
Balance sheet data:
  Average loans                         4,976          3,079
  Average deposits                      2,651          1,799
----------------------------------------------------------------
Return on equity                           13%             9%
----------------------------------------------------------------
----------------------------------------------------------------


     National financial services includes mortgage banking, credit card services, student loan processing, and venture capital services. The following table presents comparative data for the four principal businesses which comprise national financial services.


National Financial Services
Net Income by Unit
----------------------------------------------------------------
For the three months ended              June 30,        June 30,
Dollars in millions                       1998            1997
----------------------------------------------------------------
Venture capital                           $ 26           $  4
Mortgage banking                            23             12
Student loan processing                      5              5
Credit card                                 20             (1)
----------------------------------------------------------------
Total                                     $ 74           $ 20
----------------------------------------------------------------
----------------------------------------------------------------

     Second quarter earnings of $74 million increased $54 million compared to the same quarter a year ago. Improved earnings were only partly the result of the Advanta acquisition. Mortgage banking and venture capital each recognized increased earnings from higher levels of noninterest revenue. Mortgage banking earnings increased due to higher loan production volumes, driven by refinancing activity and new mortgage volumes as consumers seek to lock in low mortgage interest rates. Increased venture capital income resulted from gains on several managed investments. The growth in credit card earnings reflects the impact of the acquisition of Advanta's credit card unit in the first quarter of 1998.


Investment Services
------------------------------------------------------------
For the three months ended              June 30,   June 30,
Dollars in millions                       1998       1997
------------------------------------------------------------
Income statement data:
  Net interest income                    $  45      $  42
  Noninterest income                       257        189
  Provision                                  1          1
  Noninterest expense                      201        158
------------------------------------------------------------
Net income                              $   58     $   42
------------------------------------------------------------
Balance sheet data:
  Average loans                          3,897      3,006
  Average deposits                       2,117      2,290
------------------------------------------------------------
Return on equity                            22%        27%
------------------------------------------------------------
Assets under management                $80,007    $52,409
------------------------------------------------------------
------------------------------------------------------------

     Investment services provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and discount brokerage services. Investment services earned $58 million in the second quarter of 1998 compared to $42 million in the second quarter of 1997, an increase of 38%. Improved earnings reflect Fleet's continued emphasis on high growth noninterest income generating business lines. Noninterest income increased by $68 million, or 36% reflecting strong growth in brokerage activity and sales of investment products, as well as significant increases in assets under management. Net interest income also increased due to loan growth in both the brokerage and private clients group. Assets under management totaled $80 billion at June 30, 1998, an increase of 53% compared to $52 billion at June 30,1997. This growth reflects the acquisition of Columbia, which had $20 billion in assets under management at June 30, 1998. The return on equity of 22% in the second quarter of 1998 reflects the impact of the premium paid in connection with the acquisition of Columbia. Excluding the impact of the goodwill associated with that transaction, return on equity would have been 40% in the second quarter of 1998.


Treasury
--------------------------------------------------------------
For the three months ended             June 30,      June 30,
Dollars in millions                      1998          1997
--------------------------------------------------------------
Income statement data:
  Net interest income                  $   29        $   27
  Noninterest income                       22             9
  Provision                                 4             3
  Noninterest expense                      15            16
--------------------------------------------------------------
Net income                             $   27        $   14
--------------------------------------------------------------
Balance sheet data:
  Average loans                         7,312         5,975
  Average securities                    9,993         7,347
  Average deposits                      6,953         4,097
--------------------------------------------------------------
Return on equity                           35%           22%
--------------------------------------------------------------
--------------------------------------------------------------

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $27 million compared to second quarter 1997 earnings of $14 million. The increase in earnings of $13 million reflect increased fee income from the sale of foreign exchange and interest-rate protection products, as well as increased residential loan and investment portfolio balances.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All Other

     This unit includes allocated support units, the management accounting control units, and certain transactions or events not driven by specific business lines. Similarly, for comparative purposes, certain businesses sold in late 1997 have also been moved out of their business lines and into this unit. Accordingly earnings in this unit can fluctuate with changes affecting total company loan loss provision, one time charges, gains and other actions not driven by specific business units.

     Earnings were $10 million compared to $66 million in the second quarter of 1997. Lower earnings result from certain businesses sold and transactional gains recorded in the second quarter of 1997. Earnings for the second quarter of 1997 included operating income from discontinued operations, as well as gains associated with the sale of these units.


Securities
-------------------------------------------------------------------------------------------------------------------------
                                              June 30, 1998               March 31, 1998            December 31, 1997
                                        -------------------------   -------------------------   -------------------------
                                         Amortized       Market      Amortized      Market       Amortized       Market
Dollars in millions                           Cost        Value           Cost       Value            Cost        Value
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
Securities available for sale:
  US Treasury and government agencies      $ 1,091       $ 1,106       $ 1,204       $ 1,211        $1,126        $1,134
  Mortgage-backed securities                 7,941         8,094         7,981         8,096         6,177         6,298
  Other debt securities                        494           496           255           255           186           189
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
     Total debt securities                   9,526         9,696         9,440         9,562         7,489         7,621
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
  Marketable equity securities                 315           314           289           288           256           282
  Other securities                             209           209           158           158           210           210
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
   Total securities available for sale      10,050        10,219         9,887        10,008         7,955         8,113
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
   Total securities held to maturity         1,074         1,079         1,271         1,276         1,249         1,254
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
Total securities                           $11,124       $11,298       $11,158       $11,284        $9,204        $9,367
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------
--------------------------------------- -----------   -----------   -----------   -----------   -----------   -----------

     The amortized cost of securities available for sale increased $2.1 billion to $10.1 billion at June 30, 1998 compared to December 31, 1997 due to a program designed to reposition the corporation's interest-rate sensitivity. The valuation adjustment on securities available for sale increased $11 million during this period to an unrealized gain position of $169 million at June 30, 1998.


Loans
----------------------------------------------------------------------
                                    June 30,   March 31,    Dec. 31,
Dollars in millions                  1998        1998         1997
----------------------------------------------------------------------
Commercial and industrial           $34,360    $33,397      $32,000
Lease financing                       3,775      3,458        3,376
Commercial real estate                5,280      5,484        5,677
Residential real estate               9,768      9,344       10,019
Consumer                             13,571     13,303       11,493
----------------------------------------------------------------------
Total loans                         $66,754    $64,986      $62,565
----------------------------------------------------------------------

     Total loans increased $4.2 billion from December 31, 1997 to $66.8 billion at June 30, 1998, resulting primarily from loan growth in the commercial and industrial and lease financing portfolios, as well as the acquisition of the consumer credit card operations of Advanta.

     Commercial and industrial (C&I) loans increased $2.4 billion from December 31, 1997 to June 30, 1998, due primarily to growth in asset-based lending, large corporate loans, and continued participation in the syndication market within the corporation's corporate finance group. Commercial real estate (CRE) loans decreased $397 million from December 31, 1997 to June 30, 1998 due to pay-downs.

     The corporation continues to monitor the financial developments in the Asian economies. The corporation has certain relationships with customers in the Asian marketplace. These relationships contain both market and credit risks. Fleet's exposure to the Asian market as of June 30, 1998 was approximately $125 million and related primarily to short-term trade related financings.

     Outstanding residential real estate loans secured by one- to four-family residences decreased $251 million to $9.8 billion at June 30, 1998 compared to $10.0 billion at December 31, 1997. This decline is the result of accelerated prepayments coupled with the sale of residential loans anticipated to prepay in the near future.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consumer Loans
---------------------------------------------------------------
                            June 30,    March 31,     Dec. 31,
Dollars in millions           1998       1998          1997
---------------------------------------------------------------
Home equity                 $ 4,523     $ 4,662      $ 4,851
Credit card                   5,032       4,741        2,742
Student loans                   984       1,046        1,029
Installment/Other             3,032       2,854        2,871
---------------------------------------------------------------
Total                       $13,571     $13,303      $11,493
---------------------------------------------------------------

     Consumer loans increased $2.1 billion from December 31, 1997. The increase is primarily the result of the acquisition of the consumer credit card portfolio of Advanta.


Nonperforming Assets(a)(b)
---------------------------------------------------------------------------
Dollars in millions                         C&I    CRE    Consumer   Total
---------------------------------------   ------ ------- ---------- -------
Nonperforming loans:
  Current or less than 90 days past due    $ 87    $44      $ 5      $136
  Noncurrent                                 93     31       56       180
OREO                                          1      4       16        21
---------------------------------------   ------ ------- ---------- -------
Total NPAs June 30, 1998                   $181    $79      $77      $337
---------------------------------------   ------ ------- ---------- -------
Total NPAs March 31, 1998                  $200    $91      $82      $373
---------------------------------------   ------ ------- ---------- -------
Total NPAs December 31, 1997               $257    $83      $76      $416
---------------------------------------   ------ ------- ---------- -------


(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($208 million, $225 million, and $202 million at June 30, 1998, March 31, 1998, and December 31, 1997, respectively). Included in the 90 days past due and still accruing interest were $183 million, $194 million, and $172 million of consumer and residential loans at June 30, 1998, March 31, 1998, and December 31, 1997, respectively.

(b) Nonperforming assets and related ratios at June 30, 1998 and 1997 do not include $147 million and $249 million, respectively, of nonperforming assets classified as held for sale or accelerated disposition.

     Nonperforming assets (NPAs) decreased $79 million from December 31, 1997 to $337 million at June 30, 1998. NPAs at June 30, 1998, as a percentage of total loans and OREO and as a percentage of total assets improved to 0.50% and 0.33%, respectively, compared to 0.66% and 0.46%, respectively, at December 31, 1997. This improvement was due primarily to declining levels of nonperforming assets in the commercial and industrial portfolio.



Reserve for Credit Loss Activity
----------------------------------------------------------------
Six months ended June 30
Dollars in millions                              1998      1997
----------------------------------------------------------------
Balance at beginning of year                   $1,432     $1,488
Provision charged against income                  210        148
Loans charged off                                (274)      (262)
Recoveries of loans charged off                    64         70
----------------------------------------------------------------
    Net charge-offs                              (210)      (192)
Acquisitions/Other                                119         (1)
----------------------------------------------------------------
Balance at end of period                       $1,551     $1,443
----------------------------------------------------------------
Ratio of net charge-offs to average loans         .66%       .65%
----------------------------------------------------------------
Ratio of reserve for credit losses to
  period-end loans                               2.32       2.44
----------------------------------------------------------------
Ratio of reserve for credit losses to
period-end nonperforming loans                   491       290
----------------------------------------------------------------


     Fleet's reserve for credit losses increased from $1.432 billion at December 31, 1997 to $1.551 billion at June 30, 1998. The overall increase in the reserve for credit losses from the second quarter of 1997 is a result of reserves acquired as part of the acquisition of Advanta. The provision for credit losses for the first six months of 1998 was $210 million, $62 million higher than the prior year's first six months. The increase is a result of increased net charge-offs, principally in the credit card portfolio.

Funding Sources
-----------------------------------    ---------   ----------   ----------
                                        June 30,    March 31,     Dec. 31,
Dollars in millions                       1998        1998         1997
-----------------------------------    ---------   ----------   ----------
Deposits:
  Demand                                 $13,101     $13,006     $13,148
  Regular savings, NOW, money market      32,276      31,898      30,485
  Time:
     Domestic                             17,948      19,429      16,258
     Foreign                               3,667       3,832       3,844
-----------------------------------    ---------   ----------   ----------
Total deposits                            66,992      68,165      63,735
-----------------------------------    ---------   ----------   ----------
Short-term borrowed funds:
  Federal funds purchased                    722       1,456       1,004
  Securities sold under agree-
    ments to repurchase                    2,454       2,451       2,630
  Commercial paper                           745         834         811
  Other                                    7,226       3,497       3,060
-----------------------------------    ---------   ----------   ----------
Total short-term borrowed
     funds                                11,147       8,238       7,505
-----------------------------------    ---------   ----------   ----------
Due to brokers/dealers                     4,983       4,433       4,316
-----------------------------------    ---------   ----------   ----------
Long-term debt                             5,654       5,095       4,500
-----------------------------------    ---------   ----------   ----------
Total                                    $88,776     $85,931     $80,056
-----------------------------------    ---------   ----------   ----------

     Total deposits increased $3.3 billion to $67.0 billion at June 30, 1998 when compared to December 31, 1997 due principally to a $1.9 billion increase in money market deposits as a result of rates aimed at attracting new sources of funds as well as time and savings deposits acquired as part of the Advanta acquisition.

     The $3.6 billion increase in short-term borrowings since December 31, 1997 is due to increasing levels of treasury, tax and loan borrowings as the corporation utilized this favorably priced funding vehicle. Long-term debt increased $1.2 billion to $5.7 billion at June 30, 1998 when compared to December 31, 1997 due to the issuance of $1 billion of subordinated debt and $270 million of trust preferred securities, as the corporation took advantage of the low interest-rate environment.

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

     The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at June 30, 1998. The following table reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.

------------------------- ----------------------------
                             Estimated Exposure to
      Rate Change             Net Interest Income
     (Basis Points)          (Dollars in millions)
------------------------------------------------------
          +200                         $(10)
          -200                            8
------------------------------------------------------

     The most significant factors affecting the estimated risk exposure of net interest income during the second quarter were the additions of fixed rate assets and swaps plus modifications of assumptions concerning the repricing of noncontractual deposits. In its management of these and other factors influencing the current environment, the corporation has attempted to maintain a near neutral position.

     Gap analysis provides a static view of the maturity and repricing characteristics of the on- and off-balance sheet positions. The interest-rate gap is prepared by scheduling all assets, liabilities, and off-balance sheet positions according to scheduled or anticipated repricing or maturity. Interest-rate gap analysis can be viewed as a complement to simulation analysis.

     The corporation's Board limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of June 30, 1998, the estimated exposure was 0.9% liability-sensitive (see the following table).


Interest-Rate Gap Analysis
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulatively Repriced Within
June 30, 1998                                              3 months          4 to 12     12 to 24    2 to 5   After 5
Dollars in millions, by repricing date                      or less          months       months     years     years       Total
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                $61,144        $8,077        $5,194     $10,602   $15,696    $100,713
Total liabilities and stockholders' equity                   49,964         9,962         6,079       2,702    32,006     100,713
Net off-balance sheet                                       (13,923)        3,762         4,694       3,956     1,511         ---
-----------------------------------------------------------------------------------------------------------------------------------
Periodic gap                                                 (2,743)        1,877         3,809      11,856   (14,799)
Cumulative gap                                               (2,743)         (866)        2,943      14,799      ---
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-June 30, 1998      (2.7)%        (0.9)%         2.9%       14.7%
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-March 31, 1998      (4.1)         1.8           3.7        15.4
-----------------------------------------------------------------------------------------------------------------------------------

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

     The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The corporation was in compliance with this limit at June 30, 1998. The following table reflects the corporation's estimated exposure to economic value assuming an immediate shift in interest rates.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


------------------------- ----------------------------
                             Estimated Exposure to
      Rate Change               Economic Value
     (Basis Points)          (Dollars in millions)
------------------------------------------------------
          +200                        $(150)
          +100                           35
          -100                         (127)
          -200                         (234)
------------------------------------------------------

     Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of June 30, 1998, the corporation had net deferred income of $15 million relating to terminated interest-rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest-rate contracts of approximately 6.5 years.

     During the second quarter of 1998, the corporation entered into $1.4 billion of receive-fixed/pay-variable swaps to offset swap run-off and control asset sensitivity.

     Off-balance sheet interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs. At June 30, 1998, net hedge gains of $172 million have been deferred and recorded as adjustments to the carrying value of the MSRs. Deferred hedge gains include $4 million of realized hedge losses related to the termination of certain risk-management instruments. Amounts paid for interest-rate contracts are amortized over the life of the contracts and are included as a component of MSR amortization. At June 30, 1998, the carrying value and fair value of the corporation's MSRs were $1.7 billion and $1.8 billion, respectively.

     During the first half of 1998, the corporation terminated $10.1 billion of interest-rate floor agreements and added $6.3 billion and $4.3 billion of interest-rate floors and swap contracts in its management of the mortgage servicing rights hedge program. These actions were taken to preserve the value of the option hedge position which had appreciated as interest rates declined.


Risk-Management Instrument Analysis
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           Weighted             Weighted Average
                                                                  Assets-                   Average                   Rate
                                                       Notional   Liabilities              Maturity    Fair     -----------------
Dollars in millions                                       Value   Hedged                    (Years)   Value     Receive    Pay
---------------------------------------------------------------------------------------------------------------------------------
Interest-rate risk-management instruments
Interest-rate swaps:
  Receive-fixed/pay-variable                            $10,980   Variable-rate loans
                                                            616   Fixed-rate deposits
                                                          2,117   Long-term debt
                                                            175   Short-term borrowings
                                                   -------------
                                                         13,888                                 2.8   $  47     6.69%     6.50%
---------------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                             2,729   Deposits                       .8      (1)    5.69      5.69
---------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                      16,617                                 2.5      46     6.52      6.37
---------------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk-management instruments
Interest rate swaps:

                                                                     Mortgage servicing
  Receive-fixed/pay-variable, PO swaps                    6,721      rights and escrow deposits 3.9      46     5.96      5.48

Options:

  Interest-rate floors, synthetic floors and swaptions
    purchased                                            20,145      Mortgage servicing rights  3.4     131        - (a)    - (a)

  Interest-rate cap corridors sold                        4,309      Mortgage servicing rights  2.0     ---        - (a)    - (a)

  Call options purchased                                    180      Mortgage servicing rights   .3       1        -        -
---------------------------------------------------------------------------------------------------------------------------------
  Total options                                          24,634                                         132        -        -
---------------------------------------------------------------------------------------------------------------------------------
Total  hedges of  mortgage  servicing  rights  and
escrow deposits                                          31,355                                 3.6     178     5.96       5.48
---------------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments                       $47,972                                 3.2    $224     6.36 %     6.11 %
---------------------------------------------------------------------------------------------------------------------------------


(a) The mortgage-banking risk-management interest-rate floors, synthetic floors and swaptions purchased, and interest-rate cap corridors sold have weighted average strike rates of 5.62% and 7.69%, respectively.

Trading Market Risk

The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

     The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exposure to this market risk was $8.1 million, and the maximum daily exposure was $14.7 million during the second quarter of 1998. The increase in EAR from December 31, 1997 was due principally to the first quarter acquisition of Quick & Reilly.

Liquidity Risk

Liquidity risk-management's objective is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of consumer asset receivables. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends. Asset-Liability Management Committee (ALCO) is responsible for implementing the Board's policies and guidelines governing liquidity.

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

     At June 30, 1998 and December 31, 1997, the corporation had commercial paper outstanding of $745 million and $811 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at June 30, 1998, with no outstanding balance under this line of credit.

     Fleet has shelf registration statements that provide for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amounts of funds available of approximately $1.087 billion at June 30, 1998. Subsequent to June 30, 1998, the corporation issued $250 million of subordinated debt, bringing the availability of the shelf registration to $837 million.

     As shown in the consolidated statement of cash flows, cash and cash equivalents increased by $493 million during the first half of 1998. The increase was due to cash provided by operating activities of $390 million and by financing activities of $4.6 billion, offset by cash used in investing activities of $4.5 billion. Net cash provided by financing activities was principally due to a net increase in short-term borrowings of $3.1 billion and a net increase in long-term debt of $1.2 billion. Net cash used in investing activities was attributable to net purchases of securities and a net increase in loans resulting primarily from loan growth in the commercial and industrial and consumer credit card portfolios.


CAPITAL
---------------------------------------------------------------
                             June 30,      March 31,     June 30,
Dollars in millions            1998          1998          1997
---------------------------------------------------------------
Risk-adjusted assets         $99,464      $100,087     $84,333
Tier 1 risk-based capital
  (4% minimum)                  6.84%         6.39%       7.28%
Total risk-based capital
  (8% minimum)                 10.95         10.37       10.76
Leverage ratio
  (4% minimum)                  7.05          7.19        7.25
Common equity-to-assets         8.11          8.12        7.53
Total equity-to-assets          8.80          8.82        8.48
Tangible common equity-
  to-assets                     5.53          5.39        5.73
Tangible total equity-to-
  assets                        6.23          6.12        6.70
---------------------------------------------------------------

     At June 30, 1998, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk-based capital ratios were 6.84 percent and 10.95 percent, respectively, compared with 6.39 percent and 10.37 percent, respectively, at March 31, 1998. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.05 percent at

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 1998 compared with 7.19 percent at March 31, 1998.



CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains statements relating to future results of the corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the corporation's market, equity and bond market fluctuations, personal and corporate customers' bankruptcies, inflation, acquisitions and integrations of acquired businesses, risks relating to Year 2000 issues (particularly with respect to compliance by third parties on which the corporation relies), as well as other risks and uncertainties detailed from time to time in the filings of the corporation with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

PART II.  ITEM 6.

(a)     Exhibit Index


   Exhibit
   Number
   -------
     4*        Instruments defining the rights of security holders, including Debentures
    10(a)      Amendment One to Amended and Restated Agreement for Eugene M. McQuade
    10(b)      Amendment Two to Supplemental Executive Retirement Plan
    10(c)      Amendment Three to Supplemental Executive Retirement Plan
    10(d)      Amendment One to Retirement Income Assurance Plan
    11         Statement re: computation of per share earnings
    12         Statement re: computation of ratios
    27         Financial data schedule



* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

    (b) Six Form 8-K's were filed during the period from April 1, 1998 to the date of the filing of this report.

        - Current Report on Form 8-K dated April 15, 1998 announcing first quarter earnings.

        - Current Report on Form 8-K dated April 28, 1998 reporting the sale of 6,000,000 7.17% Trust Originated Preferred Securities.

        - Current Report on Form 8-K dated May 5, 1998 filing the
          Restated Audited Financial Statements and Notes thereto as of December 31, 1997 reflecting the merger of the registrant and The Quick & Reilly Group, Inc.

        - Current Report on Form 8-K dated May 20, 1998 reporting the issuance of $250 million of 6.375% Subordinated Notes.

        - Current Report on Form 8-K dated July 10, 1998 reporting the issuance of $250 million of 6.70% Subordinated Debentures.

        - Current Report on Form 8-K dated July 15, 1998 announcing second quarter earnings and a two-for-one stock split.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Fleet Financial Group, Inc.
                           ---------------------------
                                   (Registrant)

                              /s/ Eugene M. McQuade
                           ---------------------------
                                Eugene M. McQuade
                                  Vice Chairman
                             Chief Financial Officer

                             /s/ Robert C. Lamb, Jr.
                            --------------------------
                               Robert C. Lamb, Jr.
                                    Controller
                             Chief Accounting Officer

DATE: August 12, 1998