Form 10-Q
period 1998-09-30
FLEET FINANCIAL GROUP INC
filed 1998-11-13
CIK 50341

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

The number of shares of common stock of the Registrant outstanding as of October 31, 1998 was 568,336,222.

================================================================================

                           FLEET FINANCIAL GROUP, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1998
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                          PAGE

PART I. ITEM 1. FINANCIAL INFORMATION

      Consolidated Statements of Income
           Three Months Ended September 30, 1998 and 1997                   3
           Nine Months Ended September 30, 1998 and 1997                    4

      Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997                        5

      Consolidated Statements of Changes in Stockholders' Equity
            Nine Months Ended September 30, 1998 and 1997                   6

      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1998 and 1997                   7

      Condensed Notes to Consolidated Financial Statements                  8

PART I. ITEM 2.

       Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            9

PART II.  OTHER INFORMATION                                                22

SIGNATURES                                                                 23

EXHIBITS                                                                   24

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 1998               1997
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                 $ 1,514            $ 1,356
Interest on securities                                                         164                143
Other                                                                           51                 41
------------------------------------------------------------------------------------------------------
      Total interest income                                                  1,729              1,540
------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                    471                410
   Short-term borrowings                                                       115                 72
   Long-term debt                                                              118                 83
   Other                                                                        55                 41
------------------------------------------------------------------------------------------------------
      Total interest expense                                                   759                606
------------------------------------------------------------------------------------------------------
Net interest income                                                            970                934
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    120                 85
------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                          850                849
------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                                                 210                178
   Banking fees and commissions                                                197                180
   Processing-related revenue                                                  129                101
   Capital markets revenue                                                     124                103
   Credit card revenue                                                         117                 16
   Other                                                                        66                 41
------------------------------------------------------------------------------------------------------
      Total noninterest income                                                 843                619
------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                          489                428
   Equipment                                                                    77                 81
   Occupancy                                                                    75                 74
   Intangible asset amortization                                                58                 43
   Legal and other professional                                                 41                 22
   Other                                                                       302                225
------------------------------------------------------------------------------------------------------
      Total noninterest expense                                              1,042                873
------------------------------------------------------------------------------------------------------
Income before income taxes                                                     651                595
Applicable income taxes                                                        250                243
------------------------------------------------------------------------------------------------------
Net income                                                                 $   401            $   352
------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                     $   388            $   336
 Diluted weighted average common shares outstanding                    587,088,038        562,058,062
 Basic earnings per share                                                  $   .68            $   .62
Diluted earnings per share                                                     .66                .60
Dividends declared                                                            .245               .225
------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 FLEET FINANCIAL GROUP, INC.
                              CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)

------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS                                 1998               1997
------------------------------------------------------------------------------------------------------
Interest and fees on loans                                                 $ 4,372            $ 3,993
Interest on securities                                                         506                421
Other                                                                          161                123
------------------------------------------------------------------------------------------------------
      Total interest income                                                  5,039              4,537
------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                  1,383              1,233
   Short-term borrowings                                                       305                172
   Long-term debt                                                              311                257
   Other                                                                       169                108
------------------------------------------------------------------------------------------------------
      Total interest expense                                                 2,168              1,770
------------------------------------------------------------------------------------------------------
Net interest income                                                          2,871              2,767
------------------------------------------------------------------------------------------------------
Provision for credit losses                                                    330                233
------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                        2,541              2,534
------------------------------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                                                 631                513
   Banking fees and commissions                                                556                532
   Capital markets revenue                                                     369                239
   Processing-related revenue                                                  315                372
   Credit card revenue                                                         271                 45
   Other                                                                       206                306
------------------------------------------------------------------------------------------------------
      Total noninterest income                                               2,348              2,007
------------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                        1,415              1,330
   Equipment                                                                   231                236
   Occupancy                                                                   224                220
   Intangible asset amortization                                               167                125
   Legal and other professional                                                107                 87
   Merger-related charges                                                       73                ---
   Other                                                                       840                804
------------------------------------------------------------------------------------------------------
      Total noninterest expense                                              3,057              2,802
------------------------------------------------------------------------------------------------------
Income before income taxes                                                   1,832              1,739
Applicable income taxes                                                        715                706
------------------------------------------------------------------------------------------------------
Net income                                                                 $ 1,117            $ 1,033
------------------------------------------------------------------------------------------------------
Net income applicable to common shares                                     $ 1,079            $   984
 Diluted weighted average common shares outstanding                    587,600,638        568,744,580
 Basic earnings per share                                                  $  1.90            $  1.78
Diluted earnings per share                                                    1.84               1.73
Dividends declared                                                            .735               .675
------------------------------------------------------------------------------------------------------

          SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                     SEPTEMBER 30,          DECEMBER 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AMOUNTS                                                     1998                  1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                       $   4,606             $   5,076
Federal funds sold and securities purchased under agreements to resell                         153                   498
Securities (market value: $10,232 and $9,367)                                               10,227                 9,362
Loans                                                                                       68,205                62,565
Reserve for credit losses                                                                   (1,552)               (1,432)
--------------------------------------------------------------------------------------------------------------------------
Net loans                                                                                   66,653                61,133
--------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                     3,248                 3,510
Mortgages held for resale                                                                    2,638                 1,526
Premises and equipment                                                                       1,223                 1,205
Mortgage servicing rights                                                                    1,159                 1,768
Intangible assets                                                                            2,927                 2,196
Other assets                                                                                 6,645                 4,773
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $  99,479             $  91,047
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Demand                                                                                 $  12,187             $  13,148
  Regular savings, NOW, money market                                                        32,721                30,485
  Time                                                                                      21,047                20,102
--------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                     65,955                63,735
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to
  repurchase                                                                                 3,595                 3,635
Other short-term borrowings                                                                  5,840                 3,870
Due to brokers/dealers                                                                       4,307                 4,316
Long-term debt                                                                               7,368                 4,500
Accrued expenses and other liabilities                                                       3,239                 2,539
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                  90,304                82,595
--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock                                                                                691                   691
Common stock (571,169,430 shares issued in 1998 and 571,204,564
   shares issued in 1997)                                                                        6                     3
Common surplus                                                                               3,292                 3,329
Retained earnings                                                                            5,102                 4,437
Accumulated other comprehensive income                                                         180                    97
Treasury stock, at cost (3,649,012 shares in 1998 and 3,878,928 shares
   in 1997)                                                                                    (96)                 (105)
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                          9,175                 8,452
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $  99,479             $  91,047
--------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                                                      OTHER
                                                                    COMMON                            COMPRE-
                                                                   STOCK AT                           HENSIVE
NINE MONTHS ENDED SEPTEMBER 30                       PREFERRED       $.01      COMMON   RETAINED       INCOME    TREASURY
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS          STOCK          PAR     SURPLUS   EARNINGS       (LOSS)     STOCK    TOTAL
---------------------------------------------------------------------------------------------------------------------------------
1997
Balance at December 31, 1996                           $   953        $   3    $3,223    $3,640         $  31    $  (60)    $7,790
Net income                                                                                1,033                              1,033
Other comprehensive income, net of tax:
   Adjustment to unrealized gain on securities
       available for sale                                                                                  40                   40
                                                                                                                            ------
   Comprehensive income                                                                                                      1,073

Cash dividends declared on common stock
   ($.675 per share)                                                                       (343)                              (343)
Cash dividends declared on preferred stock                                                  (49)                               (49)
Cash dividends declared by pooled company prior to                                           (5)                                (5)
merger
Redemption of preferred stock                              (34)                                                                (34)
Common stock issued in connection with:
    Employee benefit and stock option plans                                       (31)        1                       95        65
    Acquisition of Nash Weiss & Co.                                                16                                           16
Adjustment to retained earnings reflecting pooled
  entity different year end                                                                 (23)                               (23)
Treasury stock purchased                                                                                            (788)     (788)
Exchange of Series V preferred stock for trust
   preferred securities                                    (84)                                                                (84)
Other, net                                                                         (2)                                          (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                          $   835        $   3    $3,206    $4,254         $  71     $ (753)   $7,616
-----------------------------------------------------------------------------------------------------------------------------------

1998
Balance at December 31, 1997                           $   691        $   3    $3,329    $4,437          $ 97     $ (105)   $8,452
Net income                                                                                1,117                              1,117
Other comprehensive income, net of tax:
   Adjustment to unrealized gain on securities
       available for sale                                                                                  83                   83
                                                                                                                            ------
   Comprehensive income                                                                                                      1,200

Cash dividends declared on common stock
   ($.735 per share)                                                                       (414)                              (414)
Cash dividends declared on preferred stock                                                  (38)                               (38)
Common stock issued in connection with
    employee benefit and stock option plans                                       (32)                                60        28
Treasury stock purchased                                                                                             (51)      (51)
Two-for-one common stock split                                            3        (3)                                      ------
Other, net                                                                         (2)                                          (2)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                           $  691        $   6    $3,292    $5,102          $180      $ (96)   $9,175
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS                                                                      1998        1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  1,117    $  1,033
Adjustments for noncash items:
   Depreciation and amortization of premises and equipment                                184         158
   Amortization and impairment of mortgage servicing rights                               347         179
   Amortization of other intangible assets                                                167         120
   Provision for credit losses                                                            330         233
   Deferred income tax expense                                                            185         225
   Securities gains                                                                       (71)        (22)
   Merger and restructuring-related charges                                                73         ---
   Net gains on sales of business units                                                   ---        (175)
Originations and purchases of mortgages held for resale                               (20,964)    (11,406)
Proceeds from sales of mortgages held for resale                                       19,852      11,134
Decrease/(increase)in due from brokers/dealers                                            262        (153)
Increase in accrued receivables, net                                                     (218)        (59)
(Decrease)/increase in due to brokers/dealers                                              (9)        335
Increase in accrued liabilities, net                                                      297         228
Other, net                                                                             (1,107)       (641)
------------------------------------------------------------------------------------------------------------
   Net cash flow provided by operating activities                                         445       1,189
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                             (3,963)     (2,140)
Proceeds from maturities of securities available for sale                                 763         660
Proceeds from sales of securities available for sale                                    2,436       1,618
Purchases of securities held to maturity                                               (1,024)     (1,240)
Proceeds from maturities of securities held to maturity                                 1,171       1,123
Net cash and cash equivalents received from businesses acquired                           380         ---
Purchase of loan portfolio                                                               (570)        ---
Net increase in loans                                                                  (3,384)     (2,991)
Net cash received from sale of business units                                             ---       2,719
Purchases of premises and equipment                                                      (137)       (115)
Purchases of mortgage servicing rights                                                   (319)       (204)
------------------------------------------------------------------------------------------------------------
   Net cash flow used in investing activities                                           (4,647)      (570)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                 (366)     (4,164)
Net increase in short-term borrowings                                                   1,339       2,897
Proceeds from issuance of long-term debt                                                3,486         189
Repayments of long-term debt                                                             (618)       (844)
Proceeds from the issuance of common stock                                                 28          64
Repurchase and redemption of common and preferred stock                                   (51)       (822)
Cash dividends paid                                                                      (431)       (394)
------------------------------------------------------------------------------------------------------------
   Net cash flow provided by/(used in) financing activities                             3,387      (3,074)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                (815)     (2,455)
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of the period                                    5,574       9,104
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                       $  4,759    $  6,649
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FLEET FINANCIAL GROUP, INC.
               CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1998

NOTE 1. FINANCIAL STATEMENTS

     The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet or the corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1997. On February 1, 1998, the corporation acquired The Quick & Reilly Group, Inc. (Quick & Reilly). Since the Quick & Reilly acquisition was accounted for under the pooling-of-interests method of accounting, all prior periods have been restated to include Quick & Reilly financial information. The corporation's December 31, 1997 Annual Report has been restated for the Quick & Reilly acquisition and has been filed on Form 8-K with the SEC. All quarterly and year-to-date per common share amounts and associated ratios were adjusted to reflect the corporation's two-for-one common stock split which was effective October 7, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the nine months ended September 30, 1998 may not be indicative of operating results for the year ending December 31, 1998.

NOTE 2.
ACQUISITIONS AND MERGER-RELATED CHARGES

     During the fourth quarter of 1997, the corporation entered into a definitive agreement to acquire the consumer credit card operations of Advanta Corporation (Advanta). This acquisition closed on February 20, 1998 under the purchase method of accounting and, as such, the results of Advanta are included for the period subsequent to the acquisition date. Goodwill of approximately $500 million was recorded in connection with this transaction and is being amortized on a straight-line basis over 15 years. Additionally, purchased credit card intangible of approximately $150 million was recorded. Subject to the level of earnings at Advanta, Fleet may be required to make additional earnout payments up to $100 million over five years, which will be recorded as goodwill.

         During the first quarter of 1998, the corporation recorded $73 million of merger-related charges in connection with the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. The merger-related charges pertain primarily to exit costs, severance costs and professional fees.

NOTE 3. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

CASH-FLOW DISCLOSURE
---------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS                           1998     1997
---------------------------------------------------------------
Supplemental disclosure for cash paid
 during the period for:
     Interest expense                         $2,143  $1,860
     Income taxes, net of refunds                386     223
---------------------------------------------------------------
---------------------------------------------------------------
Supplemental disclosure of noncash
 investing and financing activities:
       Transfer of loans to foreclosed
         property and repossessed equipment        9      23
       Exchange of Series V preferred stock
         for trust preferred securities          ---      84
       Adjustment to unrealized gain on
         securities available for sale            83      40
---------------------------------------------------------------
---------------------------------------------------------------
Assets acquired and liabilities assumed
 in business combinations were as follows:
     Assets acquired, net of cash and cash
          equivalents received                 2,845     ---
     Net cash and cash equivalents received      380     ---
     Liabilities assumed                       3,225     ---
---------------------------------------------------------------
Divestitures:
    Assets sold                                  ---   2,552
    Net cash received for divestitures           ---   2,719
    Liabilities sold                             ---      24
===============================================================

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY
------------------------------------------------------------------
                                  THREE MONTHS      NINE MONTHS
DOLLARS IN MILLIONS,             ENDED SEPT. 30    ENDED SEPT. 30
EXCEPT PER SHARE DATA            1998     1997     1998     1997
------------------------------------------------------------------
EARNINGS
Net income                      $  401   $  352   $1,117   $1,033
Net interest income (FTE)(a)       979      944    2,898    2,795
------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                     .68      .62     1.90     1.78
Diluted earnings                   .66      .60     1.84     1.73
Cash dividends declared           .245     .225     .735     .675
Book value                       14.95    12.46    14.95    12.46
------------------------------------------------------------------
OPERATING RATIOS
Return on average assets          1.60%    1.62%    1.60%    1.60%
Return on common equity          18.56    19.99    18.60    19.77
Efficiency ratio                  56.7     55.9     56.7     57.2
Equity to assets (period end)     9.22     8.64     9.22     8.64
------------------------------------------------------------------
AT SEPTEMBER 30
Total assets                   $99,479  $88,105  $99,479  $88,105
Stockholders' equity             9,175    7,616    9,175    7,616
Nonperforming assets(b)            289      479      289      479
------------------------------------------------------------------

(a) THE FTE ADJUSTMENT INCLUDED IN NET INTEREST INCOME WAS $9 MILLION AND $10 MILLION FOR THE THREE MONTHS ENDED AND $27 MILLION AND $28 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997, RESPECTIVELY.

(b) NONPERFORMING ASSETS AND RELATED RATIOS AT SEPTEMBER 30, 1998 AND 1997 DO NOT INCLUDE $126 MILLION AND $172 MILLION, RESPECTIVELY, OF NONPERFORMING ASSETS CLASSIFIED AS HELD FOR SALE OR ACCELERATED DISPOSITION.

     Fleet reported net income of $401 million, or $.66 per diluted share, for the quarter ended September 30, 1998, compared to $352 million, or $.60 per diluted share, in the third quarter of 1997. Return on average assets (ROA) and return on common equity (ROE) were 1.60% and 18.56%, respectively, for the third quarter of 1998, compared to 1.62% and 19.99%, respectively, for the third quarter of 1997. Net income for the first nine months of 1998 was $1,117 million, including merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. Diluted earnings per share rose 6.4% to $1.84 for the first nine months of 1998 compared with $1.73 earned in the first nine months of 1997. ROA and ROE for the first nine months of 1998 were 1.60% and 18.60%, respectively, compared with 1.60% and 19.77%, respectively, for 1997.

INCOME STATEMENT ANALYSIS
NET INTEREST INCOME
----------------------------------------------------------------------
                                     THREE MONTHS      NINE MONTHS
FTE BASIS                           ENDED SEPT. 30    ENDED SEPT. 30
DOLLARS IN MILLIONS                 1998     1997     1998     1997
----------------------------------------------------------------------
Interest income                    $1,729   $1,540   $5,039   $4,537
Tax-equivalent adjustment               9       10       27       28
Interest expense                      759      606    2,168    1,770
----------------------------------------------------------------------
Net interest income                $  979   $  944   $2,898   $2,795
======================================================================

     Net interest income on a fully taxable equivalent basis (FTE) totaled $979 million for the quarter ended September 30, 1998, compared to $944 million for the same period in 1997. The increase is primarily attributable to the acquisition of Advanta, strong growth in Fleet's earning assets and increased loan fees.

NET INTEREST MARGIN AND INTEREST-RATE SPREAD
---------------------------------------------------------------------
THREE MONTHS ENDED SEPT. 30            1998                1997
FTE BASIS                       AVERAGE             AVERAGE
DOLLARS IN MILLIONS             BALANCE    RATE     BALANCE    RATE
---------------------------------------------------------------------
Securities                      $10,010    6.62%    $ 8,690    6.78%
Loans                            67,908    8.58      59,317    8.70
Due from brokers/dealers          3,380    5.25       2,772    5.34
Mortgages held for resale         3,064    7.08       1,222    7.47
Other                             1,076    4.59       2,618    6.60
---------------------------------------------------------------------
Total interest-earning assets    85,438    8.11      74,619    8.26
---------------------------------------------------------------------
Deposits                         50,967    3.67      47,020    3.46
Short-term borrowings             9,051    5.04       5,877    4.83
Due to brokers/dealers            4,350    5.00       3,415    4.80
Long-term debt                    6,575    7.19       4,487    7.42
---------------------------------------------------------------------
Interest-bearing                 70,943    4.25      60,799    3.96
liabilities
---------------------------------------------------------------------
Interest-rate spread                       3.86                4.30
Interest-free sources of funds   14,495              13,820
---------------------------------------------------------------------
Total sources of funds          $85,438             $74,619
---------------------------------------------------------------------
Net interest margin                        4.58%               5.03%
=====================================================================

     The corporation's net interest margin for the third quarter of 1998 was 4.58%, a decrease of 45 basis points from the third quarter of 1997. The decrease in net interest margin is primarily attributable to higher-cost sources of funds, principally wholesale time deposits and short-term borrowings, funding the corporation's growth in core commercial loans and the credit card loans obtained as part of the Advanta acquisition, coupled with substantial increases in lower rate spread activity at the corporation's brokerage subsidiary, Quick & Reilly.

     Average securities increased $1.3 billion from the third quarter of 1997, due to Fleet's efforts to reposition the corporation's interest-rate sensitivity. The yield on securities declined slightly as a result of a low interest-rate environment.

     Average loans increased $8.6 billion to $67.9 billion for the third quarter of 1998, when compared with the third quarter of 1997. This growth resulted primarily from the acquisition of Advanta, which incrementally added approximately $2.2 billion of average credit card loans at acquisition date, as well as increases in the commercial, corporate finance, and lease financing portfolios.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Average due from brokers/dealers and due to brokers/dealers increased $608 million and $935 million, respectively, as a result of increased match book activity and funding of customers' margin accounts at Quick & Reilly. Average mortgages held for resale increased $1.8 billion, or over 150%, while the yield has declined by 39 basis points over the third quarter of 1997, due to increased loan production at Fleet Mortgage as a result of a low mortgage-rate environment.

     The $3.9 billion increase in average interest-bearing deposits compared to the third quarter of 1997 is due primarily to $2.0 billion of time and savings deposits from the acquisition of Advanta. The net interest rate paid on average deposits increased 21 basis points to 3.67% for the third quarter of 1998 compared to the same period of 1997. The increase in the cost of deposits reflects a shift in the mix of deposits, partially attributable to an influx of wholesale time deposits as a result of the Advanta acquisition, as well as the corporation paying competitive rates on higher-yielding money market deposits.

     The $3.2 billion increase in average short-term borrowings is attributable to an increase in both federal funds purchased and treasury, tax and loan borrowings as the corporation utilized these favorably priced funding vehicles to fund asset growth.

     The $2.1 billion increase in average long-term debt was due principally to net increases of $1.8 billion in senior and subordinated debt, and the issuance of $270 million in trust preferred securities in order to take advantage of the low interest-rate environment and to strengthen the corporation's regulatory capital ratios. The 23 basis point decrease in the long-term debt rate was due to additional debt issued at lower rates.

NONINTEREST INCOME
-------------------------------------------------------------
                             THREE MONTHS     NINE MONTHS
                            ENDED SEPT. 30   ENDED SEPT. 30
DOLLARS IN MILLIONS          1998   1997     1998     1997
-------------------------------------------------------------
Investment services revenue   $210    $178   $  631   $  513
Banking fees and commissions   197     180      556      532
Processing-related revenue     129     101      315      372
Capital markets revenue        124     103      369      239
Credit card revenue            117      16      271       45
Other noninterest income        66      41      206      306
-------------------------------------------------------------
Total noninterest income      $843    $619   $2,348   $2,007
============================================================

     Noninterest income for the third quarter of 1998 increased $224 million to $843 million compared to $619 million for the same period of 1997, an increase of 36%. Increases were noted in all core revenue categories. These increases primarily reflect the acquisition of the consumer credit card operations of Advanta and enhanced revenue growth in the investment management business, which has been positively impacted by the acquisition of Columbia Management Company (Columbia) in late 1997.

INVESTMENT SERVICES REVENUE
------------------------------------------------------------------------
                                      THREE MONTHS       NINE MONTHS
                                     ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                  1998     1997      1998      1997
------------------------------------------------------------------------
Investment management revenue       $  129   $   99    $  390    $  295
Brokerage fees and commissions          81       79       241       218
------------------------------------------------------------------------
Total investment services revenue   $  210   $  178    $  631    $  513
========================================================================

     Investment services revenue, which includes asset management revenues as well as brokerage fees and commissions, increased $32 million, or 18%, over the third quarter of 1997. Brokerage fees and commissions increased $2 million, or 2.5%, over the third quarter of 1997 due to increased customer trading.

     The major components of investment management revenue excluding brokerage revenue are as follows:

------------------------------------------------------------------------
                                      THREE MONTHS       NINE MONTHS
                                     ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                   1998    1997      1998      1997
------------------------------------------------------------------------
Private clients group                 $ 52    $ 52      $160      $149
Columbia Management Company             25     ---        75       ---
Retail investments                      19      16        56        47
Retirement plan services                16      16        50        47
Not-for-profit institutional services   12      12        37        35
Other                                    5       3        12        17
------------------------------------------------------------------------
Total                                 $129    $ 99      $390      $295
------------------------------------------------------------------------

     Investment management revenue increased 30% to $129 million compared to $99 million in the third quarter of 1997. This improvement was largely due to the acquisition of Columbia in December 1997, as well as growth in overall assets under management. Assets under management have grown 34%, including the acquisition of Columbia, to $74 billion at September 30, 1998 from $55 billion at September 30, 1997. This increase reflects the corporation's continued focus on developing, acquiring and growing fee-based businesses.

PROCESSING-RELATED REVENUE
------------------------------------------------------------------------
                                      THREE MONTHS       NINE MONTHS
                                     ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                   1998    1997      1998      1997
------------------------------------------------------------------------
Mortgage banking revenue, net         $ 76    $ 66      $172      $260
Student loan servicing fees             31      24        89        76
Other                                   22      11        54        36
------------------------------------------------------------------------
Total processing-related revenue      $129    $101      $315      $372
------------------------------------------------------------------------

     Processing-related revenue increased $28 million when compared to the third quarter of 1997 due primarily to increases in mortgage banking and servicing by the student loan and health care units. Student loan servicing fees increased $7 million, or 29%, at AFSA Data Corporation (AFSA), the corporation's student loan

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

servicing subsidiary. AFSA services 6.1 million accounts nationwide and is the largest third-party student loan servicer in the United States, with over $44.5 billion in loans serviced. Other processing-related revenue increased $11 million as a result of a recently acquired health care processing company.

MORTGAGE BANKING REVENUE, NET
-------------------------------------------------------------------------
                                        THREE MONTHS       NINE MONTHS
                                       ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                     1998    1997      1998      1997
-------------------------------------------------------------------------
Net loan servicing revenue              $110    $112      $340      $337
Mortgage production revenue               60      18       145        92
Gains on sales of mortgage servicing     ---     ---        34        10
Mortgage servicing rights amortization   (94)    (64)     (272)     (179)
Impairment charge                        ---     ---       (75)      ---
-------------------------------------------------------------------------
Total mortgage banking revenue, net     $ 76    $ 66      $172      $260
-------------------------------------------------------------------------

     Net mortgage banking revenue was $76 million in the third quarter of 1998, an increase of $10 million, or 15%, compared to the third quarter of 1997. The slight decline in loan servicing revenue during the third quarter of 1998 represents a reduction in fees received for servicing residential mortgage loans as the servicing portfolio declined $3 billion from September 30, 1997 to $118.5 billion at September 30, 1998.

     Due to a low mortgage-rate environment, mortgage production revenue increased $42 million to $60 million in the third quarter of 1998 as a result of strong loan production volume as loan production volume in the third quarter of 1998 exceeded $9.4 billion compared to $4.9 billion in the third quarter of 1997. This revenue includes income derived from the loan origination process and net gains on sales of mortgage loans.

     Mortgage servicing rights (MSRs) amortization increased $30 million to $94 million for the third quarter of 1998 as compared to the same period of 1997. The level of amortization increased due to a strong acceleration in prepayments resulting from a decline in mortgage interest rates, coupled with a higher level of amortization of recently purchased mortgage servicing rights with a higher servicing spread.

CAPITAL MARKETS REVENUE
-------------------------------------------------------------------------
                                        THREE MONTHS       NINE MONTHS
                                       ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                     1998    1997      1998      1997
-------------------------------------------------------------------------
Brokerage market-making revenue         $ 29    $ 30      $ 92      $ 70
Securities trading gains                  24       7        35        18
Venture capital revenue                   21      29        90        57
Securities gains                          20       4        71        22
Foreign exchange/interest-rate products   19      12        52        35
Corporate finance fees                    11      21        29        37
-------------------------------------------------------------------------
Total capital markets revenue           $124    $103      $369      $239
=========================================================================

     Capital markets revenue increased $21 million to $124 million for the quarter ended September 30, 1998 when compared to the same quarter of 1997. This was driven primarily by increases in securities trading gains and securities gains due to the favorable interest-rate environment. Strong foreign exchange and interest-rate product activities were primarily the result of customers locking in their interest-rate risk during this current interest-rate environment.

     Venture capital revenue declined $8 million to $21 million for the quarter ended September 30, 1998 when compared to the same quarter of 1997. As a result of the decline in the stock market, the investments of Fleet Private Equity, the corporation's venture capital business, did not experience the same level of appreciation when compared to the third quarter of 1997. The corporation's ability to experience gains in the capital markets group depends on a variety of factors, including the condition and volatility of the economy and financial markets. Accordingly, revenues generated by this group will continue to fluctuate.

     Other noninterest income increased $25 million to $66 million when compared to $41 million in the third quarter of 1997. This increase is due primarily to revenues resulting from the Advanta acquisition.

NONINTEREST EXPENSE
-------------------------------------------------------------------------
                                        THREE MONTHS       NINE MONTHS
                                       ENDED SEPT. 30     ENDED SEPT. 30
DOLLARS IN MILLIONS                     1998    1997      1998      1997
-------------------------------------------------------------------------
Employee compensation and benefits     $  489  $  428    $1,415    $1,330
Equipment                                  77      81       231       236
Occupancy                                  75      74       224       220
Intangible asset amortization              58      43       167       125
Legal and other professional               41      22       107        87
Marketing                                  35      34        97        78
Printing and mailing                       25      19        71        60
Telephone                                  22      20        68        62
Other                                     220     152       604       605
-------------------------------------------------------------------------
Total noninterest expense excluding
   merger-related charges               1,042     873     2,984     2,803
Merger-related charges                    ---     ---        73       ---
-------------------------------------------------------------------------
Total noninterest expense              $1,042  $  873    $3,057    $2,803
=========================================================================

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total noninterest expense for the third quarter of 1998 totaled $1.04 billion compared to $873 million for the same period of 1997. The increase is primarily attributable to the acquisitions of Advanta and Columbia.

     Employee compensation and benefits increased $61 million compared with the third quarter of 1997 due to increasing levels of compensation expense primarily attributable to Advanta, Columbia, the newly formed High Yield Securities and Structured Lease Advisory units, as well as increases in commissions expense related to strong origination activity at Fleet Mortgage.

     Intangible asset amortization increased $15 million in the third quarter of 1998 when compared to the third quarter of 1997. This increase was due to the acquisitions of Columbia and Advanta, as well as additional goodwill recorded in the third quarter of 1998 pertaining to the NatWest earnout agreement.

     Legal and other professional fees increased $19 million over the third quarter of 1997 due to higher levels of professional fees in the third quarter of 1998 due to acquisitions and initiatives, as well as the third quarter of 1997 being lower than normal.

     Other noninterest expense increased $68 million to $220 million in the third quarter of 1998 compared to $152 million in the third quarter of 1997, due primarily to the acquisition of Advanta.

IMPACT OF THE YEAR 2000 ISSUE

     The corporation's Year 2000 project is directed by a Year 2000 Executive Management Steering Committee consisting of its President and Vice Chairmen. They provide direct oversight of the Year 2000 initiative and are updated monthly on the project's progress. The corporation's Board of Directors receives project updates on a quarterly basis.

     The corporation has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts for both information technology and non-information technology systems. The corporation will continue to utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. Additionally, the corporation continues to work on high priority new business initiatives that it deems critical to continued business success.

     The corporation has made significant progress in remediating and testing its information systems. Specifically, 99% of all Bank and Corporate Unit systems and 93% of the Nonbank Subsidiary systems have been remediated, tested, and returned to production or are in testing. This activity continues to track in accordance with the original plan and the corporation expects to have substantially completed the remediation and testing of all applications by the end of 1998. The corporation has established a separate test environment to accommodate its Year 2000 testing activity and the anticipated need to test with its customers and other third parties during 1999.

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

     The corporation began Year 2000 testing with several of these key vendors and third parties in the third quarter of 1998 and plans to substantially complete testing by the end of the second quarter of 1999. Validation of Year 2000 readiness of all the corporation's vendors continues with a particular focus on the readiness and alternatives, where possible, for vendors that have been identified as critical.

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

     The corporation had previously established business resumption plans for its lines of business and subsidiaries. These plans have been reviewed and where appropriate are being enhanced to address potential Year 2000 failure scenarios. This process will be completed by the second quarter of 1999. In addition, a corporate-wide Year 2000 Event Plan has been developed to govern the corporation's activities prior to, during and after the calendar rollover to 2000.

     The corporation is actively assessing the Year 2000 readiness of those businesses to which we extend credit. At the end of the third quarter, it had received responses regarding the Year 2000 readiness from 96% of all material relationships. The corporation is presently undertaking an analysis of these responses. The corporation will conduct another assessment of these customers at the end of the first quarter of 1999.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The corporation continues to approximate that the cost of the Year 2000 project will not exceed $150 million. The corporation incurred $19 million of expenses during the quarter, $55 million year-to-date, and $71 million of expenses since the inception of this project.

INCOME TAXES

     For the third quarter of 1998, the corporation recognized income tax expense of $250 million, an effective tax rate of 38.4%. Tax expense for the same period of 1997 was $243 million, an effective tax rate of 40.8%. The decrease in the effective tax rate is attributable, in part, to a decrease in the statutory rates of certain states in which the corporation conducts business.

LINES OF BUSINESS

     The financial performance of the corporation is monitored by an internal profitability measurement system focused on risk adjusted return on equity, which provides line of business results and key performance measures. The corporation is managed along the following business lines: commercial financial services, retail banking, national financial services, investment services group, and treasury.

     Management accounting policies are in place for assigning expenses that are not directly incurred by lines of business, such as overhead, operations and technology expense. Additionally, equity, provision for credit losses and reserves for credit losses are assigned on an economic basis. The corporation has developed risk-adjusted methodologies that quantify risk types within business units and assigns capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts and organizational hierarchies are periodically refined and results may be restated to reflect changes in methodology and organizational structure.

FLEET FINANCIAL GROUP
NET INCOME BY LINE OF BUSINESS
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Commercial Financial Services    $114        $104
Retail Banking                    113         119
National Financial Services        67          31
Investment Services Group          56          50
Treasury                           36          19
All Other                          15          29
--------------------------------------------------
Total                            $401        $352
==================================================

COMMERCIAL FINANCIAL SERVICES
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Income statement data:
  Net interest income        $    338    $    310
  Noninterest income              102         106
  Provision                        52          55
  Noninterest expense             203         181
--------------------------------------------------
Net income                   $    114    $    104
--------------------------------------------------
Balance sheet data:
  Average loans                40,400      35,194
  Average deposits             11,062      10,570
--------------------------------------------------
Return on equity                   20%         19%
==================================================

     Commercial financial services includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, government banking, trade finance and cash management services. Commercial financial services earned $114 million in the third quarter of 1998. Compared to the third quarter of 1997, earnings increased $10 million, driven mostly by strong loan growth. Compared to the prior year's results loans increased 15%, or $5.2 billion, reflecting strong loan growth within the commercial banking, specialty and asset-based lending sectors. Despite overall loan growth of 15%, the provision for credit losses was slightly lower than the third quarter of 1997 due to improving credit quality. Increased deposit volumes and noninterest revenue also helped bolster earnings growth, as deposits increased by 5%, or $492 million. Noninterest revenues reflect strong growth in cash management, trade services, and tax processing activities, which substantially offset a lower level of corporate finance and leasing fees.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RETAIL BANKING
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Income statement data:
  Net interest income         $   450     $   467
  Noninterest income              164         150
  Provision                        30          29
  Noninterest expense             375         369
--------------------------------------------------
Net income                    $   113     $   119
--------------------------------------------------
Balance sheet data:
  Average loans                 9,870      10,444
  Average deposits             42,596      42,740
--------------------------------------------------
Return on equity                  26%         27%
==================================================

     Retail Banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services. The retail banking unit earned $113 million in the third quarter of 1998 a decrease of $6 million from the third quarter of 1997. Lower earnings reflect lower consumer loan volumes and reduced low cost core deposits, partly offset by the effective promotion of money market account products and higher levels of noninterest revenue. Noninterest revenue increased by $14 million driven by branch banking fees associated with new products and other initiatives aimed at improving branch banking revenues. Operating costs increased by less than 2% despite the continued work on initiatives such as product redesign, the introduction of new ATM locations, and the development of a data warehouse aimed at increasing customer cross selling opportunities, and improving our direct marketing capabilities.

NATIONAL FINANCIAL SERVICES
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Income statement data:
  Net interest income          $  129      $   76
  Noninterest income              271         135
  Provision                        72          51
  Noninterest expense             219         107
--------------------------------------------------
Net income                     $   67      $   31
--------------------------------------------------
Balance sheet data:
  Average loans                 5,475       2,912
  Average deposits              2,653       2,028
--------------------------------------------------
Return on equity                   11%         15%
==================================================

     National financial services includes mortgage banking, credit card services, student loan processing, and venture capital services. The following table presents comparative data for the four principal businesses which comprise national financial services.

NATIONAL FINANCIAL SERVICES
NET INCOME BY UNIT
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Credit card                      $ 33        $ --
Mortgage banking                   19          12
Venture capital                     9          15
Student loan processing             6           4
--------------------------------------------------
Total                            $ 67        $ 31
==================================================

     Third quarter earnings of $67 million increased $36 million compared to the same quarter a year ago. Increased credit card and mortgage banking earnings were partly offset by lower venture capital earnings. Venture capital earnings will normally fluctuate with the performance of equity markets, as well as with general economic conditions. Mortgage banking earnings increased due to continued higher loan production volumes, driven by refinancing activity resulting from the low mortgage-rate environment. The growth in credit card earnings reflects the impact of the acquisition of Advanta's credit card unit in the first quarter of 1998 coupled with the purchase of a $570 million receivable portfolio from Crestar Bank in the third quarter.

INVESTMENT SERVICES GROUP
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Income statement data:
  Net interest income        $    48      $    43
  Noninterest income             245          213
  Provision                        1            1
  Noninterest expense            197          167
--------------------------------------------------
Net income                   $    56      $    50
--------------------------------------------------
Balance sheet data:
  Average loans                4,018        3,293
  Average deposits             2,022        2,070
--------------------------------------------------
Return on equity                  21%          30%
--------------------------------------------------
Assets under management      $73,675      $54,951
==================================================

     Investment Services Group provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and securities brokerage services. The investment business earned $56 million in the third quarter of 1998 compared to $50 million in the third quarter of 1997, an increase of 12%. Increased earnings were driven by higher assets under management and higher broker-

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

age related revenues reflecting the acquisition of Columbia Management late in 1997, and increased brokerage related revenues at Quick & Reilly. At September 30, 1998 assets under management were $74 billion, compared to $55 billion a year ago. Lower return on equity reflects the impact of the premium paid in connection with the acquisition of Columbia Management. Excluding the impact of the goodwill associated with that transaction, return on equity would have been 38% in the third quarter of 1998.

TREASURY
--------------------------------------------------
FOR THE THREE MONTHS ENDED   SEPT. 30,   SEPT. 30,
DOLLARS IN MILLIONS              1998        1997
--------------------------------------------------
Income statement data:
  Net interest income          $   28      $   28
  Noninterest income               39          17
  Provision                         4           4
  Noninterest expense              16          16
--------------------------------------------------
Net income                     $   36      $   19
--------------------------------------------------
Balance sheet data:
  Average loans                 7,576       6,561
  Average securities            9,136       7,735
  Average deposits              7,476       5,027
--------------------------------------------------
Return on equity                   49%         25%
==================================================

     Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $36 million in the third quarter of 1998, compared to $19 million in the third quarter of 1997. Excluding securities gains in both periods earnings increased by $8 million, reflecting increased fee income from the sale of foreign exchange and interest rate protection products. Higher residential loan volumes also contributed to the increase.

ALL OTHER

     This unit includes allocated support units, the management accounting control units, and certain transactions or events not driven by specific business lines. Accordingly, earnings in this unit can fluctuate with changes affecting total company provision for credit losses, one time charges, gains and other actions not driven by specific business units.

     Earnings were $15 million compared to $29 million in the third quarter of 1997. Lower earnings resulted from lower net interest income and an increased provision for credit losses as compared to the third quarter of 1997. Earnings in this unit are negatively impacted to the extent the corporation's provision for credit losses has increased in excess of amounts allocated to the business units on an economic basis. Lower net interest income is due primarily to the sale of assets held for disposition and reductions in the affordable housing portfolio, both of which were included in this unit in 1997.


SECURITIES
------------------------------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30, 1998             JUNE 30, 1998              DECEMBER 31, 1997
                                              ------------------             -------------              -----------------
                                           AMORTIZED         MARKET     AMORTIZED         MARKET     AMORTIZED         MARKET
DOLLARS IN MILLIONS                             COST          VALUE          COST          VALUE          COST          VALUE
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
Securities available for sale:
  US Treasury and government agencies        $   433        $   438       $ 1,091        $ 1,106        $1,126         $1,134
  Mortgage-backed securities                   7,270          7,545         7,941          8,094         6,177          6,298
  Other debt securities                          618            637           494            496           186            189
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
    Total debt securities                      8,321          8,620         9,526          9,696         7,489          7,621
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
  Marketable equity securities                   300            295           315            314           256            282
  Other securities                               210            210           209            209           210            210
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
    Total securities available for sale        8,831          9,125        10,050         10,219         7,955          8,113
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
    Total securities held to maturity          1,102          1,107         1,074          1,079         1,249          1,254
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------
Total securities                             $ 9,933        $10,232       $11,124        $11,298        $9,204         $9,367
--------------------------------------- ------------- -------------- ------------- -------------- ------------- --------------

     The amortized cost of securities available for sale increased $876 million to $8.8 billion at September 30, 1998 compared to December 31, 1997 due to a program designed to reposition the corporation's interest-rate sensitivity. The unrealized gain on securities available for sale increased $136 million during this period to $294 million at September 30, 1998 due to a favorable interest-rate environment.

LOANS
-------------------------------------------------------------
                              SEPT. 30,   JUNE 30,   DEC. 31,
DOLLARS IN MILLIONS               1998       1998       1997
-------------------------------------------------------------
Commercial and industrial      $36,414    $34,360    $32,000
Lease financing                  3,813      3,775      3,376
Commercial real estate           5,160      5,280      5,677
Residential real estate          9,490      9,768     10,019
Consumer                        13,328     13,571     11,493
-------------------------------------------------------------
Total loans                    $68,205    $66,754    $62,565
=============================================================

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total loans increased $5.6 billion from December 31, 1997 to $68.2 billion at September 30, 1998, resulting primarily from loan growth in the commercial and industrial (C&I) and lease financing portfolios, as well as the acquisitions of the consumer credit card operations of Advanta and the Crestar Bank credit card portfolio, offset by declines in the commercial real estate (CRE) portfolio.

     Commercial and industrial loans increased $4.4 billion from December 31, 1997 due primarily to growth in asset-based lending, large corporate loans, and continued participation in the syndication market within the corporation's corporate finance group. CRE loans decreased $517 million from December 31, 1997 to September 30, 1998 due to pay-downs as a result of market conditions.

     The current financial situation in Asia, Latin America, Russia and emerging markets has had minimal impact on the corporation as the corporation has limited international exposure. The corporation has certain relationships with customers in these marketplaces. These relationships contain both market and credit risks. The corporation continues to monitor the financial developments in these economies. Fleet's exposure to the Asian, Latin American and other emerging markets as of September 30, 1998 was approximately $489 million ($114 million, $325 million and $50 million, respectively) or less than 1% of its loan portfolio. These exposures consist of short-term trade-related financings. The corporation had no direct exposure to the Russian marketplace as of September 30, 1998.

     Outstanding residential real estate loans secured by one-to four-family residences decreased $529 million to $9.5 billion at September 30, 1998 compared to $10.0 billion at December 31, 1997. This decline is the result of the sale of $750 million of CRA residential mortgage loans.

CONSUMER LOANS
-------------------------------------------------------------
                              SEPT. 30,   JUNE 30,   DEC. 31,
DOLLARS IN MILLIONS               1998       1998       1997
-------------------------------------------------------------
Credit card                    $ 4,825    $ 5,032    $ 2,742
Home equity                      4,376      4,523      4,851
Student loans                    1,041        984      1,029
Installment/Other                3,086      3,032      2,871
-------------------------------------------------------------
Total                          $13,328    $13,571    $11,493
=============================================================

     Consumer loans increased $1.8 billion from December 31, 1997. The increase is primarily the result of the acquisitions of the consumer credit card portfolio of Advanta and the Crestar Bank credit card portfolio, offset by strategically designed marketing to constrain overall credit card portfolio growth.

NONPERFORMING ASSETS(a)(b)
------------------------------------------------------------------
DOLLARS IN MILLIONS                C&I     CRE   CONSUMER  TOTAL
------------------------------------------------------------------
Nonperforming loans:
  Current or less than 90
    days past due                 $ 86    $ 35     $  3     $124
  Noncurrent                        68      26       56      150
Other real estate owned (OREO)       1       4       10       15
------------------------------------------------------------------
Total NPAs September 30, 1998     $155    $ 65     $ 69     $289
------------------------------------------------------------------
Total NPAs June 30, 1998          $181    $ 79     $ 77     $337
------------------------------------------------------------------
Total NPAs December 31, 1997      $257    $ 83     $ 76     $416
==================================================================

(a) THROUGHOUT THIS DOCUMENT, NPAS AND RELATED RATIOS DO NOT INCLUDE LOANS GREATER THAN 90 DAYS PAST DUE AND STILL ACCRUING INTEREST ($227
    MILLION, $208 MILLION, AND $202 MILLION AT SEPTEMBER 30, 1998, JUNE 30, 1998, AND DECEMBER 31, 1997, RESPECTIVELY). INCLUDED IN THE 90 DAYS PAST DUE AND STILL ACCRUING INTEREST WERE $198 MILLION, $183 MILLION, AND $172 MILLION OF CONSUMER AND RESIDENTIAL LOANS AT SEPTEMBER 30, 1998, JUNE 30, 1998, AND DECEMBER 31, 1997, RESPECTIVELY.

(b) NONPERFORMING ASSETS AND RELATED RATIOS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 DO NOT INCLUDE $126 MILLION AND $214 MILLION, RESPECTIVELY, OF NONPERFORMING ASSETS CLASSIFIED AS HELD FOR SALE OR ACCELERATED DISPOSITION.

     Nonperforming assets (NPAs) decreased $127 million, or over 30%, from December 31, 1997 to $289 million at September 30, 1998. NPAs at September 30, 1998, as a percentage of total loans and as a percentage of total assets improved to 0.42% and 0.29%, respectively, compared to 0.66% and 0.46%, respectively, at December 31, 1997. This improvement was due primarily to declining levels of nonperforming assets in the commercial and industrial and commercial real estate portfolios.

RESERVE FOR CREDIT LOSS ACTIVITY
-----------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30
DOLLARS IN MILLIONS                         1998      1997
-----------------------------------------------------------
Balance at beginning of year              $1,432     $1,488
Provision charged against income             330       233
Loans charged off                           (440)     (386)
Recoveries of loans charged off              110       101
-----------------------------------------------------------
    Net charge-offs                         (330)     (285)
Acquisitions/Other                           120        (4)
-----------------------------------------------------------
Balance at end of period                  $1,552     $1,432
-----------------------------------------------------------
Ratio of net charge-offs to average loans    .67%       .64%
-----------------------------------------------------------
Ratio of reserve for credit losses to
  period end loans                          2.28       2.37
-----------------------------------------------------------
Ratio of reserve for credit losses to
  period end nonperforming loans             566        315
===========================================================

     Fleet's reserve for credit losses increased from $1.432 billion at December 31, 1997 to $1.552 billion at September 30, 1998. The overall increase in the reserve for credit losses is a result of reserves acquired as part of the acquisition of Advanta. The provision for credit losses for the first nine months of 1998 was $330 million, an increase of $97 million over the prior year's first nine months. The increase is the result of increased net charge-offs in the credit card portfolio predominantly attributable to the Advanta acquisition.

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNDING SOURCES
-------------------------------------------------------------
                             SEPT. 30,   JUNE 30,   DEC. 31,
DOLLARS IN MILLIONS              1998       1998       1997
-------------------------------------------------------------
Deposits:
  Demand                      $12,187    $13,101    $13,148
  Regular savings, NOW,
     money market              32,721     32,276     30,485
  Time:
     Domestic                  17,424     17,948     16,258
     Foreign                    3,623      3,667      3,844
-------------------------------------------------------------
Total deposits                 65,955     66,992     63,735
-------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased       1,096        722      1,004
  Securities sold under
    agreements to repurchase    2,499      2,454      2,630
  Commercial paper                803        745        811
  Other                         5,037      7,226      3,060
-------------------------------------------------------------
Total short-term borrowed
     funds                      9,435     11,147      7,505
-------------------------------------------------------------
Due to brokers/dealers          4,307      4,983      4,316
-------------------------------------------------------------
Long-term debt                  7,368      5,654      4,500
-------------------------------------------------------------
Total                         $87,065    $88,776    $80,056
=============================================================

     Total deposits increased $2.2 billion to $66.0 billion at September 30, 1998 when compared to December 31, 1997 due principally to a $2.5 billion increase in money market deposits as a result of rates aimed at attracting new sources of funds, as well as time and savings deposits acquired as part of the Advanta acquisition. This increase was offset by a $1.0 billion decline in demand deposits due to timing and seasonality as average demand deposits remained stable throughout the year.

     The $1.9 billion increase in short-term borrowings since December 31, 1997 is due to increasing levels of treasury, tax and loan borrowings as the corporation utilized this favorably-priced funding vehicle. Long-term debt increased $2.9 billion to $7.4 billion at September 30, 1998 when compared to December 31, 1997 due to net increases of $2.6 billion of senior and subordinated debt and $270 million of trust preferred securities, as the corporation took advantage of the low interest-rate environment.

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

     The major source of the corporation's non-trading interest-rate risk is the difference in the repricing characteristics of the corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, is a risk to net interest income.

     The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at September 30, 1998. The following table reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.

------------------------------------------------------
                             Estimated Exposure to
      Rate Change             Net Interest Income
     (Basis Points)          (Dollars in millions)
------------------------------------------------------
          +200                        $  17
          -200                          (98)
------------------------------------------------------

     Estimated exposure to a sharp downturn in rates increased slightly during the third quarter due to certain transactions. As part of a year-long initiative to reduce the impact of mortgage asset prepayments, the corporation sold mortgage-backed securities and CRA loans during the third quarter; the corporation also took advantage of the current low rate environment to issue longer term funding at favorable rates. Although the exposure of net interest income to declining rates increased due to these recent activities, it is well within Board limits for risk tolerance and is expected to remain low.

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

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The corporation's Board limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of September 30, 1998, the estimated exposure was 0.9% asset-sensitive (see the following table). The gap position changed from a modest liability-sensitive position at June 30, 1998 to an equivalent asset-sensitive posture at September 30, 1998.


INTEREST-RATE GAP ANALYSIS
------------------------------------------------------------------------------------------------------------------------------
                                                                          Cumulatively Repriced Within
September 30, 1998                                        3 months      4 to 12    12 to 24      2 to 5    After 5
Dollars in millions, by repricing date                     or less       months      months       years      years     Total
------------------------------------------------------------------------------------------------------------------------------
Total assets                                              $ 61,308     $  8,529    $  5,178    $ 10,004   $ 14,460   $ 99,479
Total liabilities and stockholders' equity                 (49,193)      (9,561)     (5,117)     (2,844)   (32,764)   (99,479)
Net off-balance sheet                                      (13,271)       3,049       5,194       3,560      1,468        ---
------------------------------------------------------------------------------------------------------------------------------
Periodic gap                                                (1,156)       2,017       5,255      10,720    (16,836)
Cumulative gap                                              (1,156)         861       6,116      16,836        ---
------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-Sept. 30, 1998    (1.2)%        0.9%        6.1%       16.9%
------------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total assets-June 30, 1998     (2.7)        (0.9)        2.9        14.7
==============================================================================================================================


RISK-MANAGEMENT INSTRUMENT ANALYSIS
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          WEIGHTED
                                                                  ASSETS-                  AVERAGE           WEIGHTED AVERAGE RATE
                                                       NOTIONAL   LIABILITIES              MATURITY   FAIR   ---------------------
DOLLARS IN MILLIONS                                       VALUE   HEDGED                    (YEARS)  VALUE     RECEIVE   PAY
---------------------------------------------------------------------------------------------------------------------------------
INTEREST-RATE RISK-MANAGEMENT INSTRUMENTS
Interest-rate swaps:
  Receive-fixed/pay-variable                            $10,475   Variable-rate loans
                                                            356   Fixed-rate deposits
                                                          2,117   Long-term debt
                                                   ------------
                                                         12,948                                 2.8  $  238     6.73%   6.53%
---------------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                             2,779   Deposits                       .5       -     5.55    5.59
---------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                      15,727                                 2.4     238     6.53    6.36
---------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK-MANAGEMENT INSTRUMENTS
Interest rate swaps:
                                                                  Mortgage servicing rights
  Receive-fixed/pay-variable, PO swaps                    7,209      and escrow deposits        3.6     113     5.91    4.53
Options:
  Interest-rate floors, synthetic floors and
    swaptions purchased                                  35,345   Mortgage servicing rights     4.3     642        - (a)   - (a)
  Interest-rate cap corridors sold                        8,809   Mortgage servicing rights     3.5      18        - (a)   - (a)
  Call options purchased                                  1,000   Mortgage servicing rights      .3      23        -       -
---------------------------------------------------------------------------------------------------------------------------------
  Total options                                          45,154                                         683        -       -
---------------------------------------------------------------------------------------------------------------------------------
Total  hedges of  mortgage  servicing  rights  and       52,363                                 4.0     796     5.91    4.53
escrow deposits
---------------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments                       $68,090                                 3.6  $1,034     6.33%   5.79%
---------------------------------------------------------------------------------------------------------------------------------

(a) The mortgage-banking risk-management interest-rate floors, synthetic floors and swaptions purchased, and interest-rate cap corridors sold have weighted average strike rates of 5.41% and 6.82%, respectively.

     Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of September 30, 1998, the corporation had net deferred income of $12 million relating to terminated interest-rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest-rate contracts of approximately 7.4 years.

    During the third quarter of 1998, $1.2 billion of receive-fixed/pay-variable swaps matured. Additionally, the corporation entered into approximately
$300 million of receive-fixed/pay-variable swaps during the quarter.

     A second major source of the corporation's non-trading interest-rate risk is the sensitivity of its MSRs to prepayments. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR asset and reduce its economic value.

     Off-balance sheet interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying values of the MSRs and the related hedges. At September 30, 1998, net hedge gains of $785 million have been deferred and recorded as adjustments to the carrying value of the MSRs. Deferred hedge gains include $105 million of realized hedge gains related to the termination of certain risk-management instruments. At September 30, 1998, the carrying value and fair value of the corporation's MSRs were $1.2 billion and $1.4 billion, respectively.

     In connection with the corporation's management of its MSRs hedge program, the corporation terminated $23.2 billion of interest-rate floor agreements and $2.7 billion of call options and added $34.7 billion and $3.7 billion of interest-rate floor agreements and call options, respectively, during the first nine months of 1998. Additionally, the corporation added $4.5 billion of interest-rate cap corridors and $4.9 billion of interest-rate swap contracts in its management of the mortgage servicing rights hedge program.

     The Corporation also performs valuation analysis which involves projecting future cash flows from the corporation's assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then summing the discounted cash flows. The corporation's "economic value of equity" (EVE) is the estimated net present value of the discounted cash flows.

     The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The corporation was in compliance with this limit at September 30, 1998.

TRADING MARKET RISK

The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

     The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily exposure to this market risk was $10.6 million, and the maximum daily exposure was $21.7 million during the third quarter of 1998. The increase in EAR from December 31, 1997 was due principally to the first quarter acquisition of Quick & Reilly.

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY RISK

Liquidity risk-management's objective is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of consumer asset receivables. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends. The Asset-Liability Management Committee (ALCO) is responsible for implementing the Board's policies and guidelines governing liquidity.

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

     At September 30, 1998 and December 31, 1997, the corporation had commercial paper outstanding of $803 million and $811 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at September 30, 1998, with no outstanding balance under this line of credit.

      Fleet has a shelf registration statement that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with a total amount of funds available of approximately $2.3 billion at September 30, 1998.

     As shown in the consolidated statement of cash flows, cash and cash equivalents decreased by $815 million during the first nine months of 1998. The decrease was due to cash used in investing activities of $4.7 billion, offset by cash provided by operating activities of $445 million and cash provided by financing activities of $3.4 billion. Net cash provided by financing activities was principally due to a net increase in short-term borrowings of $1.4 billion and a net increase in long-term debt of $2.9 billion. Net cash used in investing activities was attributable to net purchases of securities and a net increase in loans resulting primarily from loan growth in the commercial and industrial and consumer credit card portfolios.

CAPITAL
--------------------------------------------------------------------
                               SEPT. 30,      JUNE 30,    SEPT. 30,
DOLLARS IN MILLIONS                1998          1998         1997
--------------------------------------------------------------------
Risk-adjusted assets            $100,350      $100,110     $ 85,870
Tier 1 risk-based capital
  (4% minimum)                      6.88%         6.80%        7.19%
Total risk-based capital
  (8% minimum)                     11.21         10.84        10.74
Leverage ratio
  (4% minimum)                      7.16          7.05         7.30
Common equity-to-assets             8.53          8.11         7.70
Total equity-to-assets              9.22          8.80         8.64
Tangible common equity-to-assets    5.76          5.53         5.81
Tangible total equity-to-assets     6.47          6.23         6.78
====================================================================

     At September 30, 1998, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk-based capital ratios were 6.88 percent and 11.21 percent, respectively, compared with 6.80 percent and 10.84 percent, respectively, at June 30, 1998. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.16 percent at September 30, 1998 compared with 7.05 percent at June 30, 1998.

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

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value; however, the accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. This standard is effective as of January 1, 2000. The corporation has formed an internal task force from various functions within its organization that continues to evaluate the impact of this standard on its computer systems, hedging strategies, accounting policies, as well as other business issues. This task force is also closely monitoring the deliberations of the FASB's derivative implementation task force. Currently, the corporation has not yet determined the impact on its financial condition and results of operations.

           PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This standard requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking is no longer required to classify all retained mortgage-backed securities as trading securities. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This standard is effective for the first quarter of 1999. The effect of adopting this standard is not expected to have a material impact on the corporation's financial condition or results of operations.

PART II. OTHER INFORMATION

PART II.  ITEM 5.

If a stockholder desires to bring business before the Corporation's Annual Meeting of Stockholders which is not a proposal submitted to the Corporation for inclusion in the Corporation's Proxy Statement, the stockholder must follow procedures prescribed in the Corporation's By-Laws. One of the procedural requirements in the By-Laws is timely notice in writing to the Corporation's Secretary, at the Corporation's principal executive offices, of the business the stockholder proposes to bring before the Annual Meeting. Notice must be received not less than 120 calendar days prior to the date that the Corporation's Proxy Statement was released to stockholders in connection with the previous year's Annual Meeting of Stockholders. For the 1999 Annual Meeting of Stockholders, such notice must be received by the Secretary of the Corporation on or before November 2, 1998.

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

(b) Four Form 8-K's were filed during the period from July 1, 1998 to the date of the filing of this report.

          - Current Report on Form 8-K dated July 7, 1998 reporting the issuance of $250 million of 6.70% Subordinated Debentures.

          - Current Report on Form 8-K dated July 15, 1998 announcing second quarter earnings and a two-for-one stock split.

          - Current Report on Form 8-K dated September 25, 1998 authorizing the sale of and establishing the terms of $2 billion in aggregate principal amount of medium term notes under Registration Statement No. 333-62905.

          - Current Report on Form 8-K dated October 21, 1998 announcing third quarter earnings and a 10% increase in the quarterly common stock dividend to $.27 per common share.

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



                           FLEET FINANCIAL GROUP, INC.
                           ---------------------------
                                 (Registrant)



                             /s/ Eugene M. McQuade
                           ---------------------------
                                Eugene M. McQuade
                                  Vice Chairman
                             Chief Financial Officer



                             /s/ Robert C. Lamb, Jr.
                           ---------------------------
                               Robert C. Lamb, Jr.
                                   Controller
                             Chief Accounting Officer

DATE: November 13, 1998