Form 10-Q/A
period 1998-09-30
FLEET FINANCIAL GROUP INC
filed 1998-11-24
CIK 50341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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


                                    YES X NO
The number of shares of common stock of the Registrant outstanding as of October 31, 1998 was 568,336,222.

PART II.  ITEM 6.

(a)      Exhibit Index

Exhibit
Number
  3           Restated Articles of Incorporation of the Registrant, as amended.
  4*          Instruments defining the rights of security holders,
              including Debentures
  11          Statement re: computation of per share earnings**
  12          Statement re: computation of ratios**
  27          Financial data schedule**


       * Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

       **  Previously filed.

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


                                                  FLEET FINANCIAL GROUP, INC.
                                                  (Registrant)



                                                  By /s/ Robert C. Lamb, Jr.
                                                  -----------------------------
                                                    Robert C. Lamb, Jr.
                                                    Controller and Chief
                                                    Accounting Officer


DATE:  November 24, 1998

                                  EXHIBIT 3

                STATE OF RHODE ISLAND AND PROVIDENCE PLANTATIONS
                              BUSINESS CORPORATION
                 RESTATED ARTICLES OF INCORPORATION, AS AMENDED
                                       OF
                           FLEET FINANCIAL GROUP, INC.

Pursuant to the provisions of Section 7-1.1-59 of the General Laws, 1956, as amended, the undersigned corporation adopts the following Restated Articles of
Incorporation:

FIRST: The name of the corporation (hereinafter called the Corporation) is

                           FLEET FINANCIAL GROUP, INC.

     SECOND:   The period of its duration is perpetual.

     THIRD: The nature of the business of the Corporation and the objects or purposes to be transacted, promoted or carried on by it are as follows:

1. To purchase or otherwise acquire and to hold, pledge, sell, exchange or otherwise dispose of securities (which term includes any shares of stock, bonds, debentures, notes, mortgages or other instruments representing rights to receive, purchase or subscribe for the same or representing any other rights or interest therein or in any property or assets) created or issued by any person, firm, association, corporation (including, to the extent permitted by the laws of the State of Rhode Island, the Corporation) or government or subdivision, agency or instrumentality thereof; to make payment therefor in any lawful manner; and to exercise, as owner or holder thereof, any and all rights, powers and privileges in respect thereof (to the extent aforesaid).

2. To make, manufacture, produce, prepare, process, purchase or otherwise acquire, and to hold, use, sell, import, export, or otherwise trade or deal in and with, goods, wares, products, merchandise, machines, machinery, appliances and apparatus, of every kind, nature and any manufacturing or other business of any kind or character whatsoever, including, but not by way of limitation, importing, exporting, mining, quarrying, producing, farming, agriculture, forestry, construction, management, advisory, mercantile, financial or investment business, any business engaged in rendering any manner of services and any business of buying, selling, leasing or dealing in properties of any and all kinds, whether any such business is located in the United States of America or any foreign country, and whether or not related to, conducive to, incidental to, or in any way connected with, the foregoing business.

3. To engage in research, exploration, laboratory and development work relating to any material, substance, compound or mixture now known or which may hereafter be known, discovered or developed and to perfect, develop, manufacture, use, apply and generally to deal in and with any such material, substance, compound or mixture.

4. To purchase, lease or otherwise acquire, to hold, own, use, develop, maintain, manage and operate, to sell, transfer, lease, assign, convey, exchange, or otherwise turn to account or dispose of, and, generally, to deal in and with, personal and real property, tangible or intangible, of every kind and description, wheresoever situated, and any and all rights, concessions, interests and privileges therein.

5. To adopt, apply for, obtain, register, purchase, lease or otherwise acquire, to maintain, protect, hold, use, own, exercise, develop, manufacture under, operate and introduce and to sell and grant licenses or other rights in respect of, assign or otherwise dispose of, turn to account, or in any manner deal with, and contract with reference to, any trademarks, trade names, patents, patent rights, concessions, franchises, designs, copyrights and distinctive marks and rights analogous thereto and inventions, devices, improvements, processes, recipes, formulae and the like, including, but not by way of limitation, such thereof as may be covered by, used in connection with, or secured or received under, Letters Patent of the United States of America or elsewhere, and any licenses and rights in respect thereof, in connection therewith or appertaining thereto.

6. To make, enter into, perform and carry out contracts of every kind and description with any person, firm, association, corporation or government or subdivision, agency or instrumentality thereof; to endorse or guarantee the payment of principal, interest or dividends upon, and to guarantee the performance of sinking fund or other obligations of, any securities or the payment of a certain amount per share in liquidation of the capital stock of any other corporation; and to guarantee in any way permitted by law the performance of any of the contracts or other undertakings of any person, firm, association, corporation or government or subdivision, agency or instrumentality thereof.

7. To acquire by purchase, exchange or otherwise, all, or any part of, or any interest in, the properties, assets, business and good will of any one or more persons, firms, associations or corporations heretofore or hereafter engaged in any business whatsoever; to pay for the same in cash, property or its own or other securities; to hold, operate, lease, reorganize, liquidate, sell or in any manner dispose of the whole or any part thereof; to assume or guarantee, in connection therewith, the performance of any liabilities, obligations or contracts of such persons, firms, associations or corporations; and to conduct the whole or any part of any business thus acquired.

8. To lend its uninvested funds from time to time to such extent, to such persons, firms, associations, corporations or governments or subdivisions, agencies or instrumentalities thereof, and on such terms and on such security, if any, as the Board of Directors of the Corporation (hereinafter called the Board of Directors) may determine.

9. To borrow money for any of the purposes of the Corporation, from time to time, and without limits as to amount; to issue and sell from time to time its own securities in such amounts, on such terms and conditions, for such purposes and for such consideration, as may now be or hereafter shall be permitted by the laws of the State of Rhode Island; and to secure such securities by mortgage upon, or the pledge of, or the conveyance or assignment in trust of, the whole or any part of the properties, assets, business and good will of the Corporation then owned or thereafter acquired.

10. To promote, organize, manage, aid or assist, financially or otherwise, persons, firms, associations or corporations engaged in any business whatsoever; and to assume or underwrite the performance of all or any of their obligations.

11. To organize or cause to be organized under the laws of the State of Rhode Island, any other state or states of the United States of America, the District of Columbia, any territory, dependency, colony or possession of the United States of America, or of any foreign country, a corporation or corporations for the purpose of transacting, promoting or carrying on any or all objects or purposes for which the Corporation is organized; to dissolve, wind up, liquidate, merge or consolidate any such corporation or corporations or to cause the same to be dissolved, wound up, liquidated, merged or consolidated; and, subject to the laws of the State of Rhode Island, to consolidate or merge with or into one or more other corporations organized under the laws of the State of Rhode Island or under the laws of any other state or states in the United States of America, the District of Columbia, any territory, dependency, colony or possession of the United States of America or of any foreign country if the laws under which said other corporation or corporations are formed shall permit such consolidation or merger.

12. To conduct its business in any and all of its branches and maintain offices both within and without the State of Rhode Island in any and all states of the United States of America, in the District of Columbia, in any or all territories, dependencies, colonies or possessions of the United States of America and in foreign countries.

13. To such extent as a business corporation organized under the laws of the State of Rhode Island may now or hereafter lawfully do, to do, either as principal or agent and either alone or through subsidiaries or in connection with other persons, firms, associations or corporations, all and everything necessary, suitable, convenient or proper for, or in connection with, or incident to, the accomplishment of any of the purposes or the attainment of any one or more of the objects herein enumerated or designed directly or indirectly to promote the interests of the Corporation or to enhance the value of its properties and in general to engage in any lawful act or activity for which corporations may be organized under the General Laws of Rhode Island; and to do any and all things and exercise all powers, rights and privileges which a business corporation may now or hereafter be organized or authorized to do or to exercise under the laws of the State of Rhode Island.

14. Whenever the context permits, the following provisions shall govern the construction of the paragraphs of these purposes: no specified enumeration shall be construed as restricting in any way any general language; any word, whether in the singular or plural shall be construed to mean both the singular and the plural; any phrase in the conjunctive or in the disjunctive shall include both the conjunctive and disjunctive; the mention of the whole shall include any part or parts; any one or more or all of the purposes set forth may be pursued from time to time and whenever deemed desirable; verbs in the present or future tense shall be construed to include both the present and future tenses or either of them.

FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is 1,216,000,000, of which 16,000,000 shares of the par value of $1 each are to be of a class designated "Preferred Stock" and 1,200,000,000 of the par value of $0.01 each are to be of a class designated "Common Stock".

The voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the classes of stock of the Corporation which are fixed by these Articles of Incorporation, and the authority vested in the Board of Directors to fix by vote or votes providing for the issue of Preferred Stock, the voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of Preferred Stock which are not fixed by these Articles of Incorporation, are as follows:

     (a) The Preferred Stock may be issued from time to time in one or more series of any number of shares; provided that the aggregate number of shares issued and not canceled of any and all such series shall not exceed the total number of shares of Preferred Stock hereinabove authorized. Each series of Preferred Stock shall be distinctively designated by letter or descriptive words. All series of Preferred Stock shall rank equally and be identical in all respects except as permitted by the provisions of paragraph (b) of this Article FOURTH.

     (b) Authority is hereby vested in the Board of Directors from time to time to issue the Preferred Stock of any series and in connection with the creation of each such series to fix by vote or votes providing for the issue of shares thereof the voting powers, if any, the designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of such series to the full extent now or hereafter permitted by these Articles of Incorporation and the laws of the State of Rhode Island, in respect of the matters set forth in the following subparagraphs (1) to (8), inclusive:

          (1) The distinctive designation of such series and the number of shares which shall constitute such series, which number may be increased or decreased (but not below the number of shares thereof then outstanding) from time to time by action of the Board of Directors;

          (2) The dividend rate of such series, any preferences to or provisions in relation to the dividends payable on any other class or classes or of any other series of stock, and any limitations, restrictions or conditions on the payment of dividends;

          (3) The price or prices at which, and the terms and conditions on which, the shares of such series may be redeemed by the Corporation;

          (4) The amount or amounts payable upon the shares of such series in the event of any liquidation, dissolution or winding up of the Corporation;

          (5) Whether or not the shares of such series shall be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series and, if so entitled, the amount of such fund and the manner of its application;

          (6) Whether or not the shares of such series shall be made convertible into, or exchangeable for, shares of any other class or classes of stock of the Corporation or shares of any other series of Preferred Stock, and, if made so convertible or exchangeable, the conversion price or prices, or the rate or rates of exchange, and the adjustments thereof, if any, at which such conversion or exchange may be made, and any other terms and conditions of such conversion or exchange;

          (7) Whether or not the shares of such series shall have any voting powers and, if voting powers are so granted, the extent of such voting powers; and

          (8) Whether or not the issue of any additional shares of such series or of any future series in addition to such series shall be subject to restrictions in addition to the restrictions, if any, on the issue of additional shares imposed in the vote or votes fixing the terms of any outstanding series of Preferred Stock theretofore issued pursuant to this Article FOURTH and, if subject to additional restrictions, the extent of such additional restrictions.

          (c) The holders of Preferred Stock of each series shall be entitled to receive, when and as declared by the Board of Directors, dividends in cash at the rate for such series fixed by the Board of Directors as provided in paragraph (b) of this Article FOURTH, and no more, payable quarterly on the first days of January, April, July and October or of such other months as may be designated by the Board of Directors (each of the quarterly periods ending on the first day of January, April, July and October in each year, or on the first days of such other months, respectively, being hereinafter called a dividend period), in each case from the date of cumulation (as defined in paragraph (h) of this Article FOURTH) of such series. Except as may otherwise be provided in the vote or votes providing for the issue of any given series of Preferred Stock, dividends on Preferred Stock shall be cumulative (whether or not there shall be net profits or net assets of the Corporation legally available for the payment of such dividends), so that, if at any time full cumulative dividends (as defined in paragraph (h) of this Article FOURTH) upon the Preferred Stock of all series to the end of the last completed dividend period shall not have been paid or declared and a sum sufficient for payment thereof set apart, the amount of the deficiency shall be fully paid, but without interest, or dividends in such amount shall have been declared on each such series and a sum sufficient for the payment thereof shall have been set apart for such payment, before any sum or sums shall be set aside for or applied to the purchase or redemption of Preferred Stock of any series (either pursuant to any applicable sinking fund provisions or any redemptions authorized pursuant to paragraph (g) of this Article FOURTH or otherwise) or set aside for or applied to the purchase of Common Stock and before any dividend shall be declared or paid or any other distribution ordered or made upon the Common Stock (other than a dividend payable in Common Stock); provided, however, that any moneys deposited in the sinking fund provided for any series of Preferred Stock in the vote or votes providing for the issue of shares of said series, in compliance with the provisions of such sinking fund and of this paragraph (c), may thereafter be applied to the purchase or redemption of Preferred Stock in accordance with the terms of such sinking fund, whether or not at the time of such application full cumulative dividends upon the outstanding Preferred Stock of all series to the end of the last completed dividend period shall have been paid or declared and set apart for payment. All dividends declared upon the Preferred Stock of the respective series outstanding shall be declared pro rata, so that the amounts of dividends declared per share on the Preferred Stock of different series shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of such respective series bear to each other.

     (d) Before any sum or sums shall be set aside for or applied to the purchase of Common Stock and before any dividends shall be declared or paid or any distribution ordered or made upon the Common Stock (other than a dividend payable in Common Stock), the Corporation shall comply with the sinking fund provisions, if any, of any vote or votes providing for the issue of any series of Preferred Stock any shares of which shall at the time be outstanding.

     (e) Subject to the provisions of paragraphs (c) and (d) of this Article FOURTH, the holders of Common Stock shall be entitled, to the exclusion of the holders of Preferred Stock of any and all series, to receive such dividends as from time to time may be declared by the Board of Directors.

     (f) In the event of any liquidation, dissolution or winding up of the Corporation, the holders of Preferred Stock of each series then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of Common Stock, an amount determined as provided in paragraph (b) of this Article FOURTH for every share of their holdings of Preferred Stock of such series. If upon any liquidation, dissolution or winding up of the Corporation the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of Preferred Stock of all series the full amounts to which they respectively shall be entitled, the holders of Preferred Stock of all series shall share ratably in any distribution of assets according to the respective amounts which would be payable in respect of the shares of Preferred Stock held by them upon such distribution if all amounts payable on or with respect to Preferred Stock of all series were paid in full. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after payment shall have been made to the holders of Preferred Stock of the full amount to which they shall be entitled as aforesaid, the holders of Common Stock shall be entitled, to the exclusion of the holders of Preferred Stock of any and all series, to share, ratably according to the number of shares of Common Stock held by them, in all remaining assets of the Corporation available for distribution to its stockholders. Neither the merger or consolidation of the Corporation into or with another corporation nor the merger or consolidation of any other corporation into or with the Corporation, nor the sale, transfer or lease of all or substantially all the assets of the Corporation, shall be deemed to be a liquidation, dissolution or winding up of the Corporation.

     (g) Subject to any requirements which may be applicable to the redemption of any given series of Preferred Stock as provided in any vote or votes providing for the issue of such series of Preferred Stock, the Preferred Stock of all series, or of any series thereof, or any part of any series thereof, at any time outstanding, may be redeemed by the Corporation, at its election expressed by vote of the Board of Directors, any time or from time to time, upon not less than 30 days previous notice to the holders of record of Preferred Stock to be redeemed, given by mail in such manner as may be prescribed by vote or votes of the Board of Directors,

          (1) If such redemption shall be otherwise than by the application of moneys in any sinking fund referred to in paragraph (d) of this Article FOURTH, at the redemption price, fixed as provided in paragraph (b) of this Article FOURTH, at which shares of Preferred Stock of the particular series may then be redeemed at the option of the Corporation and

          (2) If such redemption shall be by the application of moneys in any sinking fund referred to in paragraph (d) of this Article FOURTH, at the redemption price, fixed as provided in paragraph (b) of this Article FOURTH, at which shares of Preferred Stock of the particular series may then be redeemed for such sinking fund;

provided, however, that, before any Preferred Stock of any series shall be redeemed at said redemption price thereof specified in clause (1) of this paragraph (g), all moneys at the time in the sinking fund, if any, for Preferred Stock of that series shall first be applied, as nearly as may be, to the purchase or redemption of Preferred Stock of that series as provided in the vote or votes of the Board of Directors providing for such sinking fund. If less than all the outstanding shares of Preferred Stock of any series are to be redeemed, the redemption may be made either by lot or pro rata in such manner as may be prescribed by vote of the Board of Directors. The Corporation may, if it shall so elect, provide moneys for the payment of the redemption price by depositing the amount thereof for the account of the holders of Preferred Stock entitled thereto with a bank or trust company doing business in the City of New York, in the State of New York, or in the City of Providence, in the State of Rhode Island, and having capital and surplus of at least $5,000,000. The date upon which such deposit may be made by the Corporation (hereinafter called the "date of deposit") shall be prior to the date fixed as the date of redemption. In any such case there shall be included in the notice of redemption a statement of the date of deposit and of the name and address of the bank or trust company with which the deposit has been or will be made. On and after the date fixed in any such notice of redemption as the date of redemption (unless default shall be made by the Corporation in providing moneys for the payment of the redemption price pursuant to such notice) or, if the Corporation shall have made such deposit on or before the date specified therefor in the notice, then on and after the date of deposit all rights of the holders of the Preferred Stock to be redeemed as stockholders of the Corporation, except the right to receive the redemption price as hereinafter provided, and, in the case of such deposit, any conversion rights not theretofore expired, shall cease and terminate. Such conversion rights, however, in any event shall cease and terminate upon the date fixed for redemption or upon any earlier date fixed by the Board of Directors pursuant to paragraph (b) of this Article FOURTH for termination of such conversion rights. Anything herein contained to the contrary notwithstanding, said redemption price shall include an amount equal to accrued dividends on the Preferred Stock to be redeemed to the date fixed for the redemption thereof and the Corporation shall not be required to declare or pay on such Preferred Stock to be redeemed, and the holders thereof shall not be entitled to receive, any dividends in addition to those thus included in the redemption price, provided, however, that the Corporation may pay in regular course any dividends thus included in the redemption price either to the holders of record on the record date fixed for the determination of stockholders entitled to receive such dividends (in which event, anything herein to the contrary notwithstanding, the amount so deposited need not include any dividends so paid or to be paid) or as part of the redemption price upon surrender of the certificates for the shares redeemed. At any time on or after the date fixed as aforesaid for such redemption or, if the Corporation shall elect to deposit the money for such redemption as herein provided, then at any time on or after the date of deposit and without awaiting the date fixed as aforesaid for such redemption, the respective holders of record of the Preferred Stock to be redeemed shall be entitled to receive the redemption price upon actual delivery to the Corporation, or, in the event of such deposit, to the bank or trust company with which such deposit shall be made, of certificates for the shares to be redeemed, such certificates, if required, to be properly stamped for transfer and duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly executed in blank. Any moneys so deposited which shall remain unclaimed by the holders of such Preferred Stock at the end of five years after the redemption date shall be paid by such bank or trust company to the Corporation and any interest accrued on moneys so deposited shall belong to the Corporation and shall be paid to it from time to time. Preferred Stock redeemed pursuant to the provisions of this paragraph (g) shall be canceled and shall thereafter have the status of authorized and unissued shares of Preferred Stock.

     (h) The term "date of cumulation" as used with reference to any series of Preferred Stock shall be deemed to mean the date fixed by the Board of Directors as the date of cumulation of such series at the time of creation thereof or, if no date shall have been fixed, the date on which shares of such series are first issued. Whenever used with reference to any share of any series of Preferred Stock, the term "full cumulative dividends" shall be deemed to mean (whether or not in any dividend period, or any part thereof, in respect of which such term is used there shall have been net profits or net assets of the Corporation legally available for the payment of such dividends) that amount which shall be equal to dividends at the full rate fixed for such series as provided in paragraph (b) of this Article FOURTH for the period of time elapsed from the date of cumulation of such series to the date as of which full cumulative dividends are to be computed (including an amount equal to the dividend at such rate for any fraction of a dividend period included in such period of time); and the term "accrued dividends" shall be deemed to mean full cumulative dividends to the date as of which accrued dividends are to be computed, less the amount of all dividends paid, or deemed paid as hereinafter in this paragraph (h) provided, upon said share. In the event of the issue of additional shares of Preferred Stock of any series after the original issue of shares of

     Preferred Stock of such series, all dividends paid or accrued on Preferred Stock of such series prior to the date of issue of such additional Preferred Stock shall be deemed to have been paid on the additional Preferred Stock so issued.

     (i) No holder of stock of any class of the Corporation, whether now or hereafter authorized, shall have any preemptive, preferential or other rights to subscribe for or purchase or acquire any shares of any class or any other securities of the Corporation, whether now or hereafter authorized, and whether or not convertible into, or evidencing or carrying the right to purchase, shares of any class or any other securities now or hereafter authorized, and whether the same shall be issued for cash, services or property, or by way of dividend or otherwise.

     (j) Subject to the provisions of these Articles of Incorporation and except as otherwise provided by law, the shares of stock of the Corporation, regardless of class, may be issued for such consideration and for such corporate purposes as the Board of Directors may from time to time determine.

     (k) Except as otherwise provided by law, or these Articles of Incorporation, or by the vote or votes providing for the issue of any series of Preferred Stock, the holders of shares of Preferred Stock as such holders, shall not have any right to vote, and are hereby specifically excluded from the right to vote, in the election of directors or for any other purpose. Except as aforesaid, the holders of Preferred Stock, as such holders, shall not be entitled to notice of any meeting of stockholders.

     (l) Subject to the provisions of any applicable law, or of the Bylaws of the Corporation as from time to time amended, with respect to the closing of the transfer books or the fixing of a record date for the determination of stockholders entitled to vote and except as otherwise provided by law or by these Articles of Incorporation, or by the vote or votes providing for the issue of any series of Preferred Stock, the holders of outstanding shares of Common Stock shall exclusively possess voting power for the election of directors and for all other purposes, each holder of record of shares of Common Stock being entitled to one vote for each share of Common Stock standing in his name on the books of the Corporation.

(As of the date of these Restated Articles of Incorporation, the following series of Preferred Stock have been authorized by the Board of Directors of the
Corporation: (i) Series III 10.12% Perpetual Preferred Stock, the terms and provisions of which are set forth in Exhibit A hereto, (ii) Series IV 9.375% Perpetual Preferred Stock, the terms and provisions of which are set forth in Exhibit B hereto, (iii) Dual Convertible Preferred Stock, the terms and provisions of which are set forth in Exhibit C hereto, (iv) Cumulative Participating Junior Preferred Stock, the terms and provisions of which are set forth in Exhibit D hereto, (v) Preferred Stock with Cumulative and Adjustable Dividends, the terms and provisions of which are set forth in Exhibit E hereto,
(vi) 9.30% Cumulative Preferred Stock, the terms and provisions of which are set forth in Exhibit F hereto, (vii) 9.35% Cumulative Preferred Stock, the terms and provisions of which are set forth in Exhibit G hereto, (viii) Series V 7.25% Perpetual Preferred Stock, the terms and provisions of which are set forth in Exhibit H hereto and (ix) Series VI 6.75% Perpetual Preferred Stock, the terms and provisions of which are set forth in Exhibit I hereto, said Exhibits A through I being hereby incorporated by reference in this Article FOURTH as if set forth herein. As of the date of these Restated Articles of Incorporation, there were issued and outstanding (i) 519,758 shares of Series III 10.12% Perpetual Preferred Stock, (ii) 478,838 shares of Series IV 9.375% Perpetual Preferred Stock, (iii) no shares of Dual Convertible Preferred Stock, (iv) no shares of Cumulative Participating Junior Preferred Stock, (v) 688,700 shares of Preferred Stock with Cumulative and Adjustable Dividends, (vi) 575,000 shares of 9.30% Cumulative Preferred Stock, (vii) 500,000 shares of 9.35% Cumulative Preferred Stock, (viii) 1,100,000 shares of Series V 7.25% Perpetual Preferred Stock and (ix) 600,000 shares of Series VI 6.75% Perpetual Preferred Stock.)

FIFTH: The private property of the stockholders of the Corporation shall not be subject to the payment of corporate debts to any extent whatsoever.

SIXTH: Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action, the meeting and vote of stockholders may be dispensed with and such action may be taken with the written consent of stockholders having not less than the minimum percentage of the total vote required by statute for the proposed corporate action, and provided that prompt notice of such action be given to all stockholders who would have been entitled to vote upon the action if such meeting were held.

SEVENTH: (a) Directors of the Corporation need not be stockholders, but no person shall be elected a Director who has attained the age of 72 and no person shall continue to serve as Director after the date of the first meeting of the stockholders of the Corporation held on or after the date on which such person attained the age of 72.

The powers and authorities herein conferred upon the Board of Directors are in furtherance and not in limitation of those conferred by the laws of the State of Rhode Island. In addition to the powers and authorities herein or by statute expressly conferred upon it, the Board of Directors may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, subject, nevertheless, to the provisions of the laws of the State of Rhode Island, of these Articles of Incorporation and of the Bylaws of the Corporation.

     (b) The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. The number of directors of the Corporation (exclusive of directors to be elected by the holders of any one or more series of the Preferred Stock voting separately as a class or classes) that shall constitute the Board of Directors shall be 13, unless otherwise determined from time to time by resolution adopted by the affirmative vote of:

          (1) At least 80% of the Board of Directors, and

          (2) A majority of the Continuing Directors.

          (c) Subject to applicable law, the Directors shall be divided into three (3) classes, each class to be as nearly equal in number as possible. The term of office of Directors of the first class shall expire at the annual meeting of stockholders to be held in 1984 and until their respective successors are duly elected and qualified. The term of office of Directors of the second class shall expire at the annual meeting of stockholders to be held in 1985 and until their respective successors are duly elected and qualified. The term of office of Directors of the third class shall expire at the annual meeting of stockholders to be held in 1986 and until their respective successors are duly elected and qualified. Subject to the foregoing, at each annual meeting of stockholders, commencing at the annual meeting to be held in 1984, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting and until their successors shall be duly elected and qualified. Any vacancies in the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by vote of 80% of the directors then in office, although less than a quorum, and any directors so chosen shall hold office until the next election of the class for which such directors shall have been chosen and until their respective successors shall be duly elected and qualified. No decrease in the number of directors shall shorten the term of any incumbent director. Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of Preferred Stock shall have the right, voting separately as a class, to elect one or more directors of the Corporation, (i) the terms of the director or directors elected by such holders shall expire at the next succeeding annual meeting of stockholders and vacancies created with respect to any directorship of the directors so elected may be filled in the manner specified by such Preferred Stock, and (ii) this Article SEVENTH shall be deemed to be construed and/or modified so as to permit the full implementation of the terms and conditions relating to election of directors of any series of Preferred Stock that has been or will be designated by the Board of Directors.

     (d) Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), any one or more directors of the Corporation may be removed at any time, but only for cause and only by either (1) the affirmative vote of a majority of the Continuing Directors and a majority of the Board of Directors or (2) the affirmative vote, at a meeting of the stockholders called for that purpose, as to all stock held by the holders of 80% or more of the outstanding Voting Shares, voting separately as a class.

Notwithstanding the foregoing, and except as otherwise required by law, whenever the holders of any one or more series of Preferred Stock shall have the right, voting separately as a class, to elect one or more directors of the Corporation, the provisions of this Section (d) shall not apply with respect to the director or directors elected by such holders of Preferred Stock.

     (e) For purposes of this Article SEVENTH, the following definitions shall apply:

          (1) Affiliate. An "Affiliate" of, or a Person "affiliated with", a specified Person, means a Person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, the Person specified.

          (2) Associate. The term "Associate" used to indicate a relationship with any Person means:

          (A) Any corporation or organization (other than the Corporation or a Subsidiary of the Corporation) of which such Person is an officer or partner or is, directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities;

          (B) Any trust or other estate in which such Person has a ten percent or greater beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity;

          (C) Any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person; or

          (D) Any investment company registered under the Investment Company Act of 1940 for which such Person or any Affiliate or Associate of such Person serves as investment adviser.

          (3) Beneficial Owner. A Person shall be considered the "Beneficial Owner" of any shares of stock (whether or not owned of record):

          (A) With respect to which such Person or any Affiliate or Associate of such Person directly or indirectly has or shares (i) voting power, including the power to vote or to direct the voting of such shares of stock, and/or (ii) investment power, including the power to dispose of or to direct the disposition of such shares of stock;

          (B) Which such Person or any Affiliate or Associate of such Person has
          (i)  the  right  to  acquire   (whether  such  right  is   exercisable
          immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, and/or (ii) the right to vote pursuant to any agreement, arrangement or understanding (whether such right is exercisable immediately or only after the passage of time); or

          (C) Which are Beneficially Owned within the meaning of (A) or (B) of this Section (3) by any other Person with which such first mentioned Person or any of its Affiliates or Associates has any agreement, arrangement or understanding, written or oral, with respect to acquiring, holding, voting or disposing of any shares of stock of the Corporation or any Subsidiary of the Corporation or acquiring, holding or disposing of all or substantially all, or any Substantial Part, of the assets or business of the Corporation or a Subsidiary of the Corporation.

          For the purpose only of determining whether a Person is the Beneficial Owner of a percentage specified in this Article SEVENTH of the outstanding Voting Shares, such shares shall be deemed to include any Voting Shares which may be issuable pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants, options or otherwise and which are deemed to be beneficially owned by only such Person pursuant to the foregoing provisions of this Section (3).

          (4) Business Combination. A "Business Combination" means:

          (A) The sale, exchange, lease, transfer or other disposition to or with a Related Person or any Affiliate or Associate of such Related Person by the Corporation or any of its Subsidiaries (in a single transaction or a series of related transactions) of all or substantially all, or any Substantial Part, of its or their assets or businesses (including, without limitation, any securities issued by a Subsidiary);

          (B) The purchase, exchange, lease or other acquisition by the Corporation or any of its Subsidiaries (in a single transaction or a series of related transactions) of all or substantially all, or any Substantial Part, of the assets or business of a Related Person or any Affiliate or Associate of such Related Person;

          (C) Any merger or consolidation of the Corporation or any Subsidiary thereof into or with a Related Person or any Affiliate or Associate of such Related Person, irrespective of which Person is the surviving entity in such merger or consolidation;

          (D) Any reclassification of securities, recapitalization or other transaction (other than a redemption in accordance with the terms of the security redeemed) which has the effect, directly or indirectly, of increasing the proportionate amount of Voting Shares of the Corporation or any Subsidiary thereof which are Beneficially Owned by a Related Person, or any partial or complete liquidation, spinoff, split off or split up of the Corporation or any Subsidiary thereof; provided however, that this Section (4)(D) shall not relate to any transaction of the types specified herein that has been approved by
          (i) a majority of the Board of Directors, and (ii) 80% of the Continuing Directors; or

          (E) The acquisition upon the issuance thereof of Beneficial Ownership by a Related Person of Voting Shares or securities convertible into Voting Shares or any voting securities or securities convertible into voting securities of any Subsidiary of the Corporation, or the acquisition upon the issuance thereof of Beneficial Ownership by a Related Person of any rights, warrants or options to acquire any of the foregoing or any combination of the foregoing Voting Shares or voting securities of a Subsidiary of the Corporation.

          As used in this definition, a "series of related transactions" shall be deemed to include not only a series of transactions with the same Related Person but also a series of separate transactions with a Related Person or any Affiliate or Associate of such Related Person.

Anything in this definition to the contrary notwithstanding, this definition shall not be deemed to include any transaction of the type set forth in Sections
(4)(A) through (4)(C) above between or among any two or more Subsidiaries of the Corporation or the Corporation and one or more Subsidiaries of the Corporation if such transaction has been approved by the affirmative vote of at least 80% of the Board of Directors and a majority of the Continuing Directors on or prior to the Date of Determination.

          (5) Continuing Director. A "Continuing Director" shall mean:

          (A) An individual who was a member of the Board of Directors of the Corporation first elected by the stockholders or by the Board of Directors prior to April 13, 1983 or prior to the time that a Related Person became the Beneficial Owner of in excess of 10% of the Voting Shares of the Corporation entitled to vote in the election of directors; or

          (B)  An  individual   designated  (before  such  individual's  initial
          election as a director) as a Continuing Director by a majority of the then Continuing Directors.

          (6) Date of Determination. The term "Date of Determination" means:

          (A) The date on which a binding agreement (except for the fulfillment of conditions precedent, including, without limitation, votes of stockholders to approve such transaction) is entered into by the Corporation, as authorized by its

          Board of Directors, and another Person providing for any Business Combination; or

              (B) If such an agreement as referred to in Section (6)(A) above is amended so as to make it less favorable to the Corporation and its stockholders, the date on which such amendment is approved by the Board of Directors of the Corporation; or

              (C) In cases where neither Section (6)(A) or (6)(B) above shall be applicable, the record date for the determination of stockholders of the Corporation entitled to notice of and to vote upon the transaction in question. A majority of the Continuing Directors shall have the power and duty to determine the Date of Determination as to any transaction under this Article SEVENTH. Any such determination shall be conclusive and binding for all purposes of this Article.

              (7) Person. The term "Person" shall mean any individual, partnership, corporation, group or other entity (other than the Corporation, any Subsidiary of the Corporation for itself or as a fiduciary for customers in the ordinary course, or a trustee holding stock for the benefit of employees of the Corporation or its Subsidiaries, or any one of them, pursuant to one or more employee benefit plans or arrangements). When two or more Persons act as a partnership, limited partnership, syndicate, association or other group for the purpose of acquiring, holding or disposing of shares of stock, such partnership, syndicate, association or group shall be deemed a "Person".

              (8) Related Person. "Related Person" means any Person which is the Beneficial Owner, as of the Date of Determination or immediately prior to the consummation of a Business Combination, or both, of 10% or more of the Voting Shares, or any Person who is an Affiliate of the Corporation and at any time within five years preceding the Date of Determination was the Beneficial Owner of 10% or more of the then outstanding Voting Shares, but does not include any one group of more than one Continuing Director.

              (9) Substantial Part. The term "Substantial Part" as used with reference to the assets of the Corporation, of any Subsidiary or of any Related Person means assets having a value of more than five percent of the total consolidated assets of the Corporation and its Subsidiaries as of the end of the Corporation's most recent fiscal year ending prior to the time the determination is being made.

              (10) Subsidiary. "Subsidiary" shall mean any corporation or entity of which the Person in question owns not less than 50% of any class of equity securities, directly or indirectly.

              (11) Voting Shares. "Voting Shares" shall mean shares of the Corporation's capital stock entitled to vote generally in the election of directors.

              (12) Certain Determinations With Respect to Article SEVENTH. (A) A majority of the Continuing Directors shall have the conclusive power and authority to determine, for the purposes of this Article SEVENTH, on the basis of information known to them: (i) the number of Voting Shares of which any Person is the Beneficial Owner, (ii) whether a Person is an Affiliate or Associate of another, (iii) whether a Person has an agreement, arrangement or understanding with another as to the matters referred to in the definition of "Beneficial Owner" as hereinabove defined, (iv) whether the assets subject to any Business Combination constitute a "Substantial Part" as hereinabove defined, (v) whether two or more transactions constitute a "series of related transactions" as hereinabove defined, (vi) any matters referred to in subsection (12)(B) below, and (vii) such other matters with respect to which a determination is required under this Article SEVENTH. Any such determination shall be final and binding for all purposes hereunder.

              (B) A Related Person shall be deemed to have acquired a Voting Share of the Corporation at the time when such Related Person became the Beneficial Owner thereof. With respect to Voting Shares owned by Affiliates, Associates or other Persons whose ownership is attributed to a Related Person under the foregoing definition of Beneficial Owner, if the price paid by such Related Person for such shares is not determinable, the price so paid shall be deemed to be the higher of (i) the price paid upon acquisition thereof by the Affiliate, Associate or other Person or (ii) the market price of the shares in question (as determined by a majority of the Continuing Directors) at the time when the Related Person became the Beneficial Owner thereof.

     (f) Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), and in addition to such additional vote of the Preferred Stock as may be required by the provisions of any series thereof or by applicable law, this Article SEVENTH shall not be amended, altered, changed or repealed without:

          (1) The affirmative vote of 80% of the Board of Directors and of a majority of Continuing Directors, and

          (2) The affirmative vote as to all stock held by the holders of 80% or more of the outstanding Voting Shares, voting separately as a class.

          EIGHTH: (a) The Corporation reserves the right at any time and from time to time to amend, alter, change or repeal any provision contained in these Articles of Incorporation, and other provisions authorized by the laws of the State of Rhode Island at the time in force may be added or inserted in these Articles of Incorporation, in the manner
          (i) now or hereafter prescribed by law, and (ii) as has otherwise been provided in Articles SEVENTH and NINTH of these Articles of Incorporation; and all rights, preferences and privileges of whatsoever nature conferred upon stockholders, directors or any other persons whomsoever by and pursuant to these Articles of Incorporation in their present form or as hereafter amended are granted subject to the right reserved in this Article EIGHTH.

     (b) Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), and in addition to such additional vote of the Preferred Stock as may be required by the provisions of any series thereof or by applicable law, this Article EIGHTH shall not be amended, altered, changed or repealed without the affirmative vote as to all stock held by the holders of 80% or more of the outstanding shares of the Corporation's capital stock entitled to vote generally in the election of directors, voting separately as class.

NINTH: (a) Definitions and Related Matters as to Certain Business Combinations.

1.1 Affiliate. An "Affiliate" of, or a Person "affiliated with", a specified Person, means a Person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, the Person specified.

1.2 Associate. The term "Associate" used to indicate a relationship with any Person means:

          (1) Any corporation or organization (other than the Corporation or a Subsidiary of the Corporation) of which such Person is an officer or partner or is, directly or indirectly, the beneficial owner of ten percent or more of any class of equity securities;

          (2) Any trust or other estate in which such Person has a ten percent or greater beneficial interest or as to which such Person serves as trustee or in a similar fiduciary capacity;

          (3) Any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person; or

          (4) Any investment company registered under the Investment Company Act of 1940 for which such Person or any Affiliate or Associate of such Person serves as investment adviser.

1.3 Beneficial Owner. A Person shall be considered the "Beneficial Owner" of any shares of stock (whether or not owned of record):

          (1) With respect to which such Person or any Affiliate or Associate of such Person directly or indirectly has or shares (i) voting power, including the power to vote or to direct the voting of such shares of stock, and/or (ii) investment power, including the power to dispose of or to direct the disposition of such shares of stock;

          (2) Which such Person or any Affiliate or Associate of such Person has
          (i)  the  right  to  acquire   (whether  such  right  is   exercisable
          immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, and/or (ii) the right to vote pursuant to any agreement, arrangement or understanding (whether such right is exercisable immediately or only after the passage of time); or

          (3) Which are Beneficially Owned within the meaning of (1) or (2) of this Section 1.3 by any other Person with which such first-mentioned Person or any of its Affiliates or Associates has any agreement, arrangement or understanding, written or oral, with respect to acquiring, holding, voting or disposing of any shares of stock of the Corporation or any Subsidiary of the Corporation or acquiring, holding or disposing of all or substantially all, or any Substantial Part, of the assets or business of the Corporation or a Subsidiary of the Corporation.

          For the purpose only of determining whether a Person is the Beneficial Owner of a percentage specified in this Article NINTH of the outstanding Voting Shares, such shares shall be deemed to include any Voting Shares which may be issuable pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants, options or otherwise and which are deemed to be beneficially owned by only such Person pursuant to the foregoing provisions of this Section 1.3.

1.4 Business Combination. A "Business Combination" means:

          (1) The sale, exchange, lease, transfer or other disposition to or with a Related Person or any Affiliate or Associate of such Related Person by the Corporation or any of its Subsidiaries (in a single transaction or a series of related transactions) of all or substantially all, or any Substantial Part, of its or their assets or business (including, without limitation, any securities issued by a Subsidiary);

          (2) The purchase, exchange, lease or other acquisition by the Corporation or any of its Subsidiaries (in a single transaction or a series of related transactions) of all, or any Substantial Part, of the assets or business of a Related Person or any Affiliate or Associate of such Related Person;

          (3) Any merger or consolidation of the Corporation or any Subsidiary thereof into or with a Related Person or any Affiliate or Associate of such Related Person, irrespective of which Person is the surviving entity in such merger or consolidation;

          (4) Any reclassification of securities, recapitalization or other transaction (other than a redemption in accordance with the terms of the security redeemed) which has the effect, directly or indirectly, of increasing the proportionate amount of Voting Shares of the Corporation or any Subsidiary thereof which are Beneficially Owned by a Related Person, or any partial or complete liquidation, spin-off, split-off or split-up of the Corporation or any Subsidiary thereof; provided, however, that this Section 1.4(4) shall not relate to any transaction of the types specified herein that has been approved by
          (i) a majority of the Board of Directors and (ii) 80% of the Continuing Directors; or

          (5) The acquisition upon the issuance thereof of Beneficial Ownership by a Related Person of Voting Shares or securities convertible into Voting Shares or any voting securities or securities convertible into voting securities of any Subsidiary of the Corporation, or the acquisition upon the issuance thereof of Beneficial Ownership by a Related Person of any rights, warrants or options to acquire any of the foregoing or any combination of the foregoing Voting Shares or voting securities of a Subsidiary of the Corporation.

          As used in this definition, a "series of related transactions" shall be deemed to include not only a series of transactions with the same Related Person but also a series of separate transactions with a Related Person or any Affiliate or Associate of such Related Person.

          Anything in this definition to the contrary notwithstanding, this definition shall not be deemed to include any transaction of the type set forth in Section 1.4(1) through 1.4(3) above between or among any two or more Subsidiaries of the Corporation or the Corporation and one or more Subsidiaries of the Corporation if such transaction has been approved by the affirmative vote of at least 80% of the Board of Directors and a majority of the Continuing Directors on or prior to the Date of Determination.

1.5 Continuing Director. A "Continuing Director" shall mean:

          (1) An individual who was a member of the Board of Directors of the Corporation first elected by the stockholders or by the Board of Directors prior to April 13, 1983 or prior to the time that a Related Person became the Beneficial Owner of in excess of 10% of the Voting Shares of the Corporation entitled to vote in the election of directors; or

          (2)  An  individual   designated  (before  such  individual's  initial
          election as a director) as a Continuing Director by a majority of the then Continuing Directors.

1.6 Date of Determination. The term "Date of Determination" means:

          (1) The date on which a binding agreement (except for the fulfillment of conditions precedent, including, without limitation, votes of stockholders to approve such transaction) is entered into by the Corporation, as authorized by its Board of Directors, and another Person providing for any Business Combination; or

          (2) If such an agreement as referred to in Section 1.6(1) above is amended so as to make it less favorable to the Corporation and its stockholders, the date on which such amendment is approved by the Board of Directors of the Corporation; or

          (3) In cases where neither Section 1.6(1) or (2) above shall be applicable, the record date for the determination of stockholders of the Corporation entitled to notice of and to vote upon the transaction in question.

          A majority of the Continuing Directors shall have the power and duty to determine the Date of Determination as to any transaction under this Article NINTH. Any such determination shall be conclusive and binding for all purposes of this Article.

1.7 Person. The term "Person" shall mean any individual, partnership, corporation, group or other entity (other than the Corporation, any Subsidiary of the Corporation for itself or as a fiduciary for customers in the ordinary course, or a trustee holding stock for the benefit of employees of the Corporation or its Subsidiaries, or any one of them, pursuant to one or more employee benefit plans or arrangements). When two or more Persons act as a partnership, limited partnership, syndicate, association or other group for the purpose of acquiring, holding or disposing of shares of stock, such partnership, syndicate, association or group shall be deemed a "Person".

1.8 Related Person. "Related Person" means any Person which is the Beneficial Owner, as of the Date of Determination or immediately prior to the consummation of a Business Combination or both, of 10% or more of the Voting Shares, or any Person who is an Affiliate of the Corporation and at any time within five years preceding the Date of Determination was the Beneficial Owner of 10% or more of the then outstanding Voting Shares, but does not include any one or group of more than one Continuing Director.

1.9 Substantial Part. The term "Substantial Part" as used with reference to the assets of the Corporation, of any Subsidiary or of any Related Person means assets having a value of more than five percent of the total consolidated assets of the Corporation and its Subsidiaries as of the end of the Corporation's most recent fiscal year ending prior to the time the determination is being made.

1.10 Subsidiary. "Subsidiary" shall mean any corporation or entity of which the Person in question owns not less than 50% of any class of equity securities, directly or indirectly.

1.11 Voting Shares. "Voting Shares" shall mean shares of the Corporation's capital stock entitled to vote generally in the election of directors.

1.12 Certain Determinations With Respect to Article NINTH.

          (1) A majority of the Continuing Directors shall have the conclusive power and authority to determine, for the purposes of this Article NINTH, on the basis of information known to them: (i) the number of Voting Shares of which any Person is the Beneficial Owner, (ii) whether a Person is an Affiliate or Associate of another, (iii) whether a Person has an agreement, arrangement or understanding with another as to the matters referred to in the definition of "Beneficial Owner" as hereinabove defined, (iv) whether the assets subject to any Business Combination constitute a "Substantial Part" as hereinabove defined, (v) whether two or more transactions constitute a "series of related transactions" as hereinabove defined, (vi) any matters referred to in subsection 1.12(2) below, and (vii) such other matters with respect to which a determination is required under this Article NINTH. Any such determination shall be final and binding for all purposes hereunder.

          (2) A Related Person shall be deemed to have acquired a Voting Share of the Corporation at the time when such Related Person became the Beneficial Owner thereof. With respect to Voting Shares owned by Affiliates, Associates or other Persons whose ownership is attributed to a Related Person under the foregoing definition of Beneficial Owner, if the price paid by such Related Person for such shares is not determinable, the price so paid shall be deemed to be the higher of
          (i) the price paid upon acquisition thereof by the Affiliate, Associate or other Person or (ii) the market price of the shares in question (as determined by a majority of the Continuing Directors) at the time when the Related Person became the Beneficial Owner thereof.

          (b) Approval of Certain Business Combinations.

          Whether or not a vote of the stockholders is otherwise required in connection with the transaction, neither the Corporation nor any of its Subsidiaries shall become a party to any Business Combination without prior compliance with the provisions of Section 1.1 or 1.2 or
          1.3 hereinbelow, in addition to such additional vote of the Preferred Stock as may be required by the provisions of any series thereof or by applicable law.

1.1 Prior Approval by the Board of Directors. Such Business Combination was approved by the Board of Directors of the Corporation by the affirmative vote of at least 80% of the Board of Directors of the Corporation either (a) at a time prior to the acquisition of 10% or more of the outstanding Voting Shares of the Corporation by the Related Person, or (b) after such acquisition, but only so long as such Related Person sought and obtained the approval, by the affirmative vote of at least 80% of the Board of Directors of the Corporation, of the acquisition of 10% or more of the outstanding Voting Shares prior to such acquisition being consummated.

1.2 Approval by Continuing Directors and Additional Requirements.

     Such Business Combination (a) shall be approved at a meeting of the Board of Directors by the affirmative vote of 80% of the Continuing Directors and a majority of the Board of Directors, and (b) all of the conditions hereinafter set forth in subsections (1) through (5) shall be satisfied:

          (1) The ratio of (i) the aggregate amount of the cash and the fair market value of other consideration to be received per share of Common Stock in such Business Combination by holders of Common Stock other than the Related Person involved in such Business Combination, to (ii) the market price per share of the Common Stock immediately prior to the announcement of the proposed Business Combination, is at least as great as the ratio of (x) the highest per share price (including brokerage commissions, transfer taxes and soliciting dealers' fees) which such Related Person has theretofore paid in acquiring any Common Stock prior to such Business Combination, to (y) the market price per share of Common Stock immediately prior to the initial acquisition by such Related Person of any shares of Common Stock; and

     (2) The aggregate amount of the cash and the fair market value of other consideration to be received per share of Common Stock in such Business Combination by holders of Common Stock, other than the Related Person involved in such Business Combination, (i) is not less than the highest per share price (including brokerage commissions, transfer taxes and soliciting dealers' fees) paid by such Related Person in acquiring any of its holdings of Common Stock, (ii) is not less than the earnings per share of Common Stock for the four consecutive fiscal quarters of the Corporation immediately preceding the Date of Determination of such Business Combination multiplied by the then price/earnings multiple (if any) of such Related Person as customarily computed and reported in the financial community; provided, that for the purposes of this clause (ii), if more than one Person constitutes the Related Person involved in the Business Combination, the price/earnings multiple (if any) of the Person having the highest price/earnings multiple shall be used for the computation in this clause (ii), and (iii) is not less than the book value of a share of the Common Stock, as reflected in the balance sheet of the Corporation as of the last day of the last fiscal quarter of the Corporation preceding the Date of Determination; and

     (3) The consideration (if any) to be received in such Business Combination by holders of Common Stock other than the Related Person involved shall, except to the extent that a stockholder agrees otherwise as to all or part of the shares which he or she owns, be in the same form and of the same kind as the consideration paid by the Related Person in acquiring Common Stock already owned by it; and

     (4) After such Related Person became a Related Person and prior to the consummation of such Business Combination: (i) such Related Person shall have taken steps to ensure that the Board of Directors of the Corporation included at all times representation by Continuing Directors proportionate to the ratio that the number of Voting Shares of the Corporation from time to time owned by stockholders who are not Related Persons bears to all Voting Shares of the Corporation outstanding at the time in question (with a Continuing Director to occupy any resulting fractional position among the directors); (ii) such Related Person shall not have acquired from the Corporation, directly or indirectly, any shares of the Corporation (except
     (x) upon conversion of convertible securities acquired by it prior to becoming a Related Person or (y) as a result of a pro rata stock dividend, stock split or division of shares or (z) in a transaction consummated after this Article NINTH was added to these Articles of Incorporation and which satisfied all applicable requirements of this Article NINTH); (iii) such Related Person shall not have acquired any additional Voting Shares of the Corporation or securities convertible into or exchangeable for Voting Shares except as a part of the transaction which resulted in such Related Person's becoming a Related Person; and (iv) such Related Person shall not have (x) received the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges or other financial assistance or tax credits provided by the Corporation or any Subsidiary, or (y) made any major change in the Corporation's business or equity capital structure or entered into any contract, arrangement or understanding with the Corporation except any such change, contract, arrangement or understanding as may have been approved by the favorable vote of not less than 80% of the Continuing Directors and a majority of the Board of Directors of the Corporation; and

     (5) A proxy statement complying with the requirements of the Securities Exchange Act of 1934 shall have been mailed to all holders of Voting Shares for the purpose of soliciting stockholder approval of such Business Combination. Such proxy statement shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the Business Combination which the Continuing Directors, or any of them, may have furnished in writing and, if deemed advisable by two thirds of the Continuing Directors, an opinion of a reputable investment banking firm as to the fairness (or lack of fairness) of the terms of such Business Combination from the point of view of the holders of Voting Shares other than any Related Person (such investment banking firm to be selected by two thirds of the Continuing Directors, to be furnished with all information it reasonably requests, and to be paid by the Corporation a reasonable fee for its services upon receipt by the Corporation of such opinion).

     For purposes of Sections 1.1 (1) and (2) hereof, in the event of a Business Combination upon consummation of which the Corporation would be the surviving corporation or company or would continue to exist (unless it is provided, contemplated or intended that as part of such Business Combination or within one year after consummation thereof a plan of liquidation or dissolution of the Corporation will be effected), the term "other consideration to be received" shall include (without limitation) Common Stock retained by stockholders of the Corporation other than Related Persons who are parties to such Business Combination.

     1.3 Approval by Stockholders. If there is not full compliance with the provisions of Section 1.1 or 1.2 of paragraph (b) of this Article, such Business Combination shall be approved by the affirmative vote of 80% of the Voting Shares, voting as a single class; provided that a proxy statement complying with the requirements of the Securities Exchange Act of 1934 shall have been mailed to all holders of Voting Shares for the purpose of soliciting stockholder approval of such Business Combination. Such proxy statement shall contain at the front thereof, in a prominent place, any recommendations as to the advisability (or inadvisability) of the Business Combination which the Continuing Directors, or any of them, may have furnished in writing and, if deemed advisable by two thirds of the Continuing Directors, an opinion of a reputable investment banking firm as to the fairness (or lack of fairness) of the terms of such Business Combination from the point of view of the holders of Voting Shares other than any Related Person (such investment banking firm to be selected by two thirds of the Continuing Directors, to be furnished with all information it reasonably requests, and to be paid a reasonable fee by the Corporation for its services upon receipt by the Corporation of such opinion).

     (c) Amendments to this Article NINTH.

     Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), and in addition to such additional vote of the Preferred Stock as may be required by the provisions of any series thereof or by applicable law, this Article NINTH shall not be amended, altered, changed or repealed without:

          (1) The affirmative vote of 80% of the Board of Directors and a majority of the Continuing Directors, and

          (2) The affirmative vote as to all stock held by the holders of 80% or more of the outstanding Voting Shares, voting separately as a class.

          (d) Amendments Recommended by Directors.

          The provisions of paragraph (c) of this Article NINTH shall not apply to, and the vote referred to therein shall not be required for, any amendment, addition, alteration or repeal of any provision of this Article NINTH that is recommended to the stockholders by the favorable vote of (1) a majority of the Board of Directors, and (2) not less than 80% of the Continuing Directors, and any such amendment, addition, alteration or repeal so recommended shall require only the vote, if any, required under the applicable provisions of the Rhode Island Business Corporation Law.

TENTH: (a) No director of the Corporation shall be liable to the Corporation or to its stockholders for monetary damages for breach of the director's duty as a director; provided, however, that this Article TENTH shall not eliminate or limit the liability of a director: (i) for any breach of the director's duty of loyalty to the Corporation or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) the liability imposed pursuant to the provisions of R.I.G.L. Section 7-1.1-43 (as in effect or as hereafter amended); or (iv) for any transaction from which the director derived an improper personal benefit unless said transaction is permitted by R.I.G.L.
Section 7-1.1-37.1 (as in effect or as hereafter amended). If the Rhode Island General Laws are amended after the adoption of this Article TENTH to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of each director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Rhode Island General Laws, as so amended. Neither the amendment nor repeal of this Article TENTH nor the adoption of any provision of these Articles of Incorporation inconsistent with this Article TENTH shall eliminate or reduce the effect of this Article TENTH in respect of any matter occurring, or any cause of action, suit or claim that, but for this Article TENTH, would occur or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

     (b) Notwithstanding any other provision of these Articles of Incorporation, including Section EIGHTH (a), or the Bylaws of the Corporation (and notwithstanding the fact that some lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the Corporation), and in addition to such additional vote of the Preferred Stock as may be required by the provisions of any series thereof or by applicable law, this Article TENTH shall not be amended, altered, changed or repealed without:

          (1) the affirmative vote of 80% of the Board of Directors and a majority of Continuing Directors (as defined in Article SEVENTH of these Articles of Incorporation), and

          (2) the affirmative vote as to all stock held by the holders of 80% or more of the outstanding Voting Shares (as defined in Article SEVENTH of these Articles of Incorporation), voting separately as a class.

ELEVENTH: The Restated Articles of Incorporation correctly set forth without change the corresponding provisions of the Articles of Incorporation as heretofore amended, and supersede the original Articles of Incorporation and all amendments thereto.

                                    EXHIBIT A

                           FLEET FINANCIAL GROUP, INC.
                   SERIES III 10.12% PERPETUAL PREFERRED STOCK

     (a) Designation. The designation of the series of Preferred Stock shall be "Series III 10.12% Perpetual Preferred Stock" (hereinafter called this "Series") and the number of shares constituting this Series is One Million One Hundred Thousand (1,100,000).

     (b) Dividend Rate.

     (1) The holders of shares of this Series shall be entitled to receive dividends thereon at a rate of 10.12% per annum computed on the basis of an issue price thereof of $100 per share, and no more, payable quarterly out of the funds of the Corporation legally available for the payment of dividends. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when, as and if declared by the Board, on March 1, June 1, September 1 and December 1 of each year, commencing September 1, 1991. Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past quarters may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) No full dividends shall be declared or paid or set apart for payment on the Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other class or series of preferred stock of the Corporation ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stocks, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

     (3) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in paragraph (2) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.

          (4) Dividends payable on this Series for any period, including the period from the original issue of such shares until September 1, 1991, shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

          (c) Redemption.

          (1) The shares of this Series shall not be redeemable prior to June 1, 1996. On and after June 1, 1996, the Corporation, at its option, may redeem shares of this Series, as a whole or in part, at any time or from time to time, at a redemption price per share as follows:

If redeemed during the twelve-month period beginning June 1, 1996-- $105.060 per share

If redeemed during the twelve-month period beginning June 1, 1997-- $104.048 per share

If redeemed during the twelve-month period beginning June 1, 1998-- $103.036 per share

If redeemed during the twelve-month period beginning June 1, 1999-- $102.024 per share

If redeemed during the twelve-month period beginning June 1, 2000-- $101.012 per share

If redeemed at any time from and after June 1, 2001--$100.000 per share plus, in each case, accrued and unpaid dividends thereon to the date fixed for redemption.

          (2) In the event that fewer than all the outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board or by any other method as may be determined by the Board in its sole discretion to be equitable.

          (3) In the event the Corporation shall redeem shares of this Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the aforesaid redemption price. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          (5) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of this Series shall be redeemed unless all outstanding shares of this Series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

     (d) Liquidation Rights.

     (1) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive and be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the shares of this Series upon liquidation, the amount of $100 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all the property or business of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section (d).

     (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (d), the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (d), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this
     Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (e) Conversion or Exchange. The holders of shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (f) Voting. The shares of this Series shall not have any voting powers, either general or special, except that:

          (1) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions thereof, or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of this Series;

          (2) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting, increasing or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares.

     (3) If, at the time of any annual meeting of stockholders for the election of directors, a default in preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation (other than the Corporation's Series II 6 1/2% Cumulative Convertible Preferred Stock (the "Series II Preferred") and any other class or series of the Corporation's preferred stock expressly entitled to elect additional directors to the Board by a vote separate and distinct from the vote provided for in this paragraph (3) ("Voting Preferred")) shall exist, the number of directors constituting the Board shall be increased by two (without duplication of any increase made pursuant to the terms of any other class or series of the Corporation's preferred stock other than the Series II Preferred and any Voting Preferred) and the holders of the Corporation's preferred stock of all classes and series (other than the Series II Preferred and any such Voting Preferred) shall have the right at such meeting, voting together as a single class without regard to class or series, to the exclusion of the holders of Common Stock, the Series II Preferred and the Voting Preferred, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon shares of any class or series of the Corporation's preferred stock ranking prior to or on a parity with shares of this Series as to dividends (other than the Series II Preferred and any Voting Preferred). Each director elected by the holders of shares of any series of the Preferred Stock or any other class or series of the Corporation's preferred stock in an election provided for by this paragraph (3) (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for such director's election, voting together as a single class without regard to class or series, at a meeting of the stockholders, or of the holders of shares of the Corporation's preferred stock, called for that purpose. So long as a default in any preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall exist (other then the Series II Preferred and any Voting Preferred) (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (B) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for the removed director's election, voting together as a single class without regard to class or series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid shall be deemed for all purposes hereto to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board shall be reduced by two. For purposes hereof, a "default in preference dividends" on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall be deemed to have occurred whenever the amount of accrued dividends upon such class or series of the Corporation's preferred stock shall be equivalent to six full quarterly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all such shares of the Corporation's preferred stock of each and every series then outstanding (other than the Series II Preferred, any Voting Preferred or shares of any class or series ranking junior to shares of this Series as to dividends) shall have been paid to the end of the last preceding quarterly dividend period.

     (g) Reacquired Shares. Shares of this Series which have been issued and reacquired through redemption or purchase shall, upon compliance with an applicable provision of the Rhode Island

Business Corporation Act, have the status of authorized and unissued shares of Preferred Stock and may be reissued, but only as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board.

     (h) Relation to Existing Preferred Classes of Stock. Shares of this Series are equal in rank and preference with all other series of the Preferred Stock outstanding on the date of original issue of the shares of this Series and the Preferred Stock with Cumulative and Adjustable Dividends, $20.00 par value, and are senior in rank and preference to the Common Stock and the Cumulative Participating Junior Preferred Stock of the Corporation.

     (i) Relation to Other Preferred Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

              (1) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

              (2) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

              (3) junior to the shares of this Series, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                                    EXHIBIT B

                           FLEET FINANCIAL GROUP, INC.
                   SERIES IV 9.375% PERPETUAL PREFERRED STOCK

     (a) Designation. The designation of the series of Preferred Stock shall be "Series IV 9.375% Perpetual Preferred Stock" (hereinafter called this "Series") and the number of shares constituting this Series is One Million (1,000,000).

     (b) Dividend Rate.

     (1) The holders of shares of this Series shall be entitled to receive dividends thereon at a rate of 9.375% per annum computed on the basis of an issue price thereof of $100 per share, and no more, payable quarterly out of the funds of the Corporation legally available for the payment of dividends. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when, as and if declared by the Board, on March 1, June 1, September 1 and December 1 of each year, commencing March 1, 1992. Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past quarters may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) No full dividends shall be declared or paid or set apart for payment on the Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other class or series of preferred stock of the Corporation ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stocks, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

     (3) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in paragraph (2) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.

          (4) Dividends payable on this Series for any period, including the period from the original issue of such shares until March 1, 1992, shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

          (c) Redemption.

          (1) The shares of this Series shall not be redeemable prior to December 1, 1996. On and after December 1, 1996, the Corporation, at its option, may redeem shares of this Series, in whole or in part, at any time or from time to time, at a redemption price of $100 per share, plus accrued and unpaid dividends thereon to the date fixed for redemption.

          (2) In the event that fewer than all the outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board or by any other method as may be determined by the Board in its sole discretion to be equitable.

          (3) In the event the Corporation shall redeem shares of this Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the aforesaid redemption price. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          (5) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of this Series shall be redeemed unless all outstanding shares of this Series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

          (d) Liquidation Rights.

          (1) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive and be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the shares of this Series upon liquidation, the amount of $100 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

          (2) Neither the sale of all or substantially all the property or business of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section (d).

          (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (d), the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

          (4)  In  the  event  the  assets  of  the  Corporation  available  for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (d), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

          (e) Conversion or Exchange. The holders of shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (f) Voting. The shares of this Series shall not have any voting powers, either general or special, except that:

          (1) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions thereof, or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of this Series;

          (2) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting, increasing or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares.

          (3) If, at the time of any annual meeting of stockholders for the election of directors, a default in preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation (other than the Corporation's Series II 6 1/2% Cumulative Convertible Preferred Stock (the "Series II Preferred") and any other class or series of the Corporation's preferred stock expressly entitled to elect additional directors to the Board by a vote separate and distinct from the vote provided for in this paragraph (3) ("Voting Preferred")) shall exist, the number of directors constituting the Board shall be increased by two (without duplication of any increase made pursuant to the terms of any other class or series of the Corporation's preferred stock other than the Series II Preferred and any Voting Preferred) and the holders of the Corporation's preferred stock of all classes and series (other than the Series II Preferred and any such Voting Preferred) shall have the right at such meeting, voting together as a single class without regard to class or series, to the exclusion of the holders of Common Stock, the Series II Preferred and the Voting Preferred, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon shares of any class or series of the Corporation's preferred stock ranking prior to or on a parity with shares of this Series as to dividends (other than the Series II Preferred and any Voting Preferred). Each director elected by the holders of shares of any series of the Preferred Stock or any other class or series of the Corporation's preferred stock in an election provided for by this paragraph (3) (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for such director's election, voting together as a single class without regard to class or series, at a meeting of the stockholders, or of the holders of shares of the Corporation's preferred stock, called for that purpose. So long as a default in any preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall exist (other than the Series II Preferred and any Voting Preferred) (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (B) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for the removed director's election, voting together as a single class without regard to class or series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid shall be deemed for all purposes hereto to be a Preferred Director.

     Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board shall be reduced by two. For purposes hereof, a "default in preference dividends" on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall be deemed to have occurred whenever the amount of accrued dividends upon such class or series of the Corporation's preferred stock shall be equivalent to six full quarterly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all such shares of the Corporation's preferred stock of each and every series then outstanding (other than the Series II Preferred, any Voting Preferred or shares of any class or series ranking junior to shares of this Series as to dividends) shall have been paid to the end of the last preceding quarterly dividend period.

     (g) Reacquired Shares. Shares of this Series which have been issued and reacquired through redemption or purchase shall, upon compliance with an applicable provision of the Rhode Island Business Corporation Act, have the status of authorized and unissued shares of Preferred Stock and may be reissued but only as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board.

     (h) Relation to Existing Preferred Classes of Stock. Shares of this Series are equal in rank and preference with all other series of the Preferred Stock outstanding on the date of original issue of the shares of this Series and the Preferred Stock with Cumulative and Adjustable Dividends, $20.00 par value, and are senior in rank and preference to the Common Stock and the Cumulative Participating Junior Preferred Stock of the Corporation.

     (i) Relation to Other Preferred Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

          (2) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

          (3) junior to the shares of this Series, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                                    EXHIBIT C

                           FLEET FINANCIAL GROUP, INC.
                        DUAL CONVERTIBLE PREFERRED STOCK

     (a) Designation. The designation of this series of Preferred Stock created by this resolution shall be "Dual Convertible Preferred Stock" (the "Dual Convertible Preferred Stock") consisting of 1,415,000 shares. The stated value of the Dual Convertible Preferred Stock shall be $200 per share.

     (b) Rank. The Dual Convertible Preferred Stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank prior to the Common Stock, par value $1.00 per share (the "Common Stock"), of the Corporation. (All equity securities of the Corporation to which the Dual Convertible Preferred Stock ranks prior with respect to dividend rights and rights on liquidation, winding up and dissolution, including the Common Stock, are collectively referred to herein as the "Junior Securities", all equity securities of the Corporation with which the Dual Convertible Preferred Stock ranks on a parity with respect to dividend rights and rights on liquidation, winding up and dissolution are collectively referred to herein as the "Parity Securities" and all equity securities of the Corporation to which the Dual Convertible Preferred Stock ranks junior, whether with respect to dividends or upon liquidation, dissolution, winding-up or otherwise, are collectively referred to herein as the "Senior Securities.") The Dual Convertible Preferred Stock shall be subject to the creation of Junior Securities, Parity Securities and Senior Securities, subject, in the case of Senior Securities, to obtaining the approval of the holders of the shares of the Dual Convertible Preferred Stock in accordance with paragraph (h).

     (c) Dividends.

     (i) The holders of the shares of Dual Convertible Preferred Stock shall be entitled to receive, out of funds legally available for the payment of dividends, cumulative dividends in an amount equal to 50% of the dividends declared on the common stock, par value $.01 per share ("Holding Common Stock"), of Fleet/Norstar Holding Company, Inc., a Rhode Island corporation ("Holding"), and its successor or assign; provided, however, that dividends shall not become payable on the shares of the Dual Convertible Preferred Stock until an aggregate of $15 million of dividends have been declared by Holding and shall only become payable to the extent of dividends declared by Holding in excess of such amount; and, provided further, that the amount of such dividends shall be subject to reduction in accordance with paragraph (f) (iv); and, provided further, that dividends shall not become payable on the shares of the Dual Convertible Preferred Stock as a result of the declaration of the Dividend Note (as hereinafter defined) or other amounts payable as dividends by Holding to the Corporation pursuant to the Tax Allocation Agreement (as hereinafter defined). Such dividends shall be payable from time to time as declared by the Board (each of such dates being a "dividend payment date"), in preference to dividends on the Junior Securities. Such dividends shall be paid to the holders of record at the close of business on the tenth business day immediately preceding each dividend payment date (each of such dates being a "dividend payment record date"). Each of such dividends shall be fully cumulative and shall accrue without interest, until paid.

     (ii) All dividends paid with respect to shares of the Dual Convertible Preferred Stock pursuant to paragraph (c)(i) shall be paid pro rata to the holders entitled thereto.

     (iii) No full dividends shall be declared by the Board of Directors or paid or set apart for payment by the Corporation on any Parity Securities for any period unless full cumulative accrued dividends have been or contemporaneously are declared and paid or declared and a sum set apart sufficient for such payment on the Dual Convertible Preferred Stock. If any dividends are not paid in full upon the shares of the Dual Convertible Preferred Stock and any other Parity Securities, all dividends declared upon shares of the Dual Convertible Preferred Stock and any other Parity Securities shall be declared pro rata so that the amount of dividends declared per share of the Dual Convertible Preferred Stock and such Parity Securities shall in all cases bear to each other the same ratio that accrued dividends per share on the Dual Convertible Preferred Stock and such Parity Securities bear to each other. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Dual Convertible Preferred Stock or any other Parity Securities which may be in arrears. Any dividend not paid pursuant to paragraph (c)(i) hereof or this paragraph (c)(iii) shall be fully cumulative and shall accrue (whether or not declared), without interest, as set forth in paragraph (c)(i) hereof.

     (iv) (A) Holders of shares of the Dual Convertible Preferred Stock shall be entitled to receive the dividends provided for in paragraph (c)(i) hereof in preference to and in priority over any dividends upon any of the Junior Securities.

     (B) So long as any shares of the Dual Convertible Preferred Stock are outstanding, the Board of Directors shall not declare, and the Corporation shall not pay or set apart for payment, any dividend on any of the Junior Securities or make any payment on account of, or set apart for payment money for a sinking or other similar fund for, the repurchase, redemption or other retirement of, any of the Junior Securities or Parity Securities or any warrants, rights or options exercisable for or convertible into any of the Junior Securities or Parity Securities, or make any distribution in respect of the Junior Securities, either directly or indirectly, and whether in cash, obligations or shares of the Corporation or other property (other than distributions or dividends in Junior Securities to the holders of Junior Securities), and shall not permit any corporation or other entity directly or indirectly controlled by the Corporation to purchase or redeem any of the Junior Securities or Parity Securities or any warrants, rights, calls or options exercisable for or convertible into any of the Junior Securities or Parity Securities unless prior to or concurrently with such declaration, payment, setting apart for payment, repurchase, redemption or other retirement or distribution, as the case may be, all accrued and unpaid dividends on shares of the Dual Convertible Preferred Stock not paid on the dates provided for in paragraph (c) (i) hereof shall have been or be paid; provided, however, that the foregoing restriction shall not prohibit the Corporation from redeeming the rights outstanding under that certain Rights Agreement dated as of November 21, 1990, as amended, between the Corporation and Fleet National Bank, for a redemption price not in excess of $.01 per right.

     (d) Payment in Liquidation.

     (i) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of shares of Dual Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its shareholders an amount in cash equal to $200 for each share outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon to the date of liquidation, dissolution or winding up, before any payment shall be made or any assets distributed to the holders of any of the Junior Securities. If the assets of the Corporation are not sufficient to pay in full the liquidation payments payable to the holders of outstanding shares of the Dual Convertible Preferred Stock and any Parity Securities, then the holders of all such shares shall share ratably in such distribution of assets in accordance with the amount which would be payable on such distribution if the amounts to which the holders of outstanding shares of Dual Convertible Preferred Stock and the holders of outstanding shares of such Parity Securities are entitled were paid in full.

     (ii) For the purposes of this paragraph (d), neither the voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation nor the consolidation or merger of the Corporation with or into one or more other corporations nor the consolidation or merger of one or more corporations with or into the Corporation shall be deemed to be a voluntary or involuntary liquidation, dissolution or winding up.

     (e) Common Stock Conversion.

     (i) Upon the terms and in the manner set forth in this paragraph (e) and subject to the provisions for adjustment contained in paragraph (e) (vii),
     (A) the shares of the Dual Convertible Preferred Stock shall be convertible, in whole, but not in part, at the option of the holders thereof, at any time after the date that is one year after the Issue Date (as hereinafter defined) and (B) each share of the Dual Convertible Preferred Stock shall be convertible, from time to time in part, after the date that is ten years after the Issue Date, or such earlier date as provided in paragraph (e)(ii), in either case, upon surrender to the Corporation of the certificates for the shares to be converted, into a number of fully paid and nonassessable shares of Common Stock equal to the aggregate stated value of the Dual Convertible Preferred Stock to be converted divided by a conversion price (the "Conversion Price") of $17.65. As used herein, the term "Issue Date" shall mean the date of initial issuance of the Dual Convertible Preferred Stock.

     (ii) If, prior to the date that is one year after the Issue Date, there occurs a sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property or assets of the Corporation or a consolidation or merger of the Corporation with or into another corporation in which the shares of Common Stock are converted into cash, assets or securities (other than shares of Common Stock where the Corporation is the surviving corporation), the time when the conversion rights of holders of shares of Dual Convertible Preferred Stock into Common Stock become effective shall be accelerated and such conversion rights shall be effective at and after a time at least 20 business days prior to the consummation of such transaction.

     (iii) In order to convert shares of the Dual Convertible Preferred Stock into Common Stock, (x) if such shares are converted in whole, but not in part, pursuant to paragraph (e)(i)(A) above, there shall be delivered to the Corporation written evidence reasonably satisfactory to it that the holders of a majority of the shares of Dual Convertible Preferred Stock have elected to convert the Dual Convertible Preferred Stock into Common Stock (the "Common Stock Conversion Election"), and (y) if such shares are converted in part, the holder thereof shall deliver a properly completed and duly executed written notice of election to convert specifying the number (in whole shares) of the shares of the Dual Convertible Preferred Stock to be converted. In either case, each holder of shares of the Dual
     Convertible Preferred Stock shall (A) deliver a written notice to the Corporation at its principal office or at the office of the agency which may be maintained for such purpose (the "Common Stock Conversion Agent") specifying the name or names in which such holder wishes the certificate or certificates for shares of Common Stock to be issued, (B) surrender the certificate for such shares of Dual Convertible Preferred Stock to the Corporation or the Common Stock Conversion Agent, accompanied, if so required by the Corporation or the Common Stock Conversion Agent, by a written instrument or instruments of transfer in form reasonably satisfactory to the Corporation or the Common Stock Conversion Agent duly executed by the holder or his attorney duly authorized in writing, and (C) pay any transfer or similar tax required by paragraph (e)(ix).

     (iv) (A) A "Common Stock Conversion" shall be deemed to have been effected at the close of business on the date (the "Common Stock Conversion Date") on which the Corporation or the Common Stock Conversion Agent shall have received (x) the written notice of Common Stock Conversion Election or (y) a notice of election to convert, a surrendered certificate, any required payments contemplated by paragraph (e) (ix) below, and all other required documents. Immediately upon conversion, the rights of the holders of converted shares of Dual Convertible Preferred Stock shall cease and the persons entitled to receive the shares of Common Stock upon the conversion of such shares of Dual Convertible Preferred Stock shall be treated for all purposes as having become the beneficial owners of such shares of Common Stock; provided, however, that such persons shall be entitled to receive when paid dividends accrued on such shares of Dual Convertible Preferred Stock to the last preceding dividend payment date and unpaid as of the date of such conversion. A Common Stock Conversion shall be at the Conversion Price in effect on such date, unless the stock transfer books of the Corporation shall be closed on that date, in which event such person or persons shall be deemed to have become such holder or holders of record of the Common Stock at the close of business on the next succeeding day on which such stock transfer books are open, but such conversion shall be at the Conversion Price in effect on the Common Stock Conversion Date.

     (B) As promptly as practicable after the Common Stock Conversion Date, the Corporation shall deliver or cause to be delivered at the office or agency of the Common Stock Conversion Agent, to or upon the written order of the holders of the surrendered shares of Dual Convertible Preferred Stock, a certificate or certificates representing the number of fully paid and nonassessable shares of Common Stock, with no personal liability attaching to the ownership thereof, free of all taxes with respect to the issuance thereof, liens, charges and security interests and not subject to any preemptive rights, into which such shares of Dual Convertible Preferred Stock have been converted in accordance with the provisions of this paragraph (e), and any cash payable in respect of fractional shares as provided in paragraph (e)(v).

     (C) Upon the surrender of a certificate representing shares of Dual Convertible Preferred Stock that is converted in part, the Corporation shall issue or cause to be issued for the holder a new certificate representing shares of Dual Convertible Preferred Stock equal in number to the unconverted portion of the shares of Dual Convertible Preferred Stock represented by the certificate so surrendered.

     (v) No fractional shares or scrip representing fractional shares of Common Stock shall be issued upon the conversion or redemption of any shares of Dual Convertible Preferred Stock. Instead of any fractional interest in a share of Common Stock which would otherwise be deliverable upon the conversion or redemption of a share of Dual Convertible Preferred Stock, the Corporation shall pay to the holder of such share (a "Fractional Shareholder") an amount in cash (computed to the nearest cent) equal to the current market price (as defined in paragraph (e)(vii)(E) below) thereof on the business day next preceding the day of conversion or redemption. If more than one share shall be surrendered for conversion or redemption at one time by the same holder, the number of full shares of Common Stock issuable upon conversion or redemption thereof shall be computed on the basis of the aggregate stated value of the shares of Dual Convertible Preferred Stock so surrendered.

     (vi) The holders of shares of Dual Convertible Preferred Stock at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares on the corresponding dividend payment date notwithstanding the conversion thereof or the Corporation's default in payment of the dividend due on such dividend payment date.

     (vii) The Conversion Price shall be subject to adjustment as follows:

     (A) If the Corporation shall (1) declare or pay a dividend on its outstanding Common Stock in shares of Common Stock or make a distribution to holders of its Common Stock in shares of Common Stock, (2) subdivide its outstanding shares of Common Stock into a greater number of shares of Common Stock, (3) combine its outstanding shares of Common Stock into a smaller number of shares of Common Stock or (4) issue by reclassification of its shares of Common Stock other securities of the Corporation, then the Conversion Price in effect immediately prior thereto shall be adjusted so that the holder of any shares of Dual Convertible Preferred Stock thereafter converted shall be entitled to receive the number and kind of shares of Common Stock or other securities that the holder would have owned or have been entitled to receive after the happening of any of the events described above had such shares of Dual Convertible Preferred Stock been converted immediately prior to the happening of such event or any record date with respect thereto. An adjustment made pursuant to this paragraph (e)(vii)(A) shall become effective on the date of the dividend payment, subdivision, combination or issuance retroactive to the record date with respect thereto, if any, for such event. Such adjustment shall be made successively.

         (B) If the Corporation shall issue to all holders of its Common Stock rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase shares of Common Stock at a price per share that is lower than the then current market price per share of Common Stock (as defined in paragraph (e)(vii)(E) below), then the Conversion Price shall be adjusted in accordance with the following formula:

             0 +      (N x P)
                         (M)
AC = C x
                    0 + N
where:

        AC      =   the adjusted Conversion Price.
         C      =   the current Conversion Price.
         0      =   the number of shares of Common  Stock  outstanding
                    on the record date.
         N      =   the number of  additional  shares of Common
                    Stock  offered.
         P      =   the  offering  price  per  share of the additional shares.
                    the current market price per share of Common Stock on the
                    record.
         M      =   date.
          The adjustment shall be made successively whenever any such rights, options, warrants or convertible or exchangeable securities are issued, and shall become effective immediately after the record date for the determination of shareholders entitled to receive the rights, options, warrants or convertible or exchangeable securities.

          (C) Upon the expiration of any rights, options, warrants or convertible or exchangeable securities issued by the Corporation to all holders of its Common Stock which caused an adjustment to the Conversion Price pursuant to paragraph (e) (vii) (B), if any thereof shall not have been exercised, then the Conversion Price shall be increased by the amount of the initial adjustment of the Conversion Price pursuant to paragraph (e) (vii) (B) in respect of such expired rights, options, warrants or convertible or exchangeable securities.

          (D)  If  the  Corporation  shall  distribute  to  all  holders  of its outstanding Common Stock any shares of capital stock of the Corporation (other than Common Stock) or evidences of indebtedness or assets (excluding ordinary cash dividends and dividends or distributions referred to in paragraphs (e) (vii) (A) and (B) above) or rights or warrants to subscribe for or purchase any of its securities (excluding those referred to in paragraph (e) (vii) (B) above), (any of the foregoing being hereinafter in this paragraph (e)
          (vii) (D) called the "Securities or Assets"), then in each such case, unless the Corporation elects to reserve shares or other units of such Securities or Assets for distribution to the holders of the Dual Convertible Preferred Stock upon the conversion of the shares of Dual Convertible Preferred Stock so that any such holder converting shares of Dual Convertible Preferred Stock will receive upon such conversion, in addition to the shares of the Common Stock to which such holder is entitled, the amount and kind of such Securities or Assets which such holder would have received if such holder had, immediately prior to the record date for the distribution of the Securities or Assets, converted its shares of Dual Convertible Preferred Stock into Common Stock, the Conversion Price shall be adjusted so that the same shall equal the price determined by multiplying the Conversion Price in effect immediately prior to the date of such distribution by a fraction of which the numerator shall be the current market price per share (as defined in paragraph (e) (vii) (E) below) of the Common Stock on the record date mentioned below less the then fair market value (as determined by the Board in good faith) of the portion of the capital stock or assets or evidences of indebtedness so distributed or of such rights or warrants applicable to one share of Common Stock, and of which the denominator shall be the current market price per share of the Common Stock on such record date; provided, however, that if the then fair market value (as so determined) of the portion of the Securities or Assets so distributed applicable to one share of Common Stock is equal to or greater than the current market price per share of the Common Stock on the record date mentioned above, in lieu of the foregoing adjustment, adequate provision shall be made so that each holder of shares of the Dual Convertible Preferred Stock shall have the right to receive the amount and kind of Securities and Assets such holder would have received had such holder converted each such share of the Dual Convertible Preferred Stock immediately prior to the record date for the distribution of the Securities or Assets. Such adjustment shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

     (E) For the purposes of any computation under paragraph (e) (vii), and for the purposes of paragraphs (e) (v) and (g)(ii), the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices for the 20 consecutive trading days commencing on the 30th trading day prior to the date in question. The closing price for each day shall be (i) if the Common Stock is listed or admitted to trading on a national securities exchange, the closing price on the New York Stock Exchange Consolidated Tape (or any successor composite tape reporting transactions on national securities exchanges) or, if such a composite tape shall not be in use or shall not report transactions in the Common Stock, the last reported sales price regular way on the principal national securities exchange on which the Common Stock is listed or admitted to trading (which shall be the national securities exchange on which the greatest number of shares of Common Stock has been traded during such 20 consecutive trading days), or, if there is no transaction on any such day in any such situation, the mean of the bid and asked prices on such day or,
     (ii) if the Common Stock is not listed or admitted to trading on any such exchange, the closing price, if reported, or, if the closing price is not reported, the average of the closing bid and asked prices as reported by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or, (iii) if bid and asked prices for the Common Stock on each such day shall not have been reported through NASDAQ, the average of the bid and asked prices for such date as furnished by any three New York Stock Exchange member firms regularly making a market in the Common Stock and not affiliated with the Corporation selected for such purpose by the Board or,
     (iv) if no such quotations are available, the fair market value of the Common Stock as determined by a New York Stock Exchange member firm regularly making a market in the Common Stock selected for such purpose by the Board.

     (F) No adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1% of such price; provided, however, that any adjustments which by reason of this paragraph (e) (vii) (F) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this paragraph (e) (vii) shall be made to the nearest one hundredth of a cent or to the nearest one-hundredth of a share, as the case may be.

     (G) If the Corporation shall be a party to any transaction, including without limitation a merger, consolidation, sale of all or substantially all of the Corporation's assets, liquidation or recapitalization of the Common Stock (each of the foregoing being referred to as a "Transaction"), in each case (except in the case of a Common Stock Fundamental Change (as hereinafter defined))
     as a result of which shares of Common Stock shall be converted into the right to receive stock, securities or other property (including cash or any combination thereof), in addition to the right to exchange the Dual Convertible Preferred Stock for Holding Common Stock, which shall survive the consummation of any such Transaction, each share of Dual Convertible Preferred Stock shall thereafter be convertible into the kind and amount of shares of stock and other securities and property receivable (including cash) upon the consummation of such Transaction by a holder of that number of shares of Common Stock into which one share of Dual Convertible Preferred Stock was convertible immediately prior to such Transaction. The Corporation shall not be a party to any Transaction unless the terms of such Transaction are consistent with the provisions of this paragraph (e)
     (vii) (G) and it shall not consent or agree to the occurrence of any Transaction until the corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Dual Convertible Preferred Stock, which shall contain provisions (i) enabling the holders of the Dual Convertible Preferred Stock to convert into the consideration received by holders of Common Stock at the Conversion Price immediately after such Transaction and (ii)
     acknowledging the right of the Dual Convertible Preferred Stock to be exchanged for Holding Common Stock and assuming any obligations with respect thereto. The provisions of this paragraph (e) (vii) (G) shall similarly apply to successive Transactions.

     (H) In the event of a Common Stock Fundamental Change, in addition to the right to exchange the Dual Convertible Preferred Stock for Holding Common Stock, which shall survive the consummation of any such Common Stock Fundamental Change, each share of Dual Convertible Preferred Stock shall be convertible into common stock of the kind received by holders of Common Stock as the result of such Common Stock Fundamental Change. The Conversion Price immediately following such Common Stock Fundamental Change shall be the Conversion Price in effect immediately prior to such Common Stock Fundamental Change multiplied by a fraction, the numerator of which is the Purchaser Stock Price (as hereinafter defined) and the denominator of which is the Applicable Price (as hereinafter defined). The Corporation shall not consent or agree to the occurrence of any Common Stock Fundamental Change until the Corporation has entered into an agreement with the successor or purchasing entity, as the case may be, for the benefit of the holders of the Dual Convertible Preferred Stock, which shall contain provisions (i) enabling the holders of the Dual Convertible Preferred Stock to convert into the consideration received by holders of Common Stock at the Conversion Price immediately after such Fundamental Change and (ii) acknowledging the right of the Dual Convertible Preferred Stock to be exchanged for Holding Common Stock and assuming any obligations with respect thereto. The provisions of this paragraph (e)(vii)(H) shall similarly apply to successive Common Stock Fundamental Changes.

     (I) As used herein:

     (1) The term "Applicable Price" means the current market price for one share of the Common Stock (determined in accordance with paragraph
     (e)(vii)(E)) on the record date for the determination of the holders of Common Stock entitled to receive common stock in connection with such Common Stock Fundamental Change, or, if there is no such record date, on the date upon which the holders of Common Stock shall have the right to receive such common stock.

     (2) The term "Common Stock Fundamental Change" shall mean the occurrence of any transaction or event in connection with which all or substantially all the Common Stock shall be exchanged for, converted into, acquired for or shall constitute solely the right to receive common stock that, for the ten consecutive trading days immediately prior to such Common Stock Fundamental Change, has been admitted for listing on a national securities exchange or quoted on the National Market System of NASDAQ (whether by means of an exchange order, liquidation, tender offer, consolidation, merger, combination, reclassification, recapitalization or otherwise).

              (3) The term "Purchaser Stock Price" shall mean, with respect to any Common Stock Fundamental Change, the current market price for one share of the common stock received by holders of Common Stock in such Common Stock Fundamental Change (determined in accordance with paragraph (e)(vii)(E) as if such paragraph were applicable to such common stock) on the record date for the determination of the holders of Common Stock entitled to receive such common stock or, if there is no such record date, on the date upon which the holders of Common Stock shall have the right to receive such common stock.

              (J) For the  purposes of this  paragraph  (e)(vii)  and  paragraph
              (e)(x), the term "shares of Common Stock" shall mean (i) the class of stock designated as the Common Stock of the Corporation at the date hereof or (ii) any other class of stock resulting from successive changes or reclassifications of such shares consisting solely of changes in par value, or from no par value to par value. If at any time, as a result of an adjustment made pursuant to paragraphs (e) (vii) (A), (D), (G) or (H) above, the holders of Dual Convertible Preferred Stock shall become entitled to receive any securities other than shares of Common Stock, thereafter the number of such other securities so issuable upon conversion of the shares of Dual Convertible Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the shares of Dual Convertible Preferred Stock contained in this paragraph (e) (vii).

              (K) Notwithstanding the foregoing, in any case which this paragraph (e) (vii) provides that an adjustment shall become effective immediately after a record date for an event, the Corporation may defer until the occurrence of such event (i) issuing to the holder of any share of Dual Convertible Preferred Stock converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion before giving effect to such adjustment and (ii) paying to such holder any amount in cash in lieu of any fraction pursuant to paragraph (e)(v).

              (L) If the Corporation shall take any action affecting the Common Stock, other than action described in this paragraph (e) (vii), which in the opinion of the Board would materially adversely affect the conversion rights of the holders of the shares of Dual Convertible Preferred Stock, the Conversion Price for the Dual
              Convertible Preferred Stock may be adjusted, to the extent permitted by law, in such manner, if any, and at such time, as the Board may determine in good faith to be equitable in the circumstances. Failure of the Board to provide for any such adjustment prior to the effective date of any such action by the Corporation affecting the Common Stock shall be evidence that such Board has determined that it is equitable to make no adjustments in the circumstances.

              (viii) Whenever the Conversion Price is adjusted as herein provided, the Chief Financial Officer of the Corporation shall compute the adjusted Conversion Price in accordance with the foregoing provisions and shall prepare a certificate setting forth such adjusted Conversion Price and showing in reasonable detail the facts upon which such adjustment is based. A copy of such certificate shall be filed promptly with the Common Stock Conversion Agent. Promptly after delivery of such certificate, the Corporation shall prepare a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the date on which such adjustment becomes effective and shall mail such notice of such adjustment of the Conversion Price to the holder of each share of Dual Convertible Preferred Stock at his last address as shown on the stock books of the Corporation.

          (ix) The Corporation will pay any and all documentary, stamp or similar issue or transfer taxes payable in respect of the issue or delivery of shares of Common Stock on the conversion of shares of Dual Convertible Preferred Stock pursuant to this paragraph (e); provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any registration or transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the registered holder of Dual Convertible Preferred Stock converted or to be converted, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

          (x) (A) The Corporation shall at all times reserve and keep available, free from all liens, charges and security interests and not subject to any preemptive rights, out of the aggregate of its authorized but unissued Common Stock or its issued Common Stock held in its treasury, or both, for the purpose of effecting the conversion of the Dual Convertible Preferred Stock, the full number of shares of Common Stock then deliverable upon the conversion of all outstanding shares of the Dual Convertible Preferred Stock.

          (B) Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value (if any) of the Common Stock issuable upon conversion of the Dual Convertible Preferred Stock, the Corporation will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Corporation may validly and legally issue fully paid and nonassessable shares of such Common Stock at such adjusted Conversion Price.

          (xi) If (A) the Corporation shall declare a dividend on its outstanding Common Stock (excluding ordinary cash dividends) or make a distribution to holders of its Common Stock; (B) the Corporation shall authorize the granting to the holders of the Common Stock of rights, options, warrants or convertible or exchangeable securities containing the right to subscribe for or purchase any shares of Common Stock or any of its securities; (C) there shall be any reclassification of the Common Stock or any consolidation or merger to which the Corporation is a party and for which approval of any shareholders of the
          Corporation is required, or the sale or transfer of all or substantially all of the assets of the Corporation; or (D) there shall be any Common Stock Fundamental Change; then the Corporation shall cause to be mailed to the holders of shares of the Dual Convertible Preferred Stock at their addresses as shown on the stock books of the Corporation, as promptly as possible, but at least 15 days, prior to the applicable date hereinafter specified, a notice stating (l) the date on which a record is to be taken for the purpose of such dividend or distribution, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend or distribution are to be determined or (2) the date on which such reclassification, consolidation, merger, sale, transfer or Common Stock Fundamental Change is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer or Common Stock Fundamental Change.

          (f) Holding Exchange.

          (i) Upon the terms and in the manner set forth in this paragraph (f), the shares of Dual Convertible Preferred Stock shall be exchangeable, in whole, but not in part, at the option of the holders thereof, upon surrender to the Corporation of the certificates representing such shares of Dual Convertible Preferred Stock, for a number of fully paid and nonassessable shares of Holding Common Stock equal to 50% of the shares of Holding Common Stock on a fully diluted basis on the Holding Exchange Date (as hereinafter defined).

          (ii) On the Issue Date, all of the shares of Dual Convertible Preferred Stock will be issued to one or more limited partnerships (the "Partnerships"), for which Kohlberg Kravis Roberts & Co. or one of its affiliates acts as sole general partner. The Partnerships shall distribute all shares of

     Dual Convertible Preferred Stock then owned by the Partnerships to the partners thereof (the "Distribution") upon the earlier to occur of (A) the date of the Automatic Early Distribution (as hereinafter defined) or (B) the date that is six years after the Issue Date, unless the Partnerships shall have received the consent of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to an alternative date on which to effect the Distribution (which shall not be earlier than the date that is four years after the Issue Date). The Partnerships shall promptly notify the Corporation of the Distribution.

     (iii) The shares of Dual Convertible Preferred Stock shall be exchangeable for Holding Common Stock, in whole, but not in part, in accordance with this paragraph (f), (A) at any time after the Automatic Early Distribution shall have been effected and before the date that is ten years after the Issue Date, or (B) from time to time after the date that is (x) four years after the Issue Date or at any time after such date, if the Partnerships do not own any shares of Dual Convertible Preferred Stock on any such date and before the date that is ten years after the Issue Date, or (y) the date that the Distribution shall have been effected, which shall be six years after the Issue Date unless the Partnerships shall have received the consent of the Federal Reserve Board to an alternative date on which to effect the Distribution (which shall not be earlier than the date that is four years after the Issue Date) and before the date that is ten years after the Issue Date (the period of time set forth in either clause (x) or (y) of this paragraph (f)(iii)(B) is referred to herein as the "Exchange Period").

     (iv) At any time and from time to time during the Exchange Period, the holders of a majority of the shares of the Dual Convertible Preferred Stock shall have the right to have an independent nationally recognized investment banking firm render an opinion (an "Appraisal") of the fair price for all the outstanding shares of Holding Common Stock as if all such shares were to be sold to a third party in their entirety reflecting a full control premium (the "Appraised Price"). The fees and expenses of such investment banking firm shall be paid by the Corporation. The Corporation shall be entitled to reduce the amount of dividends that would otherwise be payable on the Dual Convertible Preferred Stock pursuant to paragraph (c)
     (i) by the amount of such fees and expenses paid by the Corporation. The investment banking firm that performs each Appraisal shall be selected by the Corporation but shall be reasonably acceptable to the holders of a majority of the shares of the Dual Convertible Preferred Stock. The holders of a majority of the shares of the Dual Convertible Preferred Stock shall have 30 days to accept or reject the Appraised Price set by any Appraisal. The Dual Convertible Preferred Stock will become exchangeable for Holding Common Stock for a period of 90 days commencing on the date that is six months after the written acceptance by the holders of a majority of the shares of the Dual Convertible Preferred Stock of the Appraised Price set by an Appraisal. If the holders of the Dual Convertible Preferred Stock do not elect to exchange their shares of the Dual Convertible Preferred Stock for Holding Common Stock during any such 90-day period, in addition to their other rights hereunder, the holders shall be entitled to have additional Appraisals rendered and to otherwise comply with the requirements hereof to have the Dual Convertible Preferred Stock again become exchangeable for Holding Common Stock.

     (v) The right to exchange the Dual Convertible Preferred Stock for Holding Common Stock may also be exercised at any time on or after the 60th day after the Corporation shall have given notice to the holders of the shares of the Dual Convertible Preferred Stock that the Corporation's consolidated Tier 1 capital leverage ratio, based on the rules and regulations of the Federal Reserve Board as currently in effect (using year-end 1992 standards) as disclosed in any report of condition filed by the Corporation with any bank regulatory authority, adjusted to include the Corporation's goodwill existing at the Issue Date, shall be less than 3%. The Corporation shall give the holders of the shares of the Dual Convertible Preferred Stock immediate notice if its consolidated Tier 1 capital leverage ratio as reported in any such regulatory filing, adjusted to include its goodwill existing at the Issue Date, falls below 3%. Prior to the fifth day after the Partnerships shall have received such notice, unless the Partnerships shall have received the consent of the Federal Reserve Board to an extension of such date, the Partnerships shall effect the Distribution with respect to all shares of Dual Convertible Preferred Stock then owned by the Partnerships (the "Automatic Early Distribution"). The Corporation shall cause an Appraisal to be prepared at the Corporation's expense and delivered to the holders of the shares of the Dual Convertible Preferred Stock within 20 days after the Corporation's notice of capital deficiency. The holders of a majority of the shares of the Dual Convertible Preferred Stock shall have 20 days to accept or reject such Appraisal. If such Appraisal is accepted, the Corporation may redeem at its option, with the prior approval of the Federal Reserve Board, the Dual Convertible Preferred Stock in whole, but not in part, for the Gross Redemption Price, determined and payable in accordance with paragraph (g) below.

     (vi) In order to exchange shares of the Dual Convertible Preferred Stock into Holding Common Stock, there shall be delivered to the Corporation written evidence reasonably satisfactory to it that the holders of a majority of the shares of Dual Convertible Preferred Stock have elected to exchange the Dual Convertible Preferred Stock into Holding Common Stock (the "Holding Exchange Election"), which election shall be binding on all the holders of the shares of the Dual Convertible Preferred Stock. Each holder of shares of the Dual Convertible Preferred Stock shall (A) deliver a written notice of the name or names in which such holder wishes the certificate or certificates for shares of Holding Common Stock to be issued to the Corporation at its principal office or at the office of the agency which may be maintained for such purpose (the "Holding Exchange Agent"),
     (B) surrender the certificate for such shares of Dual Convertible Preferred Stock to the Corporation or the Holding Exchange Agent, accompanied, if so required by the Corporation or the Holding Exchange Agent, by a written instrument or instruments of transfer in form reasonably satisfactory to the Corporation or the Holding Exchange Agent duly executed by the holder or his attorney duly authorized in writing, and (C) pay any transfer or similar tax required by paragraph (f)(x)(A).

     (vii) (A) The "Holding Exchange" shall be deemed to have been effected at the close of business on the fifth business day after the date (the "Holding Exchange Date") on which the Corporation shall have received the written notice of the Holding Exchange Election. Immediately upon exchange, the rights of all the holders of Dual Convertible Preferred Stock shall cease and the persons entitled to receive the shares of Holding Common Stock upon the exchange of Dual Convertible Preferred Stock shall be treated for all purposes as having become the beneficial owners of such shares of Holding Common Stock; provided, however, that such persons shall be entitled to receive when paid dividends accrued on such shares of Dual Convertible Preferred Stock to the last preceding dividend payment date and unpaid as of the date of such exchange.

     (B) As promptly as practicable after the Holding Exchange Date subject to the provisions of paragraph (f) (x), the Corporation shall deliver or cause to be delivered at the office or agency of the Holding Exchange Agent, to or upon the written order of the holders of the surrendered shares of Dual Convertible Preferred Stock, a certificate or certificates representing the number of fully paid and nonassessable shares of Holding Common Stock into which such shares of Dual Convertible Preferred Stock have been exchanged in accordance with the provisions of this paragraph (f).

     (viii) No fractional shares or scrip representing fractional shares of Holding Common Stock shall be issued upon the exchange of the Dual Convertible Preferred Stock for Holding Common stock. The Corporation shall cause Holding to effect a stock split or reverse stock split so that no fractional shares become deliverable pursuant to the Holding Exchange.

     (ix) The holders of shares of Dual Convertible Preferred Stock at the close of business on a dividend payment record date shall be entitled to receive the dividend payable on such shares on the corresponding dividend payment date notwithstanding the exchange thereof or the Corporation's default in payment of the dividend due on such dividend payment date.

          (x) (A) The Corporation will pay any and all documentary, stamp or similar issue or transfer taxes payable in respect of the issue or delivery of shares of Holding Common Stock on the exchange of shares of Dual Convertible Preferred Stock pursuant to this paragraph (f); provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any registration or transfer involved in the issue or delivery of shares of Holding Common Stock in a name other than that of the registered holder or Dual Convertible Preferred Stock exchanged or to be exchanged, and no such issue or delivery shall be made unless and until the person requesting such issue has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.

          (B) If the Board of Directors of Holding determines in good faith that
          (i) the declaration and payment of the dividend note (the "Dividend Note") described in Section 3 of the Supplemental Tax Allocation Agreement between the Corporation and Holding, dated the Issue Date (the "Tax Allocation Agreement"), would cause Holding to be unable to comply with regulatory capital maintenance requirements and policies then in effect or with safe and sound banking practices or (ii) Holding will have insufficient cash to pay the Dividend Note, then the Corporation may condition the issuance of Holding Common Stock to any holder of the Dual Convertible Preferred Stock upon the receipt of a cash capital contribution (a "Capital Contribution") from such holder to Holding concurrently with such issuance equal to the product of a fraction, the numerator of which equals the number of shares of Holding Common Stock for which such holder's Dual Convertible Preferred Stock may be exchanged and the denominator of which equals the total number of shares of Holding Common Stock that will be outstanding (on a fully diluted basis) after all of the shares of Dual Convertible Preferred Stock have been exchanged, multiplied by the amount of the Dividend Note and, in such event, the declaration and payment of the Dividend Note to the Corporation will be conditioned upon Holding's receipt of a Capital Contribution from the Corporation equal to 50% of the amount of the Dividend Note. Except as provided in this paragraph (f) (x), the holders of the Dual Convertible Preferred Stock shall have no obligation to make any capital contribution, including, without limitation, with respect to the obligations of Holding to the Corporation under the Tax Allocation Agreement.

          (C) The Board of Directors of Holding shall give written notice of its determination to require a Capital Contribution to each holder of record of the shares of the Dual Convertible Preferred Stock, which notice shall state the amount of such holder's required Capital Contribution and the consequences of failing to make such Capital Contribution. If any holder of the Dual Convertible Preferred Stock fails to make such holder's Capital Contribution within 90 days of such notice, the shares of Holding Common Stock for which such holder's shares of the Dual Convertible Preferred Stock may be exchanged (the "Escrowed Shares") shall be deposited by the Corporation in escrow with an independent trustee (the "Trustee") that is not affiliated with the Corporation. The Trustee shall be empowered and directed to sell such of the Escrowed Shares as will be sufficient to realize net proceeds (after the payment of the fees and expenses of the Trustee) equal to such holder's required Capital Contribution, together with interest on such amount at the prime rate then in effect at the Corporation's banking subsidiaries commencing on the 90th day after the notice of such Capital Contribution ("Interest"). The holder of the shares of the Dual Convertible Preferred Stock to which such Escrowed Shares relate may obtain the release of such Escrowed Shares from the Trustee at any time prior to the Trustee's disposition thereof by paying the amount of the Capital Contribution, together with Interest thereon, to the Trustee. The Trustee shall have the right to sell such of the Escrowed Shares in a public offering or in one or more private sales as will result in the receipt of sufficient proceeds, after the payment of the fees and expenses of the Trustee therefrom, to pay the required Capital Contribution, together with Interest thereon, with respect to such Escrowed Shares. The Trustee shall use its best efforts to obtain the highest price for the Escrowed Shares to be sold. The Trustee shall not be prohibited from selling, and shall be specifically authorized to sell, any of the Escrowed Shares to the Corporation provided that the Corporation purchases such shares for a consideration at least equal to the book value thereof.

     Upon the receipt of sufficient proceeds to pay the required Capital Contribution, together with Interest thereon, the balance of such Escrowed Shares will be released to the holder of the Dual Convertible Preferred Stock to which such Escrowed Shares relate in exchange for the Dual Convertible Preferred Stock held by such holder.

     (g) Optional Redemption.

     (i) The Corporation may redeem at its option, with the prior approval of the Federal Reserve Board, the Dual Convertible Preferred Stock, in whole, but not in part, at any time during the period after the acceptance of any Appraisal by the holders of a majority of the shares of Dual Convertible Preferred Stock but before the 90-day period following the acceptance of any Appraisal during which the Dual Convertible Preferred Stock becomes exchangeable for Holding Common Stock in accordance with paragraph (f) (iv) or before the Dual Convertible Preferred Stock becomes exchangeable for Holding Common Stock in accordance with paragraph (f)(v) above (the "Optional Redemption Period"), at a redemption price equal to 50% of the Appraised Price (the "Gross Redemption Price"), together with accrued and unpaid dividends thereon to the date of redemption. The Appraised Price that is applicable to any Optional Redemption Period shall be the Appraised Price set forth in the Appraisal, the acceptance of which gave rise to such Optional Redemption Period.

     (ii) The Gross Redemption Price shall be reduced by the aggregate of (A) the aggregate current market price of the shares of Common Stock into which the Dual Convertible Preferred Stock would then be convertible, regardless of whether such shares are actually convertible at such time (which current market price shall be determined in accordance with paragraph (e) (vii) (E) and the date in question for purposes thereof shall be the date that the Optional Redemption Notice (as hereinafter defined) is mailed in accordance with paragraph (g)(iii) below) or, if any Transaction has been effected in which shares of Common Stock were converted into the right to receive stock, securities or other property (including cash or any combination thereof) (the "Transaction Consideration") and the Common Stock is no longer outstanding, the value of the Transaction Consideration into which the Dual Convertible Preferred Stock would then be convertible, and (B) the value of the rights to purchase Common Stock (the "Rights") issued to the Partnerships on the Issue Date. The value of the Rights shall be determined as follows:

     (1) with respect to any portion of the Rights that has been exercised and the holder of such Rights received Common Stock upon the exercise thereof, the value of such Rights shall be equal to the aggregate current market price of the Common Stock received upon the exercise of the Rights on the date of exercise less the aggregate exercise price paid for such Common Stock (which current market price shall be determined in accordance with paragraph (e) (vii) (E) and the date in question for purposes thereof shall be the date of exercise);

     (2) with respect to any portion of the Rights that has not been exercised, the value of such Rights shall be equal to the aggregate current market price of the Common Stock that the holders of such Rights would then be entitled to receive upon the exercise thereof in their entirety less the aggregate exercise price that would then be payable upon such exercise (which current market price shall be determined in accordance with paragraph (e) (vii) (E) and the date in question for purposes thereof shall be the date that the Optional Redemption Notice is mailed); and

     (3) with respect to any portion of the Rights that has been exercised and the Corporation exercised its option to purchase such Rights rather than issue Common Stock upon the exercise thereof, the value of such Rights shall be equal to the aggregate purchase price received by the holders thereof upon the Corporation's purchase of such Rights.

     The value of the Transaction Consideration shall be determined as follows:

     (1) with respect to any portion of the Transaction Consideration that consists of stock or securities, the value of such stock or securities shall be equal to the aggregate current market price of such stock or securities (determined in accordance with paragraph (e)
     (vii) (E) as if such paragraph were applicable to such stock or securities and the date in question for purposes thereof shall be the date that the Optional Redemption Notice is mailed); and

     (2) with respect to any portion of the Transaction Consideration that consists of other property, the value of such other property shall be equal to its then aggregate fair market value as determined by the Board in good faith.

     If the Corporation certifies in the Optional Redemption Notice that it must report gain, and that it will do so on its tax return for the taxable year of the redemption, that will result in an actual income tax liability or an actual reduction in income tax refund (or combination thereof) on the income tax return of the Corporation for the taxable year of the redemption as a direct result of the actual redemption of the Dual Convertible Preferred Stock for cash and/or the issuance of Common Stock or debt securities of the Corporation pursuant to paragraph (g) (i), the Gross Redemption Price shall be reduced by one-half of the amount of the total income tax liability actually to be incurred as a result of, and/or the actual reduction in income tax refund to occur caused by, such redemption, as will be reported on the income tax return of the Corporation to be filed for the taxable year of the redemption, including any income tax for which the Corporation is liable as a result of such reduction. If the Corporation does not expect to incur an actual tax liability or reduction in refund (or combination thereof) in the year of the redemption, the Gross Redemption Price shall be reduced by one-half of the amount determined by the Board of Directors of the Corporation in good faith, equal to the projected tax liability to be incurred by the Corporation in future years as a result of the redemption appropriately discounted to take into account the period of time before such tax liability will actually be paid by the Corporation. The Corporation will not provide the certification in the Optional Redemption Notice unless there is substantial authority that requires gain to be recognized by the Corporation on the redemption and no substantial authority supporting the position that gain is not recognized by the Corporation on the redemption.

If the Corporation subsequently receives a refund of all or any portion of the taxes paid or has a reduction in the tax liability that resulted in a reduction of the Gross Redemption Price, the Corporation shall promptly pay the former holders of the Dual Convertible Preferred Stock their respective proportionate share of 50% of such refund or reduction in tax liability, together with any interest at the underpayment rate set forth in Section 6621(a) (2) of the Internal Revenue Code of 1986, as amended. The Gross Redemption Price reduced by the value of the Rights in accordance with clause (B) above and any reduction pursuant to the three preceding sentences shall be referred to herein as the "Net Redemption Price", and further reduced by the aggregate current market price of the Common Stock or the aggregate value of the Transaction Consideration in accordance with clause (A) above shall be referred to herein as the "Balance".

(iii) The Net Redemption Price shall be payable to the holders of the shares of Dual Convertible Preferred Stock as follows:

          (A) certificates representing the number of shares of Common Stock or, if any Transaction has been effected, certificates representing the number of shares of stock or securities together with any other property, into which the Dual Convertible Preferred Stock would then be convertible, regardless of whether such shares are actually convertible at such time, and any cash payable in respect of fractional shares as provided in paragraph (e)(v), shall be delivered to the holders of the Dual Convertible Preferred Stock in accordance with the procedures for effecting a Common Stock Conversion; and

          (B) the Balance shall be payable, at the Corporation's option, in any combination of cash or the Corporation's capital and other securities having a realizable market value (as determined by an independent nationally recognized investment banking firm selected and paid for by the Corporation and reasonably acceptable to the holders of at least a majority of the shares of the Dual Convertible Preferred Stock) equal to the Balance.

          (iv) The Corporation shall have the obligation to redeem, with the prior approval of the Federal Reserve Board, the Dual Convertible Preferred Stock, in whole, but not in part, if (A) the Corporation offers to redeem (the "Redemption Offer") the Dual Convertible Preferred Stock at a redemption price other than the Gross Redemption Price, which offer, if made after the Distribution shall have been effected, may only be made during an Optional Redemption Period or during the period after an Appraisal has been received and prior to the acceptance or rejection thereof by the holders of the shares of the Dual Convertible Preferred Stock, and (B) the holders of a majority of the outstanding shares of the Dual Convertible Preferred Stock shall have elected to accept the Redemption Offer, which election shall be binding on all the holders of the shares of the Dual Convertible Preferred Stock. Written notice of every Redemption Offer shall be given by first class mail, postage prepaid, to each holder of record of the shares of the Dual Convertible Preferred Stock at such holder's address as the same appears on the stock register of the Corporation. Each Redemption Offer shall state: (A) the consideration offered by the Corporation for all the shares of the Dual Convertible Preferred Stock (the "Alternative Redemption Price"); (B) the proposed date on and the manner in which the Alternative Redemption Price would be payable; and (C) the Gross Redemption Price, the Net Redemption Price and the Balance, together with a certificate of the Chief Financial Officer of the Corporation setting forth in reasonable detail the facts upon and the manner in which each was determined.

          (v) If the Corporation shall redeem shares of Dual Convertible Preferred Stock pursuant to this paragraph (g), written notice of such redemption (the "Optional Redemption Notice") shall be given by first class mail, postage prepaid, mailed not less than 10 days nor more than 30 days prior to the redemption date, to each holder of record of the shares of the Dual Convertible Preferred Stock at such holder's address as the same appears on the stock register of the Corporation. The Optional Redemption Notice shall state: (A) the redemption date;
          (B) the Gross Redemption Price, the Net Redemption Price and the Balance, together with a certificate of the Chief Financial Officer of the Corporation setting forth in reasonable detail the facts upon and the manner in which each was determined or the Alternative Redemption Price, as the case may be; (C) that shares of Dual Convertible Preferred Stock called for redemption may be converted in accordance with, and subject to the terms of, paragraph (e) hereof at any time prior to the date fixed for redemption (unless the Corporation shall default in payment of the Net Redemption Price or the Alternative Redemption Price, in which case such right shall not terminate at such date); (D) the place or places where certificates for such shares are to be surrendered for payment of the Net Redemption Price or the Alternative Redemption Price; (E) the amount of any accrued and unpaid dividends; and (F) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          (vi) The Optional Redemption Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the Net Redemption Price or the Alternative Redemption Price) dividends on the shares of Dual Convertible Preferred Stock shall cease to accrue and said shares shall no longer be deemed to be outstanding and shall have the status of authorized but unissued shares of Preferred Stock, undesignated as to series, and all rights of the holders thereof as shareholders of the Corporation (except the right to receive from the Corporation the Net Redemption Price or the Alternative Redemption Price and any accrued and unpaid dividends) shall cease. Upon surrender in accordance with the Optional Redemption Notice of any certificates for the shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the Optional Redemption Notice shall so state), such shares shall be redeemed by the Corporation at the Net Redemption Price or the Alternative Redemption Price, as the case may be, plus any accrued and unpaid dividends thereon.

          (h) Voting Rights.

          (i) The holders of record of shares of Dual Convertible Preferred Stock shall not be entitled to any voting rights except as hereinafter provided in this paragraph (h) or as otherwise provided by law.

          (ii)(A) Whenever any matter is required to be acted upon herein by the holders of a majority of the Dual Convertible Preferred Stock, the affirmative vote of the holders of a majority of the outstanding Dual Convertible Preferred Stock, whether at a special meeting of such holders called as hereinafter provided, or by the written consent of such holders pursuant to Section 7-1.1-30.3 of the Rhode Island Business Corporation Act, shall be required to adopt such matter, which adoption shall be binding on all the holders of the shares of Dual Convertible Preferred Stock.

          (B) Upon the written request of the holders of at least 10% of the shares of the Dual Convertible Preferred Stock, addressed to the Secretary of the Corporation, a proper officer of the Corporation shall call a special meeting of holders of Dual Convertible Preferred Stock. Such meeting shall be held at the earliest practicable date upon the notice required for special meetings of shareholders at a place designated by the holders of at least 10% of the shares of the Dual Convertible Preferred Stock. If such meeting shall not be called by the proper officers of the Corporation within 5 days after the personal service of such written request upon the Secretary of the Corporation, or within 10 days after mailing the same within the United States, by registered mail, addressed to the Secretary of the Corporation at its principal office (such mailing to be evidenced by the registry receipt issued by the postal authorities), then the holders of at least 10% of the shares of Dual Convertible Preferred Stock may designate in writing a holder of Dual Convertible Preferred Stock to call such meeting at the expense of the Corporation, and such meeting may be called by such person designated upon the notice required for special meetings of shareholders and shall be held at the same place as is elsewhere provided in this paragraph (h)(ii)(B). Any holder of Dual Convertible Preferred Stock that would be entitled to vote at such meeting shall have access to the stock books of the Corporation relating to the Dual Convertible Preferred Stock and the right to examine and to make extracts therefrom, in person or by agent or attorney, at any reasonable time or times, for the purpose of causing a meeting of shareholders to be called pursuant to the provisions of this paragraph or otherwise communicating with the holders of the Dual Convertible Preferred Stock or for any other proper purpose.

          (C) At any meeting of the holders of the Dual Convertible Preferred Stock, the presence in person or by proxy of the holders of a majority of the then outstanding shares of Dual Convertible Preferred Stock shall be required and be sufficient to constitute a quorum of such holders for the action to be taken by such class. At any such meeting or adjournment thereof in the absence of a quorum of the holders of shares of Dual Convertible Preferred Stock, the holders of a majority of such shares present in person or by proxy shall have the power to adjourn the meeting from time to time, without notice (except as required by law) other than announcement at the meeting, until a quorum shall be present.

          (D) At any meeting of the holders of the Dual Convertible Preferred Stock, the holders of a majority of the outstanding shares of the Dual Convertible Preferred Stock shall be entitled to designate a committee (the "Committee") consisting of as many holders of the Dual Convertible Preferred Stock as the holders of a majority of such shares may determine to be appropriate. The Committee may be empowered to act on behalf of all holders of the Dual Convertible Preferred Stock with respect to certain matters affecting the exchangeability of the Dual Convertible Preferred Stock specified in paragraphs (f) (iv) and (f) (v) and the acceptability of the Corporation's selection of an investment banking firm hereunder if so designated by the holders of the Dual Convertible Preferred Stock pursuant to this paragraph
          (h)(ii)(D); provided, however, that in no event may the Committee be empowered to elect to convert the Dual Convertible Preferred Stock into Common Stock, to accept any Redemption Offer or to exchange the Dual Convertible Preferred Stock for Holding Common Stock on behalf of the holders thereof.

          (iii) So long as any shares of the Dual Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of Dual Convertible Preferred Stock, voting as a class, given in person or by proxy, either in writing or by resolution adopted at a special meeting called for the purpose, authorize any new class of Senior Securities.

          (iv) So long as any shares of the Dual Convertible Preferred Stock are outstanding, the Corporation shall not, without the affirmative vote or consent of the holders of at least 66 2/3% of the outstanding shares of Dual Convertible Preferred Stock, voting as a class, given in person or by proxy, either in writing or by resolution adopted at a special meeting called for the purpose, amend the Certificate of Incorporation or this Certificate of Designation so as to affect materially and adversely the specified rights, preferences, privileges or voting rights of shares of Dual Convertible Preferred Stock.

          (i) Other Redemption Rights.

          (i) If less than 10% of the shares of the Dual Convertible Preferred Stock originally issued is then outstanding, the Corporation may redeem at its option, with the prior approval of the Federal Reserve Board, the Dual Convertible Preferred Stock, in whole, but not in part, at any time on or after the date that is ten years after the Issue Date, at a redemption price of $200 per share (the "Stated Value Redemption Price"), together with accrued and unpaid dividends thereon to the date of redemption, without interest.

          (ii) The Corporation may redeem at its option, with the prior approval of the Federal Reserve Board, the Dual Convertible Preferred Stock, in whole, but not in part, at any time on or after the date that is 12 years after the Issue Date, at a redemption price in cash equal to the Fair Market Value (as hereinafter defined) of such shares. The Corporation shall have the right to have an independent nationally recognized investment banking firm render an opinion of the fair market value for all the outstanding shares of the Dual Convertible Preferred Stock as if all such shares were to be sold to a third party (the "Fair Market Value"). The investment banking firm that renders such opinion shall be selected by the Corporation but shall be reasonably acceptable to the holders of a majority of the outstanding shares of the Dual Convertible Preferred Stock. Such determination of Fair Market Value shall be binding and conclusive on the Corporation and the holders of the Dual Convertible Preferred Stock. The fees and expenses of such investment banking firm shall be paid by the Corporation.

          (iii) If the Corporation shall redeem shares of Dual Convertible Preferred Stock pursuant to this paragraph (i), written notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 90 days nor more than 120 days prior to the redemption date, to each holder of record of the shares of the Dual Convertible Preferred Stock at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (A) the redemption date; (B) the number of shares of Dual Convertible Preferred Stock to be redeemed; (C) the Stated Value Redemption Price or the Fair Market Value of such holder's shares, as the case may be;
          (D) that shares of Dual Convertible Preferred Stock called for redemption may be converted in accordance with, and subject to the terms of, paragraph (e) hereof at any time prior to the date fixed for redemption (unless the Corporation shall default in payment of the Stated Value Redemption Price or the Fair Market Value of such shares, in which case such right shall not terminate at such date); (E) the place or places where certificates for such shares are to be surrendered for payment of the Stated Value Redemption Price or the Fair Market Value of such shares; and (F) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          (iv) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the Stated Value Redemption Price or the Fair Market Value of such shares) dividends on the shares of Dual

     Convertible Preferred Stock shall cease to accrue and said shares shall no longer be deemed to be outstanding and shall have the status of authorized but unissued shares of Preferred Stock, undesignated as to series, and all rights of the holders thereof as shareholders of the Corporation (except the right to receive from the Corporation the Stated Value Redemption Price and any accrued and unpaid dividends or the Fair Market Value of such shares) shall cease. Upon surrender in accordance with said notice of any certificates for the shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the Corporation shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the Stated Value Redemption Price plus any accrued and unpaid dividends thereon or the Fair Market Value of such shares, as the case may be.

                                    EXHIBIT D

                           FLEET FINANCIAL GROUP, INC.
                 CUMULATIVE PARTICIPATING JUNIOR PREFERRED STOCK

Section 1. Designation and Amount. The shares of such series shall be designated as "Cumulative Participating Junior Preferred Stock" (the "Junior Preferred Stock") and the number of shares constituting the Junior Preferred Stock shall be 1,500,000. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Junior Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Junior Preferred Stock.

     Section 2. Dividends and Distributions.

     (A) The holders of shares of Junior Preferred Stock, in preference to the holders of Common Stock, par value $1.00 per share (the "Common Stock"), of the Corporation, and of any other junior stock, but subject to the rights of holders of any senior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first days of January, April, July and October in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Junior Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $1.00 or
     (b) subject to the provision for adjustment hereinafter set forth, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Junior Preferred Stock. In the event the Corporation shall at any time after November 21, 1990 declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock), then in each such case the amount to which holders of shares of Junior Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) The Corporation shall declare a dividend or distribution on the Junior Preferred Stock as provided in paragraph (A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on the Junior Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

     (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Junior Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the Record Date for the determination of holders of shares of Junior Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Junior Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Junior Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 50 days prior to the date fixed for the payment thereof.

Section 3. Voting Rights. The holders of shares of Junior Preferred Stock shall have the following voting rights:

     (A) Each share of Junior Preferred Stock shall entitle the holder thereof to one hundred votes (subject to adjustment as set forth below) on all matters submitted to a vote of the stockholders of the Corporation (including, without limitation, the election of directors). In the event the Corporation shall at any time after November 21, 1990, declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock), then in each such case the number of votes to which holders of shares of Junior Preferred Stock were entitled to immediately prior to such event shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (B) Except as otherwise provided herein, in the Restated Articles of Incorporation, or by law, the holders of shares of Junior Preferred Stock, the holders of shares of Common Stock and the holders of any other capital stock of the Corporation having general voting rights shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

     (C) (i) If at any time dividends on any Junior Preferred Stock shall be in arrears in an amount equal to the full accrued dividends for six (6) or more quarterly dividend periods, whether or not consecutive, shall not have been paid or declared and a sum sufficient for the payment thereof irrevocably set aside in trust for the holders of all of such shares, the Board of Directors of the Corporation shall promptly take all necessary actions to increase the authorized number of directors of the Corporation by one (1) and the holders of the shares of the Junior Preferred Stock then outstanding shall be entitled (by series, voting as a single class) to elect one (1) person director to the Board of Directors of the Corporation (such right to elect one (1) director being hereinafter sometimes referred to as the "special voting rights"), each outstanding share having such right being entitled for such purpose to one vote; provided, however, that at such time as the arrearage in payment of dividends which gave rise to the exercise of the special voting rights has been cured with regard to the Junior Preferred Stock by waiver or payment of all accrued dividends, the right of the holders of such shares so to vote as provided in this paragraph (C)(i) of this Section 3 shall cease (subject to renewal from time to time upon the same terms and conditions) and the term of office of the person who is at that time a director elected by such holders shall terminate and the number of directors of the Corporation shall be automatically reduced by one (1).

     (ii) At any time after the special voting rights shall have become vested in the holders of the shares of the Junior Preferred Stock as provided in paragraph (C)(i) of this Section 3, the Secretary of the Corporation, as promptly as possible but in any event within twenty (20) days after receipt of the written request of the holders of 10% of the shares of the Junior Preferred Stock then outstanding, addressed to the Corporation at its principal office, shall call a special meeting of the holders of the shares of the Junior Preferred Stock for the purpose of electing such additional director, such meeting to be held at any place as provided by the Bylaws of the Corporation for meetings of the Corporation's stockholders, and upon not less than ten (10) nor more than twenty (20) days notice. If such meeting shall not be so called within twenty (20) days after receipt of the request by the Secretary of the Corporation, then the holders of 10% of the shares of the Junior Preferred Stock then outstanding may, by written notice to the Secretary of the Corporation, designate any person to call such meeting, and the person so designated may call such meeting, at any such place as provided above and upon not less than ten (10) nor more than twenty (20) days notice and for that purpose shall have access to the stockholder record books of the Corporation. No such special meeting of the holders of the shares of the Junior Preferred Stock and no adjournment thereof shall be held on a date later than thirty (30) days before the annual meeting of stockholders of the Corporation. At any meeting so called or at any annual meeting held at any time when the special voting rights are in effect, the holders of a majority of the shares of the Junior Preferred Stock then outstanding, present in person or by proxy, shall be sufficient to constitute a quorum for the election of such additional director, and such additional director, together with any and all other directors who are then members of the Board of Directors, shall constitute the duly elected directors of the Corporation.

(iii) With respect to a vacancy arising in the directorship referred to in paragraph (C)(i) of this Section 3 at any time when the special voting rights are in effect pursuant to paragraph (C)(i) of this Section 3, upon the written request of the holders of 10% of the shares of the Junior Preferred Stock then outstanding, addressed to the Corporation at its principal office, the Secretary of the Corporation shall give notice of a special meeting of holders of the shares of the Junior Preferred Stock of the election of a director to fill such vacancy caused by the death, resignation or other inability to serve as a director elected by such holders, to be held not less than ten (10) nor more than twenty (20) days following receipt by the Secretary of the Corporation of such written request. So long as special voting rights are in effect pursuant to paragraph (i) of this Section 3(c), any director who shall have been so elected by the holders of the Junior Preferred Stock may be removed at any time, either with or without cause, only by the affirmative vote of the holders of the shares at the time entitled to cast a majority of the votes entitled to be cast for the election of such director at a special meeting of such holders called for that purpose, and any vacancy thereby created may be filled by the vote of such holders.

     (D) Except as set forth herein, or as otherwise provided by the Restated Articles of Incorporation or by law, holders of Junior Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

     (E) Holders of Junior Preferred Stock shall be entitled to such notice of each meeting of stockholders as is furnished to the holders of Common Stock with respect to such meeting.

     Section 4. Certain Restrictions.

     (A) Subject to the provisions of the Restated Articles of Incorporation, whenever quarterly dividends or other dividends or distributions payable on the Junior Preferred Stock as provided in Section 2 are in arrears as of any Quarterly Dividend Payment Date, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Junior Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

          (i) declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior Preferred Stock;

          (ii) declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Junior Preferred Stock, except dividends paid ratably on the Junior Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

          (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends and upon dissolution, liquidation or winding up) to the Junior Preferred Stock; or

          (iv) redeem or purchase or otherwise acquire for consideration any shares of Junior Preferred Stock, or any shares of stock ranking on a parity with the Junior Preferred Stock, except in accordance with the terms of the Restated Articles of Incorporation and with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

Section 5. Reacquired Shares. Any shares of Junior Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock subject to the conditions and restrictions on issuance set forth herein, in the Restated Articles of Incorporation, or as otherwise required by law.

Section 6. Liquidation, Dissolution or Winding Up. (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Junior Preferred Stock unless, prior thereto, the holders of shares of Junior Preferred Stock shall have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Junior Preferred Liquidation Preference"). Following the payment of the full amount of the Junior Preferred Liquidation Preference, no additional distributions shall be made to the holders of shares of Junior Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Junior Preferred Liquidation Preference by (ii) 100 (as appropriately adjusted as set forth in subparagraph
(C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause (ii) immediately above being referred to as the "Adjustment Number"). Following the payment of the full amount of the Junior Preferred Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Junior Preferred Stock and Common Stock, respectively, holders of Junior Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to one (1) with respect to such Junior Preferred Stock and Common Stock, on a per share basis, respectively.

     (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Junior Preferred Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Junior Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

     (C) In the event the Corporation shall at any time after November 21, 1990,
     (i) declare any dividend on Common Stock payable in shares of Common Stock,
     (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 7. Consolidation, Merger, Etc. In case the Corporation should enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each share of Junior Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to 100 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after November 21, 1990 declare or pay any dividend on the Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding shares of Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange of change of shares of Junior Preferred Stock shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 8. Ranking. The Junior Preferred Stock shall rank junior, as to dividends and upon liquidation, dissolution or winding up, to (a) the Common Stock, (b) the Preferred Stock with Cumulative and Adjustable Dividends, $20 par value, (c) any other class of capital stock of the Corporation unless the terms of such class shall expressly provide otherwise, and (d), to the extent permitted by the Restated Articles of Incorporation, all other series of Preferred Stock issued by the Corporation.

Section 9. No Redemption. The shares of Junior Preferred Stock shall not be redeemable.

Section 10. Fractional Shares. The Junior Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of shares of Junior Preferred Stock.

                                    EXHIBIT E

                           FLEET FINANCIAL GROUP, INC.
            PREFERRED STOCK WITH CUMULATIVE AND ADJUSTABLE DIVIDENDS

     (a) Designation. The designation of this series of Preferred Stock shall be "Preferred Stock with Cumulative and Adjustable Dividends" (hereinafter called this "Series") and the number of shares constituting this Series is 688,700. Shares of this Series shall have a stated value of $50 per share. The number of authorized shares of this Series may be reduced by further resolution duly adopted by the Board and by the filing of a certificate pursuant to the provisions of the Rhode Island Business Corporation Act stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased.

     (b) Dividend Rate.

     (1) The dividend rate on the shares of this Series shall be $.8875 per share for the period (the "Initial Dividend Period") from the date of their original issue to and including March 31, 1988. Dividend rates on the shares of this Series shall be for each quarterly dividend period (hereinafter referred to as a "Quarterly Dividend Period"; and the Initial Dividend Period or any Quarterly Dividend Period being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods") thereafter, which Quarterly Dividend Periods shall commence on January 1, April 1, July 1, and October 1, in each year and shall end on and include the day next preceding the first day of the next Quarterly Dividend Period, at a rate per annum of the stated value thereof of 2.25% below the Applicable Rate (as defined in paragraph (2) of this Section (b)) in respect of such Quarterly Dividend Period. Anything to the contrary herein notwithstanding, the dividend rate for any Quarterly Dividend Period shall in no event be less than 6% or greater than 12% per annum. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when and as declared by the Board, on January 1, April 1, July 1, and October 1, of each year, commencing on April 1, 1988. Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) Except as provided below in this paragraph, the "Applicable Rate" for any Quarterly Dividend Period shall be the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate or the Twenty Year Constant Maturity Rate (each as hereinafter defined) for such Dividend Period. In the event that the Corporation determines in good faith that for any reason one or more of such rates cannot be determined for any Quarterly Dividend Period, then the Applicable Rate for such Quarterly Dividend Period shall be the higher of whichever of such rates can be so determined. In the event that the Corporation determines in good faith that none of such rates can be determined for any Quarterly Dividend Period, then the Applicable Rate in effect for the preceding Dividend Period shall be continued for such Dividend Period.

     (3) Except as provided below in this paragraph, the "Treasury Bill Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period as provided below) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of the March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on this Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period as provided below) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum market discount rate for three-month U.S. Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period as provided below) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason no such U.S. Treasury Bill Rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable noninterest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Treasury Bill Rate for any Quarterly Dividend Period as provided above in this paragraph, the Treasury Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     (4) Except as provided in this paragraph, the "Ten Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of the March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on this Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period as provided below) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eight nor more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Ten Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

     (5) Except as provided below in the paragraph, the "Twenty Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of the March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on this Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period as provided below) for all of the actively trade marketable U.S. Treasury fixed interest securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Corporation. In the event that the Corporation determines in good faith that for any reason the Corporation cannot determine the Twenty Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Corporation by at least three recognized U.S. Government securities dealers selected by the Corporation.

          (6) The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate shall each be rounded to the nearest five hundredths of a percentage point.

          (7) The dividend rate with respect to each Quarterly Dividend Period will be calculated as promptly as practicable by the Corporation according to the appropriate method described herein. The mathematical accuracy of each such calculation will be confirmed in writing by independent accountants of recognized standing. The Corporation will cause each dividend rate to be published in a newspaper of general circulation in New York City prior to the commencement of the new Quarterly Dividend Period to which it applies and will cause notice of such dividend rate to be enclosed with the dividend payment checks next mailed to the holders of shares of this Series.

          (8) For purposes of this Section (b), the term

          (i) "Calendar Period" shall mean 14 calendar days;

          (ii) "Special Securities" shall mean securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount.

          (iii) "Ten Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and

          (iv) "Twenty Year Average Yield" shall mean the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 20 years).

          (9) No full dividends shall be declared or paid or set apart for payment on Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other Preferred Stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other Preferred Stock ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other Preferred Stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other Preferred Stock bear to each other. Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stocks, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

          (10) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in paragraph (9) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.

     (11) Dividends payable on each share of this Series for each full Quarterly Dividend Period shall be computed by dividing the dividend rate for such Quarterly Dividend Period by four and applying such rate against the stated value, per share of this Series. Dividends payable on this Series for any period less than a full Quarterly Dividend Period shall be computed on the basis of a 360-day year consisting of 30-day months.

     (c) Redemption.

     (1) The shares of this Series shall not be redeemable prior to April 1, 1988. On and after April 1, 1988, the Corporation, at its option, may redeem shares of this Series, as a whole or in part, at any time or from time to time, at a redemption price (i) in the case of any redemption on a redemption date occurring on or after April 1, 1988, and prior to April 1, 1993, of $51.50 per share, and (ii) in the case of any redemption on a redemption date occurring on or after April 1, 1993, of $50.00 per share, plus, in each case, accrued and unpaid dividends thereon to the date fixed for redemption.

     (2) In the event that fewer than all the outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board or by any other method as may be determined by the Board in its sole discretion to be equitable.

     (3) In the event the Corporation shall redeem shares of this Series, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

     (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

     (5) Any shares of this Series which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board.

     (6) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of this Series shall be redeemed unless all outstanding shares of this Series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

     (d) Conversion or Exchange. The holders of shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (e) Voting. The shares of this Series shall not have any voting powers either general or special, except that

          (1) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation of the Corporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of Designation, Preferences and Rights or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of this Series;

          (2) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification or any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares;

          (3) If at the time of any annual meeting of stockholders for the election of directors a default in preference dividends on the Preferred Stock shall exist, the number of directors constituting the Board of the Corporation shall be increased by two, and the holders of the Preferred Stock of all series shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of Common Stock, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon the Preferred Stock. Each director elected by the holders of shares of Preferred Stock (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or of the holders of shares of Preferred Stock, called for that purpose. So long as a default in any preference dividends on the Preferred Stock shall exist, (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (B) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board of the Corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on the Preferred Stock shall be deemed to exist whenever the amount of accrued dividends upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of Preferred Stock of each and every series then outstanding shall have been paid to the end of the last preceding quarterly dividend period.

     (f) Liquidation Rights.

     (1) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the Corporation, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the Preferred Stock upon liquidation, the amount of $50.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all the property or business of the Corporation, nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purpose of this Section (f).

     (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (f), the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph 1 of this Section (f), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (5) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f) before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation of this Series.

     (g) Ranking of Classes of Stock. Any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

          (2) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

     (3) junior to shares of this Series, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                                    EXHIBIT F

                           FLEET FINANCIAL GROUP, INC.
                        9.30% CUMULATIVE PREFERRED STOCK

     (a) Designation. The designation of this series of Preferred Stock shall be "9.30% Cumulative Preferred Stock" (hereinafter called the "Preferred
     Shares") and the number of shares constituting this series shall be 575,000. Such Preferred Shares shall have a stated value of $250 per share. The number of authorized Preferred Shares may be reduced by further resolution duly adopted by the Board and by the filing of a certificate pursuant to the provisions of the Rhode Island Business Corporation Act stating that such reduction has been so authorized, but the number of authorized Preferred Shares shall not be increased.

     (b) Dividends.

     (1) Dividend periods ("Dividend Periods") shall commence on January 1, April 1, July 1 and October 1 in each year and shall end on and include the day next preceding the first day of the next Dividend Period. The dividend rate on the Preferred Shares from November 3, 1992 to and including December 31, 1992 (the "Initial Dividend Period") and for each Dividend Period thereafter will be 9.30% per annum of the stated value thereof. Such dividends shall be cumulative from November 3, 1992 and shall be payable when and as declared by the Board, on January 15th, April 15th, July 15th and October 15th of each year, commencing January 15, 1993. Each such dividend shall be paid to the holders of record of Preferred Shares as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) No full dividends shall be declared or paid or set apart for payment on Preferred Stock of any series ranking, as to dividends, on a parity with or junior to the Preferred Shares for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Preferred Shares for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the Preferred Shares and any other Preferred Stock ranking on a parity as to dividends with the Preferred Shares, all dividends declared upon shares of the Preferred Shares and any other Preferred Stock ranking on a parity as to dividends with the Preferred Shares shall be declared pro rata so that the amount of dividends declared per share on the Preferred Shares and such other Preferred Stock shall in all cases bear to each other the same ratio that accrued dividends per share on the Preferred Shares and such other Preferred Stock bear to each other. Holders of the Preferred Shares shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the Preferred Shares. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Preferred Shares which may be in arrears.

     (3) So long as any of the Preferred Shares are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to the Preferred Shares as to dividends and upon liquidation and other than as provided in paragraph (2) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with the Preferred Shares as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with the Preferred Shares as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to the Preferred Shares as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding Preferred Shares shall have been paid for all past dividend payment periods.

     (4) Dividends payable on each Preferred Share for each Dividend Period shall be computed by annualizing the applicable dividend rate and dividing by four. Dividends payable on the Preferred Shares for any period less than a full Dividend Period shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

     (c) Redemption.

     (1) The Preferred Shares shall not be redeemable prior to October 15, 1997. On and after October 15, 1997, the Corporation, at its option, may redeem the Preferred Shares, as a whole or in part, at any time or from time to time at a redemption price equal to $250 per share plus accrued and unpaid dividends thereon to the date fixed for redemption.

     (2) In the event that fewer than all the outstanding Preferred Shares are to be redeemed, the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board of the Corporation or by any duly authorized committee thereof or by any other method as may be determined by the Board of the Corporation or by any duly authorized committee thereof in its sole discretion to be equitable, provided that such method satisfies any applicable requirements of any securities exchange on which the Preferred Shares are listed.

     (3) In the event the Corporation shall redeem Preferred Shares, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of Preferred Shares to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

     (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the Preferred Shares so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of the Corporation or any duly authorized committee thereof shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

     (5) Any of the Preferred Shares which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of the Corporation or any duly authorized committee thereof.

          (6) Notwithstanding the foregoing provisions of this Section (c), if any dividends on the Preferred Shares are in arrears, no Preferred Shares shall be redeemed unless all outstanding Preferred Shares of this series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any Preferred Shares; provided, however, that the foregoing shall not prevent the purchase or acquisition of Preferred Shares pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding Preferred Shares.

          (d) Conversion or Exchange. The holders of the Preferred Shares shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (e) Voting. The Preferred Shares shall not have any voting powers, either general or special, except that

          (i) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the Preferred Shares at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of Preferred Shares shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of Designation, Preferences and Rights or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of the Preferred Shares;

          (ii) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the Preferred Shares and all other series of Preferred Stock ranking on a parity with the Preferred Shares, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of Preferred Shares and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the Preferred Shares as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares;

          (iii) If at the time of any annual meeting of stockholders for the election of directors a default in preference dividends (as defined below) on the Preferred Stock shall exist, the number of directors constituting the Board of the Corporation shall be increased by two, and the holders of the Preferred Stock of all series shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of common stock, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon the Preferred Stock. Each director elected by the holders of shares of Preferred Stock (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he or she shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or of the holders of shares of Preferred Stock, called for the purpose. So long as a default in any preference dividends on the Preferred
          Stock shall exist, (a) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause
          (b)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (b) in case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board of the Corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on the Preferred Stock shall be deemed to exist whenever the amount of accrued dividends upon any series of Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of Preferred Stock of each and every series then outstanding shall have been paid to the end of the last preceding quarterly dividend period.

     (f) Liquidation Rights.

     (1) Upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the holders of the Preferred Shares shall be entitled to receive, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the Preferred Shares upon liquidation, the amount of $250 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all of the property or business of the Corporation, nor the merger or consolidation of the Corporation into or with any other corporation, nor the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purpose of this Section (f).

     (3) After the payment to the holders of the Preferred Shares of the full preferential amounts provided for in this Section (f), the holders of the Preferred Shares as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of the Preferred Shares upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (l) of this Section (f), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the Preferred Shares upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the Preferred Shares, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (5) Upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f) before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to the Preferred Shares.

     (g) Ranking of Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the Preferred Shares, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of the Preferred Shares;

     (2) on a parity with the Preferred Shares, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of the Preferred Shares, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of the Preferred Shares; and

     (3) junior to the Preferred Shares, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of the Preferred Shares shall be entitled to receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                                    EXHIBIT G

                           FLEET FINANCIAL GROUP, INC.
                        9.35% CUMULATIVE PREFERRED STOCK

     (a) Designation. The designation of this series of Preferred Stock shall be "9.35% Cumulative Preferred Stock" (hereinafter called the "Preferred
     Shares") and the number of shares constituting this series shall be 500,000. Such Preferred Shares shall have a stated value of $250 per share. The number of authorized Preferred Shares may be reduced by further resolution duly adopted by the Board and by the filing of a certificate pursuant to the provisions of the Rhode Island Business Corporation Act stating that such reduction has been so authorized, but the number of authorized Preferred Shares shall not be increased.

     (b) Dividends.

     (1) Dividend periods ("Dividend Periods") shall commence on January 15, April 15, July 15 and October 15 in each year and shall end on and include the day next preceding the first day of the next Dividend Period. The dividend rate on the Preferred Shares from January 26, 1995 to and including April 14, 1995 (the "Initial Dividend Period") and for each Dividend Period thereafter will be 9.35% per annum of the stated value thereof. Such dividends shall be cumulative from January 26, 1995 and shall be payable when and as declared by the Board, on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1995. Each such dividend shall be paid to the holders of record of Preferred Shares as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) No full dividends shall be declared or paid or set apart for payment on Preferred Stock of any series ranking, as to dividends, on a parity with or junior to the Preferred Shares for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the Preferred Shares for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the Preferred Shares and any other Preferred Stock ranking on a parity as to dividends with the Preferred Shares, all dividends declared upon shares of the Preferred Shares and any other Preferred Stock ranking on a parity as to dividends with the Preferred Shares shall be declared pro rata so that the amount of dividends declared per share on the Preferred Shares and such other Preferred Stock shall in all cases bear to each other the same ratio that accrued dividends per share on the Preferred Shares and such other Preferred Stock bear to each other. Holders of the Preferred Shares shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on the Preferred Shares. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Preferred Shares which may be in arrears.

     (3) So long as any of the Preferred Shares are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to the Preferred Shares as to dividends and upon liquidation and other than as provided in paragraph (2) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with the Preferred Shares as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with the Preferred Shares as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to the Preferred Shares as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding Preferred Shares shall have been paid for all past dividend payment periods.

     (4) Dividends payable on each Preferred Share for each Dividend Period shall be computed by annualizing the applicable dividend rate and dividing by four. Dividends payable on the Preferred Shares for any period less than a full Dividend Period shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

     (c) Redemption.

     (1) The Preferred Shares shall not be redeemable prior to January 15, 2000. On and after January 15, 2000, the Corporation, at its option, may redeem the Preferred Shares, as a whole or in part, at any time or from time to time at a redemption price equal to $250 per share plus accrued and unpaid dividends thereon to the date fixed for redemption. Notwithstanding the foregoing, to the extent applicable law requires, the Preferred Shares may not be redeemed by the Corporation without the prior approval of the Board of Governors of the Federal Reserve System.

     (2) In the event that fewer than all the outstanding Preferred Shares are to be redeemed, the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board of the Corporation or by any duly authorized committee thereof or by any other method as may be determined by the Board of the Corporation or by any duly authorized committee thereof in its sole discretion to be equitable, provided that such method satisfies any applicable requirements of any securities exchange on which the Preferred Shares are listed.

     (3) In the event the Corporation shall redeem Preferred Shares, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of Preferred Shares to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

     (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the Preferred Shares so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of the Corporation or any duly authorized committee thereof shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

     (5) Any of the Preferred Shares which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of the Corporation or any duly authorized committee thereof.

     (6) Notwithstanding the foregoing provisions of this Section (c), if any dividends on the Preferred Shares are in arrears, no Preferred Shares shall be redeemed unless all outstanding Preferred Shares of this series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any Preferred Shares; provided, however, that the foregoing shall not prevent the purchase or acquisition of Preferred Shares pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding Preferred Shares.

     (d) Conversion or Exchange. The holders of the Preferred Shares shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (e) Voting. The Preferred Shares shall not have any voting powers, either general or special, except that

          (i) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the Preferred Shares at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of Preferred Shares shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of Designation, Preferences and Rights or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of the Preferred Shares;

          (ii) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the Preferred Shares and all other series of Preferred Stock ranking on a parity with the Preferred Shares, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of Preferred Shares and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the Preferred Shares as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares;

          (iii) If at the time of any annual meeting of stockholders for the election of directors a default in preference dividends (as defined below) on the Preferred Stock shall exist, the number of directors constituting the Board of the Corporation shall be increased by two, and the holders of the Preferred Stock of all series shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of common stock, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon the Preferred Stock. Each director elected by the holders of shares of Preferred Stock (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he or she shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or of the holders of shares of Preferred Stock, called for the purpose. So long as a default in any preference dividends on the Preferred Stock shall exist, (a) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (b)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (b) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid by the remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board of the Corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on the Preferred Stock shall be deemed to exist whenever the amount of accrued dividends upon any series of Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of Preferred Stock of each and every series then outstanding shall have been paid to the end of the last preceding quarterly dividend period.

     (f) Liquidation Rights.

     (1) Upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the holders of the Preferred Shares shall be entitled to receive, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the Preferred Shares upon liquidation, the amount of $250 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all of the property or business of the Corporation, nor the merger or consolidation of the Corporation into or with any other corporation, nor the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purpose of this Section (f).

     (3) After the payment to the holders of the Preferred Shares of the full preferential amounts provided for in this Section (f), the holders of the Preferred Shares as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of the Preferred Shares upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the Preferred Shares upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the Preferred Shares, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (5) Upon the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f) before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to the Preferred Shares.

     (g) Ranking of Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the Preferred Shares, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of the Preferred Shares;

          (2) on a parity with the Preferred Shares, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of the Preferred Shares, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of the Preferred Shares; and

          (3) junior to the Preferred Shares, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of the Preferred Shares shall be entitled to receipt of dividends or of amounts distributable upon voluntary or involuntary dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                                    EXHIBIT H

                 CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS,
              PREFERENCES AND RELATIVE, PARTICIPATING, OPTIONAL OR
                  OTHER SPECIAL RIGHTS, AND THE QUALIFICATIONS,
                 LIMITATIONS OR RESTRICTIONS THEREOF, WHICH HAVE
               NOT BEEN SET FORTH IN THE ARTICLES OF INCORPORATION
                       OR IN ANY AMENDMENT THERETO, OF THE
                    SERIES V 7.25% PERPETUAL PREFERRED STOCK
                                       OF
                           FLEET FINANCIAL GROUP, INC.
                       PURSUANT TO SECTION 7-1.1-15 OF THE
                      RHODE ISLAND BUSINESS CORPORATION ACT

We, the undersigned, William C. Mutterperl and Marc C. Leslie, the Senior Vice President and the Assistant Secretary, respectively, of FLEET FINANCIAL GROUP, INC., a Rhode Island corporation (hereinafter called the "Corporation"), DO HEREBY CERTIFY that the following resolution was duly adopted by the Board of Directors of the Corporation at a meeting duly convened and held on February 21, 1996, at which a quorum was present and acting throughout.

"RESOLVED, that pursuant to authority conferred upon the Board of Directors (the "Board") of Fleet Financial Group, Inc., a Rhode Island corporation (the
"Corporation"), by the Restated Articles of Incorporation, as amended, (the "Articles of Incorporation") of the Corporation, the Board hereby creates a series of Preferred Stock of the Corporation to consist of 1,265,000 shares, and hereby fixes the voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of such series (in addition to the designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Articles of Incorporation which are applicable to the Preferred Stock of all classes or series) as follows:

     (a) Designation. The designation of the series of Preferred Stock shall be "Series V 7.25% Perpetual Preferred Stock" (hereinafter called this "Series") and the number of shares constituting this Series is one million two hundred sixty-five thousand (1,265,000).

     (b) Dividend Rate.

     (1) The holders of shares of this Series shall be entitled to receive dividends thereon at a rate of 7.25% per annum computed on the basis of an issue price thereof of $250 per share, and no more, payable quarterly out of the funds of the Corporation legally available for the payment of dividends. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when, as and if declared by the Board, on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996 (a "Dividend Payment Date"). Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past quarters may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) No full dividends shall be declared or paid or set apart for payment on the Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other class or series of preferred stock of the Corporation ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stocks, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

     (3) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in paragraph (2) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.

     (4) Dividends payable on this Series for any period, including the period from the original issue of such shares until April 15, 1996, shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

     (c) Redemption.

     (1) The shares of this Series shall not be redeemable prior to April 15, 2001. On and after April 15, 2001, the Corporation, at its option, may redeem shares of this Series, in whole or in part, at any time or from time to time, at a redemption price of $250 per share, plus accrued and unpaid dividends thereon to the date fixed for redemption.

     (2) In the event that fewer than all the outstanding shares of this Series are to be redeemed pursuant to subsection (1), the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board or by any other method as may be determined by the Board in its sole discretion to be equitable.

     (3) In the event the Corporation shall redeem shares of this Series pursuant to subsections (1) or (2), notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

     (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption under either subsection (1) or (2) above shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the applicable redemption price. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

     (5) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of this Series shall be redeemed unless all outstanding shares of this Series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

     (d) Liquidation Rights.

     (1) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive and be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the shares of this Series upon liquidation, the amount of $250 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all the property or business of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section (d).

     (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (d), the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (d), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this
     Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (e) Conversion or Exchange. The holders of shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (f) Voting. The shares of this Series shall not have any voting powers, either general or special, except that:

          (1) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions thereof, or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of this Series;

          (2) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting, increasing or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares.

          (3) If, at the time of any annual meeting of stockholders for the election of directors, a default in preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation (other than any other class or series of the Corporation's preferred stock expressly entitled to elect additional directors to the Board by a vote separate and distinct from the vote provided for in this paragraph (3) ("Voting Preferred")) shall exist, the number of directors constituting the Board shall be increased by two (without duplication of any increase made pursuant to the terms of any other class or series of the Corporation's preferred stock other than any Voting Preferred) and the holders of the Corporation's preferred stock of all classes and series (other than any such Voting Preferred) shall have the right at such meeting, voting together as a single class without regard to class or series, to the exclusion of the holders of Common Stock and the Voting Preferred, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon shares of any class or series of the Corporation's preferred stock ranking prior to or on a parity with shares of this Series as to dividends (other than any Voting Preferred). Each director elected by the holders of shares of any series of the Preferred Stock or any other class or series of the Corporation's preferred stock in an election provided for by this paragraph (3) (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for such director's election, voting together as a single class without regard to class or series, at a meeting of the stockholders, or of the holders of shares of the Corporation's preferred stock, called for that purpose. So long as a default in any preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall exist (other than any Voting Preferred) (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (B) in the case of the removal of any Preferred

          Director, the vacancy may be filled by the vote of the holders of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for the removed director's election, voting together as a single class without regard to class or series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid shall be deemed for all purposes hereto to be a Preferred Director.

     Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board shall be reduced by two. For purposes hereof, a "default in preference dividends" on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall be deemed to have occurred whenever the amount of accrued dividends upon such class or series of the Corporation's preferred stock shall be equivalent to six full quarterly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all such shares of the Corporation's preferred stock of each and every series then outstanding (other than any Voting Preferred or shares of any class or series ranking junior to shares of this Series as to dividends) shall have been paid to the end of the last preceding quarterly dividend period.

     (g) Reacquired Shares. Shares of this Series which have been issued and reacquired through redemption or purchase shall, upon compliance with an applicable provision of the Rhode Island Business Corporation Act, have the status of authorized and unissued shares of Preferred Stock and may be reissued but only as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board.

     (h) Relation to Existing Preferred Classes of Stock. Shares of this Series are equal in rank and preference with all other series of the Preferred Stock outstanding on the date of original issue of the shares of this Series and are senior in rank and preference to the Common Stock and the Cumulative Participating Junior Preferred Stock of the Corporation.

     (i) Relation to Other Preferred Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

          (2) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

          (3) junior to the shares of this Series, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

IN WITNESS WHEREOF, this Certificate has been made under the seal of Fleet Financial Group, Inc., and has been signed by the undersigned, William C. Mutterperl, its Senior Vice President, and Marc C. Leslie, its Assistant Secretary, respectively, this 21st day of February, 1996.

                                             FLEET FINANCIAL GROUP, INC.

[SEAL]

                                             By /s/
                                             ----------------------------------

                                             (Senior Vice President)

                                             By /s/
                                             ----------------------------------

                                             (Assistant Secretary)

STATE OF MASSACHUSETTS
COUNTY OF SUFFOLK


In said County and State on this 21st day of February, 1996, personally appeared before me William C. Mutterperl and Marc C. Leslie, the Senior Vice President and the Assistant Secretary, respectively, of Fleet Financial Group, Inc., to me known and known by me to be the parties executing the foregoing instrument, and they acknowledged said instrument by them executed to be their free act and deed and the free act and deed of said Fleet Financial Group, Inc.

                                             By /s/
                                             ----------------------------------

                                             Notary Public
                                             My Commission Expires:

                                    EXHIBIT I

                 CERTIFICATE OF THE VOTING POWERS, DESIGNATIONS,
 PREFERENCES AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER SPECIAL RIGHTS, AND
  THE QUALIFICATIONS, LIMITATIONS OR RESTRICTIONS THEREOF, WHICH HAVE NOT BEEN SET FORTH IN THE ARTICLES OF INCORPORATION OR IN ANY AMENDMENT THERETO, OF THE
                    SERIES VI 6.75% PERPETUAL PREFERRED STOCK
                                       OF

                           FLEET FINANCIAL GROUP, INC.

                       PURSUANT TO SECTION 7-1.1-15 OF THE
                      RHODE ISLAND BUSINESS CORPORATION ACT

We, the undersigned, William C. Mutterperl and Marc C. Leslie, the Senior Vice President and the Assistant Secretary, respectively, of FLEET FINANCIAL GROUP, INC., a Rhode Island corporation (hereinafter called the "Corporation"), DO HEREBY CERTIFY that the following resolution was duly adopted by the Board of Directors of the Corporation at a meeting duly convened and held on February 21, 1996, at which a quorum was present and acting throughout.

"RESOLVED, that pursuant to authority conferred upon the Board of Directors (the "Board") of Fleet Financial Group, Inc., a Rhode Island corporation (the "Corporation"), by the Restated Articles of Incorporation, as amended (the "Articles of Incorporation"), of the Corporation, the Board hereby creates a series of Preferred Stock of the Corporation to consist of 690,000 shares, and hereby fixes the voting powers, designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, of the shares of such series (in addition to the designations, preferences and relative, participating, option or other special rights, and the qualifications, limitations or restrictions thereof, set forth in the Articles of Incorporation which are applicable to the Preferred Stock of all classes or series) as follows:

     (a) Designation. The designation of the series of Preferred Stock shall be "Series VI 6.75% Perpetual Preferred Stock" (hereinafter called this "Series") and the number of shares constituting this Series is Six Hundred Ninety Thousand (690,000).

     (b) Dividend Rate.

     (1) The holders of shares of this Series shall be entitled to receive dividends thereon at a rate of 6.75% per annum computed on the basis of an issue price thereof of $250 per share, and no more, payable quarterly out of the funds of the Corporation legally available for the payment of dividends. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when, as and if declared by the Board, on January 15, April 15, July 15 and October 15 of each year, commencing April 15, 1996 (a "Dividend Payment Date"). Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the Corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board. Dividends on account of arrears for any past quarters may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 45 days preceding the payment date thereof, as may be fixed by the Board.

     (2) If one or more amendments to the Internal Revenue Code of 1986, as amended (the "Code"), are enacted that change the percentage of the dividends received deduction (currently 70%) as specified in Section 243(a)(1) of the Code or any successor provision (the "Dividends

     Received Percentage"), the amount of each dividend payable per share of this Series for dividend payments made on or after the date of enactment of such change shall be adjusted by multiplying the amount of the dividend payable determined as described above (before adjustment) by a factor which shall be the number determined in accordance with the following formula (the "DRD Formula"), and rounding the result to the nearest cent:


     1 - .35 (1 - .70)
     -----------------
     1 - .35 (1 - DRP)

     For the purposes of the DRD Formula, "DRP" means the Dividends Received Percentage applicable to the dividend in question. No amendment to the Code, other than a change in the percentage of the dividends received deduction set forth in Section 243(a)(1) of the Code or any successor provision, will give rise to an adjustment. Notwithstanding the foregoing provisions, in the event that, with respect to any such amendment, the Corporation shall receive either an unqualified opinion of independent recognized tax counsel or a private letter ruling or similar form of authorization from the Internal Revenue Service to the effect that such an amendment would not apply to dividends payable on shares of this Series, then any such amendment shall not result in the adjustment provided for pursuant to the DRD Formula. The Corporation's calculation of the dividends payable as so adjusted and as certified accurate as to calculation and reasonable as to method by the independent certified public accountants then regularly engaged by the Corporation shall be final and not subject to review.

     If any amendment to the Code which reduces the Dividends Received Percentage is enacted after a dividend payable on a Dividend Payment Date has been declared, the amount of dividend payable on such Dividend Payment Date will not be increased; but instead, an amount, equal to the excess of
     (x) the product of the dividends paid by the Corporation on such Dividend Payment Date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the reduced Dividends Received Percentage) and (y) the dividends paid by the Corporation on such Dividend Payment Date, will be payable to holders of record on the next succeeding Dividend Payment Date in addition to any other amounts payable on such date.

     In addition, if prior to May 16, 1996, an amendment to the Code is enacted that reduces the Dividends Received Percentage and such reduction retroactively applies to a Dividend Payment Date as to which the
     Corporation previously paid dividends on shares of this Series (each an "Affected Dividend Payment Date"), the Corporation will pay (if declared) additional dividends (the "Additional Dividends") on the next succeeding Dividend Payment Date (or if such amendment is enacted after the dividend payable on such Dividend Payment Date has been declared, on the second succeeding Dividend Payment Date following the date of enactment) to holders of record on such succeeding Dividend Payment Date in an amount equal to the excess of (x) the product of the dividends paid by the Corporation on each Affected Dividend Payment Date and the DRD Formula (where the DRP used in the DRD Formula would be equal to the Dividends Received Percentage applied to each Affected Dividend Payment Date) and (y) the dividends paid by the Corporation on each Affected Dividend Payment Date.

     Additional Dividends will not be paid in respect of the enactment of any amendment to the Code on or after May 16, 1996 which retroactively reduces the Dividends Received Percentage, or if prior to May 16, 1996, such amendment would not result in an adjustment due to the Corporation having received either an opinion of counsel or tax ruling referred to in the third preceding paragraph. The Corporation will only make one payment of Additional Dividends.

     In the event that the amount of dividend payable per share of this Series shall be adjusted pursuant to the DRD Formula and/or Additional Dividends are to be paid, the Corporation will cause notice of each such adjustment and, if applicable, any Additional Dividends, to be sent to each holder of record of the shares of this Series at such holder's address as the same appears on the stock register of the Corporation.

     (3) No full dividends shall be declared or paid or set apart for payment on the Preferred Stock of any series ranking, as to dividends, on a parity with or junior to this Series for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on this Series for all dividend payment periods terminating on or prior to the date of payment of such full cumulative dividends. When dividends are not paid in full, as aforesaid, upon the shares of this Series and any other preferred stock ranking on a parity as to dividends with this Series, all dividends declared upon shares of this Series and any other class or series of preferred stock of the Corporation ranking on a parity as to dividends with this Series shall be declared pro rata so that the amount of dividends declared per share on this Series and such other preferred stock shall in all cases bear to each other the same ratio that accrued dividends per share on the shares of this Series and such other preferred stock bear to each other. Holders of shares of this Series shall not be entitled to any dividend, whether payable in cash, property or stocks, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

     (4) So long as any shares of this Series are outstanding, no dividend (other than a dividend in Common Stock or in any other stock ranking junior to this Series as to dividends and upon liquidation and other than as provided in subsection (3) of this Section (b)) shall be declared or paid or set aside for payment or other distribution declared or made upon the Common Stock or upon any other stock ranking junior to or on a parity with this Series as to dividends or upon liquidation, nor shall any Common Stock nor any other stock of the Corporation ranking junior to or on a parity with this Series as to dividends or upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Corporation (except by conversion into or exchange for stock of the Corporation ranking junior to this Series as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of this Series shall have been paid for all past dividend payment periods.

     (5) Dividends payable on this Series for any period, including the period from the original issue of such shares until April 15, 1996, shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

     (c) Redemption.

     (1) (A) The shares of this Series shall not be redeemable prior to April 15, 2006. On and after April 15, 2006, the Corporation, at its option, may redeem shares of this Series, in whole or in part, at any time or from time to time, at a redemption price of $250 per share, plus accrued and unpaid dividends thereon to the date fixed for redemption.

     (B) In the event that fewer than all the outstanding shares of this Series are to be redeemed pursuant to subsection (1)(A), the number of shares to be redeemed shall be determined by the Board and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board or by any other method as may be determined by the Board in its sole discretion to be equitable.

     (2) (A) Notwithstanding subsection (1) above, if the Dividends Received Percentage is equal to or less than 40% and, as a result, the amount of dividends on the shares of this Series payable on any Dividend Payment Date will be or is adjusted upwards as described in Section (b)(2) above, the Corporation, at its option, may redeem all, but not less than all, of the outstanding shares of this

     Series; provided, that within sixty days of the date on which an amendment to the Code is enacted which reduces the Dividends Received Percentage to 40% or less, the Corporation sends notice to holders of shares of this Series of such redemption in accordance with subsection (3) below.

     (B) Any redemption of the Perpetual Preferred Stock in accordance with this subsection (2) shall be at the applicable redemption price set forth in the following table, in each case plus accrued and unpaid dividends (whether or not declared) thereon to the date fixed for redemption, including any changes in dividends payable due to changes in the Dividends Received Percentage and Additional Dividends, if any.

                                                     REDEMPTION PRICE

REDEMPTION PERIOD                            PER SHARE      PER DEPOSITARY SHARE

February 21, 1996 to April 14, 1997.......... $262.50              $52.50
April 15, 1997 to April 14, 1998.............  261.25               52.25
April 15, 1998 to April 14, 1999.............  260.00               52.00
April 15, 1999 to April 14, 2000.............  258.75               51.75
April 15, 2000 to April 14, 2001.............  257.50               51.50
April 15, 2001 to April 14, 2002.............  256.25               51.25
April 15, 2002 to April 14, 2003.............  255.00               51.00
April 15, 2003 to April 14, 2004.............  253.75               50.75
April 15, 2004 to April 14, 2005.............  252.50               50.50
April 15, 2005 to April 14, 2006.............  251.25               50.25
On or after April 15, 2006...................  250.00               50.00

          (3) In the event the Corporation shall redeem shares of this Series pursuant to subsections (1) or (2) above, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price;
          (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

          (4) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption under either subsection (1) or (2) above shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the applicable redemption price. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

          (5) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of this Series shall be redeemed unless all outstanding shares of this Series are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of this Series.

     (d) Liquidation Rights.

     (1) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive and be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment or distribution shall be made on the Common Stock or on any other class of stock ranking junior to the shares of this Series upon liquidation, the amount of $250 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

     (2) Neither the sale of all or substantially all the property or business of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section (d).

     (3) After the payment to the holders of the shares of this Series of the full preferential amounts provided for in this Section (d), the holders of this Series as such shall have no right or claim to any of the remaining assets of the Corporation.

     (4) In the event the assets of the Corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (d), no such distribution shall be made on account of any shares of any other class or series of Preferred Stock ranking on a parity with the shares of this
     Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (e) Conversion or Exchange. The holders of shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the Corporation.

     (f) Voting. The shares of this Series shall not have any voting powers, either general or special, except that:

          (1) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Articles of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Special Rights, and the Qualifications, Limitations or Restrictions thereof, or any similar document relating to any series of Preferred Stock) which would adversely affect the preferences, rights, powers or privileges of this Series;

          (2) Unless the vote or consent of the holders of a greater number of shares shall then be required by law, the consent of the holders of at least 66 2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting, increasing or validating the creation, authorization or issue of any shares of any class of stock of the Corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification of any authorized stock of the Corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible into or evidencing the right to purchase any such prior shares.

     (3) If, at the time of any annual meeting of stockholders for the election of directors, a default in preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation (other than any other class or series of the Corporation's preferred stock expressly entitled to elect additional directors to the Board by a vote separate and distinct from the vote provided for in this paragraph (3) ("Voting Preferred")) shall exist, the number of directors constituting the Board shall be increased by two (without duplication of any increase made pursuant to the terms of any other class or series of the Corporation's preferred stock other than any Voting Preferred) and the holders of the Corporation's preferred stock of all classes and series (other than any such Voting Preferred) shall have the right at such meeting, voting together as a single class without regard to class or series, to the exclusion of the holders of Common Stock and the Voting Preferred, to elect two directors of the Corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon shares of any class or series of the Corporation's preferred stock ranking prior to or on a parity with shares of this Series as to dividends (other than any Voting Preferred). Each director elected by the holders of shares of any series of the Preferred Stock or any other class or series of the Corporation's preferred stock in an election provided for by this paragraph (3) (herein called a "Preferred Director") shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for such director's election, voting together as a single class without regard to class or series, at a meeting of the stockholders, or of the holders of shares of the Corporation's preferred stock, called for that purpose. So long as a default in any preference dividends on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall exist (other than any Voting Preferred) (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the Corporation and (B) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of the Corporation's preferred stock entitled to have originally voted for the removed director's election, voting together as a single class without regard to class or series, at the same meeting at which such removal shall be voted. Each director appointed as aforesaid shall be deemed for all purposes hereto to be a Preferred Director.

     Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board shall be reduced by two. For purposes hereof, a "default in preference dividends" on any series of the Preferred Stock or any other class or series of preferred stock of the Corporation shall be deemed to have occurred whenever the amount of accrued dividends upon such class or series of the Corporation's preferred stock shall be equivalent to six full quarterly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all such shares of the Corporation's preferred stock of each and every series then outstanding (other than any Voting Preferred or shares of any class or series ranking junior to shares of this Series as to dividends) shall have been paid to the end of the last preceding quarterly dividend period.

     (g) Reacquired Shares. Shares of this Series which have been issued and reacquired through redemption or purchase shall, upon compliance with an applicable provision of the Rhode Island Business Corporation Act, have the status of authorized and unissued shares of Preferred Stock and may be reissued but only as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board.

     (h) Relation to Existing Preferred Classes of Stock. Shares of this Series are equal in rank and preference with all other series of the Preferred Stock outstanding on the date of original issue of the shares of this Series and are senior in rank and preference to the Common Stock and the Cumulative Participating Junior Preferred Stock of the Corporation.

     (i) Relation to Other Preferred Classes of Stock. For purposes of this resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

          (1) prior to the shares of this Series, either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of this Series;

          (2) on a parity with shares of this Series, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

          (3) junior to the shares of this Series, either as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

          IN WITNESS WHEREOF, this Certificate has been made under the seal of Fleet Financial Group, Inc., and has been signed by the undersigned, William C. Mutterperl, its Senior Vice President, and Marc C. Leslie, its Assistant Secretary, respectively, this 21st day of February, 1996.

                                               FLEET FINANCIAL GROUP, INC.
                                               (Registrant)

[SEAL]
                                               By /s/ William C. Mutterperl
                                               --------------------------------
                                                  William C. Mutterperl
                                                  Senior Vice President


                                               By /s/ Marc C. Leslie
                                               --------------------------------
                                                  Marc C. Leslie
                                                  Assistant Secretary

STATE OF MASSACHUSETTS
COUNTY OF SUFFOLK


In said County and State on this 21st day of February, 1996, personally appeared before me William C. Mutterperl and Marc C. Leslie, the Senior Vice President and Assistant Secretary, respectively, of Fleet Financial Group, Inc., to me known and known by me to be the parties executing the foregoing instrument, and they acknowledged said instrument by them executed to be their free act and deed and the free act and deed of said Fleet Financial Group, Inc.

                                                By /s/ Notary
                                                -------------------------------
                                                   Notary Public
                                                   My Commission Expires: