Form 10-K
period 1998-12-31
FLEET FINANCIAL GROUP INC
filed 1999-03-26
CIK 50341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ----------------------------
                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                 617 / 346-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                            TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            -------------------                                  -----------------------------------------
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

8.00% Trust Originated Preferred Securities issued by Fleet Capital Trust I,
   Guaranteed by Fleet Financial Group, Inc.                                              New York Stock Exchange

7.05% Trust Originated Preferred Securities issued by Fleet Capital Trust III,
   Guaranteed by Fleet Financial Group, Inc.                                              New York Stock Exchange

7.17% Trust Originated Preferred Securities issued by Fleet Capital Trust IV,
   Guaranteed by Fleet Financial Group, Inc.                                              New York Stock Exchange

Preferred Share Purchase Rights                                                           New York Stock Exchange

Warrants to purchase Common Stock                                                         New York Stock Exchange

              ----------------------------------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES XX NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

     As of February 26, 1999 (the latest practicable date), the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $23.8 billion, which excludes $659 million held by directors, executive officers, and banking subsidiaries of the Registrant under trust agreements and other instruments.

     The number of shares of common stock of the Registrant outstanding as of February 26, 1999 was 569,039,801.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Pertinent extracts from Registrant's 1998 Annual Report to Shareholders are incorporated into Parts I, II, and IV.

2. Pertinent extracts from Registrant's Proxy Statement for its 1999 Annual Meeting filed with the Commission are incorporated into Part III.

     Such information by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                TABLE OF CONTENTS

          DESCRIPTION                                                                      PAGE NUMBER
          -----------                                                                      -----------
Part I.   Item 1      ___Business............................................................   3
          Item 2      ___Properties..........................................................   7
          Item 3      ___Legal Proceedings...................................................   7
          Item 4      ___Submission of Matters to a Vote of Security Holders.................   7
Part II.  Item 5      ___Market for the Registrant's Common Stock and Related Stockholder
                         Matters.............................................................   7
          Item 6      ___Selected Financial Data.............................................   8
          Item 7      ___Management's Discussion and Analysis of Financial Condition and
                         Results of Operations...............................................   8
          Item 7a     ___Quantitative and Qualitative Disclosures About Market Risk..........   8
          Item 8      ___Financial Statements and Supplementary Data.........................   8
          Item 9      ___Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure................................................   8
Part III. Item 10     ___Directors and Executive Officers of the Registrant..................   8
          Item 11     ___Executive Compensation..............................................  10
          Item 12     ___Security Ownership of Certain Beneficial Owners and Management        10
          Item 13     ___Certain Relationships and Related Transactions......................  10
Part IV.  Item 14     ___Exhibits, Financial Statement Schedules and Reports on Form 8-K.      11
          Signatures.........................................................................  15

                                     PART I.

ITEM 1. BUSINESS

GENERAL

     Fleet Financial Group, Inc. (the "Registrant," "Corporation" or "Fleet") is a diversified financial services company organized under the laws of the State of Rhode Island. Fleet is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. By most measures, Fleet is among the ten largest bank holding companies in the United States, with total assets of $104.4 billion at December 31, 1998. Fleet has approximately 36,000 employees.

     Fleet reported net income for 1998 of $1.53 billion, or $2.52 per diluted share. This compared to net income of $1.37 billion, or $2.30 per diluted share in 1997. All common share amounts and associated ratios were adjusted to reflect the Corporation's two-for-one common stock split which was effective October 7, 1998. For a more detailed discussion of the Corporation's financial results, see "Management's Discussion and Analysis" (pages 21-39) of the Corporation's 1998 Annual Report to Shareholders, which is incorporated by reference herein.

     Fleet is engaged in a general commercial banking and investment management business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, New Jersey, Maine, and New Hampshire through its banking subsidiaries: Fleet National Bank ("FNB"); Fleet Bank, National Association ("FBNA"); Fleet Bank of Maine ("Fleet-Maine"); and Fleet Bank-NH ("Fleet-NH"). All of the subsidiary banks are members of the Federal Reserve System, and the deposits of each are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Corporation also has a thrift subsidiary, Fleet Bank, F.S.B. ("Fleet-FSB") located in Boca Raton, Florida.

     Fleet also provides, through its subsidiaries, a variety of financial services, including mortgage banking, asset-based lending, lease financing, credit card services, real estate financing, brokerage, market-making and securities clearing services, capital market services and investment banking, investment advice and management, data processing and student loan servicing.

     On March 15, 1999, Fleet and BankBoston Corporation ("BankBoston") entered into a definitive merger agreement providing for the merger of BankBoston with Fleet. Prior to the required regulatory divestitures of approximately $13 billion of deposits and approximately $5 billion of loans, the combined institution will have approximately $180 billion in assets, approximately $118 billion in deposits, and will be headquartered in Boston, Massachusetts. The merger agreement provides that each share of BankBoston common stock would be exchanged for 1.1844 newly issued shares of Fleet common stock on a tax-free basis. As a result of the merger, $360 million (post-tax) of cost savings are expected to be realized primarily through: reductions in staff; elimination, consolidation and/or divestiture of certain branches; and the consolidation of certain offices, data processing and other redundant back office operations and staff functions. Fleet expects to take a one-time restructuring charge aggregating approximately $650 million (post-tax) to cover exit costs relating to the merger. In addition, approximately $60 million (post-tax) in other expenses related to the merger will be recognized in future periods as they are incurred. The merger is expected to be completed in the fourth quarter of 1999 and is subject to certain conditions, including the approval of federal and state bank regulators and the shareholders of both companies.

     On February 1, 1999, the Corporation acquired Sanwa Business Credit ("Sanwa"), a leasing and asset-based lending company, from Sanwa Bank, Ltd. The Sanwa acquisition provided approximately $6 billion of assets as well as approximately $1 billion of securitized loans. This acquisition was accounted for under the purchase method of accounting.

     On February 20, 1998, the Corporation acquired the consumer credit card operations of Advanta Corporation ("Advanta"). The Advanta acquisition provided approximately $11.5 billion of managed credit card receivables. This acquisition was accounted for under the purchase method of accounting.

     On February 1, 1998, the Corporation acquired The Quick & Reilly Group, Inc. ("Quick & Reilly"), a national discount brokerage firm. The transaction was accounted for as a pooling-of-interests. Under the terms of the Quick & Reilly merger, approximately 44 million Fleet common shares were exchanged for all of the outstanding Quick & Reilly common shares at an exchange ratio of .289 shares of Fleet for each share of Quick & Reilly.

     On December 10, 1997, Fleet consummated its acquisition of Columbia Management Company ("Columbia"), a Portland, Oregon-based asset management company with approximately $21 billion of assets under management. Fleet accounted for this acquisition under the purchase method of accounting.

     On May 1, 1996, the Corporation acquired from National Westminster Plc substantially all of the net assets of certain subsidiaries of NatWest Bancorp ("NatWest"). The former NatWest Bank was merged into FBNA. The acquisition of NatWest contributed approximately $13 billion and $18 billion of loans and deposits, respectively, and approximately 300 branches in New York and New Jersey. The transaction was accounted for using the purchase method of accounting.

     On November 30, 1995, the merger of Fleet and Shawmut National Corporation ("Shawmut") was completed and was accounted for as a pooling-of-interests. Fleet exchanged approximately 210 million common shares for all the outstanding shares of Shawmut at an exchange ratio of .4461 shares of Fleet for each share of Shawmut.

     The Corporation is managed along the following business lines, as more particularly described in "Management's Discussion and Analysis" (pages 26-29) and "Notes to Consolidated Financial Statements" (pages 54-55): Commercial Financial Services, Retail Banking, National Financial Services, Fleet Investment Group, and Treasury.

     Commercial Financial Services provides a full range of credit and banking services to corporate, middle-market, real estate, government and leasing customers. Fleet enjoys a strong presence in the Northeast and also has several specialty businesses of national scope which serve to diversify and complement its client base.

     Retail Banking includes consumer banking and Fleet's commercial small business group. Retail Banking offers customers products and services to conveniently access, move, and manage their money and delivers these services through its network of nearly 1,200 branches. Fleet's business and entrepreneurial services group provides a full range of financial services targeted at businesses with annual sales of up to $10 million. Fleet is the leading small-business lender in New England and ranks among the ten largest in the country.

     National Financial Services includes mortgage banking, credit card services, venture capital and student loan processing (AFSA). Fleet's mortgage banking business originates, sells and services first and second-mortgage products spanning all customer segments. Fleet Mortgage Group originated approximately $36 billion of loans in 1998. This business services a mortgage portfolio of $119 billion and 1.4 million loans. Fleet Credit Card Services provides a servicing function for approximately $14.5 billion of managed credit card loans. Through acquisitions and internal growth, Fleet Credit Card Services has become the eighth largest issuer of credit cards. Fleet Private Equity provides management teams with the private equity capital necessary to acquire, recapitalize or grow private and public companies. Student loan processing, through the AFSA subsidiary, services 6.5 million accounts nationwide and is the largest student loan servicer in the nation with $48.7 billion of student loans serviced.

     Fleet Investment Group is comprised of several businesses, all targeting customers' growing need for investment products and services. These businesses include Quick & Reilly which offers brokerage, market-making, and securities clearing services, the private clients group which offers specialized asset management, estate settlement and deposit and credit products to high-net-worth customers, Columbia which sells proprietary mutual funds and manages personal and institutional business lines in the Pacific Northwest, retail investments which markets Galaxy (Fleet's proprietary mutual fund family) and third party mutual funds and annuity products, and several other businesses which offer retirement plan services, large institutional asset management and not-for-profit investment services.

     Treasury is responsible for managing the Corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs.

     The preparation of the Corporation's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. A significant estimate in the Corporation's accounting process pertains to the reserve for credit losses. The methodology for determining the adequacy of the reserve for credit losses consists of various key elements, including risk rating migration, delinquency, and loss trends by each portfolio segment.

     The Corporation's loan portfolio consists primarily of commercial, consumer, and commercial real estate loans, as well as leases. The reserve levels for consumer and small business lending is based on credit quality analytical reviews of homogeneous pools of loans. Reserve levels for the commercial portfolio, which includes commercial real estate loans and leases, are established based on loan by loan reviews and evaluations of current actual losses and risk ratings of the individual loans. Self correcting mechanisms for consumer and small business loans consist of comparing actual portfolio losses to estimated results. The commercial portfolio self correcting mechanism consists of a comparison of actual charge-offs to previous specific allocated loan loss levels. Subsequent adjustments are made, as necessary, based on these processes. The reserve methodology has been consistently applied.

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

SUPERVISION AND REGULATION

     Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a bank holding company, Fleet is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Fleet-Maine and Fleet-NH, as state-chartered member banks, are subject to regulation by the Federal Reserve Board and bank regulators in their respective states. FBNA and FNB are national banks subject to regulation and supervision by the Office of the Comptroller of the Currency (the "OCC"). Fleet-FSB is a federal savings association subject to regulation and supervision by the Office of Thrift Supervision (the "OTS"). Each subsidiary bank's deposits are insured by the FDIC and each bank subsidiary is a member of the Federal Reserve System. Fleet is also subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the "Exchange Act").

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. The FDICIA provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon the particular institution's level of capital. The FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized". A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. As of December 31, 1998, all of Fleet's subsidiary banking institutions met the requirements of a "well-capitalized" institution.

     The FDICIA, as amended, directs each federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings and stock valuation. Final interagency regulations to implement these new safety and soundness standards were adopted by the federal banking agencies. As of October 1, 1996, standards for asset quality and earnings have been incorporated into the Interagency Guidelines Establishing Standards for Safety and Soundness. The three standards for Safety and Soundness established by the guidelines are (1) operational and managerial; (2) compensation; and (3) asset quality, earnings and stock valuation.

     The FDICIA also contains a variety of other provisions that may affect Fleet's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirements that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

     Under the Federal Reserve Board's capital guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of cumulative and noncumulative perpetual preferred stock, less deductible intangibles ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 capital"). In addition, the Federal Reserve Board requires a leverage ratio (Tier 1 capital to average quarterly assets, net of goodwill) of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 4% for all other holding companies. Fleet's banking subsidiaries are subject to similar capital requirements except that preferred stock must be noncumulative to qualify as Tier 1 capital. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 1998, Fleet's capital ratios exceeded all minimum regulatory capital requirements.

     The federal banking agencies continue to consider capital requirements applicable to banking organizations. Effective January 1, 1998, national banks with significant exposure to market risk must maintain adequate capital to support that exposure. As of December 31, 1998, the Corporation did not have significant exposure to market risk. The OCC may apply this provision to any national bank if the OCC deems it appropriate for safe and sound practices.

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

     In addition, there are regulatory limitations on the payment of dividends directly or indirectly to Fleet from its banking subsidiaries. Federal and state regulatory agencies also have the authority to limit further Fleet's banking subsidiaries' payment of dividends based on other factors, such as the maintenance of adequate capital for such subsidiary bank.

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

     See "Note 19. Commitments, Contingencies and Other Disclosures" (page 62) and "Note 20. Regulatory Matters" (page 63) of the Notes to Consolidated Financial Statements and the "Liquidity Risk" (page 37) and "Capital" (pages 37-38) sections of Management's Discussion and Analysis in the 1998 Annual Report to Shareholders (each of which are incorporated by reference herein) for information concerning restrictions on the banking subsidiaries' ability to pay dividends and other regulatory matters and legal proceedings.

STATISTICAL INFORMATION BY BANK HOLDING COMPANIES

         The following information from the following portions of the 1998 Annual Report to Shareholders is incorporated by reference herein:

         "Rate/Volume Analysis" table (page 65) for changes in the taxable-equivalent interest income and expense for each major category of interest-earning assets and interest-bearing liabilities.

         "Consolidated Average Balances/Interest Earned-Paid/Rates 1994-1998" table (pages 66-67) for average balance sheet amounts, related taxable-equivalent interest earned or paid, and related average yields and rates paid.

         "Note 3. Securities" of the Notes to Consolidated Financial Statements (pages 48-49) for information regarding book values, market values, maturities, and weighted average yields of securities (by category).

         "Note 4. Loans" of the Notes to the Consolidated Financial Statements (pages 49-50) for distribution of loans of the Registrant.

         "Loan Maturity" table and "Interest Sensitivity of Loans Over One Year" table (page 67) for maturities and sensitivities of loans to changes in interest rates.

         "Note 6. Nonperforming Assets" (page 50) and "Note 1. Summary of Significant Accounting Policies - Loans" (page 46) of the Notes to Consolidated Financial Statements for information on nonaccrual, past due, and restructured loans and the Registrant's policy for placing loans on nonaccrual status.

         "Loans" section of Management's Discussion and Analysis (pages 29-31) for information regarding loan concentrations of the Registrant.

         "Reserve for Credit Losses" section of Management's Discussion and Analysis (pages 31-32) for the analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the allowance charged to operating expense.

         "Consolidated Average Balances/Interest Earned-Paid/Rates 1994-1998" table (pages 66-67) and the "Funding Sources" section of Management's Discussion and Analysis (pages 32-33) for deposit information.

         "Selected Financial Highlights - Operating Basis" and "Summary of Earnings" (page 1) for return on assets, return on equity, common dividend payout ratio, and average equity to asset ratio.

         "Note 9. Short-Term Borrowings" of the Notes to Consolidated Financial Statements (page 51) for information on short-term borrowings of the Registrant.

ITEM 2. PROPERTIES

     The Registrant maintains its corporate headquarters at One Federal Street, Boston, Massachusetts. The Registrant or its subsidiaries also maintain principal offices at 100 and 111 Westminster Street, Providence, Rhode Island, 777 Main Street, Hartford, Connecticut, and 75 State Street, Boston, Massachusetts. In addition, the Registrant or its subsidiaries maintain operation centers located in: Kingston, Melville, Utica, Albany, West Seneca and Menands, New York; Malden, Massachusetts; Moosic and Horsham, Pennsylvania; Milwaukee, Wisconsin; Providence and Lincoln, Rhode Island; and Hartford, Connecticut.

      As of December 31, 1998, the Registrant's subsidiaries also operated approximately 1,503 offices, of which approximately 671 are owned and 832 are leased from others.

ITEM 3. LEGAL PROCEEDINGS

     Information regarding legal proceedings of the Registrant is incorporated by reference herein from "Note 19. Commitments, Contingencies and Other Disclosures" (page 62) of the Registrant's 1998 Annual Report to Shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     For information regarding Fleet's common stock listed on the New York Stock Exchange, high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on Fleet's common stock, see the "Common Stock Price and Dividend Information" table (page 66) of the Registrant's 1998 Annual Report to Shareholders, which is incorporated by reference herein. At December 31, 1998, Fleet had approximately 53,000 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The information set forth in "Selected Financial Highlights - Operating Basis" and "Summary of Earnings" (page 1) of the Registrant's 1998 Annual Report to Shareholders is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth in "Management's Discussion and Analysis" (pages 21-39) of the Registrant's 1998 Annual Report to Shareholders is incorporated by reference herein.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth in the "Asset-Liability Management" section of Management's Discussion and Analysis (pages 33-37) of the Registrant's 1998 Annual Report to Shareholders is incorporated by reference herein.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K (including the information incorporated by reference herein) contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, either nationally or in the states in which the Corporation conducts its business; interest rate fluctuations; competitive product and pricing pressures within the Corporation's market; equity and bond market fluctuations; personal and corporate customers' bankruptcies; inflation; lower than expected savings associated with acquisitions and integrations of acquired businesses; risks relating to Year 2000 issues (particularly with respect to compliance by third parties on which the Corporation relies); adverse legislation or regulatory changes affecting the businesses in which Fleet is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission.

     Fleet regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates. As a general rule, Fleet publicly announces such acquisitions only after a definitive agreement has been reached.

     The Corporation has limited international lending exposure. Less than 1% of the outstanding loans were in the Asian/Latin American/Emerging Market sectors. Fleet's exposure to these markets as of December 31, 1998 was approximately $485 million and related primarily to trade related financings with maturities generally less than 90 days.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information set forth in the Registrant's 1998 Annual Report to Shareholders is incorporated by reference herein:

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction G of Form 10-K and Item 402 of Regulation S-K, the information set forth under the captions "Election of Directors" (pages 3-10), "Certain Information Regarding the Board of Directors - Meetings and Committees" (pages 10-11), "Compensation of Executive Officers - Severance Agreements and Employment Contracts" (page 22), and "Other Information Relating to Directors, Nominees and Executive Officers" (pages 23-24) in the Registrant's Proxy Statement with respect to the name of each nominee or director, his or her age, his or her positions and offices with the Registrant, his or her service on the Registrant's Board, any arrangement or understanding pursuant to which he or she has or is to be selected as a director or nominee, his or her business experience, his or her directorships held in other public companies, certain family relationships and involvement in certain legal proceedings is incorporated by reference herein.

     The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 1, 1999 are set forth below. The term of office of each executive officer extends until the annual meeting of the Board of Directors, and until a successor is chosen and qualified or until they shall have resigned, retired, or have been removed.

                                                                                          AGE AS OF
NAME                          POSITIONS WITH THE CORPORATION                            MARCH 1, 1999
----                          ------------------------------                            -------------
Terrence Murray............   Chairman and Chief Executive Officer                           59
Robert J. Higgins..........   President and Chief Operating Officer                          53
H. Jay Sarles..............   Vice Chairman and Chief Administrative Officer                 53
David L. Eyles.............   Vice Chairman and Chief Credit Policy Officer                  59
Eugene M. McQuade..........   Vice Chairman and Chief Financial Officer                      50
Gunnar S. Overstrom, Jr....   Vice Chairman                                                  56
Michael R. Zucchini........   Vice Chairman and Chief Technology Officer                     52
William C. Mutterperl......   Executive Vice President, Secretary and General Counsel        52
M. Anne Szostak............   Executive Vice President                                       48
Anne M. Finucane...........   Senior Vice President                                          46
Robert B. Hedges, Jr.......   Senior Vice President                                          40
Douglas L. Jacobs..........   Senior Vice President and Treasurer                            51
Brian T. Moynihan..........   Senior Vice President, Corporate Strategy and Development      39
Robert C. Lamb, Jr.........   Controller and Chief Accounting Officer                        43

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

     Gunnar S. Overstrom, Jr. is a Vice Chairman of the Corporation responsible for investment services. Prior to the merger of Shawmut with Fleet in 1995, Mr. Overstrom, who joined Shawmut in 1975, served in various capacities at Shawmut, including Chairman, Chief Executive Officer and Director of its banking subsidiaries, as well as President and Chief Operating Officer of Shawmut Corporation from 1988 to 1995.

     Michael R. Zucchini is responsible for Fleet Information Technology (including the Year 2000 initiative), Quality Management and Re-engineering and AFSA Data Corporation. Mr. Zucchini joined the Corporation in 1987 as Executive Vice President and Chief Information Officer responsible for all data processing activities of the Corporation and its subsidiaries. Since 1974, Mr. Zucchini had served in various capacities for General RE Corp., Stamford, Connecticut. In 1993, Mr. Zucchini was named a Vice Chairman of the Corporation. In 1997, Mr. Zucchini was named Chief Technology Officer.

     William C. Mutterperl joined Fleet National Bank in 1977. In June 1985, Mr. Mutterperl was named Vice President, Secretary and General Counsel of the Corporation. In 1989, Mr. Mutterperl was named a Senior Vice President of the Corporation. In 1998, Mr. Mutterperl was named an Executive Vice President of the Corporation.

     M. Anne Szostak joined Fleet National Bank in 1973. In 1988, she was named Vice President of Human Resources for the Corporation. In 1991, she was named Chairman, President and Chief Executive Officer of Fleet-Maine. In 1994, Ms. Szostak was named Senior Vice President, Human Resources, of the Corporation. In 1998, Ms. Szostak was named an Executive Vice President of the Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

     Pursuant to Instruction G of Form 10-K and Item 402 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Compensation of Directors" (page
11), "Compensation of Executive Officers" (pages 18-22) and "Compensation Committee Interlocks and Insider Participation" (page 24). Such incorporation by reference shall not be deemed to specifically incorporate by reference the information required by Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to Instruction G of Form 10-K and Item 403 of Regulation S-K, information set forth in the following sections of the Corporation's Proxy Statement is incorporated by reference herein: "Security Ownership of Certain Beneficial Owners" (page 2) and "Security Ownership of Directors and Executive Officers" (pages 12-13).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to Instruction G of Form 10-K and Item 404 of Regulation S-K, information set forth under "Indebtedness and Other Transactions" (pages 23-24) in the Corporation's Proxy Statement is incorporated by reference herein.

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

(a)(3).  See the exhibits listed below.

(b) Five Current Reports on Form 8-K were filed from October 1, 1998 to the date of this Report:

           - Current Report on Form 8-K dated October 21, 1998 announcing third quarter earnings and a 10% increase in the quarterly common stock dividend to $.27 per common share.

           - Current Report on Form 8-K dated November 20, 1998 announcing that the Corporation has entered into a stock purchase agreement with Sanwa Bank, Ltd. to purchase all of the outstanding capital stock of Sanwa Business Credit.

           - Current Report on Form 8-K dated December 18, 1998 reporting the sale of $250 million Floating Rate Capital Securities.

           - Current Report on Form 8-K dated January 20, 1999 announcing fourth quarter and fiscal 1998 earnings.

           - Current Report on Form 8-K dated March 14, 1999 announcing that Fleet and BankBoston Corporation have entered into an Agreement and Plan of Merger. The Merger Agreement provides for the merger of BankBoston with and into Fleet.

(c)      EXHIBIT INDEX

  EXHIBIT
  NUMBER
  ------
   2(a)    Agreement and Plan of Merger dated December 19, 1995 between the Registrant and National Westminster
           Bank Plc ("NatWest")                                                                                        (1)
   2(b)    First Amendment to Agreement and Plan of Merger dated May 1, 1996 between the Registrant and NatWest        (2)
   3(a)    Restated Articles of Incorporation of the Registrant                                                        (3)
   3(b)    Certificate of Designations establishing the Registrant's Series V 7.25% Perpetual Preferred Stock          (4)
   3(c)    Certificate of Designations establishing the Registrant's Series VI 6.75% Perpetual Preferred Stock         (5)
   3(d)    Certificate of Designations establishing the Registrant's Series VII Fixed/Adjustable Rate Cumulative
           Preferred Stock                                                                                             (6)
   3(e)    Certificate of Designations establishing the Registrant's Series VIII Fixed/Adjustable Rate Noncumulative
           Preferred Stock                                                                                             (7)
   3(f)    By Laws of the Registrant, as amended                                                                       (8)
   4(a)    Rights Agreement dated November 21, 1990 as amended by First Amendment to Rights Agreement dated March
           28, 1991, a Second Amendment to Rights Agreement dated July 12, 1991, and a Third Amendment to Rights
           Agreement dated February 20, 1995                                                                           (9)
   4(b)    Instruments defining the rights of security holders, including indentures                                  (10)
   4(c)    Form of Rights Certificate for stock purchase rights issued to Whitehall Associates, L.P., and KKR
           Partners II, L.P.                                                                                          (11)
  10(a)*   Form of Change in Control Agreement together with Schedule of Persons who have entered into such
           contracts                                                                                                  (12)
  10(b)*   Form of Change in Control Agreement with Gunnar S. Overstrom, Jr.                                          (13)
  10(c)    Stock Purchase Agreement dated July 12, 1991 among Registrant and Whitehall Associates, L.P., and KKR
           Partners II, L.P.                                                                                          (14)
  10(d)    Exchange Agreement dated December 31, 1995 among Registrant and Whitehall Associates, L.P., and KKR
           Partners II, L.P.                                                                                          (15)
  10(e)*   Supplemental Compensation Plan for former Norstar directors                                                (16)
  10(f)*   Fleet Financial Group Directors Retirement Plan                                                            (17)
  10(g)*   Supplemental Executive Retirement Plan                                                                     (18)
  10(h)*   1994 Performance-Based Bonus Plan for the Named Executive Officers                                         (19)
  10(i)*   Amended and Restated 1992 Stock Option and Restricted Stock Plan                                           (20)
  10(j)*   Employment Agreement dated as of February 20, 1995 between Registrant and Joel B. Alvord                   (21)
  10(k)*   Employment Agreement dated as of February 20, 1995 between Registrant and Gunnar S. Overstrom, Jr.         (22)
  10(l)*   Shawmut National Corporation Stock Option and Restricted Stock Award Plan (assumed by Registrant on
           November 30, 1995)                                                                                         (23)
  10(m)*   Shawmut National Corporation Secondary Stock Option and Restricted Stock Award Plan (assumed by
           Registrant on November 30, 1995)                                                                           (24)
  10(n)*   Shawmut National Corporation 1989 Nonemployees Directors' Restricted Stock Plan (assumed by Registrant
           on November 30, 1995)                                                                                      (25)
  10(o)*   1995 Restricted Stock Plan                                                                                 (26)
  10(p)*   Executive Deferred Compensation Plan No. 1                                                                 (27)
  10(q)*   Executive Deferred Compensation Plan No. 2                                                                 (28)
  10(r)*   Executive Supplemental Plan                                                                                (29)
  10(s)*   Retirement Income Assurance Plan                                                                           (30)
  10(t)*   Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2                                  (31)
  10(u)*   Trust Agreement for the Executive Supplemental Plan                                                        (32)
  10(v)*   Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement Plan    (33)
  10(w)*   Employment Agreement dated September 16, 1997 between Thomas C. Quick and The Quick & Reilly
           Group, Inc. (assumed by a subsidiary of the Registrant on February 1, 1998)                                (34)
  10(x)*   Letter Agreement dated April 16, 1997 between Registrant and Gunnar S. Overstrom, Jr. amending
           Employment Agreement and Change of Control Agreement, each dated February 20, 1995                         (35)
  10(y)*   Amendment One to Supplemental Executive Retirement Plan                                                    (36)
  10(z)*   Stock Unit Contract dated December 17, 1997 between Registrant and Terrence Murray                         (37)
  10(aa)*  Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan, as amended by Amendment
           No. 1 to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan and Amendment No. 2
           to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan                                (38)
  10(bb)*  Directors Deferred Compensation and Stock Unit Plan

  12      Statement re: computation of ratios
  13      1998 Annual Report to Shareholders
  21      Subsidiaries of the Registrant
  23      Independent Auditors' Consent
  27      1998 Financial Data Schedule
  27(a)   1997 Restated Financial Data Schedule
  27(b)   1996 Restated Financial Data Schedule

----------
*Management contract, or compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated December 19, 1995.

(2) Incorporated by reference to Exhibit 2 of Registrant's Form 8-K Current Report dated May 1, 1996.

(3) Incorporated by reference to Exhibit 3 of Registrant's Form 10-Q/A for the quarter ended September 30, 1998.

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

(11) Incorporated by reference to Exhibit 4(c) of Registrant's Form 8-K Current Report dated July 12, 1991.

(12) Incorporated by reference to Exhibit 10(a) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997.

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

(16) Incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(17) Incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993.

(18) Incorporated by reference to Exhibit 10(d) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(19) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(20) Incorporated by reference to Exhibit 10(i) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996.

(21) Incorporated by reference to Exhibit 10(j) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(22) Incorporated by reference to Exhibit 10(k) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(23) Incorporated by reference to Exhibit 10.1 of Shawmut's Form 10-K Annual Report for the fiscal year ended December 31, 1994.

(24) Incorporated by reference to Exhibit 10(m) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(25) Incorporated by reference to Shawmut's 1989 Proxy Statement dated March 13, 1989.

(26) Incorporated by reference to Exhibit 10(o) of Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

(27) Incorporated by reference to Exhibit 10(a) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(28) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(29) Incorporated by reference to Exhibit 10(c) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(30) Incorporated by reference to Exhibit 10(e) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(31) Incorporated by reference to Exhibit 10(f) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(32) Incorporated by reference to Exhibit 10(g) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(33) Incorporated by reference to Exhibit 10(h) of Registrant's Form 10-Q for the quarter ended June 30, 1996.

(34) Incorporated by reference to Exhibit 10(w) of Registrant's Form 10-K Annual Report for fiscal year ended December 31, 1997.

(35) Incorporated by reference to Exhibit 10(b) of Registrant's Form 10-Q for the quarter ended June 30, 1997.

(36) Incorporated by reference to Exhibit 10(c) of Registrant's Form 10-Q for the quarter ended June 30, 1997.

(37) Incorporated by reference to Exhibit 10(z) of Registrant's Form 10-K Annual Report for fiscal year ended December 31, 1997.

(38) Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of Registrant's Registration Statement on Form S-8 (File No. 333-42247).

(d) Financial Statement Schedules - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FLEET FINANCIAL GROUP, INC.
                                  (Registrant)

        /s/ Eugene M. McQuade                  /s/ Robert C. Lamb, Jr.
   ----------------------------------    --------------------------------------
          EUGENE M. MCQUADE                      ROBERT C. LAMB, JR.
          VICE CHAIRMAN AND                        CONTROLLER AND
       CHIEF FINANCIAL OFFICER                CHIEF ACCOUNTING OFFICER
        DATED MARCH 26, 1999                    DATED MARCH 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

          /s/ Terrence Murray                   /s/ Raymond C. Kennedy
   -----------------------------------   --------------------------------------
       TERRENCE MURRAY, CHAIRMAN,            RAYMOND C. KENNEDY, DIRECTOR
  CHIEF EXECUTIVE OFFICER AND DIRECTOR

            /s/ Joel B. Alvord                   /s/ Robert J. Matura
   -----------------------------------   --------------------------------------
         JOEL B. ALVORD, DIRECTOR             ROBERT J. MATURA, DIRECTOR

          /s/ William Barnet, III                 /s/ Arthur C. Milot
   -----------------------------------   --------------------------------------
       WILLIAM BARNET, III, DIRECTOR           ARTHUR C. MILOT, DIRECTOR

           /s/ Bradford R. Boss               /s/ Thomas D. O'Connor, Sr.
   -----------------------------------   --------------------------------------
        BRADFORD R. BOSS, DIRECTOR         THOMAS D. O'CONNOR, SR., DIRECTOR

           /s/ Stillman B. Brown                /s/ Michael B. Picotte
   -----------------------------------   --------------------------------------
        STILLMAN B. BROWN, DIRECTOR          MICHAEL B. PICOTTE, DIRECTOR

        /s/ Paul J. Choquette, Jr.                /s/ Thomas C. Quick
   -----------------------------------   --------------------------------------
     PAUL J. CHOQUETTE, JR., DIRECTOR          THOMAS C. QUICK, DIRECTOR

             /s/ Kim B. Clark                      /s/ Lois D. Rice
   -----------------------------------   --------------------------------------
          KIM B. CLARK, DIRECTOR                LOIS D. RICE, DIRECTOR

            /s/ John T. Collins                   /s/ John R. Riedman
   -----------------------------------   --------------------------------------
         JOHN T. COLLINS, DIRECTOR             JOHN R. RIEDMAN, DIRECTOR

           /s/ James F. Hardymon                  /s/ Thomas M. Ryan
   -----------------------------------   --------------------------------------
        JAMES F. HARDYMON, DIRECTOR            THOMAS M. RYAN, DIRECTOR

            /s/ Marian L. Heard                   /s/ Samuel O. Thier
   -----------------------------------   --------------------------------------
         MARIAN L. HEARD, DIRECTOR          SAMUEL O. THIER, M.D., DIRECTOR

           /s/ Robert M. Kavner                  /s/ Paul R. Tregurtha
   -----------------------------------   --------------------------------------
        ROBERT M. KAVNER, DIRECTOR            PAUL R. TREGURTHA, DIRECTOR