Form 10-Q
period 1999-03-31
FLEET FINANCIAL GROUP INC
filed 1999-05-14
CIK 50341

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 1999

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

                             YES |X|     NO |_|

The number of shares of common stock of the Registrant outstanding as of April 30, 1999 was 570,409,907.

================================================================================

                           FLEET FINANCIAL GROUP, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1999
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
                                                                            ----

PART I. ITEM 1. FINANCIAL INFORMATION
  Consolidated Statements of Income
    Three Months Ended March 31, 1999 and 1998                               3

  Consolidated Balance Sheets
    March 31, 1999 and December 31, 1998                                     4

  Consolidated Statements of Changes in Stockholders' Equity
    Three Months Ended March 31, 1999 and 1998                               5

  Consolidated Statements of Cash Flows
    Three Months Ended March 31, 1999 and 1998                               6

  Condensed Notes to Consolidated Financial Statements                       7

PART I. ITEM 2.
  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    8

PART II.  OTHER INFORMATION                                                  21

SIGNATURES                                                                   23

EXHIBITS                                                                     24

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

--------------------------------------------------------------------------------
For the three months ended March 31
Dollars in millions, except per share amounts               1999            1998
--------------------------------------------------------------------------------
Interest and fees on loans                              $  1,559         $ 1,378
Interest on securities                                       173             162
Other                                                         46              54
--------------------------------------------------------------------------------
      Total interest income                                1,778           1,594
--------------------------------------------------------------------------------
Interest expense:
   Deposits                                                  424             438
   Short-term borrowings                                      80              84
   Long-term debt                                            201              89
   Other                                                      39              54
--------------------------------------------------------------------------------
      Total interest expense                                 744             665
--------------------------------------------------------------------------------
Net interest income                                        1,034             929
--------------------------------------------------------------------------------
Provision for credit losses                                  149              92
--------------------------------------------------------------------------------
Net interest income after provision
   for credit losses                                         885             837
--------------------------------------------------------------------------------
Noninterest income:
   Investment services revenue                               248             201
   Banking fees and commissions                              193             176
   Processing-related revenue                                153              59
   Capital markets revenue                                   149             138
   Credit card revenue                                       141              56
   Other                                                      75              65
--------------------------------------------------------------------------------
      Total noninterest income                               959             695
--------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                        542             445
   Equipment                                                  86              80
   Occupancy                                                  76              74
   Intangible asset amortization                              71              51
   Legal and other professional                               43              31
   Merger-related charges                                     --              73
   Other                                                     307             243
--------------------------------------------------------------------------------
      Total noninterest expense                            1,125             997
--------------------------------------------------------------------------------
Income before income taxes                                   719             535
Applicable income taxes                                      281             212
--------------------------------------------------------------------------------
Net income                                              $    438         $   323
--------------------------------------------------------------------------------

Net income applicable to common shares                  $    422         $   311
Basic earnings per share                                     .74             .55
Diluted earnings per share                                   .72             .53
Dividends declared                                           .27            .245
Diluted weighted average common shares
   outstanding                                       588,572,426     587,183,562
--------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

--------------------------------------------------------------------------------
                                                       March 31,   December 31,
Dollars in millions, except share amounts                   1999           1998
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                              $   4,862      $   5,738
Securities (market value:
  $10,972 and $10,797)                                    10,968         10,792
Loans                                                     73,683         69,396
Reserve for credit losses                                 (1,724)        (1,552)
--------------------------------------------------------------------------------
Net loans                                                 71,959         67,844
--------------------------------------------------------------------------------
Due from brokers/dealers                                   2,726          3,600
Mortgages held for resale                                  2,155          3,960
Premises and equipment                                     1,233          1,229
Mortgage servicing rights                                  2,098          1,405
Intangible assets                                          3,423          3,117
Other assets                                               6,742          6,697
--------------------------------------------------------------------------------
Total assets                                           $ 106,166      $ 104,382
--------------------------------------------------------------------------------
Liabilities
Deposits:
  Demand                                               $  11,150      $  13,400
  Regular savings, NOW, money market                      34,898         34,696
  Time                                                    21,585         21,582
--------------------------------------------------------------------------------
         Total deposits                                   67,633         69,678
--------------------------------------------------------------------------------
Federal funds purchased and securities
  sold under agreements to repurchase                      3,027          4,456
Other short-term borrowings                                2,844          4,856
Due to brokers/dealers                                     3,823          3,975
Long-term debt                                            15,586          8,820
Accrued expenses and other liabilities                     3,641          3,188
--------------------------------------------------------------------------------
         Total liabilities                                96,554         94,973
--------------------------------------------------------------------------------
Stockholders' equity
Preferred stock                                              691            691
Common stock (571,168,358 shares
  issued in 1999 and 1998)                                     6              6
Common surplus                                             3,291          3,284
Retained earnings                                          5,602          5,337
Accumulated other comprehensive income                        58            128
Treasury stock, at cost (2,435,203 shares in
  1999 and 1,593,005 shares in 1998)                         (36)           (37)
--------------------------------------------------------------------------------
         Total stockholders' equity                        9,612          9,409
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $ 106,166      $ 104,382
--------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                  Common                           Other
                                                                 Stock at                          Compre-
Three months ended March 31                          Preferred     $.01     Common    Retained     hensive     Treasury
Dollars in millions, except share amounts              Stock        Par     Surplus   Earnings     Income       Stock     Total
---------------------------------------------------------------------------------------------------------------------------------
1998
Balance at December 31, 1997                          $  691        $ 3     $3,329     $4,437       $  97       $ (105)   $8,452
Net income                                                                                323                                323
Other comprehensive income, net of tax:
   Adjustment to unrealized gain on securities
       available for sale                                                                             (21)                   (21)
                                                                                                                        --------
Comprehensive income                                                                                                         302

Cash dividends declared on common stock
   ($.245 per share)                                                                     (139)                              (139)
Cash dividends declared on preferred stock                                                (13)                               (13)
Common stock issued in connection with
    employee benefit and stock option plans                                    (14)        (2)                      34        18
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                             $  691        $ 3     $3,315     $4,606       $  76        $ (71)   $8,620
---------------------------------------------------------------------------------------------------------------------------------

1999
Balance at December 31, 1998                          $  691        $ 6     $3,284     $5,337       $ 128        $ (37)   $9,409
Net income                                                                                438                                438
Other comprehensive income, net of tax:
   Adjustment to unrealized gain on securities
       available for sale                                                                             (70)                   (70)
                                                                                                                        --------
Comprehensive income                                                                                                         368

Cash dividends declared on common stock
   ($.27 per share)                                                                      (154)                              (154)
Cash dividends declared on preferred stock                                                (13)                               (13)
Common stock issued in connection with
    employee benefit and stock option plans                                      6         (5)                      28        29
Treasury stock purchased                                                                                           (24)      (24)
Other, net                                                                       1         (1)                      (3)       (3)
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                             $  691        $ 6     $3,291     $5,602       $  58        $ (36)   $9,612
---------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                           1999         1998
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                $    438     $    323
Adjustments for noncash items:
   Depreciation and amortization of
      premises and equipment                                    66           54
   Amortization and impairment of mortgage
      servicing rights                                          82          153
   Amortization of other intangible assets                      71           50
   Provision for credit losses                                 149           92
   Deferred income tax expense/(benefit)                       104          (46)
   Securities gains                                             --          (51)
   Merger-related charges                                       --           73
Originations and purchases of mortgages
   held for resale                                         (10,383)      (5,172)
Proceeds from sales of mortgages held for resale            12,188        4,281
Decrease/(increase) in due from brokers/dealers                874          (57)
Decrease/(increase) in accrued receivables, net                 59         (195)
(Decrease)/increase in due to brokers/dealers                 (152)         117
(Decrease)/increase in accrued liabilities, net               (180)         523
Other, net                                                    (164)        (227)
--------------------------------------------------------------------------------
   Net cash flow provided by/(used in)
      operating activities                                   3,152          (82)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                  (1,463)      (2,980)
Proceeds from sales of securities
   available for sale                                          628          912
Proceeds from maturities of securities
   available for sale                                          567          208
Purchases of securities held to maturity                      (202)        (172)
Proceeds from maturities of securities
   held to maturity                                            186          150
Net cash and cash equivalents
   (paid for)/received from businesses acquired               (613)         380
Net decrease/(increase) in loans                             1,177         (846)
Purchases of premises and equipment                            (38)         (59)
Purchases of mortgage servicing rights                        (406)         (61)
--------------------------------------------------------------------------------
   Net cash flow used in investing activities                 (164)      (2,468)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net (decrease)/increase in deposits                         (2,045)       1,843
Net (decrease)/increase in short-term borrowings            (3,799)         218
Proceeds from issuance of long-term debt                     2,228          918
Repayments of long-term debt                                   (92)        (398)
Proceeds from the issuance of common stock                      29           18
Repurchase of common stock                                     (24)          --
Cash dividends paid                                           (161)        (130)
--------------------------------------------------------------------------------
   Net cash flow (used in)/provided by
     financing activities                                   (3,864)       2,469
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (876)         (81)
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning
   of the period                                             5,738        5,574
--------------------------------------------------------------------------------
Cash and cash equivalents at end
   of the period                                          $  4,862     $  5,493
--------------------------------------------------------------------------------
See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet or the corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the three months ended March 31, 1999 may not be indicative of operating results for the year ending December 31, 1999. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2.  ACQUISITIONS

      On February 1, 1999, the corporation acquired Sanwa Business Credit (Sanwa), a leasing and asset-based lending company from Sanwa Bank, Ltd. Sanwa offers a wide variety of asset-based lending, equipment leasing and vendor finance programs throughout the United States and has approximately $6 billion in assets. Goodwill of approximately $385 million was recorded and is being amortized on a straight-line basis over 25 years.

      On March 14, 1999, the corporation entered into a definitive agreement to merge with BankBoston Corporation (BankBoston). Under the terms of the agreement, BankBoston shareholders will receive 1.1844 shares of Fleet common stock for each share of BankBoston common stock.

      A merger and restructuring-related charge of approximately $650 million after-tax is anticipated to be recorded upon consummation of the merger or shortly thereafter. This charge includes transaction costs, exit costs including severance and facilities-related charges, and accelerated depreciation in excess of normal scheduled depreciation on duplicate systems and excess facilities that will be taken out of service. The corporation also expects to recognize a $60 million after-tax charge to earnings in subsequent periods, related to costs of integrating the two companies.

      In addition, Fleet and BankBoston anticipate that, in order to obtain regulatory approval for the merger, the companies will be required to divest approximately $13 billion of deposits, primarily in the Massachusetts, Connecticut and Rhode Island markets. The merger, subject to shareholder and regulatory approval, is anticipated to close in the fall of 1999. The transaction will be accounted for under the pooling-of-interests method of accounting.

NOTE 3. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                               1999     1998
--------------------------------------------------------------------------------
Supplemental disclosure for cash paid
   during the period for:
     Interest expense                                           $  688   $  594
     Income taxes, net of refunds                                  152       16
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Supplemental disclosure of noncash investing
   and financing activities:
     Transfer of loans to foreclosed property
       and repossessed equipment                                     2        3
     Adjustment to unrealized gain on
       securities available for sale                               (70)     (21)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Assets acquired and liabilities assumed in business
   combinations were as follows:
     Assets acquired, net of cash and cash
       equivalents received                                      6,074    2,845
     Net cash and cash equivalents
       (paid)/received                                            (613)     380
     Liabilities assumed                                         5,460    3,225
--------------------------------------------------------------------------------

NOTE 4.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information by operating segment. The corporation discloses interim segment reporting in the "Lines of Business" section of Management's Discussion and Analysis (pages 12-15) of this Form 10-Q.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions,
except per share amounts                                   1999            1998
--------------------------------------------------------------------------------
Earnings
Net income                                             $    438         $   323
Net interest income (FTE)(a)                              1,042             938
--------------------------------------------------------------------------------
Per Common Share
Basic earnings                                         $    .74         $   .55
Diluted earnings                                            .72             .53
Cash dividends declared                                     .27            .245
Book value                                                15.69           13.96
--------------------------------------------------------------------------------
Operating Ratios
Return on average assets                                   1.63%           1.43%
Return on common equity                                   19.28           16.00
Efficiency ratio                                           55.9            56.6
Equity to assets (period-end)                              9.05            8.82
--------------------------------------------------------------------------------
At March 31
Total assets                                           $106,166         $97,687
Stockholders' equity                                      9,612           8,620
Nonperforming assets(b)                                     280             373
--------------------------------------------------------------------------------
(a) The FTE adjustment included in net interest income was $8 million and $9 million, respectively, for the three months ended March 31, 1999 and 1998.
(b) Nonperforming assets classified as held for sale by accelerated disposition of $187 million and $176 million at March 31, 1999 and March 31, 1998, respectively, are not included in nonperforming assets and related ratios.

      Fleet reported net income of $438 million, or $.72 per diluted share, for the quarter ended March 31, 1999, compared to $323 million, or $.53 per diluted share, in the first quarter of 1998. Return on average assets (ROA) and return on common equity (ROE) were 1.63% and 19.28%, respectively, for the first quarter of 1999, compared to 1.43% and 16.00%, respectively, for the first quarter of 1998.

      The first quarter of 1998 included merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. Excluding the impact of these charges, the corporation's net income was $367 million, or $.60 per diluted share, while ROA and ROE were 1.62% and 18.27%, respectively. The increase in net income is largely due to strong growth in many of the corporation's businesses, particularly credit cards, brokerage and investment services, and mortgage banking, as well as earnings from the recent acquisitions of Sanwa and Merrill Lynch Specialists, Inc. (MLSI).

INCOME STATEMENT ANALYSIS

Net Interest Income
--------------------------------------------------------------------------------
Three months ended March 31
FTE Basis
Dollars in millions                                           1999          1998
--------------------------------------------------------------------------------
Interest income                                             $1,778        $1,594
Tax-equivalent adjustment                                        8             9
Interest expense                                               744           665
--------------------------------------------------------------------------------
Net interest income                                         $1,042        $  938
--------------------------------------------------------------------------------

      Net interest income on a fully taxable equivalent basis (FTE) totaled $1,042 million for the quarter ended March 31, 1999, compared to $938 million for the same period in 1998. The $104 million increase is primarily attributable to the inclusion of Sanwa for two months, the acquisition of $1.3 billion of credit card receivables from Household International, Inc. (Household) at the end of the fourth quarter of 1998, as well as stronger fee revenue as a result of higher credit card and commercial loan fees.

Net Interest Margin and Interest-Rate Spread
--------------------------------------------------------------------------------
Three months ended March 31                  1999                    1998
FTE Basis                            Average                  Average
Dollars in millions                  Balance     Rate         Balance      Rate
--------------------------------------------------------------------------------
Securities                          $ 10,565     6.53%       $ 10,051      6.56%
Loans                                 72,649     8.32          62,603      8.66
Mortgages held for sale                3,819     6.86           1,637      7.25
Due from brokers/dealers               3,404     4.41           3,749      5.13
Other                                  1,377     5.21           1,025      4.99
--------------------------------------------------------------------------------
Total interest-earning assets         91,814     7.86          79,065      8.15
--------------------------------------------------------------------------------
Deposits                              51,496     3.34          48,596      3.65
Short-term borrowings                  8,071     4.03           6,914      4.90
Due to brokers/dealers                 3,865     4.12           4,564      4.83
Long-term debt                        13,198     6.08           4,853      7.31
--------------------------------------------------------------------------------
Interest-bearing liabilities          76,630     3.92          64,927      4.14
--------------------------------------------------------------------------------
Interest-rate spread                             3.94                      4.01
Interest-free sources of funds        15,184                   14,138
--------------------------------------------------------------------------------
Total sources of funds              $ 91,814     3.27%       $ 79,065      3.40%
--------------------------------------------------------------------------------
Net interest margin                              4.59%                     4.75%
--------------------------------------------------------------------------------

      The corporation's net interest margin for the first quarter of 1999 was 4.59%. The 16 basis point decrease in net interest margin is primarily attributable to declining yields in the commercial loan portfolio, offset by declining rates paid on deposits.

      Average loans increased $10.0 billion to $72.7 billion for the first quarter of 1999, when compared with the first quarter of 1998. This growth resulted primarily from loan increases in the commercial, lease financing and credit card portfolios. Additionally, the first quarter of 1999 was positively impacted by the Sanwa acquisition which added $3 billion of average leases and $800 million of average asset-backed loans, as well as the purchase of credit card receivables from Household in late 1998.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Average mortgages held for resale increased $2.2 billion, or over 130%, while the yield has declined 39 basis points over the first quarter of 1998, due to the combination of increased loan production at Fleet Mortgage in a lower mortgage-rate environment.

      The $2.9 billion increase in average interest-bearing deposits compared to the first quarter of 1998 is primarily attributable to increased money market deposits. The increase was a result of the corporation's marketing efforts at attracting money market deposits as well as paying competitive rates.

      The $2.1 billion increase in average short-term borrowings is attributable to an increase in federal funds purchased and securities sold under agreements to repurchase and an increase in short-term bank notes as the corporation utilized these funding vehicles to fund loan growth.

      The $8.3 billion increase in average long-term debt was due primarily to net increases in senior and subordinated debt and capital securities issued during 1998 to fund acquisitions and overall asset growth. The 123 basis point decrease in the funding rate was due to additional debt issued by the corporation at lower floating rates.

Noninterest Income
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Investment services revenue                                        $248     $201
Banking fees and commissions                                        193      176
Processing-related revenue                                          153       59
Capital markets revenue                                             149      138
Credit card revenue                                                 141       56
Other noninterest income                                             75       65
--------------------------------------------------------------------------------
Total noninterest income                                           $959     $695
--------------------------------------------------------------------------------

      Noninterest income for the first quarter of 1999 increased $264 million to $959 million compared to $695 million for the same period of 1998, an increase of 38%. Increases were noted in all core revenue categories and reflects revenues achieved from the acquisitions of Sanwa, MLSI and the consumer credit card operations of Advanta, as well as strong growth and volume at Fleet Mortgage, AFSA Data Corporation (AFSA) and Quick & Reilly.

Investment Services Revenue
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Investment management revenue                                      $140     $125
Brokerage fees and commissions                                      108       76
--------------------------------------------------------------------------------
Total investment services revenue                                  $248     $201
--------------------------------------------------------------------------------

      Investment services revenue, which includes asset management revenues as well as brokerage fees and commissions, increased $47 million, or 23%, over the first quarter of 1998. Brokerage fees and commissions increased $32 million, or 42%, over the first quarter of 1998, driven by a strong equity market and trading volumes which benefited the brokerage and clearing units of Quick & Reilly. The major components of investment management revenue are as follows:

Investment Management Revenue
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Private clients group                                              $ 58     $ 54
Retail investments                                                   26       17
Columbia Management Company                                          24       23
Retirement plan services                                             18       16
Not-for-profit institutional services                                12       12
Other                                                                 2        3
--------------------------------------------------------------------------------
Total                                                              $140     $125
--------------------------------------------------------------------------------

      Investment management revenue increased 12% in the first quarter of 1999 to $140 million compared to $125 million in the first quarter of 1998. This improvement was largely driven by growth in overall assets under management as well as a 32% increase in the sales of mutual funds and annuities. Assets under management have grown 6% to $86 billion at March 31, 1999 from $81 billion at March 31, 1998. This increase reflects the corporation's continued focus on developing, acquiring and growing fee-based businesses.

      Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, increased $17 million, or 10%, to $193 million. The increase was due principally to the development of new product packaging and fee schedules, as well as targeted marketing efforts throughout 1998.

Processing-Related Revenue
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Mortgage banking revenue, net                                     $  91    $  18
Student loan servicing fees                                          34       28
Other                                                                28       13
--------------------------------------------------------------------------------
Total processing-related revenue                                   $153     $ 59
--------------------------------------------------------------------------------

      Processing-related revenue increased $94 million, or 159%, when compared to the first quarter of 1998 due primarily to increased mortgage banking revenue as a result of strong mortgage production. Student loan servicing fees increased $6 million, or 21%, at AFSA, the corporation's student loan servicing subsidiary. AFSA services 6.6 million accounts nationwide, an increase of 14% from accounts serviced as of March 31, 1998, and is the largest student loan servicer in the United States, with over $53 billion in loans serviced. Other processing-related revenue increased $15 million over the first quarter of 1998, due to strong tax and health care processing revenue.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgage Banking Revenue, Net
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999    1998
--------------------------------------------------------------------------------
Net loan servicing revenue                                         $120    $117
Mortgage production revenue                                          53      29
Gains on sales of mortgage servicing                                 --      25
Mortgage servicing rights amortization                              (82)    (78)
Impairment charge                                                    --     (75)
--------------------------------------------------------------------------------
Total mortgage banking revenue, net                                $ 91    $ 18
--------------------------------------------------------------------------------

      Net mortgage banking revenue was $91 million in the first quarter of 1999, an increase of $73 million as compared to the first quarter of 1998. The first quarter of 1998 included an impairment charge of $75 million taken as a result of increased refinancings in a lower mortgage-rate environment, partially offset by a $25 million gain on sales of mortgage servicing rights (MSRs). Excluding the $75 million impairment charge and $25 million MSR gain, net mortgage banking revenue increased $23 million, or 34%, compared to the first quarter of 1998.

      Loan servicing revenue represents fees received for servicing residential mortgage loans. The $3 million increase in loan servicing revenue is attributable to the corporation receiving a higher servicing spread on mortgage servicing acquired, as well as an increase in the size of the corporation's servicing portfolio.

      Mortgage production revenue increased $24 million to $53 million in the first quarter of 1999 as a result of strong loan production volume driven by a lower mortgage-rate environment as loan production volume reached $13.0 billion in the first quarter of 1999 as compared to $6.2 billion in the same period a year ago. This revenue includes income derived from the loan origination process and net gains on sales of mortgage loans.

Capital Markets Revenue
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Brokerage market-making revenue                                    $ 65     $ 31
Venture capital revenue                                              41       30
Foreign exchange/interest-rate products                              21       14
Investment banking fees                                              14        6
Securities trading gains                                              8        6
Securities gains                                                     --       51
--------------------------------------------------------------------------------
Total capital markets revenue                                      $149     $138
--------------------------------------------------------------------------------

      Capital markets revenue increased $11 million to $149 million for the quarter ended March 31, 1999, when compared to the same quarter of 1998 primarily driven by increases in brokerage market-making, venture capital and foreign exchange/interest-rate products revenue, partially offset by a decrease in securities gains. Excluding $51 million of securities gains taken in the first quarter of 1998, capital markets revenue increased 71%.

      The $34 million rise in brokerage market-making revenue from Fleet's specialists subsidiaries is a result of increased trading volumes and market volatility as well as the inclusion of MLSI during the first quarter of 1999.

      Venture capital revenue at Fleet Private Equity, the corporation's venture capital business, increased by $11 million when compared with the first quarter of 1998 as the corporation continued to experience gains in this business as a result of the strength of the equity markets. The corporation's ability to continue to experience increases in the value of these venture capital investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

      Strong foreign exchange and interest-rate product activities were due primarily to customers locking in their foreign exchange and interest-rate risk as a result of the volatility of these markets over the past year.

      Credit card revenue rose $85 million, or 152%, over the first quarter of 1998 primarily attributable to acquisitions of various credit card portfolios during 1998, including the consumer credit card operations of Advanta, which was acquired in late February 1998.

      Other noninterest income increased $10 million to $75 million due primarily to higher leasing gains.

Noninterest Expense
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Employee compensation and benefits                               $  542     $445
Equipment                                                            86       80
Occupancy                                                            76       74
Intangible asset amortization                                        71       51
Legal and other professional                                         43       31
Marketing                                                            35       27
Printing and mailing                                                 26       23
Telephone                                                            22       20
Other                                                               224      173
--------------------------------------------------------------------------------
Total noninterest expense excluding
   merger-related charges                                         1,125      924
Merger-related charges                                               --       73
--------------------------------------------------------------------------------
Total noninterest expense                                        $1,125     $997
--------------------------------------------------------------------------------

      Noninterest expense for the first quarter of 1999 totaled $1,125 million compared to $924 million for the same period of 1998, excluding $73 million of merger-related charges in connection with the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. The merger-related charges pertained primarily to exit costs, severance costs and professional fees. The $201 million increase over the first quarter of 1998, excluding merger-related charges, was primarily the result of various acquisitions, which accounted for 50% of the increase. In addition, higher expenses in volume and processing-related businesses, primarily

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fleet Mortgage, Quick & Reilly and AFSA, accounted for 31% of the increase. The corporation's efficiency ratio improved from 56.6% to 55.9% from the first quarter of 1998 to the first quarter of 1999, as revenue growth has outpaced the increase in expenses.

      Employee compensation and benefits increased $97 million compared with the first quarter of 1998 due primarily to higher volumes at many of the corporation's businesses, particularly Fleet Mortgage, Quick & Reilly and AFSA, as well as annual merit increases.

      Intangible asset amortization increased $20 million in the first quarter of 1999 as compared to the same period a year ago as a result of goodwill added from acquisitions in 1998 and 1999.

      Legal and other professional increased $12 million to $43 million when compared to the first quarter of 1998 as a result of legal fees pertaining to acquisitions.

      Other noninterest expense increased $51 million to $224 million in the first quarter of 1999 primarily attributable to increased volume at the corporation's brokerage and processing-related businesses as well as expenses from acquired companies.

Impact of the Year 2000

      The corporation's Year 2000 project continues to be directed by a Year 2000 Executive Management Steering Committee consisting of its President and Vice Chairmen. The committee provides direct oversight of the Year 2000 initiative and continues to be updated monthly on the project's progress. The corporation's Board of Directors continues to receive formal project updates on a quarterly basis.

      The corporation has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts for both information technology and non-information technology systems and processes. The corporation continues to utilize both internal and external resources to appropriately prepare Fleet for the Year 2000. The corporation will continue to focus on the following key areas throughout 1999: Testing, Vendor Management, Event Planning and Communication with customers. Additionally, the corporation continues to work on high priority new business technological initiatives that it deems critical to its ongoing business success.

      The corporation has made significant progress in remediating and testing its internal systems. All internal systems have either been remediated, tested, and returned to production or are in final stages of testing. 99% of those systems are prepared for the Year 2000. The remaining 1% are expected to complete testing by June 30, 1999. This activity continues to track in accordance with the original plan and in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines. The corporation has established a separate test environment to accommodate its Year 2000 testing activity.

      The corporation relies on several vendors and service providers for key business processes. The corporation continues to work closely with these vendors and service providers. Validation of Year 2000 readiness of all the corporation's vendors and service providers continues with a particular focus on alternatives, where possible, for those groups that have been identified as critical. The corporation's senior management has conducted on-site visits and in many cases follow-up discussions with its most critical service providers to further assess their Year 2000 readiness. In addition, the corporation continues to receive written and verbal verification from its critical vendors and service providers as to their Year 2000 readiness. A majority of its critical vendors and service providers have represented themselves to the corporation as Year 2000 compliant.

      Significant progress has also been made in testing with the corporation's vendors, service providers, customers and regulatory agencies. As of March 31, 1999, the corporation was substantially complete with the testing of significant vendors and service providers.

      Until and after the Year 2000 rollover takes place, there can be no assurance that Year 2000 related problems will not occur. The Year 2000 is an unprecedented event. Despite the corporation's efforts to identify and address Year 2000 issues, such issues present risks to the corporation. Such risks include business disruptions, operational problems, financial losses, legal liability, and other similar risks. The corporation's businesses, results of operations, and financial position could be materially adversely affected.

      The corporation had previously established business resumption plans for its lines of business and subsidiaries. These plans have been reviewed and where appropriate have been enhanced to address potential Year 2000 failure scenarios. In addition, a corporate-wide Year 2000 Event Plan has been developed to govern the corporation's activities prior to, during and after the calendar rollover to 2000. The Event Plan will be validated by conducting unit specific structured walkthroughs, employee notification tests and structured plan walkthroughs between interdependent units. This activity is expected to be substantially complete by June 30, 1999. Event Plans will continue to be updated, as appropriate, into the fourth quarter of 1999. In addition to the components listed above, the corporation has Event Plan Validation Committees in place. The Committees are comprised of middle and senior level managers, who are reviewing the Event Plan strategy and Event Plan validation methodology to prepare the corporation for the rollover Event.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The corporation has also implemented a plan consisting of several components to monitor fiduciary risk. For example, from an investment risk perspective, the corporation is assessing the level of preparedness of corporations in which investments are made on behalf of its customers. This activity will continue throughout 1999.

      The corporation's credit risk associated with borrowers may increase to the extent borrowers are not adequately prepared for the Year 2000. As a result, there may be increases in the corporation's problem loans and credit losses subsequent to Year 2000. However, to mitigate the risk, the corporation assesses quarterly the Year 2000 readiness of material business relationships to which it extends credit. The assessment determines the customers' level of Year 2000 preparedness and their level of dependency on technology. Factored together with the overall credit rating of the customer, the corporation identifies those customers that present an unacceptable risk to the corporation due to Year 2000. Of the material relationships the corporation has assessed, six-tenths of one percent have presently been identified as unacceptable in their level of Year 2000 preparedness and will be required to take action to mitigate their Year 2000 risk. The corporation will continue to reassess the readiness of customers receiving the unacceptable rating on a quarterly basis throughout 1999 to ensure that the proper steps are being taken.

      As an integral part of the corporation's risk assessment process, the corporation has also assessed its material funds providers that provide sources of funds to the corporation. The assessment sought to determine the funds providers' level of Year 2000 preparedness and their level of dependency on technology. 96% of material funds providers have been identified as acceptable in their level of Year 2000 preparedness. Utilizing the same process, the corporation also assessed its material funds takers which include financial institutions to which the corporation provides short-term funds and its material counterparties that have a capital markets relationship with the corporation. 100% of material funds takers and 94% of material counterparties have been identified as acceptable in their level of Year 2000 preparedness. The corporation will continue to closely monitor these funds providers, funds takers and counterparties throughout 1999.

      The corporation will continue communicating with employees and customers throughout 1999 to discuss readiness progress through a variety of communication vehicles: statement messages and inserts; ATM on screen and receipt messages; brochures; direct mail initiatives; direct discussions with customers; seminars; and through the corporation's internet web site (www.fleet.com).

      On February 1, 1999, the corporation acquired Sanwa Business Credit Corporation, now known as Fleet Business Credit Corporation (FBCC). An assessment of its Year 2000 program is near completion and it is expected that FBCC will be substantially complete with its Year 2000 preparations by June 30, 1999. The above description does not include FBCC. However, its Year 2000 monitoring will be migrated into the corporation's Year 2000 program management and reporting process by the end of the second quarter of 1999.

      The corporation continues to approximate that the cost of the Year 2000 project will be $150 million. The corporation incurred $10 million during the first quarter of 1999 and $101 million of expenses since the inception of this project.

Income Taxes

      The corporation recorded income tax expense in the amount of $281 million for the first quarter of 1999 compared with $212 million for the same period a year ago. The effective tax rate was 39.1% and 39.6% for the first quarter of 1999 and 1998, respectively.

Lines of Business

      The corporation is managed along the following lines of business:
Commercial Financial Services, Retail Banking, National Financial Services, Fleet Investment Group, and Treasury. The performance of the corporation is monitored by an internal profitability system, with results reported monthly and quarterly to senior management. Management accounting methods are used for assigning expenses that are not directly incurred by lines of business, such as overhead, operations and technology expense. Additionally, equity, provision for credit losses and reserves for credit losses are assigned on an economic basis. The corporation has developed risk adjusted methodologies that quantify risk types within business units and assigns capital accordingly. Within business units, assets and liabilities are match-funded utilizing similar maturity, liquidity and repricing information. Management accounting concepts and organizational hierarchies are periodically refined and results may be restated to reflect changes in methodology and organizational structure. Prior periods have been restated to reflect these changes.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fleet Financial Group
Net Income by Line of Business
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                             1999        1998
--------------------------------------------------------------------------------
Commercial Financial Services                                   $140       $  98
Retail Banking                                                    94          92
National Financial Services                                       88           9
Fleet Investment Group                                            79          55
Treasury                                                          25          37
All Other                                                         12          32
--------------------------------------------------------------------------------
Total                                                           $438        $323
--------------------------------------------------------------------------------

Commercial Financial Services
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                                1999     1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                            $  394   $  315
  Noninterest income                                                133       86
                                                                 -------  ------
  Total Revenue                                                     527      401
  Provision                                                          60       49
  Noninterest expense                                               235      189
--------------------------------------------------------------------------------
Net income                                                       $  140   $   98
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets                                                 54,067   41,129
  Average loans                                                  46,475   36,948
  Average deposits                                               11,731   11,653
--------------------------------------------------------------------------------
Return on equity                                                     18%     19%
--------------------------------------------------------------------------------

      Commercial Financial Services includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, government banking, trade finance and cash management services. First quarter results also reflect the acquisition of Sanwa Business Credit, which added $3.8 billion to average loans. Commercial Financial Services earned $140 million in the first quarter of 1999. Compared to the first quarter of 1998, earnings increased $42 million, or 43%. Excluding the acquisition of Sanwa, loans increased $5.7 billion, or 16%, reflecting strong growth within the commercial banking, leasing, asset-based lending, and specialty units. Increased noninterest revenue also helped bolster earnings growth. Excluding Sanwa, total revenue increased by $85 million due to strong loan growth and increased leasing, cash management, corporate finance and tax processing activities.

Retail Banking
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                               1999     1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                           $  435   $  446
  Noninterest income                                               144      135
                                                                -------  ------
  Total Revenue                                                    579      581
  Provision                                                         26       28
  Noninterest expense                                              381      381
--------------------------------------------------------------------------------
Net income                                                      $   94   $   92
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                                  9,369   10,084
  Average deposits                                              42,494   42,369
--------------------------------------------------------------------------------
Return on equity                                                    22%      21%
--------------------------------------------------------------------------------

      Retail Banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services. The Retail Banking unit earned $94 million in the first quarter of 1999, up slightly from the first quarter of 1998. Increased earnings reflect higher noninterest revenues associated with new product features, as well as slightly lower provision for credit losses associated with lower loan volumes. These shifts were partly offset by lower net interest income from reduced retail loan and deposit volumes. Lower levels of deposits reflect a continued migration of customers to alternative higher-rate investment products, partly offset by higher levels of money market accounts. Operating costs were unchanged as Retail Banking continues to reconfigure its product offerings and distribution channels consistent with consumer preferences.

National Financial Services
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                              1999      1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                          $  130    $   84
  Noninterest income                                              339       142
                                                               -------   -------
  Total Revenue                                                   469       226
  Provision                                                        94        63
  Noninterest expense                                             235       147
--------------------------------------------------------------------------------
Net income                                                     $   88    $    9
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                                 4,739     3,393
  Average deposits                                              2,530     2,243
--------------------------------------------------------------------------------
Return on equity                                                   15%        3%
--------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     National Financial Services includes mortgage banking, credit card services, student loan processing, and private equity. The credit card business also includes acquired portfolios from Household and Crestar in the second half of 1998. The following table presents comparative data for the four principal businesses which comprise this group.

National Financial Services
Net Income by Unit
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                            1999        1998
--------------------------------------------------------------------------------
Credit card                                                     $30       $   6
Private equity                                                   29          15
Mortgage banking                                                 21         (18)
Student loan processing                                           8           6
--------------------------------------------------------------------------------
Total                                                           $88        $  9
--------------------------------------------------------------------------------

      First quarter 1999 earnings were up dramatically compared to the first quarter of 1998. Excluding mortgage impairment charges and related gains taken in the first quarter of 1998, earnings increased by $49 million, due to credit card acquisitions, and improved operating performance in each business unit. Excluding mortgage impairment charges and related gains, mortgage banking earnings increased by $9 million due to increased loan production volumes in a favorable mortgage interest-rate environment and higher servicing revenues. Student loan earnings increased by 28% or $2 million, as a result of an increase in student loan account volumes. Credit card earnings increased by $24 million compared to the first quarter of 1998 due to the aforementioned acquisitions; while private equity earnings increased by $14 million compared to the same period last year. Private equity earnings will normally fluctuate with the performance of equity markets, as well as with general economic conditions.

Fleet Investment Group
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                              1999      1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                         $    47   $    47
  Noninterest income                                              333       246
                                                              -------   -------
  Total Revenue                                                   380       293
  Provision                                                         1         1
  Noninterest expense                                             246       197
--------------------------------------------------------------------------------
Net income                                                    $    79   $    55
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                                 4,287     3,566
  Average deposits                                              1,961     2,106
--------------------------------------------------------------------------------
Return on equity                                                   24%       20%
--------------------------------------------------------------------------------
Assets Under Management                                       $86,132   $81,198
--------------------------------------------------------------------------------

      Fleet Investment Group provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, and securities brokerage services. Results also include the recently acquired Merrill Lynch Specialist unit which was purchased in December 1998. Fleet Investment Group earnings increased $24 million compared to the first quarter of 1998. Increased earnings were driven by strong increases in brokerage and market making revenues which increased by $66 million at Quick & Reilly, while revenues from investment management products and services increased by $15 million compared to the first quarter of 1998. Increased market making revenues were partly attributable to the acquisition of Merrill Lynch Specialists as well as increased trading volumes. Higher investment management revenues were driven by increased sales of mutual funds and annuity products, which increased by 32%, as well as growth in assets under management which climbed to $86 billion in the first quarter of 1999.

Treasury
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                               1999     1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                          $    39   $   33
  Noninterest income                                                16       38
                                                               --------  -------
  Total Revenue                                                     55       71
  Provision                                                          3        4
  Noninterest expense                                               18       15
--------------------------------------------------------------------------------
Net income                                                     $    25   $   37
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                                  7,265    7,570
  Average securities                                             9,462    8,945
  Average deposits                                               8,906    5,333
--------------------------------------------------------------------------------
Return on equity                                                    37%      49%
--------------------------------------------------------------------------------

      Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $25 million in the first quarter of 1999, down $12 million from the first quarter of 1998. Excluding 1998 security gains, earnings increased slightly from the first quarter of 1998, as higher revenues from foreign exchange and interest-rate protection products were partly offset by associated increases in operating costs.

All Other

      This unit includes certain unallocated support unit costs, the management accounting control units, and other transactions or events not driven by specific business lines. Accordingly, earnings in this unit can fluctuate with changes affecting consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units.

      Earnings were $12 million, compared to $32 million in the first quarter of 1998. Lower earnings resulted from reduced revenues and an increased provision for credit losses as compared to the first quarter of 1998. Lower revenues resulted primarily from security gains recorded in the first quarter of 1998 (to

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

offset mortgage impairment charges taken last year). Increased provision reflects higher legal provision for credit losses in the first quarter of 1999 compared to the first quarter of 1998. Earnings in this unit are negatively impacted to the extent the legal provision for credit losses has increased in excess of amounts allocated to the business units on an economic basis.

Securities

-----------------------------------------------------------------------------------------------------------------------
                                                  March 31, 1999          December 31, 1998         March 31, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                Amortized      Market   Amortized       Market   Amortized      Market
Dollars in millions                                  Cost       Value        Cost        Value        Cost       Value
-----------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies           $   268     $   269     $   434      $   437     $ 1,204     $ 1,211
  Mortgage-backed securities                        8,452       8,546       7,784        7,982       7,981       8,096
  Other debt securities                               503         504         792          802         255         255
-----------------------------------------------------------------------------------------------------------------------
     Total debt securities                          9,223       9,319       9,010        9,221       9,440       9,562
-----------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                        331         330         292          292         289         288
  Other securities                                    235         235         211          211         158         158
-----------------------------------------------------------------------------------------------------------------------
     Total securities available for sale            9,789       9,884       9,513        9,724       9,887      10,008
-----------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity              1,084       1,088       1,068        1,073       1,271       1,276
-----------------------------------------------------------------------------------------------------------------------
Total securities                                  $10,873     $10,972     $10,581      $10,797     $11,158     $11,284
-----------------------------------------------------------------------------------------------------------------------

      The amortized cost of securities available for sale increased $276 million to $9.8 billion at March 31, 1999 compared to December 31, 1998. The valuation adjustment on securities available for sale decreased $116 million to an unrealized gain position of $95 million at March 31, 1999, due to changes in the interest-rate environment.

Loans
--------------------------------------------------------------------------------
                                              March 31,    Dec. 31,    March 31,
Dollars in millions                               1999        1998          1998
--------------------------------------------------------------------------------
Commercial and industrial                      $38,309      $37,167      $33,397
Lease financing                                  8,625        4,225        3,458
Commercial real estate                           5,641        5,374        5,484
Consumer                                        21,108       22,630       22,647
--------------------------------------------------------------------------------
Total loans                                    $73,683      $69,396      $64,986
--------------------------------------------------------------------------------

      Total loans of $73.7 billion at March 31, 1999 increased $4.3 billion from December 31, 1998. The increase is the result of loan growth in the commercial and industrial and lease financing portfolios, largely due to the acquisition of Sanwa. This increase was partially offset by a decline in the credit card portfolio.

      Commercial and industrial (C&I) loans increased $1.1 billion and lease financings increased $4.4 billion from December 31, 1998 to March 31, 1999, due primarily to the addition of Sanwa loans and leases.

      The current financial situation in Asia, Latin America, Russia and emerging markets has had minimal impact on the corporation as the corporation has limited international exposure. The corporation has certain relationships with customers in these marketplaces. These relationships contain both market and credit risks. The corporation continues to monitor the financial developments in these economies. Fleet's exposure to the Asian, Latin American and other emerging markets as of March 31, 1999 was approximately $583 million, ($158 million, $369 million and $56 million, respectively) or less than 1% of its loan portfolio. These exposures consist primarily of short-term trade related financings with maturities generally less than 90 days. The corporation had no direct exposure to Russia and other Eastern European countries at March 31, 1999.

Consumer Loans
--------------------------------------------------------------------------------
                                            March 31,     Dec. 31,     March 31,
Dollars in millions                              1999         1998          1998
--------------------------------------------------------------------------------
Residential real estate                       $ 9,151      $ 9,314      $  9,344
Home equity                                     4,134        4,257         4,662
Credit card                                     3,855        5,673         4,741
Student loans                                     800          812         1,046
Installment/other                               3,168        2,574         2,854
--------------------------------------------------------------------------------
Total                                         $21,108      $22,630       $22,647
--------------------------------------------------------------------------------

      Consumer loans decreased $1.5 billion from December 31, 1998. The decrease is primarily the result of a $1.8 billion decrease in credit card loans, as the corporation's credit card subsidiary, Fleet Credit Card Services, continues its strategy of transitioning from primarily a one product portfolio to a multi-product portfolio by focusing on accounts with higher profitability, lower attrition levels, and better credit quality. The purchase of the $1.3 billion Household portfolio in late 1998 has accelerated the implementation of this strategy. The addition of this portfolio partially offset the transfer of $1.5 billion of credit card receivables to the securitized portfolio in order to replenish the off-balance sheet securitized credit card pools, as well as seasonal run-off.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming Assets(a)(b)
--------------------------------------------------------------------------------
Dollars in millions                               C&I     CRE   Consumer   Total
--------------------------------------------------------------------------------
Nonperforming loans:
  Current or less than 90 days
    past due                                     $136   $   7      $   3    $146
  Noncurrent                                       57      21         43     121
Other real estate owned (OREO)                      2       3          8      13
--------------------------------------------------------------------------------
Total NPAs March 31, 1999                        $195   $  31      $  54    $280
--------------------------------------------------------------------------------
Total NPAs December 31, 1998                     $173   $  57      $  52    $282
--------------------------------------------------------------------------------
Total NPAs March 31, 1998                        $200   $  91      $  82    $373
--------------------------------------------------------------------------------
(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($252 million, $234 million, and $225 million at March 31, 1999, December 31, 1998, and March 31, 1998, respectively). Included in the 90 days past due and still accruing interest were $196 million, $209 million, and $194 million of consumer and residential loans at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.
(b) Nonperforming assets classified as held for sale by accelerated disposition of $187 million, $46 million and $176 million at March 31, 1999, December 31, 1998 and March 31, 1998, respectively, are not included in NPAs and related ratios.

      Nonperforming assets (NPAs) remained consistent with December 31, 1998 as a $22 million increase in commercial and industrial nonperforming loans (NPLs) was offset by a $25 million decline in commercial real estate NPLs. NPAs at March 31, 1999, as a percentage of total loans and OREO and as a percentage of total assets were .38% and .26%, respectively, compared to .41% and .27%, respectively, at December 31, 1998.

      During the quarter the corporation transferred $54 million of loans, primarily C&I loans, which at December 31, 1998 had been classified as nonperforming, to the assets held for sale by accelerated disposition pool contained in other assets. Additionally, $62 million of nonperforming leases and asset-backed loans pertaining to the Sanwa acquisition were also transferred to assets held for sale by accelerated disposition. The transfer of these nonperforming loans and leases are in accordance with management's intention to focus appropriate resources on the accelerated disposition of these assets.

Reserve for Credit Loss Activity
--------------------------------------------------------------------------------
Three months ended March 31
Dollars in millions                                              1999      1998
--------------------------------------------------------------------------------
Balance at beginning of year                                   $1,552    $1,432
Loans charged off                                                (186)     (122)
Recoveries of loans charged off                                    37        30
--------------------------------------------------------------------------------
    Net charge-offs                                              (149)      (92)
Provision charged against income                                  149        92
Acquisitions/Other                                                172       121
--------------------------------------------------------------------------------
Balance at end of period                                       $1,724    $1,553
--------------------------------------------------------------------------------
Ratios of net charge-offs to
  average loans                                                   .83%      .60%
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                               2.34      2.39
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to
  period-end nonperforming loans                                  646       441
--------------------------------------------------------------------------------

      Fleet's reserve for credit losses increased from $1,552 million at December 31, 1998 to $1,724 million at March 31, 1999. The overall increase in the reserve for credit losses is a result of reserves acquired as part of the Sanwa acquisition. The provision for credit losses for the first quarter of 1999 was $149 million, $57 million higher than the prior year's first quarter. The increased provision is a result of increased net charge-offs in the commercial and industrial and credit card portfolios.

Funding Sources
--------------------------------------------------------------------------------
                                                March 31,   Dec. 31,   March 31,
Dollars in millions                                  1999       1998        1998
--------------------------------------------------------------------------------
Deposits:
  Demand                                          $11,150    $13,400     $13,006
  Regular savings and NOW                           5,226      5,399       6,072
  Money market                                     29,672     29,297      25,826
  Time:
    Domestic                                       18,300     17,764      19,429
    Foreign                                         3,285      3,818       3,832
--------------------------------------------------------------------------------
Total deposits                                     67,633     69,678      68,165
--------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                             644      1,857       1,456
  Securities sold under
    agreements to repurchase                        2,383      2,599       2,451
  Commercial paper                                    901        943         834
  Other                                             1,943      3,913       3,497
--------------------------------------------------------------------------------
Total short-term borrowed
  funds                                             5,871      9,312       8,238
--------------------------------------------------------------------------------
Due to brokers/dealers                              3,823      3,975       4,433
Long-term debt                                     15,586      8,820       5,095
--------------------------------------------------------------------------------
Total                                             $92,913    $91,785     $85,931
--------------------------------------------------------------------------------

      Total deposits decreased $2.0 billion to $67.6 billion at March 31, 1999 when compared to December 31, 1998 due principally to a $2.3 billion decrease in demand deposits as a result of lower seasonal business deposits.

      The $3.4 billion decrease in short-term borrowings since December 31, 1998 is attributable to a $1.2 billion decrease in federal funds purchased, as well as a $1.7 billion decrease in treasury, tax and loan borrowings. Long-term debt increased $6.8 billion to $15.6 billion at March 31, 1999 when compared to December 31, 1998 due to the issuance of debt to fund acquisitions and balance sheet growth.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET-LIABILITY MANAGEMENT

      The goal of asset-liability management is the prudent control of market risk, liquidity, and capital.

Market Risk

      Market risk is the sensitivity of income to variations in interest rates, foreign exchange rates, equity prices, commodity prices, and other market-driven rates or prices. As discussed below, the corporation is exposed to market risk in both its non-trading and trading operations.

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

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at March 31, 1999. The following table reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.

                                         Estimated Exposure to
                        Rate Change       Net Interest Income
                      (Basis Points)     (Dollars in Millions)
--------------------------------------------------------------------------------
                         March 31                1999
--------------------------------------------------------------------------------
                           +200                 $   1
                           -200                  (179)
--------------------------------------------------------------------------------

      Net interest income sensitivity to changes in interest rates remained low. Asset-sensitivity declined, as expected, due to the acquisition of Sanwa on February 1, 1999, as well as the impact of additional fixed-rate swaps during the quarter. Revised expectations for deposit pricing, based on a reassessment by product managers of rate trends and competitor actions, increased measured exposure to extreme rate movements.

      Gap analysis provides a static view of the maturity and repricing characteristics of the on- and off-balance sheet positions. The interest-rate gap is prepared by scheduling all assets, liabilities and off-balance sheet positions according to scheduled or anticipated repricing or maturity. Interest-rate gap analysis can be viewed as a complement to simulation analysis.

      The corporation's Board limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of March 31, 1999, the estimated exposure was 1.8% asset-sensitive (see the following table).

Interest-Rate Gap Analysis

---------------------------------------------------------------------------------------------------------------------
                                                                 Cumulatively Repriced Within
March 31, 1999                                   3 months      4 to 12    12 to 24       2 to 5   After 5
Dollars in millions, by repricing date            or less       months      months        years     years      Total
---------------------------------------------------------------------------------------------------------------------
Total assets                                     $ 61,192     $  8,468     $ 6,552      $11,624   $18,330  $ 106,166
Total liabilities and stockholders' equity        (49,492)      (8,930)     (5,417)      (3,582)  (38,745)  (106,166)
Net off-balance sheet                             (12,298)       2,936       3,991        3,580     1,791         --
---------------------------------------------------------------------------------------------------------------------

Periodic gap                                         (598)       2,474       5,126       11,622   (18,624)
Cumulative gap                                       (598)       1,876       7,002       18,624        --
---------------------------------------------------------------------------------------------------------------------
Cumulative  gap  as  a  percent  of  total
  assets- March 31, 1999                             (0.6)%        1.8%        6.6%        17.5%
---------------------------------------------------------------------------------------------------------------------
Cumulative  gap  as  a  percent  of  total
  assets- December 31, 1998                           1.1          5.4         9.1         18.0
---------------------------------------------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk-Management Instrument Analysis

-------------------------------------------------------------------------------------------------------------------------------
                                                                                         Weighted
                                                                Assets-                   Average         Weighted Average Rate
                                                     Notional   Liabilities              Maturity    Fair ---------------------
Dollars in millions                                     Value   Hedged                    (Years)   Value   Receive     Pay
-------------------------------------------------------------------------------------------------------------------------------
Interest-rate risk-management instruments
Interest-rate swaps:
  Receive-fixed/pay-variable                         $  9,691   Variable-rate loans
                                                          356   Fixed-rate deposits
                                                        2,578   Long-term debt
                                                     --------
                                                       12,625                                 2.5   $  49      6.22%   5.37%
-------------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                           4,393   Deposits                       .7       1      5.10    5.10
-------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                    17,018                                 2.0      50      5.93    5.30
-------------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk-management instruments
Interest-rate swaps:
  Receive-fixed/pay-variable, PO swaps                  9,806   Mortgage servicing rights     3.6     (11)     6.07    5.20
Futures contracts:
  Futures sold                                            530   Mortgage servicing rights      .2      --        --      --
Options:
  Interest-rate floors and options on swaps            34,185   Mortgage servicing rights     4.3     218        --(a)   --(a)
  Interest-rate caps and cap corridors                 21,779   Mortgage servicing rights     3.7     167        --(a)   --(a)
  Call options purchased                                3,250   Mortgage servicing rights      .1      27        --      --
-------------------------------------------------------------------------------------------------------------------------------
  Total options                                        59,214                                 3.9     412        --      --
-------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights              69,550                                 3.8     401      6.07    5.20
-------------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments                     $86,568                                 3.4    $451      5.98%   5.27%
-------------------------------------------------------------------------------------------------------------------------------

(a) The mortgage-banking risk-management interest-rate floors and options on swaps, and interest-rate caps and cap corridors have weighted average strike rates of 5.06% and 6.53%, respectively.

      Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of March 31, 1999, the corporation had net deferred income of $9.8 million relating to terminated interest-rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest-rate contracts of approximately 5 years.

      During the first quarter of 1999, the corporation altered its interest-rate risk-management portfolio to limit an increase in asset-sensitivity resulting from balance sheet changes and swap runoff. In particular, $2.7 billion of receive-fixed swaps were added through new transactions, partially offset by maturities of $2.3 billion.

      A second major source of the corporation's non-trading interest-rate risk is the sensitivity of its mortgage servicing rights (MSRs) to prepayments. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual, or probable, increase in mortgage prepayments shorten the expected life of the MSR asset and reduce its economic value. Correspondingly, an increase in interest rates and an actual, or probable, decline in mortgage prepayments lengthen the expected life of the MSR asset and enhance its economic value. The expected income from and, therefore, economic value of MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments.

      The interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During the first quarter of 1999, net hedge losses of $369 million were deferred and recorded as adjustments to the carrying value of the MSRs and related hedges. At March 31, 1999, the carrying value and fair value of the corporation's MSRs were $2.1 billion and $2.3 billion, respectively.

      In connection with the corporation's management of its MSR hedge program, the corporation terminated (in notional amounts) $5.7 billion of interest-rate floor and options on swaps agreements and $13.4 billion of call options and added $6.0 billion and $13.5 billion of interest-rate floor and options on swaps agreements and call options, respectively, during the first quarter of 1999. Additionally, the corporation added $2.1 billion of interest-rate cap corridors and $3.3 billion of interest-rate swap contracts in its management of the MSR hedge program.

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

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

corporation was in compliance with this limit at March 31, 1999.The following table reflects the corporation's estimated exposure to economic value assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular, the sensitivity of the hedged MSRs, to changes in interest rates can be nonlinear. The primary factors modifying the reported position in the first quarter of 1999 were additions to fixed-rate assets and swaps as well as more conservative assessments of exposures to MSRs. Given the assumption of an immediate interest rate movement with no management intervention, the corporation would be adversely impacted by extreme rate changes in either direction.

                                         Estimated Exposure to
                  Rate Change                Economic Value
                 (Basis Points)          (Dollars in millions)
--------------------------------------------------------------------------------
                    March 31                     1999
--------------------------------------------------------------------------------
                      +200                      $(575)
                      +100                       (213)
                      -100                       (503)
                      -200                       (646)
--------------------------------------------------------------------------------

Trading Market Risk

      The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, equity prices, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

      The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily exposure to this market risk was $19.8 million, and the maximum daily exposure was $41.8 million during the first quarter of 1999. The increase in EAR from December 31, 1998 was due principally to volatility in the equity markets as well as the acquisition of MLSI.

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

      At March 31, 1999 and December 31, 1998, the corporation had commercial paper outstanding of $901 million and $943 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at March 31, 1999, with no outstanding balance under this line of credit.

      Fleet has a shelf registration statement that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amounts of funds available of approximately $1.5 billion at March 31, 1999.

      As shown in the consolidated statements of cash flows, cash and cash equivalents decreased by $876 million during the first quarter of 1999. The decrease was due to cash used in investing activities of $164 million and cash used in financing activities of $3.9

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

billion, offset by cash provided by operating activities of $3.2 billion. Net cash used in investing activities was attributable to net purchases of securities, purchases of mortgage servicing rights and net cash and cash equivalents paid for businesses acquired, partially offset by a net decrease in loans. Net cash used in financing activities was principally due to a net decrease in deposits and short-term borrowings, partially offset by proceeds from the issuance of long-term debt. Net cash provided by operating activities was primarily the result of a net decrease in mortgages held for resale and a decrease in due from brokers/dealers.

CAPITAL
--------------------------------------------------------------------------------
                                           March 31,     Dec. 31,     March 31,
Dollars in millions                             1999         1998          1998
--------------------------------------------------------------------------------
Risk-adjusted assets                        $111,059     $104,372      $100,087
Tier 1 risk-based capital
  (4% minimum)                                  6.60%        7.08%         6.39%
Total risk-based capital
  (8% minimum)                                 10.90        11.22         10.37
Leverage ratio
  (4% minimum)                                  7.07         7.48          7.19
Common equity-to-assets                         8.40         8.35          8.12
Total equity-to-assets                          9.05         9.01          8.82
Tangible common equity-
  to-assets                                     5.35         5.53          5.39
Tangible total
  equity-to-assets                              6.02         6.21          6.12
--------------------------------------------------------------------------------

      At March 31, 1999, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk-based capital ratios were 6.60 percent and 10.90 percent, respectively, compared with 7.08 percent and 11.22 percent, respectively, at December 31, 1998. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.07 percent at March 31, 1999 compared with 7.48 percent at December 31, 1998. The reduction in capital ratios was a result of the Sanwa acquisition. Capital ratios are expected to increase during the second quarter.

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

RECENT ACCOUNTING DEVELOPMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The adoption of this standard may cause volatility in both the income statement as well as the equity section of the balance sheet. This standard is effective as of January 1, 2000. The impact of this Statement is not estimable and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the corporation as of January 1, 2000.

PART II. OTHER INFORMATION

PART II. ITEM 2. CHANGES IN SECURITIES

On January 26, 1999, the corporation sold 8,750,000 shares of common stock at $44.00 per share in a private placement to NationsBank, N.A. These shares had been held in treasury as part of the corporation's share repurchase program. This transaction was part of the corporation's ongoing capital and risk-management activities. Exemption from registration was claimed pursuant to
Section 4(2) of the Securities Act of 1933.

PART II. ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The corporation held its Annual Meeting of Stockholders on April 21, 1999.
(b)   Not applicable.
(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included.

      Three matters were voted on at the Annual Meeting.

1.    Election of Directors

      All seven nominees for election as directors were elected. There were no abstentions nor broker non-votes for any of the nominees.

Name of Director                       For          Against      Term Expiration
----------------                       ---          -------      ---------------
Paul J. Choquette, Jr.             478,373,930     3,939,746           2002
Robert M. Kavner                   478,313,536     4,000,140           2002
Thomas D. O'Connor, Sr.            478,404,820     3,908,856           2002
Michael B. Picotte                 478,495,625     3,818,051           2002
Thomas C. Quick                    478,429,755     3,883,921           2002
Thomas M. Ryan                     478,417,289     3,896,387           2002
Paul R. Tregurtha                  478,403,407     3,910,269           2002

      The following directors will continue in office and were not up for re-election.

William Barnet, III                                                    2000
John T. Collins                                                        2000
Marian L. Heard                                                        2000
Robert J. Matura                                                       2000
Terrence Murray                                                        2000
Samuel O. Thier                                                        2000
Joel B. Alvord                                                         2001
Bradford R. Boss                                                       2001
Stillman B. Brown                                                      2001
Kim B. Clark                                                           2001
James F. Hardymon                                                      2001
Arthur C. Milot                                                        2001
Lois D. Rice                                                           2001

2.    Approval of Amended and Restated 1992 Stock Option and Restricted Stock
      Plan

      The second proposal voted on by stockholders of the corporation was to approve the Amended and Restated 1992 Stock Option and Restricted Stock Plan. This proposal was approved with 436,833,038 votes cast for, 41,815,547 votes cast against, and 3,665,091 abstentions. There were no broker non-votes.

3.    Ratification of Selection of Independent Auditors

      The third proposal voted on by stockholders of the corporation, to approve the appointment of KPMG Peat Marwick LLP to serve as independent auditors of the corporation for the current fiscal year ended December 31, 1999, was approved with 479,378,377 votes cast for, 1,221,137 votes cast against, and 1,714,162 abstentions. There were no broker non-votes.

(d)   Not applicable.

PART II.  ITEM 6.

(a)   Exhibit Index

Exhibit
Number
------
  4* Instruments defining the rights of security holders, including Debentures 11 Statement re: computation of per share earnings
  12  Statement re: computation of ratios
  27  Financial data schedule

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

      (b) Four Form 8-K's were filed during the period from January 1, 1999 to the date of the filing of this report.
            - Current Report on Form 8-K dated January 20, 1999 announcing fourth quarter earnings and fiscal 1998 earnings.
            - Current Report on Form 8-K dated March 14, 1999 announcing that Fleet and BankBoston Corporation have entered into an Agreement and Plan of Merger. The Merger Agreement provides for the merger of BankBoston with and into Fleet.
            - Current Report on Form 8-K dated April 2, 1999 filing the unaudited pro forma condensed combined financial statements and notes thereto in connection with the proposed merger with BankBoston Corporation.
            - Current Report on Form 8-K dated April 14, 1999 announcing first quarter earnings.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Fleet Financial Group, Inc.
                         ------------------------------
                                  (Registrant)


                              /s/ Eugene M. McQuade
                         ------------------------------
                                Eugene M. McQuade
                                  Vice Chairman
                             Chief Financial Officer


                             /s/ Robert C. Lamb, Jr.
                         ------------------------------
                               Robert C. Lamb, Jr.
                                   Controller
                            Chief Accounting Officer

DATE: May 14, 1999