Form 10-Q
period 1999-06-30
FLEET FINANCIAL GROUP INC
filed 1999-08-12
CIK 50341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 1999

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _________ to _________

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

                                 (617) 346-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES |X|    NO |_|

The number of shares of common stock of the Registrant outstanding as of July 31, 1999 was 569,498,608.

================================================================================

                           FLEET FINANCIAL GROUP, INC.
                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 1999
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
      PART I.  ITEM 1. FINANCIAL INFORMATION
            Consolidated Statements of Income
              Three Months Ended June 30, 1999 and 1998                       3
              Six Months Ended June 30, 1999 and 1998                         4

            Consolidated Balance Sheets
              June 30, 1999 and December 31, 1998                             5

            Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended June 30, 1999 and 1998                         6

            Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1999 and 1998                         7

            Condensed Notes to Consolidated Financial Statements              8

      PART I. ITEM 2.
            Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             9

      PART II. OTHER INFORMATION                                             23

      SIGNATURES                                                             25

      EXHIBITS                                                               26

                         FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

================================================================================
For the three months ended June 30
Dollars in millions, except per share amounts               1999         1998
--------------------------------------------------------------------------------
Interest and fees on loans                               $ 1,557      $ 1,481
Interest on securities                                       177          179
Other                                                         49           56
--------------------------------------------------------------------------------
   Total interest income                                   1,783        1,716
--------------------------------------------------------------------------------
Interest expense:
 Deposits                                                    404          474
 Short-term borrowings                                        72          107
 Long-term debt                                              236          104
 Other                                                        48           59
--------------------------------------------------------------------------------
    Total interest expense                                   760          744
--------------------------------------------------------------------------------
Net interest income                                        1,023          972
--------------------------------------------------------------------------------
Provision for credit losses                                  146          118
--------------------------------------------------------------------------------
Net interest income after provision for credit
losses                                                       877          854
--------------------------------------------------------------------------------
Noninterest income:
 Investment services revenue                                 264          220
 Banking fees and commissions                                194          182
 Capital markets revenue                                     184          107
 Credit card revenue                                         164           98
 Processing-related revenue                                  159          126
 Other                                                        71           76
--------------------------------------------------------------------------------
    Total noninterest income                               1,036          809
--------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                          579          482
 Equipment                                                    81           74
 Occupancy                                                    75           75
 Intangible asset amortization                                71           59
 Legal and other professional                                 47           34
 Other                                                       325          293
--------------------------------------------------------------------------------
    Total noninterest expense                              1,178        1,017
--------------------------------------------------------------------------------
Income before income taxes                                   735          646
Applicable income taxes                                      285          253
--------------------------------------------------------------------------------
Net Income                                               $   450      $   393
================================================================================

Net income applicable to common shares                   $   435      $   380
Basic earnings per share                                     .76          .67
Diluted earnings per share                                   .74          .65
Dividends declared                                           .27         .245
Diluted weighted average common shares outstanding   589,633,527  588,760,186
================================================================================
See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

================================================================================
For the six months ended June 30
Dollars in millions, except per share amounts               1999         1998
--------------------------------------------------------------------------------
Interest and fees on loans                               $ 3,116      $ 2,858
Interest on securities                                       350          342
Other                                                         95          110
--------------------------------------------------------------------------------
   Total interest income                                   3,561        3,310
--------------------------------------------------------------------------------
Interest expense:
 Deposits                                                    827          911
 Short-term borrowings                                       152          191
 Long-term debt                                              437          193
 Other                                                        88          114
--------------------------------------------------------------------------------
    Total interest expense                                 1,504        1,409
--------------------------------------------------------------------------------
Net interest income                                        2,057        1,901
--------------------------------------------------------------------------------
Provision for credit losses                                  295          210
--------------------------------------------------------------------------------
Net interest income after provision for credit
losses                                                     1,762        1,691
--------------------------------------------------------------------------------
Noninterest income:
 Investment services revenue                                 511          421
 Banking fees and commissions                                387          358
 Capital markets revenue                                     333          245
 Processing-related revenue                                  312          186
 Credit card revenue                                         305          154
 Other                                                       147          140
--------------------------------------------------------------------------------
    Total noninterest income                               1,995        1,504
--------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                        1,121          926
 Equipment                                                   166          154
 Occupancy                                                   150          149
 Intangible asset amortization                               142          110
 Legal and other professional                                 91           65
 Merger-related charges                                       --           73
 Other                                                       633          537
--------------------------------------------------------------------------------
    Total noninterest expense                              2,303        2,014
--------------------------------------------------------------------------------
Income before income taxes                                 1,454        1,181
Applicable income taxes                                      566          465
--------------------------------------------------------------------------------
Net Income                                               $   888      $   716
================================================================================

Net income applicable to common shares                   $   857      $   691
Basic earnings per share                                    1.51         1.22
Diluted earnings per share                                  1.45         1.18
Dividends declared                                           .54          .49
Diluted weighted average common shares outstanding   589,290,740  587,999,286
================================================================================
See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

=============================================================================================================
                                                                                   June 30,   December 31,
Dollars in millions, except share amounts                                              1999           1998
-------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                         $   5,001      $   5,738
Securities (market value:  $10,464 and $10,797)                                      10,461         10,792
Loans                                                                                75,287         69,396
Reserve for credit losses                                                            (1,723)        (1,552)
-------------------------------------------------------------------------------------------------------------
Net loans                                                                            73,564         67,844
-------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                              2,444          3,600
Mortgages held for resale                                                             1,339          3,960
Premises and equipment                                                                1,234          1,229
Mortgage servicing rights                                                             2,630          1,405
Intangible assets                                                                     3,389          3,117
Other assets                                                                          6,886          6,697
-------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 106,948      $ 104,382
=============================================================================================================
Liabilities
Deposits:
  Demand                                                                          $  11,807      $  13,400
  Regular savings, NOW, money market                                                 34,609         34,696
  Time                                                                               19,928         21,582
-------------------------------------------------------------------------------------------------------------
     Total deposits                                                                  66,344         69,678
-------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under
  agreements to repurchase                                                            3,507          4,456
Other short-term borrowings                                                           3,379          4,856
Due to brokers/dealers                                                                3,775          3,975
Long-term debt                                                                       16,436          8,820
Accrued expenses and other liabilities                                                3,767          3,188
-------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               97,208         94,973
-------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock                                                                         691            691
Common stock (571,168,358 shares issued in 1999 and 1998)                                 6              6
Common surplus                                                                        3,346          3,284
Retained earnings                                                                     5,887          5,337
Accumulated other comprehensive (loss)/income                                          (116)           128
Treasury stock, at cost (1,874,302 shares in 1999 and 1,593,005 shares in 1998)         (74)           (37)
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       9,740          9,409
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $ 106,948      $ 104,382
=============================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

===================================================================================================================================
                                                             Common                           Accumulated
                                                           Stock at                                 Other
Six months ended June 30                       Preferred       $.01    Common    Retained   Comprehensive    Treasury
Dollars in millions, except share amounts          Stock        Par   Surplus    Earnings   Income/(Loss)       Stock       Total
===================================================================================================================================
1998
Balance at December 31, 1997                        $691       $  3    $3,329      $4,437           $  97       $(105)     $8,452
Net income                                                                            716                                     716
Other comprehensive income, net of tax:
  Adjustment to unrealized gain on
     securities available for sale                                                                      8                       8
                                                                                                                         --------
Comprehensive income                                                                                                          724

Cash dividends declared on common stock
  ($.49 per share)                                                                   (275)                                   (275)
Cash dividends declared on preferred stock                                            (25)                                    (25)
Common stock issued in connection with
  employee benefit and stock option plans                                 (30)         (2)                         50          18
Treasury stock purchased                                                                                          (33)        (33)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                            $691       $  3    $3,299      $4,851            $105       $ (88)     $8,861
-----------------------------------------------------------------------------------------------------------------------------------

1999
Balance at December 31, 1998                        $691       $  6    $3,284      $5,337            $128       $ (37)     $9,409
Net income                                                                            888                                     888
Other comprehensive income, net of tax:
  Adjustment to unrealized gain on
     securities available for sale                                                                   (244)                   (244)
                                                                                                                         --------
Comprehensive income                                                                                                          644

Cash dividends declared on common stock
   ($.54 per share)                                                                  (307)                                   (307)
Cash dividends declared on preferred stock                                            (25)                                    (25)
Common stock issued in connection with
  employee benefit and stock option plans                                  60          (1)                        (11)         48
Treasury stock purchased                                                                                          (24)        (24)
Other, net                                                                  2          (5)                         (2)         (5)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                            $691       $  6    $3,346      $5,887           $(116)      $ (74)     $9,740
===================================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

======================================================================================================
Six months ended June 30
Dollars in millions                                                               1999          1998
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                     $   888       $   716
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                          131           121
  Amortization and impairment of mortgage servicing rights                         174           253
  Amortization of other intangible assets                                          142           110
  Provision for credit losses                                                      295           210
  Deferred income tax expense                                                      252           142
  Securities gains                                                                 ---           (51)
  Merger-related charges                                                           ---            73
Originations and purchases of mortgages held for resale                        (18,195)      (12,669)
Proceeds from sales of mortgages held for resale                                20,816        11,320
Decrease/(increase) in due from brokers/dealers                                  1,156          (374)
Increase in accrued receivables, net                                              (228)          (88)
(Decrease)/increase in due to brokers/dealers                                     (200)          666
(Decrease)/increase in accrued liabilities, net                                   (105)          288
Other, net                                                                        (627)         (327)
------------------------------------------------------------------------------------------------------
     Net cash flow provided by operating activities                              4,499           390
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                      (1,911)       (3,665)
Proceeds from sales of securities available for sale                               737         1,160
Proceeds from maturities of securities available for sale                          986           489
Purchases of securities held to maturity                                          (572)         (577)
Proceeds from maturities of securities held to maturity                            714           752
Net cash and cash equivalents (paid for)/received from businesses acquired        (613)          380
Net increase in loans                                                             (574)       (2,737)
Purchases of premises and equipment                                                (90)          (92)
Purchases of mortgage servicing rights                                            (472)         (182)
------------------------------------------------------------------------------------------------------
     Net cash flow used in investing activities                                 (1,795)       (4,472)
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net (decrease)/increase in deposits                                             (3,334)          670
Net (decrease)/increase in short-term borrowings                                (2,784)        3,050
Proceeds from issuance of long-term debt                                         3,250         1,718
Repayments of long-term debt                                                      (264)         (564)
Proceeds from the issuance of common stock                                          48            18
Repurchase of common stock                                                         (24)          (33)
Cash dividends paid                                                               (333)         (284)
------------------------------------------------------------------------------------------------------
     Net cash flow (used in)/provided by financing activities                   (3,441)        4,575
------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                              (737)          493
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                 5,738         5,574
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the period                                 $ 5,001       $ 6,067
======================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1. FINANCIAL STATEMENTS

      The unaudited consolidated financial information included herein has been prepared in conformity with the accounting principles and practices in Fleet Financial Group, Inc.'s (Fleet or the corporation) consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the year ended December 31, 1998. The accompanying interim consolidated financial statements contained herein are unaudited. However, in the opinion of the corporation, all adjustments consisting of normal recurring items necessary for a fair statement of the operating results for the periods shown have been made. The results of operations for the six months ended June 30, 1999 may not be indicative of operating results for the year ended December 31, 1999. Certain prior period amounts have been reclassified to conform to current classifications.

NOTE 2. ACQUISITIONS

      On February 1, 1999, the corporation acquired Sanwa Business Credit (Sanwa), a leasing and asset-based lending company from Sanwa Bank, Ltd. Sanwa offers a wide variety of asset-based lending, equipment leasing and vendor finance programs throughout the United States and had approximately $6 billion in assets. Goodwill of approximately $385 million was recorded and is being amortized on a straight-line basis over 25 years.

      On March 14, 1999, the corporation entered into a definitive agreement to merge with BankBoston Corporation (BankBoston). Under the terms of the agreement, BankBoston shareholders will receive 1.1844 shares of Fleet common stock for each share of BankBoston common stock.

      A merger and restructuring-related charge of approximately $650 million after-tax is anticipated to be recorded upon consummation of the merger or shortly thereafter. This charge includes transaction costs, exit costs including severance and facilities-related charges, and accelerated depreciation in excess of normal scheduled depreciation on duplicate systems and excess facilities that will be taken out of service. The corporation also expects to recognize an approximate $60 million after-tax charge to earnings in subsequent periods, related to costs of integrating the two companies.

      In addition, Fleet and BankBoston anticipate that, in order to obtain regulatory approval for the merger, the companies will be required to divest approximately $13 billion of deposits, primarily in the Massachusetts, Connecticut and Rhode Island markets. The corporation expects to complete the merger, which was approved by the stockholders of both companies on August 11, 1999 but remains subject to regulatory approvals, late in the third quarter or early in the fourth quarter of 1999. The transaction will be accounted for under the pooling-of-interests method of accounting.

NOTE 3. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure
================================================================================
Six months ended June 30
Dollars in millions                                         1999          1998
--------------------------------------------------------------------------------
Supplemental disclosure for cash paid
  during the period for:
    Interest expense                                     $ 1,437       $ 1,396
    Income taxes, net of refunds                             456           297
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Supplemental disclosure of noncash
  investing and financing activities:
    Transfer of loans to foreclosed property
       and repossessed equipment                               4             6
    Adjustment to unrealized gain on
       securities available for sale                        (244)            8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Assets acquired and liabilities assumed in
  business combinations were as follows:
    Assets acquired, net of cash and cash
       equivalents received                                6,074         2,845
    Net cash and cash equivalents (paid)/ received          (613)          380
    Liabilities assumed                                    5,460         3,225
================================================================================

NOTE 4. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

      The corporation has adopted Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information by operating segment. The corporation discloses interim segment reporting in the "Lines of Business" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 13-15) of this Form 10-Q.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SUMMARY

================================================================================
                                    Three months            Six months
Dollars in millions,               ended June 30           ended June 30
except per share amounts         1999         1998       1999         1998
--------------------------------------------------------------------------------
Earnings
Net income                    $     450    $     393   $     888    $     716
Net interest income (FTE)(a)      1,031          981       2,073        1,919
--------------------------------------------------------------------------------
Per Common Share
Basic earnings                      .76          .67        1.51         1.22
Diluted earnings                    .74          .65        1.45         1.18
Cash dividends declared             .27         .245         .54          .49
Book value                        15.90        14.39       15.90        14.39
--------------------------------------------------------------------------------
Operating Ratios
Return on average assets           1.65%        1.59%       1.64%        1.51%
Return on common equity           19.38        18.97       19.33        17.51
Efficiency ratio                   57.0         56.8        56.4         56.7
Equity to assets
(period-end)                       9.11         8.80        9.11         8.80
--------------------------------------------------------------------------------
At June 30
Total assets                  $ 106,948    $ 100,713   $ 106,948    $ 100,713
Stockholders' equity              9,740        8,861       9,740        8,861
Nonperforming assets(b)             318          337         318          337
================================================================================
(a) The FTE adjustment included in net interest income was $8 million and $9 million for the three months ended June 30, 1999 and 1998, respectively, and $16 million and $18 million for the six months ended June 30, 1999 and 1998, respectively.

(b) Nonperforming assets and related ratios at June 30, 1999 and 1998 do not include $170 million and $147 million, respectively, of nonperforming assets classified as held for sale by accelerated disposition.

      Fleet reported net income of $450 million, or $.74 per diluted share, in the second quarter of 1999, compared to $393 million, or $.65 per diluted share, in the second quarter of 1998. Return on average assets (ROA) and return on common equity (ROE) were 1.65% and 19.38%, respectively, for the second quarter of 1999, compared to 1.59% and 18.97%, respectively, for the second quarter of 1998. Net income for the first six months of 1999 was $888 million as compared to $716 million for the first six months of 1998. Diluted earnings per share rose 23% to $1.45 for the first six months of 1999 compared with $1.18 earned in the first half of 1998. ROA and ROE for the first six months of 1999 were 1.64% and 19.33%, respectively, compared with 1.51% and 17.51%, respectively, in 1998.

      The six months ended June 30, 1998 included merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the consumer credit card operations of Advanta. Excluding the impact of these charges, the corporation's net income for the first six months of 1998 was $760 million, or $1.25 per diluted share, while ROA and ROE were 1.60% and 18.62%, respectively.

      The increases in net income for both the quarter and year-to-date were largely due to strong growth in many of the corporation's businesses, particularly brokerage and investment services, mortgage banking, investment banking, and credit cards, as well as earnings from the recent acquisitions of Sanwa and Merrill Lynch Specialists, Inc. (MLSI).

INCOME STATEMENT ANALYSIS

Net Interest Income

================================================================================
                                         Three months            Six months
FTE Basis                               ended June 30           ended June 30
Dollars in millions                   1999        1998        1999        1998
--------------------------------------------------------------------------------
Interest income                     $1,783      $1,716      $3,561      $3,310
Tax-equivalent adjustment                8           9          16          18
Interest expense                       760         744       1,504       1,409
--------------------------------------------------------------------------------
Net interest income                 $1,031      $  981      $2,073      $1,919
================================================================================

      Net interest income on a fully taxable equivalent basis (FTE) totaled $1,031 million for the quarter ended June 30, 1999, compared to $981 million for the same period in 1998. The increase was primarily attributable to the inclusion of Sanwa and strong growth in the corporation's commercial loan portfolio.

Net Interest Margin and Interest-Rate Spread

================================================================================
Three months ended June 30                   1999                   1998
FTE Basis                            Average                Average
Dollars in millions                  Balance      Rate      Balance      Rate
--------------------------------------------------------------------------------
Securities                           $10,816      6.48%     $11,099      6.58%
Loans                                 74,528      8.11       66,329      8.68
Mortgages held for resale              2,673      6.99        2,513      7.26
Due from brokers/dealers               3,567      4.16        4,482      4.55
Other                                  1,847      5.40        1,018      3.82
--------------------------------------------------------------------------------
Total interest-earning assets         93,431      7.68       85,441      8.09
--------------------------------------------------------------------------------
Deposits                              50,653      3.20       51,322      3.70
Short-term borrowings                  7,335      3.94        9,005      4.77
Due to brokers/dealers                 4,426      4.32        5,167      4.62
Long-term debt                        15,931      5.93        5,572      7.48
--------------------------------------------------------------------------------
Interest-bearing liabilities          78,345      3.89       71,066      4.20
--------------------------------------------------------------------------------
Interest-rate spread                              3.79                   3.89
Interest-free
sources of funds                      15,086                 14,375
--------------------------------------------------------------------------------
Total sources of funds               $93,431                $85,441
--------------------------------------------------------------------------------
Net interest margin                               4.42%                  4.60%
================================================================================

      The corporation's net interest margin for the second quarter of 1999 was 4.42%. The 18 basis point decrease in net interest margin was primarily attributable to declining yields in the commercial loan and credit card portfolios, as well as a change in the mix of interest-earning assets as a decrease in higher yielding consumer loans, particularly credit card balances, were replaced with higher levels of leases and commercial loans. These items were partially offset by declining rates paid on long-term debt and deposits.

      Average loans increased $8.2 billion to $74.5 billion while the yield declined 57 basis points. The growth in average loans resulted primarily from increases in the commercial and lease financing portfolios as the second quarter of 1999 was positively impacted by the Sanwa acquisition which added approximately $6 billion of average loans and leases. The decline in the yield was principally attributable to the 75 basis point average decrease in the prime rate

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

over the period.

      Average mortgages held for resale increased $160 million, or over 6%, while the yield declined 27 basis points over the second quarter of 1998. The increase in mortgages held for resale was due to continued high loan production volume at Fleet Mortgage and the decline in yield was directly related to changes in the mortgage-rate environment throughout the year.

      The $669 million decrease in average interest-bearing deposits compared to the second quarter of 1998 was primarily attributable to a decrease in average wholesale time deposits as a result of the corporation utilizing longer-term funding vehicles and runoff of wholesale funding acquired as part of the corporation's recent mergers and acquisitions.

      The $1.7 billion decrease in average short-term borrowings was attributable to the corporation adding long-term debt to fund balance sheet growth.

      The $10.4 billion increase in average long-term debt was due primarily to net increases in senior and subordinated debt and capital securities issued during the latter half of 1998 and during 1999 to fund acquisitions and overall asset growth. The 155 basis point decrease in the funding rate was due to the aforementioned debt issued at lower floating rates.

Noninterest Income

================================================================================
                                         Three months              Six months
                                        ended June 30            ended June 30
Dollars in millions                    1999       1998         1999         1998
--------------------------------------------------------------------------------
Investment services revenue          $  264       $220       $  511       $  421
Banking fees and commissions            194        182          387          358
Capital markets revenue                 184        107          333          245
Credit card revenue                     164         98          305          154
Processing-related revenue              159        126          312          186
Other noninterest income                 71         76          147          140
--------------------------------------------------------------------------------
Total noninterest income             $1,036       $809       $1,995       $1,504
================================================================================

      Noninterest income for the second quarter of 1999 increased $227 million to $1,036 million compared to $809 million for the same period of 1998, an increase of 28%, reflecting the corporation's continued focus on developing, acquiring and growing fee-based businesses. Increases were noted in all core revenue categories and reflect revenues achieved from the acquisitions of Sanwa, MLSI, as well as strong growth and volume at Fleet Credit Card Services, Fleet Mortgage, AFSA Data Corporation (AFSA) and Quick & Reilly.

Investment Services Revenue

================================================================================
                                             Three months           Six months
                                            ended June 30         ended June 30
Dollars in millions                        1999       1998       1999       1998
--------------------------------------------------------------------------------
Investment management revenue              $143       $136       $283       $261
Brokerage fees and commissions              121         84        228        160
--------------------------------------------------------------------------------
Total investment services revenue          $264       $220       $511       $421
================================================================================

      Investment services revenue, which includes investment management revenues as well as brokerage fees and commissions, increased $44 million, or 20%, over the second quarter of 1998. Brokerage fees and commissions increased $37 million, or 44%, over the second quarter of 1998, driven by a strong equity market and trading volumes which benefited the brokerage and clearing units of Quick & Reilly. The major components of investment management revenue are as follows:

Investment Management Revenue

================================================================================
                                             Three months           Six months
                                            ended June 30         ended June 30
Dollars in millions                        1999       1998       1999       1998
--------------------------------------------------------------------------------
Private clients group                      $ 58       $ 57       $116       $111
Retail investments                           28         20         54         37
Columbia Management Company                  25         27         49         50
Retirement plan services                     18         17         36         33
Not-for-profit institutional services        12         13         25         25
Other                                         2          2          3          5
--------------------------------------------------------------------------------
Total                                      $143       $136       $283       $261
================================================================================

      Investment management revenue increased 5% in the second quarter of 1999 to $143 million compared to $136 million in the second quarter of 1998. This improvement was largely driven by growth in overall assets under management as well as a 10% increase in the sales of mutual funds and annuities. Assets under management grew 9% to $87 billion at June 30, 1999 from $80 billion at June 30, 1998.

      Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, increased $12 million, or 7%, to $194 million. The increase was due principally to the development of new product packaging and fee schedules, higher levels of ATM and debit card transactions, as well as targeted marketing efforts throughout 1999.

Capital Markets Revenue

================================================================================
                                                  Three months       Six months
                                                 ended June 30     ended June 30
Dollars in millions                              1999     1998     1999     1998
--------------------------------------------------------------------------------
Brokerage market-making revenue                  $ 81     $ 31     $146     $ 62
Venture capital revenue                            45       39       86       69
Investment banking fees                            30       12       44       18
Foreign exchange/interest-rate products            19       19       40       33
Securities trading gains                            9        6       17       12
Securities gains                                   --       --       --       51
--------------------------------------------------------------------------------
Total capital markets revenue                    $184     $107     $333     $245
================================================================================

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Capital markets revenue increased $77 million, or 72%, to $184 million for the quarter ended June 30, 1999, when compared to the same quarter of 1998 primarily driven by increases in brokerage market-making, venture capital and investment banking fees.

      The $50 million rise in brokerage market-making revenue from Fleet's specialists subsidiaries was a result of increased trading volumes and market volatility as well as the acquisition of MLSI during December 1998.

      Venture capital revenue at Fleet Private Equity, the corporation's venture capital business, increased by $6 million when compared to the second quarter of 1998 as the corporation continued to experience gains in this business as a result of the strength of the equity markets. The corporation's ability to continue to experience increases in the value of these venture capital investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

      The $18 million, or 150%, increase in investment banking fees when compared to the second quarter of 1998 was primarily attributable to higher loan syndication activity from increased market penetration as well as increased high yield underwriting activities.

      Credit card revenue rose $66 million, or 67%, over the second quarter of 1998 primarily attributable to acquisitions of various credit card portfolios during the latter half of 1998, a decline in charge-offs within the securitized credit card portfolio, as well as the transfer of credit card loans from the corporation's owned portfolio to the securitized pool.

Processing-Related Revenue

================================================================================
                                                Three months        Six months
                                               ended June 30       ended June 30
Dollars in millions                           1999      1998      1999      1998
--------------------------------------------------------------------------------
Mortgage banking revenue, net                 $ 95      $ 78      $186      $ 96
Student loan servicing fees                     36        30        69        58
Other                                           28        18        57        32
--------------------------------------------------------------------------------
Total processing-related revenue              $159      $126      $312      $186
================================================================================

      Processing-related revenue increased $33 million, or 26%, when compared to the second quarter of 1998 reflecting increases in all components. Student loan servicing fees increased $6 million, or 20%, at AFSA, the corporation's student loan servicing subsidiary. AFSA services 6.6 million accounts nationwide, an increase of 14% from accounts serviced as of June 30, 1998, and is the largest student loan servicer in the United States, with over $55 billion in loans serviced. Other processing-related revenue increased $10 million over the second quarter of 1998, due to strong tax and health care processing revenue.

Mortgage Banking Revenue, Net

================================================================================
                                                 Three months       Six months
                                                ended June 30     ended June 30
Dollars in millions                             1999     1998     1999     1998
--------------------------------------------------------------------------------
Net loan servicing revenue                     $ 133    $ 113    $ 253    $ 230
Mortgage production revenue                       54       58      107       85
Gains on sales of mortgage servicing              --        8       --       34
Mortgage servicing rights amortization           (92)    (101)    (174)    (178)
Impairment charge                                 --       --       --      (75)
--------------------------------------------------------------------------------
Total mortgage banking revenue, net            $  95    $  78    $ 186    $  96
================================================================================

      Net mortgage banking revenue was $95 million in the second quarter of 1999, an increase of $17 million, or 22%, as compared to the second quarter of 1998.

      Loan servicing revenue represents fees received for servicing residential mortgage loans. The $20 million increase in loan servicing revenue was attributable to the corporation receiving a higher servicing spread on mortgage servicing acquired, as well as an increase in the size of the corporation's servicing portfolio. The mortgage servicing portfolio increased $11.4 billion, or 10%, to $127.8 billion at June 30, 1999 compared to $116.4 billion at June 30, 1998.

      Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, decreased $4 million over the second quarter of 1998 as a result of a lower level of gains on sales of loans during the quarter. Loan production volume reached $9.7 billion in the second quarter of 1999 as compared to $9.0 billion in the same period a year ago. In addition, the corporation recorded $8 million of gains on the sales of mortgage servicing rights in the second quarter of 1998, while no such gains were recorded in the second quarter of 1999.

      Mortgage servicing rights (MSRs) amortization declined $9 million to $92 million for the second quarter of 1999 when compared to $101 million for the second quarter of 1998. This decline was the result of a lower level of prepayments in the second quarter of 1999 which had the effect of extending the estimated duration of the MSRs, thereby decreasing amortization expense.

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

================================================================================
                                                  Three months       Six months
                                                 ended June 30     ended June 30
Dollars in millions                              1999     1998     1999     1998
--------------------------------------------------------------------------------
Employee compensation and benefits             $  579   $  482   $1,121   $  926
Equipment                                          81       74      166      154
Occupancy                                          75       75      150      149
Intangible asset amortization                      71       59      142      110
Legal and other professional                       47       34       91       65
Marketing                                          33       35       68       62
Printing and mailing                               27       24       53       46
Telephone                                          24       25       46       46
Other                                             241      209      459      383
--------------------------------------------------------------------------------
Total noninterest expense excluding
  merger-related charges                        1,178    1,017    2,296    1,941
Merger-related charges                             --       --        7       73
--------------------------------------------------------------------------------
Total noninterest expense                      $1,178   $1,017   $2,303   $2,014
================================================================================

      Noninterest expense for the second quarter of 1999 totaled $1.18 billion compared to $1.02 billion for the same period of 1998. The $161 million increase over the second quarter of 1998 was primarily the result of various acquisitions, as well as higher expenses in volume and processing-related businesses, primarily Fleet Mortgage and Quick & Reilly. The corporation's efficiency ratio increased slightly from 56.8% to 57.0% from the second quarter of 1998 to the second quarter of 1999.

      Employee compensation and benefits increased $97 million, or 20%, compared with the second quarter of 1998 due primarily to incentive and volume-related increases in compensation at many of the corporation's businesses, particularly Fleet Mortgage and Quick & Reilly.

      Intangible asset amortization increased $12 million to $71 million when compared to the same period a year ago as a result of goodwill added from acquisitions in 1998 and 1999 as well as the ongoing earnout payment relating to the 1996 NatWest Bancorp acquisition.

      Legal and other professional increased $13 million to $47 million when compared to the second quarter of 1998 as a result of professional fees pertaining to acquisitions.

      Other noninterest expense increased $32 million to $241 million in the second quarter of 1999 primarily attributable to increased volume at the corporation's brokerage and processing-related businesses, and expenses from acquired companies, as well as write-downs relating to equity investments.

Impact of the Year 2000 Issue

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

      The corporation has completed the remediation and testing of its internal systems. The corporation considers itself "Y2K Ready" - meaning 100% of the corporation's internal systems have been successfully remediated, tested and placed back into production and are ready for the Year 2000. The corporation expects to conduct business as usual in the Year 2000 and beyond. This activity continues to track in accordance with the original plan and in accordance with Federal Financial Institutions Examination Counsel (FFIEC) guidelines. The corporation has established a separate test environment to accommodate its Year 2000 testing activity.

      The corporation relies on several vendors and service providers for key business processes. The corporation continues to work closely with these vendors and service providers. Validation of Year 2000 readiness of all the corporation's vendors and service providers continues with a particular focus on alternatives, where possible, for those groups that have been identified as critical. The corporation's senior management has conducted on-site visits and in many cases follow-up discussions with its most critical service providers to further assess their Year 2000 readiness. In addition, the corporation continues to receive written and verbal verification from its critical vendors and service providers as to their Year 2000 readiness. A majority of its critical vendors and service providers have represented themselves to the corporation as Year 2000 compliant. In addition, the corporation has completed necessary testing with the corporation's significant vendors, service providers, and regulatory agencies. Testing with those customers that exchange data electronically with the corporation is underway as necessary.

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

      The corporation had previously established business resumption plans for its lines of business and subsidiaries. These plans have been reviewed and where appropriate have been enhanced to address potential Year 2000 failure scenarios. In addition, a corporate-wide Year 2000 Event Plan has been developed to govern the corporation's activities prior to, during and after the calendar rollover to 2000. The Event Plan has been validated by conducting unit specific structured walk-throughs, employee notification tests and structured plan walk-through between interdependent units. Event Plans will continue to be updated, as appropriate, into the fourth quarter of 1999. In addition to the components listed above, the corporation has validated its approach to Year 2000 Event Planning by conducting an independent assessment of the strategy and process.

      The corporation has also implemented a plan consisting of several components to monitor fiduciary risk. For example, from an investment risk perspective, the corporation is assessing the level of preparedness of corporations in which investments are made on behalf of its customers. This activity will continue throughout 1999.

      The corporation's credit risk associated with borrowers may increase to the extent borrowers are not adequately prepared for the Year 2000. As a result, there may be increases in the corporation's problem loans and credit losses subsequent to Year 2000. However, to mitigate the risk, the corporation assesses quarterly the Year 2000 readiness of material business relationships to which it extends credit. The assessment determines the customers' level of Year 2000 preparedness and their level of dependency on technology. Factored together with the overall credit rating of the customer, the corporation identifies those customers that present an unacceptable risk to the corporation due to Year 2000. Of the material relationships the corporation has assessed, four-tenths of one percent have presently been identified as unacceptable in their level of Year 2000 preparedness and will be required to take action to mitigate their Year 2000 risk. Therefore, we do not expect to experience any major loan loss due to the Year 2000 issue and, at this time, do not expect to adjust the corporation's current loan loss reserves. The corporation will continue to reassess the readiness of customers receiving the unacceptable rating on a quarterly basis throughout 1999 to ensure that the proper steps are being taken.

      As an integral part of the corporation's risk assessment process, the corporation has also assessed its material funds providers. The assessment sought to determine the funds providers' level of Year 2000 preparedness and their level of dependency on technology. Ninety-five percent of material funds providers have been identified as acceptable in their level of Year 2000 preparedness. Utilizing the same process, the corporation also assessed its material funds takers, which include financial institutions to which the corporation provides short-term funds and its material counterparties that have a capital markets relationship with the corporation. One hundred percent of material funds takers and ninety-six percent of material counterparties have been identified as acceptable in their level of Year 2000 preparedness. The corporation will continue to closely monitor these funds providers, funds takers and counterparties throughout 1999.

      The corporation will continue communicating with employees and customers throughout 1999 to discuss its readiness through a variety of communication vehicles: statement messages and inserts; ATM on screen and receipt messages; brochures; direct mail initiatives; direct discussions with customers; seminars; and through the corporation's internet web site (www.fleet.com).

      The corporation continues to approximate that the cost of the Year 2000 project will be $150 million. The corporation incurred $8 million during the second quarter of 1999 and $109 million of expenses since the inception of this project.

Income Taxes

      The corporation recorded income tax expense in the amount of $285 million for the second quarter of 1999 compared with $253 million for the same period a year ago. The effective tax rate was 38.8% and 39.2% for the second quarter of 1999 and 1998, respectively.

Lines of Business

      The corporation is managed along five lines of business: Commercial Financial Services, Retail Banking, Fleet Investment Group, National Financial Services, and Treasury. Management accounting concepts are periodically refined and results are restated to reflect

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

changes in methodology and organizational structure. Prior periods have also been restated to reflect such changes. Net income by business line is shown in the following table.

Net Income by Lines of Business

================================================================================
                                              Three months         Six months
                                             ended June 30       ended June 30
Dollars in millions                         1999      1998      1999      1998
--------------------------------------------------------------------------------
Commercial Financial Services               $150      $110      $297      $215
Retail Banking                                87       112       180       204
Fleet Investment Group                        86        59       169        83
National Financial Services                   82        74       165       114
Treasury                                      23        25        47        61
All Other                                     22        13        30        39
--------------------------------------------------------------------------------
Total                                       $450      $393      $888      $716
================================================================================

Commercial Financial Services

================================================================================
Three months ended June 30,
Dollars in millions                                    1999               1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                               $   419            $   321
  Noninterest income                                    146                100
                                                    -------            -------
  Total revenue                                         565                421
  Provision                                              67                 44
  Noninterest expense                                   251                194
--------------------------------------------------------------------------------
Net income                                          $   150            $   110
--------------------------------------------------------------------------------
Balance sheet data:
  Average total assets                               56,437             43,292
  Average loans                                      49,233             38,991
  Average deposits                                   12,193             11,508
--------------------------------------------------------------------------------
Return on equity                                         18%                21%
================================================================================

      Commercial Financial Services includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, government banking, trade finance and cash management services. Included in these results is the acquisition of Sanwa Business Credit in the first quarter of 1999 which added $6.5 billion to second quarter of 1999 average assets. Commercial Financial Services earned $150 million in the second quarter of 1999. Compared to the second quarter of 1998, earnings increased $40 million, or 36%. Loans increased $10.2 billion, or 26%, influenced by the first quarter of 1999 acquisition of Sanwa, reflecting strong growth within the commercial banking, leasing, asset-based lending, and specialty units. Excluding the Sanwa acquisition, loans grew by 11%, or $4.2 billion. Additionally, a 46% increase in noninterest revenue contributed to earnings growth. Excluding Sanwa, total revenue increased by $74 million due to strong loan growth and increased leasing, corporate finance, trade services and tax processing activities.

Retail Banking

================================================================================
Three months ended June 30,
Dollars in millions                                    1999               1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                               $   437            $   457
  Noninterest income                                    152                161
                                                    -------            -------
  Total revenue                                         589                618
  Provision                                              26                 29
  Noninterest expense                                   403                385
--------------------------------------------------------------------------------
Net income                                          $    87            $   112
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                       9,093             10,093
  Average deposits                                   42,332             42,533
--------------------------------------------------------------------------------
Return on equity                                         20%                26%
================================================================================

      Retail Banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services. The Retail Banking unit earned $87 million in the second quarter of 1999, down from $112 million in the second quarter of 1998. Lower earnings reflect a $7 million post-tax write-down related to an equity investment. In addition, the prior year included a $9 million post-tax gain on the sale of branches. Excluding these items, Retail Banking's second quarter 1999 earnings were $9 million below the prior year, driven primarily by declining loan balances which were partly offset by deposit product enhancements in the second quarter of 1998. Lower levels of deposits reflect a continued migration of customers to alternative higher-rate investment products, partly offset by higher levels of money market accounts due to aggressive pricing strategies. Excluding one-time charges, operating expenses increased by less than 2%, as the retail bank continues to reconfigure distribution channels in a manner consistent with consumer preferences.

Fleet Investment Group

================================================================================
Three months ended June 30,
Dollars in millions                                      1999             1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                 $    52          $    46
  Noninterest income                                      357              262
                                                      -------          -------
  Total revenue                                           409              308
  Provision                                                 1                1
  Noninterest expense                                     263              206
--------------------------------------------------------------------------------
Net income                                            $    86          $    59
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                         4,958            3,898
  Average deposits                                      1,946            2,117
--------------------------------------------------------------------------------
Return on equity                                           24%              22%
--------------------------------------------------------------------------------
Assets Under Management                               $87,148          $80,007
================================================================================

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Fleet Investment Group provides asset management services to institutional and wealthy market clients, retail mutual fund and annuity sales, as well as securities brokerage services. Fleet Investment Group earnings increased $27 million compared to the second quarter of 1998. Higher earnings were driven by strong growth in brokerage and market-making revenues which increased by $87 million at Quick & Reilly. Investment management revenues, which include fees on assets under management and sales of retail investment products and services, grew by $7 million, or 5%, compared to the second quarter of 1998. Increased revenues were partly attributable to the December 1998 acquisition of MLSI as well as increased trading volumes and market volatility. Higher investment management revenues were driven by strong sales of mutual funds and annuity products which increased by 10%, as well as growth in assets under management which climbed to $87 billion in the second quarter of 1999.

National Financial Services

================================================================================
Three months ended June 30,
Dollars in millions                                     1999              1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                 $   94            $  128
  Noninterest income                                     362               280
                                                      ------            ------
  Total revenue                                          456               408
  Provision                                               87                75
  Noninterest expense                                    237               213
--------------------------------------------------------------------------------
Net income                                            $   82            $   74
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                        3,648             4,976
  Average deposits                                     2,462             2,651
--------------------------------------------------------------------------------
Return on equity                                          14%               13%
================================================================================

      National Financial Services includes credit card services, private equity financing, mortgage banking, and student loan processing. The following table presents comparative data for the four principal businesses which comprise this group.

National Financial Services

================================================================================
Three months ended June 30,
Dollars in millions                                          1999          1998
--------------------------------------------------------------------------------
Credit card                                                   $29           $20
Private equity                                                 25            26
Mortgage banking                                               21            23
Student loan processing                                         7             5
--------------------------------------------------------------------------------
Total                                                         $82           $74
================================================================================

      Second quarter 1999 earnings increased $8 million compared to the same quarter of 1998. Higher earnings were predominantly driven by credit card acquisitions and increased student loan processing. Mortgage banking earnings declined $2 million from the second quarter of 1998 to $21 million for the three months ended June 30, 1999, due primarily to gains on the sale of an investment recorded in the second quarter of 1998. Excluding these gains, mortgage banking earnings increased by $4 million from the prior year, as higher revenue from increased originations and production volumes were partly offset by an increase in associated expenses. Private equity's earnings were relatively consistent with the prior year. Private equity earnings will normally fluctuate with the performance of equity markets, as well as with general economic conditions.

Treasury

================================================================================
Three months ended June 30,
Dollars in millions                                       1999             1998
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                                   $   35           $   31
  Noninterest income                                        16               19
                                                        ------           ------
  Total revenue                                             51               50
  Provision                                                  3                4
  Noninterest expense                                       19               16
--------------------------------------------------------------------------------
Net income                                              $   23           $   25
--------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                          7,040            7,312
  Average securities                                     9,668            9,993
  Average deposits                                       8,024            6,953
--------------------------------------------------------------------------------
Return on equity                                            33%              33%
================================================================================

      Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The Treasury unit earned $23 million in the current quarter of 1999, down $2 million due primarily to transactional gains recorded in the second quarter of 1998. Excluding these gains, net income was unchanged.

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

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

---------------------------------------------------------------------------------------------------------------------------------
                                                      June 30, 1999                March 31, 1999            December 31, 1998
                                                      -------------                --------------            -----------------
                                                 Amortized        Market      Amortized        Market     Amortized        Market
Dollars in millions                                   Cost         Value           Cost         Value          Cost         Value
---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies            $   232       $   231        $   268       $   269       $   434       $   437
  Mortgage-backed securities                         8,342         8,172          8,452         8,546         7,784         7,982
  Other debt securities                                552           541            503           504           792           802
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                           9,126         8,944          9,223         9,319         9,010         9,221
---------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                         357           357            331           330           292           292
  Other securities                                     235           235            235           235           211           211
---------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale             9,718         9,536          9,789         9,884         9,513         9,724
---------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity                 925           928          1,084         1,088         1,068         1,073
---------------------------------------------------------------------------------------------------------------------------------
Total securities                                   $10,643       $10,464        $10,873       $10,972       $10,581       $10,797
---------------------------------------------------------------------------------------------------------------------------------

      The amortized cost of securities available for sale increased $205 million to $9.7 billion at June 30, 1999 compared to December 31, 1998. The valuation adjustment on securities available for sale decreased $393 million to an unrealized loss position of $182 million at June 30, 1999, due to an increase in interest rates during the first half of 1999.

Loans

================================================================================
                                            June 30,     March 31,      Dec. 31,
Dollars in millions                             1999          1999          1998
--------------------------------------------------------------------------------
Commercial and industrial                    $39,089       $38,309       $37,167
Lease financing                                8,566         8,625         4,225
Commercial real estate                         6,079         5,641         5,374
Consumer                                      21,553        21,108        22,630
--------------------------------------------------------------------------------
Total loans                                  $75,287       $73,683       $69,396
================================================================================

      Total loans of $75.3 billion at June 30, 1999 increased $5.9 billion from December 31, 1998. The increase was the result of loan growth in the commercial and industrial and lease financing portfolios. This increase was largely due to the acquisition of Sanwa and was partially offset by a decline in the credit card portfolio.

      Commercial and industrial (C&I) loans increased $1.9 billion and lease financings increased $4.3 billion from December 31, 1998 to June 30, 1999 due primarily to the addition of Sanwa loans and leases in the first quarter of 1999.

Consumer Loans

================================================================================
                                            June 30,     March 31,      Dec. 31,
Dollars in millions                             1999          1999          1998
--------------------------------------------------------------------------------
Residential real estate                      $ 9,141       $ 9,151       $ 9,314
Home equity                                    4,292         4,134         4,257
Credit card                                    3,782         3,855         5,673
Student loans                                    679           800           812
Installment/other                              3,659         3,168         2,574
--------------------------------------------------------------------------------
Total                                        $21,553       $21,108       $22,630
================================================================================

      Consumer loans decreased $1.1 billion from December 31, 1998. The decrease was primarily the result of a $1.9 billion decrease in credit card loans as $2.7 billion of credit card receivables were transferred to the securitized portfolio during the first half of 1999 in order to replenish the off-balance sheet securitized credit card pools. In addition, during the first half of 1999, the corporation's credit card subsidiary, Fleet Credit Card Services, continued its strategy of transitioning from primarily a one product portfolio to a multi-product portfolio by replacing promotional rate products with a stable fixed-rate offering, with strong credit quality and lower expected charge-offs and attrition rates. The $1.1 billion increase in installment/other when compared to December 31, 1998 was due to an increase in consumer margin loans as a result of the strong equity markets.

Nonperforming Assets(a) (b)

================================================================================
Dollars in millions                   C&I        CRE       Consumer      Total
--------------------------------------------------------------------------------
Nonperforming loans:
  Current or less than 90 days
     past due                        $165        $12            $ 4       $181
  Noncurrent                           58         16             53        127
Other real estate owned (OREO)          2          2              6         10
--------------------------------------------------------------------------------
Total NPAs June 30, 1999             $225        $30            $63       $318
--------------------------------------------------------------------------------
Total NPAs March 31, 1999            $195        $31            $54       $280
--------------------------------------------------------------------------------
Total NPAs December 31, 1998         $173        $57            $52       $282
================================================================================

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($216 million, $252 million and $234 million at June 30, 1999, March 31, 1999 and December 31, 1998, respectively). Included in the 90 days past due and still accruing interest were $174 million, $196 million and $209 million of consumer and residential loans at June 30, 1999, March 31, 1999 and December 31, 1998, respectively.

(b) Nonperforming assets and related ratios at June 30, 1999, March 31, 1999 and December 31, 1998 do not include $170 million, $187 million and $46 million, respectively, of nonperforming assets classified as held for sale by accelerated disposition.

      Nonperforming assets (NPAs) increased $36 million to $318 million when compared with December 31, 1998, as a $52 million increase in commercial and industrial nonperforming loans (NPLs) and a $16 million increase in consumer NPLs was partially offset by a $25 million decline in commercial real

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

estate NPLs. NPAs at June 30, 1999, as a percentage of total loans and OREO and as a percentage of total assets were .42% and .30%, respectively, compared to
 .41% and .27%, respectively, at December 31, 1998.

      During the quarter the corporation changed its nonaccrual policy in certain segments of the consumer loan portfolio to comply with recently published regulatory guidelines. These loans, which previously had been placed on nonaccrual status at 180 days, are now placed on nonaccrual status at 120 days, thereby resulting in an approximate $12 million increase in consumer NPLs during the quarter.

      During the first half of 1999 the corporation transferred $84 million of loans, primarily C&I loans, to the assets held for sale by accelerated disposition pool which is contained in other assets. Additionally, $62 million of nonperforming leases and asset-backed loans pertaining to the Sanwa acquisition were also transferred to assets held for sale by accelerated disposition in the first quarter. The transfer of these nonperforming loans and leases was in accordance with management's intention to focus appropriate resources on the accelerated disposition of these assets.

Reserve for Credit Loss Activity

================================================================================
Six months ended June 30
Dollars in millions                                       1999            1998
--------------------------------------------------------------------------------
Balance at beginning of year                           $ 1,552         $ 1,432
Loans charged off                                         (367)           (274)
Recoveries of loans charged off                             72              64
--------------------------------------------------------------------------------
     Net charge-offs                                      (295)           (210)
Provision charged against income                           295             210
Acquisitions/Other                                         171             119
--------------------------------------------------------------------------------
Balance at end of period                               $ 1,723         $ 1,551
--------------------------------------------------------------------------------
Ratio of net charge-offs to average loans                  .81%            .66%
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-
  end loans                                               2.29            2.32
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-end
  nonperforming loans                                      559             491
================================================================================

      Fleet's reserve for credit losses increased from $1,552 million at December 31, 1998 to $1,723 million at June 30, 1999. The overall increase in the reserve for credit losses was a result of reserves acquired as part of the Sanwa acquisition. The provision for credit losses for the first six months of 1999 was $295 million, $85 million higher than the first half of 1998. The increase in provision was primarily the result of increased charge-offs in the credit card and lease financing portfolios as well as C&I charge-offs returning to more normalized levels in the second quarter of 1999.

Funding Sources

================================================================================
                                       June 30,       March 31,        Dec. 31,
Dollars in millions                        1999            1999            1998
--------------------------------------------------------------------------------
Deposits:
  Demand                                $11,807         $11,150         $13,400
  Regular savings and NOW                 5,259           5,226           5,399
  Money market                           29,350          29,672          29,297
  Time:
    Domestic                             16,659          18,300          17,764
    Foreign                               3,269           3,285           3,818
--------------------------------------------------------------------------------
Total deposits                           66,344          67,633          69,678
--------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                   960             644           1,857
  Securities sold under agree-
    ments to repurchase                   2,547           2,383           2,599
  Commercial paper                          819             901             943
  Other                                   2,560           1,943           3,913
--------------------------------------------------------------------------------
Total short-term borrowed funds           6,886           5,871           9,312
--------------------------------------------------------------------------------
Due to brokers/dealers                    3,775           3,823           3,975
Long-term debt                           16,436          15,586           8,820
--------------------------------------------------------------------------------
Total                                   $93,441         $92,913         $91,785
================================================================================

      Total deposits decreased $3.3 billion to $66.3 billion at June 30, 1999 when compared to December 31, 1998 due principally to a $1.6 billion decrease in demand deposits as a result of higher seasonal business deposits in December. Additionally, domestic time deposits decreased $1.1 billion due principally to a $705 million decrease in retail CD's resulting from the maturity of promotional CD's with higher rates as well as a $769 million decline in brokered CD's, which matured during the first half of 1999. These brokered CD's had been acquired as a part of the corporation's recent mergers and acquisitions. Foreign time deposits declined $549 million since December 31, 1998 due to seasonal patterns. The $2.4 billion decrease in short-term borrowings since December 31, 1998 was primarily attributable to a $897 million decrease in federal funds purchased, a $501 million decrease in short-term bank notes, and a $461 million decrease in treasury, tax, and loan borrowings.

      Long-term debt increased $7.6 billion to $16.4 billion at June 30, 1999 when compared to December 31, 1998 due to the issuance of debt to fund acquisitions and balance sheet growth.

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

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at June 30, 1999. The following table reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.

                                Estimated Exposure to
        Rate Change              Net Interest Income
      (Basis Points)            (Dollars in millions)
----------------------------------------------------------
          June 30                      1999
----------------------------------------------------------
           +200                       $ (33)
           -200                         (99)
==========================================================

      Net interest income sensitivity to changes in interest rates remained low. Swap transactions executed during the quarter reduced exposure to declining interest rates.

      Gap analysis provides a static view of the maturity and repricing characteristics of the on- and off-balance sheet positions. The interest-rate gap is prepared by scheduling all assets, liabilities and off-balance sheet positions according to scheduled or anticipated repricing or maturity. Interest-rate gap analysis can be viewed as a complement to simulation analysis.

      The corporation's Board limits on interest-rate risk specify that the cumulative one-year gap should be less than 10% of total assets. As of June 30, 1999, the estimated exposure was .3% liability-sensitive (see the following table):

Interest-Rate Gap Analysis

=============================================================================================================================
                                                                           Cumulatively Repriced Within
June 30, 1999                                     3 months      4 to 12     12 to 24      2 to 5      After 5
Dollars in millions, by repricing date             or less       months       months       years        years        Total
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                     $  61,852     $  7,882     $  6,294    $ 11,334     $ 19,586     $106,948
Total liabilities and stockholders' equity         (51,283)      (8,465)      (4,715)     (2,966)     (39,519)    (106,948)
Net off-balance sheet                              (14,494)       4,167        4,753       3,758        1,816           --
-----------------------------------------------------------------------------------------------------------------------------

Periodic gap                                        (3,925)       3,584        6,332      12,126      (18,117)
Cumulative gap                                      (3,925)        (341)       5,991      18,117           --
-----------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total
assets-June 30, 1999                                  (3.7)%       (0.3)%        5.6%       16.9%
-----------------------------------------------------------------------------------------------------------------------------
Cumulative gap as a percent of total
assets-March 31, 1999                                 (0.6)         1.8          6.6        17.5
-----------------------------------------------------------------------------------------------------------------------------

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk-Management Instrument Analysis

============================================================================================================================
                                                                                                             Weighted
                                                                                       Weighted               Average
                                                        Assets-                         Average                Rate
                                             Notional   Liabilities                    Maturity     Fair  ----------------
Dollars in millions                             Value   Hedged                          (Years)    Value  Receive     Pay
============================================================================================================================
Interest-rate risk-management instruments
Interest-rate swaps:
  Receive-fixed/pay-variable                  $12,130   Variable-rate loans
                                                  331   Fixed-rate deposits
                                                2,407   Long-term debt
                                             --------
                                               14,868                                       2.3    $(122)    6.63    5.83%
----------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                   3,050   Long-term debt                       .7        6     5.09    5.13
----------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income            17,918                                       2.0     (116)    6.37    5.71
----------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk-management instruments
Interest-rate swaps:
  Receive-fixed/pay-variable, PO swaps          9,136   Mortgage servicing rights           2.7     (102)    6.48    5.59
Futures contracts:
  Futures                                         240   Mortgage servicing rights            .2       (1)      --      --
Options:
  Interest-rate floors and options on swaps    34,560   Mortgage servicing rights           4.2      140       --(a)   -- (a)
  Interest-rate caps and cap corridors         13,975   Mortgage servicing rights           4.0      229       --(a)   -- (a)
  Call options                                  1,620   Mortgage servicing rights            .2        3       --      --
----------------------------------------------------------------------------------------------------------------------------
  Total options                                50,155                                       4.0      372       --      --
----------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights      59,531                                       3.8      269     6.48    5.59
----------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments             $77,449                                       3.4     $153     6.41%   5.67%
============================================================================================================================

(a) The mortgage banking risk-management interest-rate floors and options on swaps, and interest-rate caps and cap corridors have weighted average strike rates of 4.84% and 6.45%, respectively.

      Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest-rate risk-management instruments is recorded as an adjustment to net interest income. As of June 30, 1999, the corporation had net deferred income of $9.2 million related to terminated interest-rate contracts, which will be amortized over the remaining life of the underlying terminated interest-rate contracts of approximately 5 years. During the second quarter of 1999, the corporation continued to alter its interest-rate risk-management portfolio to limit an increase in asset-sensitivity resulting from balance sheet changes and swap runoff. In particular, $2.6 billion of receive-fixed swaps were added through new transactions, partially offset by maturities of $155 million.

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

      The interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During the second quarter of 1999, net hedge losses of $321 million were deferred and recorded as adjustments to the carrying value of the MSRs and related hedges. At June 30, 1999, the carrying value and fair value of the corporation's MSRs were $2.6 billion and $2.9 billion, respectively.

      In connection with the corporation's management of its MSR hedge program, the corporation terminated (in notional amounts) $2.1 billion of interest-rate floor and options on swaps agreements and $28.6 billion of call options and added $2.5 billion and $27.0 billion of interest-rate floor and options on swaps agreements and call options, respectively, during the second quarter of 1999. Additionally, the corporation terminated $11.8 billion of interest-rate cap corridors and $3.5 billion of interest-rate swap contracts while it added $4.0 billion of interest-rate cap corridors and $2.8 billion of interest-rate swap contracts in its management of the MSR hedge program.

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

      The corporation's Board limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The corporation was in compliance with this limit at June 30, 1999. The following table reflects the corporation's estimated exposure to economic value assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular, the sensitivity of the hedged MSRs, to changes in interest rates can be nonlinear. The estimated exposures did not change significantly from the first quarter, as the composition of the balance sheet remained relatively stable, changes in specific exposures were largely offsetting, and additions of new swaps and investment securities tended to offset the aging of these portfolios. Given the assumption of an immediate interest rate movement with no management intervention, the corporation would be adversely impacted by extreme rate changes in either direction.

                           Estimated Exposure to
        Rate Change               Economic Value
      (Basis Points)        (Dollars in millions)
---------------------------------------------------
          June 30                     1999
---------------------------------------------------
           +200                     $ (553)
           +100                       (190)
           -100                       (255)
           -200                       (658)
---------------------------------------------------

Trading Market Risk

      The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, equity prices, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

      The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily exposure to this market risk was $19.9 million, and the maximum daily exposure was $39.7 million during the second quarter of 1999, consistent with the first quarter of 1999.

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

      Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. Diversification of liquidity sources by maturity, market, product, and counterparty are mandated through ALCO guidelines. The corporation's banking subsidiaries routinely model liquidity under three economic scenarios, two of which involve increasing levels of economic difficulty and financial market strain. Management also maintains a detailed contingency liquidity plan designed to respond either to an overall decline in the condition of the banking industry or a problem specific to Fleet. The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposits, foreign branch deposits, federal funds, collateralized borrowings, and a bank-note program.

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

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      At June 30, 1999 and December 31, 1998, the corporation had commercial paper outstanding of $819 million and $943 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at June 30, 1999, with no outstanding balance under this line of credit.

      Fleet has a shelf registration statement that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities with total amounts of funds available of approximately $1.5 billion at June 30, 1999. Subsequent to June 30, 1999, the corporation issued $215 million of senior notes, bringing the availability of the shelf registration to $1.3 billion.

      As shown in the consolidated statements of cash flows, cash and cash equivalents decreased by $737 million during the first half of 1999. The decrease was due to cash used in investing activities of $1.8 billion and cash used in financing activities of $3.4 billion, offset by cash provided by operating activities of $4.5 billion. Net cash used in investing activities was attributable to a net increase in loans, purchases of mortgage servicing rights and net cash and cash equivalents paid for businesses acquired. Net cash used in financing activities was principally due to a net decrease in deposits and short-term borrowings, partially offset by proceeds from the issuance of long-term debt. Net cash provided by operating activities was primarily the result of net income, a net decrease in mortgages held for resale and a decrease in due from brokers/dealers.

CAPITAL

================================================================================
                                       June 30,       March 31,        Dec. 31,
Dollars in millions                        1999            1999            1998
--------------------------------------------------------------------------------
Risk-adjusted assets                $   110,690     $   111,059     $   104,372
Tier 1 risk-based capital
  (4% minimum)                             7.03%           6.60%           7.08%
Total risk-based capital
  (8% minimum)                            11.19           10.90           11.22
Leverage ratio (4% minimum)                7.25            7.07            7.48
Common equity-to-assets                    8.46            8.40            8.35
Total equity-to-assets                     9.11            9.05            9.01
Tangible common equity-to-assets           5.47            5.35            5.53
Tangible total equity-to-assets            6.13            6.02            6.21
================================================================================

      At June 30, 1999, the corporation exceeded all regulatory required minimum capital ratios as Fleet's Tier 1 and Total risk-based capital ratios were 7.03% and 11.19%, respectively, compared with 6.60% and 10.90%, respectively, at March 31, 1999. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.25% at June 30, 1999 compared with 7.07% at March 31, 1999.

CAUTIONARY STATEMENT

      This Quarterly Report on Form 10-Q contains statements relating to future results of the corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, either nationally or in the states in which the corporation conducts its business; interest rate fluctuations; competitive product and pricing pressures within the corporation's market; equity and bond market fluctuations; personal and corporate customers' bankruptcies; inflation; lower than expected savings associated with mergers and acquisitions and integrations of acquired businesses; lower than expected revenues following mergers and acquisitions; greater than expected negative impact of the proposed divestiture; risks relating to Year 2000 issues (particularly with respect to compliance by third parties on which the corporation relies); adverse legislation or regulatory changes affecting the businesses in which Fleet is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the corporation with the Securities and Exchange Commission.

RECENT ACCOUNTING DEVELOPMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The adoption of this standard may cause volatility in both the income

             PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statement as well as the equity section of the balance sheet. This standard is effective as of January 1, 2001. The impact of this Statement is not estimable and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the corporation as of January 1, 2001.

PART II. OTHER INFORMATION

PART II. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The corporation held a Special Meeting of Stockholders on August 11, 1999.

(b)   Not applicable.

(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, follows.

      Three matters were voted on at the Special Meeting.

1. Approve the Agreement and Plan of Merger between Fleet Financial Group, Inc. and BankBoston Corporation

      The first proposal voted on by the stockholders of the corporation was to approve the Agreement and Plan of Merger between Fleet Financial Group, Inc. and BankBoston Corporation. This proposal was approved with 453,606,921 votes cast for, 6,562,703 votes cast against, 2,108,412 abstentions and 44,578,347 broker non-votes.

2.    Approve an Increase in the Authorized Shares of Fleet Common Stock from
      1.2 Billion to 2.0 Billion

      The second proposal voted on by the stockholders of the corporation was to approve an increase in the authorized shares of Fleet common stock from
      1.2 billion to 2.0 billion. This proposal was approved with 448,410,177 votes cast for, 11,176,014 votes cast against, 2,691,845 abstentions, and 44,578,347 broker non-votes.

3. Approve the Amended and Restated 1994 Performance-Based Bonus Plan for the Chief Executive Officer and Certain other Named Executive Officers

      The third proposal voted on by the stockholders of the corporation was to approve the Amended and Restated 1994 Performance-Based Bonus Plan for the Chief Executive Officer and Certain other Named Executive Officers. This proposal was approved with 476,801,678 votes cast for, 24,144,299 votes cast against and 5,910,406 abstentions. There were no broker non-votes.

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

(b) Four Form 8-K's were filed during the period from April 1, 1999 to the date of the filing of this report.

            - Current Report on Form 8-K dated April 2, 1999 filing the unaudited pro forma condensed combined financial statements and notes thereto for the period ended December 31, 1998 in connection with the proposed merger with BankBoston Corporation.
            - Current Report on Form 8-K dated April 14, 1999 announcing first quarter earnings.
            - Current Report on Form 8-K dated May 14, 1999 filing the unaudited pro forma condensed combined financial statements and notes thereto for the period ended March 31, 1999 in connection with the proposed merger with BankBoston Corporation.
            - Current Report on Form 8-K dated July 14, 1999 announcing second quarter earnings.

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

August 12, 1999