Form 10-Q
period 1999-09-30
FLEET BOSTON CORP
filed 1999-11-12
CIK 50341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 1999

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _____________ to
      _______________

                          Commission File Number 1-6366

                            FLEET BOSTON CORPORATION
             (Exact name of registrant as specified in its charter)

            Rhode Island                                05-0341324
   (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)


             One Federal Street
            Boston, Massachusetts                          02110
   (Address of principal executive office)               (Zip Code)

                                 (617) 346-4000
              (Registrant's telephone number, including area code)

                           Fleet Financial Group, Inc.
                   (Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES |X|                  NO |_|

The number of shares of common stock of the Registrant outstanding as of October 31, 1999 was 915,564,364.

================================================================================

                            FLEET BOSTON CORPORATION
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1999
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

On October 1, 1999, BankBoston Corporation (BankBoston) merged with and into Fleet Financial Group, Inc. (Fleet) in a transaction accounted for as a pooling of interests. Following the merger, Fleet was renamed "Fleet Boston Corporation." Fleet is currently doing business under the name "FleetBoston Financial." Generally accepted accounting principles do not permit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. Therefore, the accompanying unaudited condensed consolidated financial statements for the quarter ended September 30, 1999 include only the accounts and results of Fleet, without giving effect to the merger. Beginning in the fourth quarter of 1999, which will include the date of consummation of the merger (October 1, 1999), financial statements for all periods presented will be restated to include the accounts and results of BankBoston, in accordance with the pooling of interests method of accounting. Supplemental Consolidated Statements of Income and Supplemental Consolidated Balance Sheets that reflect the results of operations and financial position of Fleet and BankBoston as if they were combined as of the earliest period presented are included in Note 6 to the consolidated financial statements.

                                                                           PAGE
                                                                           ----
      PART I.  FINANCIAL INFORMATION

            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   3

            Consolidated Statements of Income
                  Three Months Ended September 30, 1999 and 1998             16
                  Nine Months Ended September 30, 1999 and 1998              17

            Consolidated Balance Sheets
                  September 30, 1999 and December 31, 1998                   18

            Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 1999 and 1998              19

            Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1999 and 1998              20

            Condensed Notes to Consolidated Financial Statements             21

            Overview of Supplemental Consolidated Statements of Income for
                  the Quarter and Nine Months Ended September 30, 1999
                  and 1998                                                   25

          PART II.  OTHER INFORMATION                                        26

          SIGNATURES                                                         27

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 1, 1999, Fleet Financial Group, Inc. (Fleet) completed its merger with BankBoston Corporation in a transaction accounted for as a pooling of interests, and was renamed Fleet Boston Corporation. Since this transaction was consummated after September 30, 1999, this management's discussion and analysis relates to the unaudited consolidated financial statements of Fleet, and does not reflect the merger. Additional information on the merger is included in Notes 1 and 6 to the consolidated financial statements. This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the previously filed Fleet Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, and the Fleet 1998 Annual Report to Stockholders, which is incorporated by reference into Fleet's 1998 Annual Report on Form 10-K.

FINANCIAL SUMMARY
--------------------------------------------------------------------------------------------
                                              Three months                 Nine months
Dollars in millions,                         ended Sept. 30              ended Sept. 30
except per share amounts                   1999          1998          1999          1998
--------------------------------------------------------------------------------------------
Earnings
Net income                             $    438       $   401      $  1,327       $ 1,117
Net interest income (FTE) (a)             1,016           979         3,090         2,898
--------------------------------------------------------------------------------------------
Per Common Share
Basic earnings                              .75           .68          2.25          1.90
Diluted earnings                            .72           .66          2.18          1.84
Cash dividends declared                     .27          .245           .81          .735
Book value                                16.32         14.95         16.32         14.95
--------------------------------------------------------------------------------------------
Operating Ratios
Return on average assets                   1.61%         1.60%         1.63%         1.54%
Return on common equity                   18.59         18.56         19.08         17.87
Efficiency ratio                           56.5          56.7          56.6          56.7
Equity to assets (period-end)              9.22          9.22          9.22          9.22
--------------------------------------------------------------------------------------------
At September 30
Total assets                           $108,399       $99,479      $108,399       $99,479
Stockholders' equity                      9,990         9,175         9,990         9,175
Nonperforming assets (b)                    370           289           370           289
--------------------------------------------------------------------------------------------

(a) The FTE adjustment included in net interest income was $7 million and $9 million for the three months ended September 30, 1999 and 1998, respectively, and $24 million and $27 million for the nine months ended September 30, 1999 and 1998, respectively.

(b) Nonperforming assets and related ratios at September 30, 1999 and 1998 do not include $113 million and $126 million, respectively, of nonperforming assets classified as held for sale by accelerated disposition.

      Fleet had net income of $438 million, or $.72 per diluted share, in the third quarter of 1999, compared to $401 million, or $.66 per diluted share, in the third quarter of 1998. Return on average assets (ROA) and return on common equity (ROE) were 1.61% and 18.59%, respectively, for the third quarter of 1999, compared to 1.60% and 18.56%, respectively, for the third quarter of 1998. Net income for the first nine months of 1999 was $1,327 million compared to $1,117 million for the first nine months of 1998. Diluted earnings per share rose 18% to $2.18 for the first nine months of 1999 compared with $1.84 earned in the first nine months of 1998. ROA and ROE for the first nine months of 1999 were 1.63% and 19.08%, respectively, compared with 1.54% and 17.87%, respectively, in 1998. The nine months ended September 30, 1998 included merger-related charges of $73 million ($44 million post-tax) pertaining to the acquisitions of Quick & Reilly and the domestic consumer credit card operations of Advanta.

      The increases in net income for both the quarterly and year-to-date periods were largely due to strong growth in many of the corporation's businesses, particularly brokerage and investment services, mortgage banking, investment banking, and credit cards, as well as earnings from the recent acquisitions of Sanwa Business Credit (Sanwa) and Merrill Lynch Specialists, Inc. (MLSI).

INCOME STATEMENT ANALYSIS

Net Interest Income
--------------------------------------------------------------------------------------------
                                              Three months                Nine months
FTE Basis                                    ended Sept. 30               ended Sept. 30
In millions                                1999          1998          1999          1998
--------------------------------------------------------------------------------------------
Interest income                          $1,796        $1,729        $5,357        $5,039
Tax-equivalent adjustment                     7             9            24            27
Interest expense                            787           759         2,291         2,168
--------------------------------------------------------------------------------------------
Net interest income                      $1,016        $  979        $3,090        $2,898
--------------------------------------------------------------------------------------------

      Net interest income on a fully taxable equivalent (FTE) basis totaled $1.016 billion for the quarter ended September 30, 1999, compared to $979 million for the same period in 1998. The increase was primarily attributable to the inclusion of the results of Sanwa in 1999 and strong growth in the corporation's commercial loan portfolio.

Net Interest Margin and Interest-Rate Spread
---------------------------------------------------------------------------------------------
Three months ended Sept. 30                       1999                        1998
FTE Basis                               Average                     Average
Dollars in millions                     Balance          Rate       Balance          Rate
---------------------------------------------------------------------------------------------
Securities                              $10,638          6.48%      $10,010          6.62%
Loans                                    76,044          8.05        67,908          8.58
Mortgages held for resale                 1,785          7.47         3,064          7.08
Due from brokers/dealers                  2,903          4.85         3,380          5.25
Other                                     1,656          5.28         1,076          4.59
---------------------------------------------------------------------------------------------
Total interest-earning assets            93,026          7.71        85,438          8.11
---------------------------------------------------------------------------------------------
Deposits                                 48,695          3.16        50,967          3.67
Short-term borrowings                     7,042          4.31         9,051          5.04
Due to brokers/dealers                    3,947          5.05         4,350          5.00
Long-term debt                           18,118          6.02         6,575          7.19
---------------------------------------------------------------------------------------------
Interest-bearing liabilities             77,802          4.03        70,943          4.25
---------------------------------------------------------------------------------------------
Interest-rate spread                                     3.68                        3.86
Interest-free sources of funds           15,224                      14,495
---------------------------------------------------------------------------------------------
Total sources of funds                  $93,026                     $85,438
---------------------------------------------------------------------------------------------
Net interest margin                                      4.34%                       4.58%
---------------------------------------------------------------------------------------------

      The corporation's net interest margin for the third quarter of 1999 was 4.34%. The 24 basis point decrease in net interest margin from the third quarter of 1998 was primarily attributable to declining yields in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the commercial loan and credit card portfolios, as well as a change in the mix of interest-earning assets, as higher yielding consumer loans, particularly credit card balances, were replaced with higher levels of leases, commercial loans and investment securities. These items were partially offset by declining rates paid on long-term debt, short-term borrowings and deposits.

      Average loans increased $8.1 billion to $76 billion, while the yield declined 53 basis points. The growth in average loans resulted primarily from increases in the commercial and lease financing portfolios, as the third quarter of 1999 was positively impacted by the Sanwa acquisition, which added approximately $6 billion of average loans and leases. The decline in the yield was principally attributable to the decrease in short-term rates over the period and the change in the mix of loans discussed above.

      Average mortgages held for resale decreased $1.3 billion, or 42%, over the third quarter of 1998, due to lower production volume at Fleet Mortgage caused by a rise in mortgage rates. The increase in mortgage rates caused yields on mortgages held for resale to increase 39 basis points.

      The $2.3 billion decrease in average interest-bearing deposits compared to the third quarter of 1998 was primarily attributable to a decrease in average retail and wholesale time deposits as a result of the corporation utilizing longer-term funding vehicles as well as the runoff of wholesale funding acquired as part of the corporation's recent mergers and acquisitions. The 51 basis point decline in the rates paid on deposits resulted from a lower interest-rate environment during the third quarter of 1999, in addition to a change in the mix of deposits, as time deposits were replaced with lower-cost money market accounts.

      The $2 billion decrease in average short-term borrowings was attributable to the corporation's addition of long-term debt to fund balance sheet growth.

      The $11.5 billion increase in average long-term debt was due primarily to net increases in senior and subordinated debt and capital securities issued throughout the fourth quarter of 1998 and throughout 1999 in order to fund acquisitions and overall asset growth. The 117 basis point decrease in the funding rate was due to the aforementioned debt being issued at lower floating rates.

Noninterest Income
---------------------------------------------------------------------------------------------
                                                       Three months            Nine months
                                                       ended Sept. 30         ended Sept. 30
In millions                                          1999        1998       1999        1998
---------------------------------------------------------------------------------------------
Investment services revenue                          $243        $210      $ 754       $ 631
Banking fees and commissions                          203         197        590         556
Credit card revenue                                   172         117        477         271
Processing-related revenue                            147         129        459         315
Capital markets revenue                               123         124        456         369
Other noninterest income                               79          66        227         206
---------------------------------------------------------------------------------------------
Total noninterest income                             $967        $843     $2,963      $2,348
---------------------------------------------------------------------------------------------

      Noninterest income for the third quarter of 1999 increased $124 million to $967 million compared to $843 million for the same period in 1998, an increase of 15%, reflecting the corporation's continued focus on developing, acquiring and growing fee-based businesses. Increases were noted in all core revenue categories and reflect revenues achieved from the acquisitions of Sanwa and MLSI, as well as strong growth and volume at Fleet Credit Card Services and Quick & Reilly, coupled with higher servicing volume at Fleet Mortgage.

Investment Services Revenue
---------------------------------------------------------------------------------------------
                                                       Three months          Nine months
                                                      ended Sept. 30        ended Sept. 30
In millions                                          1999        1998       1999        1998
---------------------------------------------------------------------------------------------
Investment management revenue                        $142        $129       $425        $390
Brokerage fees and commissions                        101          81        329         241
---------------------------------------------------------------------------------------------
Total investment services revenue                    $243        $210       $754        $631
---------------------------------------------------------------------------------------------

      Investment services revenue, which includes investment management revenues as well as brokerage fees and commissions, increased $33 million, or 16%, over the third quarter of 1998. Brokerage fees and commissions increased $20 million, or 25%, over the third quarter of 1998, driven by a strong equity market and trading volumes which benefited the brokerage and clearing units of Quick & Reilly. The major components of investment management revenue are as follows:

Investment Management Revenue
---------------------------------------------------------------------------------------------
                                                       Three months           Nine months
                                                      ended Sept. 30         ended Sept. 30
In millions                                          1999        1998       1999        1998
---------------------------------------------------------------------------------------------
Private clients group                                $ 58        $ 53       $173        $164
Retail investments                                     28          20         82          57
Columbia Management Company                            25          25         74          75
Retirement plan services                               18          17         54          50
Not-for-profit institutional services                  12          12         37          37
Other                                                   1           2          5           7
---------------------------------------------------------------------------------------------
Total                                                $142        $129       $425        $390
---------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Investment management revenue increased 10% in the third quarter of 1999 to $142 million compared to $129 million in the third quarter of 1998. This improvement was largely driven by growth in overall assets under management as well as a 22% increase in the sales of mutual funds and annuities. Assets under management grew 15% to $85 billion at September 30, 1999 from $74 billion at September 30, 1998.

Banking Fees and Commissions

      Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, increased $6 million to $203 million.

Credit Card Revenue

      Credit card revenue rose $55 million, or 47%, over the third quarter of 1998, primarily attributable to acquisitions of various credit card portfolios during the latter half of 1998 and a decline in charge-offs within the securitized credit card portfolio.

Processing-Related Revenue
---------------------------------------------------------------------------------------------
                                                        Three months          Nine months
                                                       ended Sept. 30        ended Sept. 30
In millions                                          1999        1998       1999        1998
---------------------------------------------------------------------------------------------
Mortgage banking revenue, net                        $ 88        $ 76       $274        $172
Student loan servicing fees                            35          31        105          89
Other                                                  24          22         80          54
---------------------------------------------------------------------------------------------
Total processing-related revenue                     $147        $129       $459        $315
---------------------------------------------------------------------------------------------

      Processing-related revenue increased $18 million, or 14%, when compared to the third quarter of 1998, reflecting increases in all components. Student loan servicing fees increased $4 million, or 13%, at AFSA, the corporation's student loan servicing subsidiary. AFSA services 6.8 million accounts nationwide, an increase of 11% from accounts serviced as of September 30, 1998, and is the largest student loan servicer in the United States, with over $68 billion in loans serviced. Other processing-related revenue increased slightly over the third quarter of 1998, due to higher tax and health care processing revenue.

Mortgage Banking Revenue, Net
------------------------------------------------------------------------------------------------
                                                        Three months           Nine months
                                                       ended Sept. 30         ended Sept. 30
In millions                                           1999        1998       1999        1998
------------------------------------------------------------------------------------------------
Net loan servicing revenue                            $138        $110       $391        $340
Mortgage production revenue                             38          60        145         145
Gains on sales of mortgage servicing                    --          --         --          34
Mortgage servicing rights amortization                 (88)        (94)      (262)       (272)
Impairment charge                                       --          --         --         (75)
------------------------------------------------------------------------------------------------
Total mortgage banking revenue, net                   $ 88         $76       $274        $172
------------------------------------------------------------------------------------------------

      Net mortgage banking revenue was $88 million in the third quarter of 1999, an increase of $12 million, or 16%, compared to the third quarter of 1998.

      Loan servicing revenue represents fees received for servicing residential mortgage loans. The $28 million increase in loan servicing revenue was primarily the result of an increase in the size of the corporation's servicing portfolio. The mortgage servicing portfolio increased $24.3 billion, or 20%, to $142.8 billion at September 30, 1999 compared to $118.5 billion at September 30, 1998.

      Mortgage production revenue, which includes income derived from the loan origination process and net gains on sales of mortgage loans, decreased $22 million from the third quarter of 1998 as a result of a lower level of gains on sales of loans during the quarter. Loan production volume declined to $7.1 billion in the third quarter of 1999 compared to $9.5 billion in the same period a year ago as a result of a rise in mortgage rates.

      Mortgage servicing rights (MSRs) amortization declined $6 million to $88 million for the third quarter of 1999 when compared to $94 million for the third quarter of 1998. This decline was the result of a lower level of prepayments in the third quarter of 1999, which had the effect of extending the estimated duration of the MSRs, thereby decreasing amortization expense.

Capital Markets Revenue
-------------------------------------------------------------------------------------------------
                                                          Three months            Nine months
                                                          ended Sept. 30          ended Sept. 30
In millions                                              1999       1998        1999        1998
-------------------------------------------------------------------------------------------------
Brokerage market-making revenue                          $ 60       $ 29        $207        $ 92
Venture capital revenue                                    24         21         110          90
Investment banking fees                                    23         11          68          29
Foreign exchange/interest-rate products                    18         19          57          52
Securities trading (losses)/gains                          (2)        24          14          35
Securities gains                                           --         20          --          71
-------------------------------------------------------------------------------------------------
Total capital markets revenue                            $123       $124        $456        $369
-------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital markets revenue was essentially flat compared to the same quarter in 1998. Increases in brokerage market-making, venture capital and investment banking fees were offset by lower trading results and securities gains in the third quarter of 1999 due to the unfavorable interest-rate environment.

      The $31 million rise in brokerage market-making revenue from Fleet's equity specialists businesses was a result of increased trading volumes and market volatility as well as the acquisition of MLSI in December 1998.

      Venture capital revenue at Fleet Private Equity, the corporation's venture capital business, increased by $3 million when compared to the third quarter of 1998, as the corporation continued to experience gains in this business as a result of strength in the equity markets. The corporation's ability to continue to experience increases in the value of these venture capital investments depends on a variety of factors, including the condition of the economy and equity markets. Thus, the likelihood of such gains in the future cannot be predicted.

      Investment banking fees doubled compared to the third quarter of 1998, due primarily to higher loan syndication activity from increased market penetration.

Noninterest Expense
-------------------------------------------------------------------------------------------------
                                                           Three months           Nine months
                                                          ended Sept. 30         ended Sept. 30
In millions                                              1999       1998        1999        1998
-------------------------------------------------------------------------------------------------
Employee compensation and benefits                      $ 548     $  489     $ 1,669      $1,415
Equipment                                                  82         77         248         231
Occupancy                                                  75         75         226         224
Intangible asset amortization                              74         58         216         167
Legal and other professional                               43         41         134         107
Marketing                                                  40         35         107          97
Printing and mailing                                       26         25          80          71
Telephone                                                  25         22          70          68
Other                                                     207        220         673         604
-------------------------------------------------------------------------------------------------
Total noninterest expense excluding
  merger-related charges                                1,120      1,042       3,423       2,984
Merger-related charges                                     --         --          --          73
-------------------------------------------------------------------------------------------------
Total noninterest expense                              $1,120     $1,042      $3,423      $3,057
-------------------------------------------------------------------------------------------------

      Noninterest expense for the third quarter of 1999 totaled $1.1 billion compared to $1.0 billion for the same period in 1998. The $78 million increase over the third quarter of 1998 was primarily the result of various acquisitions, as well as higher expenses at Quick & Reilly due to increased volume. The corporation's efficiency ratio declined slightly from 56.7% in the third quarter of 1998 to 56.5% in the third quarter of 1999.

      Employee compensation and benefits increased $59 million, or 12%, compared with the third quarter of 1998, due primarily to incentive and volume-related increases in compensation at many of the corporation's businesses, particularly Quick & Reilly.

      Intangible asset amortization increased $16 million to $74 million when compared to the same period a year ago, as a result of goodwill added from acquisitions in 1998 and 1999 as well as the ongoing earnout payment relating to the 1996 NatWest Bancorp acquisition.

Income Taxes

      The corporation recorded income tax expense of $280 million for the third quarter of 1999 compared with $250 million for the same period a year ago. The effective tax rate was 39.0% and 38.4% for the third quarter of 1999 and 1998, respectively.

Lines of Business

      The corporation is managed along five lines of business: Commercial Financial Services, Retail Banking, Fleet Investment Group, National Financial Services, and Treasury. Management accounting concepts are periodically refined and results have been restated to reflect changes in methodology and organizational structure. Net income by business line is shown in the following table.

Net Income by Lines of Business
---------------------------------------------------------------------------------------------
                                                     Three months           Nine months
                                                    ended Sept. 30         ended Sept. 30
In millions                                        1999        1998       1999        1998
---------------------------------------------------------------------------------------------
Commercial Financial Services                      $147        $115      $ 444       $ 330
Retail Banking                                      112         109        292         314
Fleet Investment Group                               75          57        240         171
National Financial Services                          73          67        242         150
Treasury                                             24          35         71          96
All Other                                             7          18         38          56
---------------------------------------------------------------------------------------------
Total                                              $438        $401     $1,327      $1,117
---------------------------------------------------------------------------------------------

Commercial Financial Services
---------------------------------------------------------------------------------------
Three months ended September 30,                              1999             1998
In millions
---------------------------------------------------------------------------------------
Income statement data:
  Net interest income                                        $ 416            $ 338
  Noninterest income                                           126               99
                                                             ------           ------
  Total revenue                                                542              437
  Provision for credit losses                                   62               43
  Noninterest expense                                          243              207
  Net income                                                 $ 147            $ 115
---------------------------------------------------------------------------------------
Balance sheet data:
  Average total assets                                      57,361           44,523
  Average loans                                             49,891           40,399
  Average deposits                                          11,864           11,178
---------------------------------------------------------------------------------------
Return on equity                                                17%              21%
---------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Commercial financial services includes traditional commercial banking, national, specialized and asset-based lending, as well as investment banking, government banking, trade finance and cash management services. The 1999 results reflect the first quarter 1999 acquisition of Sanwa, which had $7.4 billion in average assets for the third quarter of 1999. Commercial financial services earned $147 million in the third quarter of 1999, an increase of $32 million, or 28%, compared to the third quarter of 1998. Loan balances increased $9.5 billion, or 23%, significantly influenced by the acquisition of Sanwa, and reflecting strong growth within the commercial banking, commercial real estate, leasing, and specialty units. Excluding the Sanwa acquisition, loans grew by $3.7 billion, or 9%, while revenues increased by $38 million, or 9%, driven by strong loan growth and increased leasing, corporate finance, trade services and tax processing activities.

Retail Banking
---------------------------------------------------------------------------------------
Three months ended September 30,                              1999             1998
In millions
---------------------------------------------------------------------------------------
Income statement data:
  Net interest income                                        $ 445            $ 457
  Noninterest income                                           171              163
                                                             -----            -----
  Total revenue                                                616              620
  Provision for credit losses                                   25               28
  Noninterest expense                                          386              389
  Net income                                                 $ 112            $ 109
---------------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                              8,992            9,870
  Average deposits                                          42,167           42,481
---------------------------------------------------------------------------------------
Return on equity                                                26%              25%
---------------------------------------------------------------------------------------

      Retail banking includes businesses engaged in consumer retail services through branch banking and direct banking units, as well as small business lending and deposit services. The retail banking unit earned $112 million in the third quarter of 1999, up from $109 million in the third quarter of 1998. Higher earnings were driven by increased fee revenues primarily due to higher service charges on deposits and increased merchant fees on credit cards, enhanced by a slightly lower level of operating expenses. The aforementioned increases were partly offset by lower net interest income associated with declining loan and deposit balances, excluding money market deposits, which have grown due to aggressive pricing strategies. Lower levels of deposits reflect a continued migration of customers to alternative higher rate investment products.

Fleet Investment Group
---------------------------------------------------------------------------------------
Three months ended September 30,                              1999             1998
In millions
---------------------------------------------------------------------------------------
Income statement data:
  Net interest income                                        $  53            $  48
  Noninterest income                                           315              252
                                                             -----            -----
  Total revenue                                                368              300
  Provision for credit losses                                    1                1
  Noninterest expense                                          239              203
  Net income                                                 $  75            $  57
---------------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                              5,558            4,020
  Average deposits                                           1,861            2,022
---------------------------------------------------------------------------------------
Return on equity                                                20%              20%
---------------------------------------------------------------------------------------
Assets under management                                    $85,009          $73,675
---------------------------------------------------------------------------------------

        Fleet Investment Group provides asset management services to institutional and high net worth clients, retail mutual fund and annuity sales, and securities brokerage services. Investment group earnings increased $18 million, or 32%, compared to the third quarter of 1998. Higher earnings were driven by strong growth in brokerage market-making revenues, which increased $51 million at Quick & Reilly, while investment management revenues, which include fees on assets under management and sales of retail investment products and services, grew by $13 million, or 10%, compared to the third quarter of 1998. Increased brokerage market-making revenues were partly attributable to the December 1998 acquisition of MLSI, a unit of Quick & Reilly, as well as increased trading volumes and market volatility. Higher investment management revenues were driven by strong sales of mutual funds and annuity products, which increased by 22%, as well as growth in assets under management, which climbed to $85 billion at September 30, 1999, growth of 15% over the same period a year ago.

National Financial Services
---------------------------------------------------------------------------------------
Three months ended September 30,                              1999             1998
In millions
---------------------------------------------------------------------------------------
Income statement data:
  Net interest income                                        $  84            $ 129
  Noninterest income                                           341              271
                                                             -----            -----
  Total revenue                                                425              400
  Provision for credit losses                                   72               72
  Noninterest expense                                          235              219
  Net income                                                 $  73            $  67
---------------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                              3,896            5,474
  Average deposits                                           2,360            2,653
---------------------------------------------------------------------------------------
Return on equity                                                12%              11%
---------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      National financial services includes credit card services, mortgage banking, private equity financing, and student loan processing. The following table presents net income for the four principal businesses that comprise this group.

National Financial Services
-----------------------------------------------------------------------
Three months ended September 30,                1999              1998
In millions
-----------------------------------------------------------------------
Credit card                                      $39               $33
Mortgage banking                                  16                19
Private equity                                    11                 9
Student loan processing                            7                 6
-----------------------------------------------------------------------
Net income                                       $73               $67
-----------------------------------------------------------------------

      Third quarter 1999 earnings increased $6 million compared to the same quarter of 1998. Higher earnings were predominantly driven by fee revenues generated in the credit card business, attributed to an ongoing management focus on the underlying loan portfolio's credit quality. Mortgage banking earnings declined $3 million from the third quarter of 1998 to $16 million, as the higher mortgage rate environment has lowered production, which has reduced the level of mortgage portfolio assets held for sale and associated escrow deposit balances, reducing net interest income levels. Private equity's earnings were up 22% from the prior year driven by the condition of the general economy and financial markets.

Treasury
---------------------------------------------------------------------------------------
Three months ended September 30,                              1999             1998
In millions
---------------------------------------------------------------------------------------
Income statement data:
  Net interest income                                       $   33           $   29
  Noninterest income                                            16               36
                                                            ------           ------
  Total revenue                                                 49               65
  Provision for credit losses                                    3                4
  Noninterest expense                                           18               17
  Net income                                                $   24           $   35
---------------------------------------------------------------------------------------
Balance sheet data:
  Average loans                                              7,092            7,576
  Average securities                                         9,523            9,136
  Average deposits                                           6,780            7,476
---------------------------------------------------------------------------------------
Return on equity                                                34%              47%
---------------------------------------------------------------------------------------

      Treasury is responsible for managing the corporation's securities and residential mortgage portfolios, trading operations, asset-liability management function and wholesale funding needs. The treasury unit earned $24 million in the third quarter of 1999, down $11 million from the same quarter a year ago, primarily due to securities gains recorded in the third quarter of 1998; this decrease was partly offset by an increase in net interest income driven by higher securities balances and overnight investments. Excluding these securities gains, net income increased by $1 million.

All Other

      All Other includes allocated support units, the management accounting control units, and certain transactions or events not driven by specific business lines. Accordingly, earnings in All Other can fluctuate with changes affecting consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units.


ANALYSIS OF FINANCIAL CONDITION

Securities

----------------------------------------------------------------------------------------------------------------------------------
                                                September 30, 1999                June 30, 1999              December 31, 1998
                                                ------------------                -------------              -----------------
                                              Amortized         Market      Amortized         Market      Amortized         Market
In millions                                        Cost          Value           Cost          Value           Cost          Value
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies         $   232        $   229        $   232        $   231        $   434        $   437
  Mortgage-backed securities                      8,084          7,871          8,342          8,172          7,784          7,982
  Other debt securities                             577            559            552            541            792            802
----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                        8,893          8,659          9,126          8,944          9,010          9,221
----------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                      148            147            129            129            100            100
  Other securities                                  463            463            463            463            403            403
----------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale          9,504          9,269          9,718          9,536          9,513          9,724
----------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity            1,117          1,119            925            928          1,068          1,073
----------------------------------------------------------------------------------------------------------------------------------
Total securities                                $10,621        $10,388        $10,643        $10,464        $10,581        $10,797
----------------------------------------------------------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Compared to December 31, 1998, the amortized cost of securities available for sale was relatively unchanged at September 30, 1999. The valuation adjustment of securities available for sale decreased $446 million to an unrealized loss of $235 million at September 30, 1999. This decline generally resulted from an increase in interest rates during the first nine months of 1999.

Loans
----------------------------------------------------------------------------------------------
                                                       Sept. 30,      June 30,       Dec. 31,
In millions                                                 1999          1999           1998
----------------------------------------------------------------------------------------------
Commercial and industrial                                $39,573       $39,089        $37,167
Lease financing                                            8,977         8,566          4,225
Commercial real estate                                     5,867         6,079          5,374
Consumer                                                  22,149        21,553         22,630
----------------------------------------------------------------------------------------------
Total loans                                              $76,566       $75,287        $69,396
----------------------------------------------------------------------------------------------

      Total loans increased $7.2 billion from December 31, 1998 to $76.6 billion at September 30, 1999. The increase was the result of commercial and industrial (C&I) loans increasing $2.4 billion and lease financings increasing $4.8 billion from December 31, 1998 to September 30, 1999, due primarily to the addition of Sanwa loans and leases in the first quarter of 1999, as well as growth in the C&I and lease financing portfolios.

Consumer Loans
----------------------------------------------------------------------------------------------
                                                       Sept. 30,      June 30,       Dec. 31,
In millions                                                 1999          1999           1998
----------------------------------------------------------------------------------------------
Residential real estate                                   $9,356        $9,141         $9,314
Home equity                                                4,521         4,292          4,257
Credit card                                                4,198         3,782          5,673
Student loans                                                675           679            812
Installment/other                                          3,399         3,659          2,574
----------------------------------------------------------------------------------------------
Total                                                    $22,149       $21,553        $22,630
----------------------------------------------------------------------------------------------

      Consumer loans decreased $481 million from December 31, 1998. The decrease was primarily the result of a $1.5 billion decrease in credit card loans, as $4.0 billion of credit card receivables were transferred to the securitized portfolio during the first nine months of 1999 in order to replenish the off-balance sheet securitized credit card pools. In addition, during the first nine months of 1999, the corporation's credit card subsidiary, Fleet Credit Card Services, continued its strategy of transitioning from a primarily one product portfolio to a multi-product portfolio by replacing promotional rate products with a stable fixed-rate offering, with improved credit quality and lower expected charge-offs and attrition rates. The $825 million increase in installment/other when compared to December 31, 1998 was due to an increase in margin loans at Quick & Reilly as a result of the strong equity markets.

Nonperforming Assets(a)(b)
---------------------------------------------------------------------------------------------------
In millions                                         C&I         CRE          Consumer        Total
---------------------------------------------------------------------------------------------------
Nonperforming loans:
  Current or less than 90 days
     past due                                      $194         $ 5               $ 7         $206
  Noncurrent                                         84          24                43          151
Other real estate owned (OREO)                        2           3                 8           13
---------------------------------------------------------------------------------------------------
Total NPAs September 30, 1999                      $280         $32               $58         $370
---------------------------------------------------------------------------------------------------
Total NPAs June 30, 1999                           $225         $30               $63         $318
---------------------------------------------------------------------------------------------------
Total NPAs December 31, 1998                       $173         $57               $52         $282
---------------------------------------------------------------------------------------------------

(a) Throughout this document, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($232 million, $216 million and $234 million at September 30, 1999, June 30, 1999 and December 31, 1998, respectively). Included in the 90 days past due and still accruing interest category were $169 million, $174 million and $209 million of consumer and residential loans at September 30, 1999, June 30, 1999 and December 31, 1998, respectively.

(b) Nonperforming assets and related ratios at September 30, 1999, June 30, 1999 and December 31, 1998 do not include $113 million, $170 million and $46 million, respectively, of nonperforming assets classified as held for sale by accelerated disposition.

      Nonperforming assets (NPAs) increased $88 million to $370 million when compared with December 31, 1998, as a $107 million increase in C&I nonperforming loans (NPLs), principally due to the addition of several large credits during the year, and a $9 million increase in consumer NPLs were partially offset by a $24 million decline in commercial real estate (CRE) NPLs. OREO declined $4 million to $13 million at September 30, 1999 when compared to December 31, 1998. NPAs at September 30, 1999 as a percentage of total loans and OREO and as a percentage of total assets, were .48% and .34%, respectively, compared to .41% and .27%, respectively, at December 31, 1998.

      During the first nine months of 1999, the corporation transferred $84 million of loans, primarily C&I loans, to an assets held for sale by accelerated disposition pool (ADP), which is included in other assets. Additionally, $62 million of nonperforming leases and asset-backed loans pertaining to the Sanwa acquisition were transferred to the ADP in the first quarter of 1999. The transfer of these nonperforming loans and leases was the result of management's decision to accelerate the disposition of these assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Credit Loss Activity
--------------------------------------------------------------------------------
Nine months ended September 30                      1999              1998
Dollars in millions
--------------------------------------------------------------------------------
Balance at beginning of year                       $ 1,552          $ 1,432
Loans charged off                                     (566)            (440)
Recoveries of loans charged off                        113              110
--------------------------------------------------------------------------------
     Net charge-offs                                  (453)            (330)
Provision charged against income                       433              330
Acquisitions/Other                                     172              120
--------------------------------------------------------------------------------
Balance at end of period                           $ 1,704          $ 1,552
--------------------------------------------------------------------------------
Ratio of net charge-offs to average loans              .81%             .67%
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-end
  loans                                               2.22             2.28
--------------------------------------------------------------------------------
Ratio of reserve for credit losses to period-end
  nonperforming loans                                  477              566
--------------------------------------------------------------------------------

      Fleet's reserve for credit losses increased from $1.5 billion at December 31, 1998 to $1.7 billion at September 30, 1999. The increase was a result of reserves acquired as part of the Sanwa acquisition. The provision for credit losses for the first nine months of 1999 was $433 million, $103 million higher than the first nine months of 1998. The increase in provision was primarily the result of increased charge-offs in the credit card and lease financing portfolios as well as an increase in C&I charge-offs from unusually low levels in 1998.

Funding Sources
--------------------------------------------------------------------------------
                                                    Sept. 30, June 30,  Dec. 31,
In millions                                              1999     1999      1998
--------------------------------------------------------------------------------
Deposits:
  Demand                                             $11,579   $11,807   $13,400
  Regular savings and NOW                              4,868     5,259     5,399
  Money market                                        28,967    29,350    29,297
  Time:
    Domestic                                          15,284    16,659    17,764
    Foreign                                            3,276     3,269     3,818
--------------------------------------------------------------------------------
Total deposits                                        63,974    66,344    69,678
--------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                                408       960     1,857
  Securities sold under agreements
    to repurchase                                      2,746     2,547     2,599
  Commercial paper                                     1,191       819       943
  Other                                                2,543     2,560     3,913
--------------------------------------------------------------------------------
Total short-term borrowed funds                        6,888     6,886     9,312
--------------------------------------------------------------------------------
Due to brokers/dealers                                 3,884     3,775     3,975
Long-term debt                                        19,789    16,436     8,820
--------------------------------------------------------------------------------
Total                                                $94,535   $93,441   $91,785
--------------------------------------------------------------------------------

      Total deposits decreased $5.7 billion to $64.0 billion at September 30, 1999 when compared to December 31, 1998, due principally to a $1.8 billion decrease in demand deposits as a result of higher seasonal business deposits in December. Additionally, domestic time deposits decreased $2.5 billion. This decrease was principally the result of a $702 million decrease in retail CD's resulting from the maturity of promotional CD's with higher rates, as well as a $951 million decline in brokered CD's, resulting from maturities during the first nine months of 1999. These brokered CD's had been acquired as a part of the corporation's recent mergers and acquisitions. Foreign time deposits declined $542 million since December 31, 1998 due to seasonal patterns. The $2.4 billion decrease in short-term borrowings since December 31, 1998 was primarily attributable to a $1.5 billion decrease in federal funds purchased, a $500 million decrease in short-term bank notes, and a $736 million decrease in treasury, tax and loan borrowings, as the funding mix of the corporation changed to a longer term tenor.

      Long-term debt increased $11.0 billion to $19.8 billion at September 30, 1999 when compared to December 31, 1998, due to the issuance of debt to fund acquisitions and balance sheet growth, as well as a concerted effort to decrease short-term borrowings.

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

Non-trading Market Risk

      Interest-rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the corporation is exposed. Interest-rate risk is the sensitivity of income and financial position to variations in interest rates.

      The major source of the corporation's non-trading interest-rate risk is the difference in the repricing characteristics of the corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, is a risk to net interest income.

      The corporation's Board of Directors (Board)- approved limits on interest-rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The corporation was in compliance with this limit at September 30, 1999. The following ta-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ble reflects the estimated exposure of the corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates.

         September 30, 1999                           Estimated Exposure to
            Rate Change                                Net Interest Income
           (Basis Points)                                 (In millions)
--------------------------------------------------------------------------------
                +200                                       $ (57)
                -200                                           1
--------------------------------------------------------------------------------

      Net interest income exposure to an immediate +/- 200 bps change in interest rates remains low. The impact of planned merger-related branch divestitures is incorporated in these estimates. Exposure due to the option risk embedded in various core businesses, e.g. refinancing of mortgage loans and withdrawal of noncontractual deposits, is reduced as a result of the divestiture.

Risk-Management Instrument Analysis
------------------------------------------------------------------------------------------------------------------------
                                                                                                                Weighted
                                                                                  Assets-                        Average
September 30, 1999                                                     Notional   Liabilities                   Maturity
Dollars in millions                                                       Value   Hedged                         (Years)
------------------------------------------------------------------------------------------------------------------------
Interest-rate risk-management instruments Interest-rate swaps:
  Receive-fixed/pay-variable                                            $11,975   Variable-rate loans
                                                                            280   Fixed-rate deposits
                                                                          2,499   Long-term debt
                                                                       --------
                                                                         14,754                                      2.1
------------------------------------------------------------------------------------------------------------------------
  Basis swaps                                                             3,050   Long-term debt                      .4
------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                                      17,804                                      1.8
------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk-management instruments Interest-rate swaps:
  Receive-fixed/pay-variable, PO swaps                                    6,836   Mortgage servicing rights          2.6
Futures contracts:
  Futures                                                                    40   Mortgage servicing rights           .2
Options:
  Interest-rate floors and options on swaps                              34,060   Mortgage servicing rights          4.1
  Interest-rate caps and cap corridors                                    9,825   Mortgage servicing rights          4.3
  Other                                                                     300   Mortgage servicing rights           .1
------------------------------------------------------------------------------------------------------------------------
  Total options                                                          44,185                                      4.1
------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights                                51,061                                      3.9
------------------------------------------------------------------------------------------------------------------------
Total risk-management instruments                                       $68,865                                      3.4
------------------------------------------------------------------------------------------------------------------------

                                                                                        Weighted Average
                                                                                              Rate
September 30, 1999                                                     Fair           -------------------
Dollars in millions                                                    Value          Receive        Pay
-------------------------------------------------------------------------------------------------------------
Interest-rate risk-management instruments Interest-rate swaps:

                                                                        $(162)         6.63%         6.24%
-------------------------------------------------------------------------------------------------------------
  Basis swaps                                                               3          5.45          5.54
-------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                                      (159)         6.43          6.12
-------------------------------------------------------------------------------------------------------------
Mortgage banking risk-management instruments Interest-rate swaps:
  Receive-fixed/pay-variable, PO swaps                                   (119)         6.58          5.76
Futures contracts:
  Futures                                                                  --            --            --
Options:
  Interest-rate floors and options on swaps                               133            -- (a)        -- (a)
  Interest-rate caps and cap corridors                                    206            -- (a)        -- (a)
  Other                                                                    --            --            --
-------------------------------------------------------------------------------------------------------------
  Total options                                                           339            --            --
-------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights                                 220          6.58          5.76
-------------------------------------------------------------------------------------------------------------
Total risk-management instruments                                         $61          6.47%         6.02%
-------------------------------------------------------------------------------------------------------------

(a) The mortgage banking risk-management interest-rate floors and options on swaps, and interest-rate caps and cap corridors have weighted average strike rates of 5.07% and 6.52%, respectively.

      Off-balance sheet interest-rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. As of September 30, 1999, the corporation had net deferred income of $8.6 million related to interest-rate contracts, which will be amortized over the remaining life of the underlying contracts of approximately 5 years.

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

      The interest-rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During the third quarter of 1999, net hedge losses of $89 million were recorded as adjustments to the carrying value of the MSRs and related hedges. At September 30, 1999, the carrying value and fair value of the corporation's MSRs were $3.0 billion and $3.3 billion, respectively.

      In connection with the corporation's management of its MSR hedge program, the corporation terminated (in notional amounts) $4.9 billion of interest-rate floor and options on swaps agreements and added $5.4 billion of interest-rate floor and options on swaps agreements during the third quarter of

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999. Additionally, during the quarter the corporation terminated $7.7 billion of interest-rate cap corridors and $4.6 billion of interest-rate swap contracts while it added $3.5 billion of interest-rate cap corridors and $2.3 billion of interest-rate swap contracts, in its management of the MSR hedge program.

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

      The corporation's Board-approved limits on interest-rate risk specify that if interest rates shift immediately up or down 200 basis points, the estimated economic value of equity should decline by less than 10%. The following table reflects the corporation's estimated exposure to economic value assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular, the sensitivity of the hedged MSRs, to changes in interest rates can be nonlinear. Given the assumption of an immediate interest-rate movement with no management intervention, the corporation would be adversely impacted by the following rate changes in either direction.

         September 30, 1999                      Estimated Exposure to
            Rate Change                                 Economic Value
           (Basis Points)                                (In millions)
-------------------------------------------------------------------------
                +200                                         $   (534)
                +100                                             (293)
                -100                                             (297)
                -200                                           (1,020)
-------------------------------------------------------------------------

      The corporation's economic value exposure as of September 30, 1999 is within management guidelines and complies with Board-approved limits. The impact of planned merger-related branch divestitures is incorporated in these estimates. The larger exposure to falling rates results from the sensitivity of MSRs which while, well hedged against modest changes in interest rates, are not currently fully hedged against an immediate and extreme decline in interest rates. Excluding this position, economic value exposure is modest and symmetrical.

Trading Market Risk

      The corporation's trading portfolios are exposed to market risk due to variations in interest rates, currency exchange rates, equity prices, precious metals prices, and related market volatilities. This exposure arises in the normal course of the corporation's business as a financial intermediary.

      The corporation uses an "earnings at risk" (EAR) system, based on an industry-standard risk measurement methodology, to measure the overall market risk inherent in its trading activities. The average daily exposure to this market risk was $17.5 million, and the maximum daily exposure was $21.5 million, during the third quarter of 1999.

Liquidity Risk

      The objective of liquidity risk management is to assure the ability of the corporation and its subsidiaries to meet their financial obligations. These obligations are the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and securitize consumer asset receivables, committed lines of credit and access to capital markets. Liquidity at Fleet is measured and monitored daily, allowing management to better understand and react to balance sheet trends.

      Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits, and wholesale funds. Diversification of liquidity sources by maturity, market, product, and counterparty is mandated through ALCO guidelines. The corporation's banking subsidiaries routinely model liquidity under three economic scenarios, two of which involve increasing levels of economic difficulty and financial market strain. Management also maintains a detailed liquidity contingency plan designed to respond either to an overall decline in the condition of the banking industry or a problem specific to Fleet. The strength of Fleet's liquidity position is a result of its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings, and a bank-note program.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, committed lines of credit and access to the money and capital markets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and earnings trends. The corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and, in the case of nonbanking subsidiaries, funds from the parent company.

      At September 30, 1999 and December 31, 1998, the corporation had commercial paper outstanding of $1.2 billion and $943 million, respectively. The corporation has a backup line of credit to ensure that funding is not interrupted if commercial paper is not available. The total amount of funds available under this agreement was $1 billion at September 30, 1999, with no outstanding balance under this line of credit.

      Fleet has a shelf registration statement that provides for the issuance of common and preferred stock, senior or subordinated debt securities, and other securities, with availability of approximately $852 million at September 30, 1999.

CAPITAL
-------------------------------------------------------------------------------
                                 Sept. 30,         June 30,         Dec. 31,
                                      1999             1999             1998
-------------------------------------------------------------------------------
Risk-adjusted assets
  (in millions)                   $110,991         $108,940         $104,372
Tier 1 risk-based capital
  (4% minimum)                        7.06%            7.03%            7.08%
Total risk-based capital
  (8% minimum)                       11.12            11.19            11.22
Leverage ratio (4% minimum)           7.39             7.25             7.48
Common equity-to-assets               8.58             8.46             8.35
Total equity-to-assets                9.22             9.11             9.01
Tangible common equity-to-
  assets                              5.54             5.47             5.53
Tangible total equity-to-assets       6.20             6.13             6.21
-------------------------------------------------------------------------------

      At September 30, 1999, the corporation exceeded all regulatory required minimum capital ratios, as Fleet's Tier 1 and Total risk-based capital ratios were 7.06% and 11.12%, respectively, compared with 7.03% and 11.19%, respectively, at June 30, 1999. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.39% at September 30, 1999 compared with 7.25% at June 30, 1999.

Impact of the Year 2000 Issue

      The corporation's Year 2000 project has been directed by a Year 2000 Executive Management Steering Committee consisting of its President and Vice Chairmen. The committee provides direct oversight of the Year 2000 initiative and continues to be updated monthly on the project's progress. The corporation's Board of Directors continues to receive formal project updates on a quarterly basis.

      The corporation has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts for both information technology and non-information technology systems and processes. The corporation continues to utilize both internal and external resources to ensure the corporation is prepared for the Year 2000. The corporation will continue to focus on the following key areas during the fourth quarter of 1999: testing, vendor management, event planning and communication with customers. Additionally, the corporation continues to work on high priority new business technological initiatives that it deems critical to its ongoing business success.

      The corporation has completed the remediation and testing of its internal systems, and considers itself "Y2K Ready" - meaning 100% of the corporation's internal systems have been successfully remediated, tested and placed back into production and are ready for the Year 2000. The corporation expects to conduct business as usual in the Year 2000 and beyond. This activity continues to track in accordance with the original plan and in accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines.

      The corporation relies on several vendors and service providers for key business processes. The corporation continues to work closely with these vendors and service providers. Validation of Year 2000 readiness of all the corporation's vendors and service providers continues with a particular focus on alternatives, where possible, for vendors and service providers that have been identified as critical. The corporation's senior management has conducted on-site visits and in many cases follow-up discussions with its most critical service providers to further assess their Year 2000 readiness. All critical vendors and service providers have represented themselves to the corporation as Year 2000 compliant. In addition, the corporation has completed necessary testing with the corporation's significant vendors, service providers, and regulatory agencies. Testing was conducted with selected customers who electronically exchange data with the corporation.

      Until and after the Year 2000 rollover takes place, there can be no assurance that Year 2000 related problems will not occur, particularly problems relative to the Year 2000 readiness of third parties on which the corporation relies. The Year 2000 is an un-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

precedented event. Despite the corporation's efforts to identify and address Year 2000 issues, such issues present risks to the corporation. Such risks include business disruptions, operational problems, financial losses, legal liability, and other similar risks. The corporation's businesses, results of operations, and financial position could be materially adversely affected.

      The corporation had previously established business resumption plans for its lines of business and subsidiaries. These plans have been reviewed and where appropriate have been enhanced to address potential Year 2000 failure scenarios. In addition, a corporate-wide Year 2000 Event Plan has been developed to govern the corporation's activities prior to, during and after the calendar rollover to 2000. The Event Plan has been validated by conducting unit specific structured walkthroughs, employee notification tests and structured plan walk-throughs between interdependent units. Event Plans will continue to be updated, as appropriate, through the fourth quarter of 1999. In addition to the components listed above, the corporation has validated its approach to Year 2000 Event Planning by conducting an independent assessment of the strategy and process.

      The corporation has also implemented a plan consisting of several components to monitor fiduciary risk. For example, from an investment risk perspective, the corporation continues to assess the level of preparedness of underlying equity and fixed income positions executed on behalf of its customers. This activity will continue through year-end 1999.

      The corporation's credit risk associated with borrowers may increase to the extent borrowers are not adequately prepared for the Year 2000. As a result, there may be increases in the corporation's problem loans and credit losses during and subsequent to the Year 2000. However, to mitigate the risk, the corporation has continued to assess quarterly the Year 2000 readiness of material business relationships to which it extends credit. The assessment determines the customers' level of Year 2000 preparedness and their level of dependency on technology. Factored together with the overall credit rating of the customer, the corporation identifies those customers that present an unacceptable risk to the corporation due to the Year 2000. Of the material relationships the corporation has assessed, approximately one percent has presently been identified as unacceptable in their level of Year 2000 preparedness and have been required to take action to mitigate their Year 2000 risk. Therefore, the corporation does not expect to experience any major loan loss due to the Year 2000 issue and, at this time, does not expect to adjust its reserve for credit losses. The corporation will continue to reassess the readiness of customers receiving the unacceptable rating through year-end 1999 to ensure that the proper steps have been taken.

      As an integral part of the corporation's risk assessment process, the corporation has also assessed its material funds providers. The assessment sought to determine the funds providers' level of Year 2000 preparedness and their level of dependency on technology. Ninety-seven percent of material funds providers have been identified as acceptable in their level of Year 2000 preparedness. Utilizing the same process, the corporation also assessed its material funds takers, which include financial institutions to which the corporation provides short-term funds and its material counterparties that have a capital markets relationship with the corporation. One hundred percent of material funds takers and ninety-eight percent of material counterparties have been identified as acceptable in their level of Year 2000 preparedness. The corporation will continue to closely monitor these funds providers, funds takers and counterparties through year-end 1999.

      The corporation will continue communicating with employees and customers through year-end 1999 to discuss its readiness through a variety of communication vehicles: branch posters; displays; take-one brochures; statement messages and inserts; ATM on-screen and receipt messages; direct mail initiatives; direct discussions with customers; seminars; and through the corporation's internet web site (www.fleet.com).

      The corporation continues to anticipate that the cost of the Year 2000 project will be approximately $150 million. The corporation incurred $8 million during the third quarter of 1999 and has incurred $117 million of expenses since the inception of this project.

CAUTIONARY STATEMENT

      This Quarterly Report on Form 10-Q contains statements relating to future results of the corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions, either internationally or in the states in which the corpora-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tion conducts its business; interest-rate and foreign currency fluctuations; competitive product and pricing pressures within the corporation's market; equity and bond market fluctuations; personal and corporate customers' bankruptcies; inflation; lower than expected savings associated with mergers and acquisitions and integrations of acquired businesses (particularly with respect to the BankBoston merger); lower than expected revenues following mergers and acquisitions (particularly with respect to the BankBoston merger); greater than expected negative impact of the regulatory required divestitures in connection with mergers and acquisitions; risks relating to Year 2000 issues (particularly with respect to compliance by third parties on which the corporation relies); adverse legislation or regulatory changes affecting the businesses in which Fleet is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the corporation with the Securities and Exchange Commission.

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

      In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The corporation intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this standard may cause volatility in both the income statement and the equity section of the balance sheet. The impact of this Statement cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the corporation as of January 1, 2001.

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

-----------------------------------------------------------------------
For the three months ended September 30                 1999      1998
In millions, except per share amounts
-----------------------------------------------------------------------
Interest and fees on loans                              $1,577   $1,514
Interest on securities                                     172      164
Other                                                       47       51
-----------------------------------------------------------------------
   Total interest income                                 1,796    1,729
-----------------------------------------------------------------------
Interest expense:
 Deposits                                                  388      471
 Short-term borrowings                                      76      115
 Long-term debt                                            273      118
 Other                                                      50       55
-----------------------------------------------------------------------
    Total interest expense                                 787      759
-----------------------------------------------------------------------
Net interest income                                      1,009      970
-----------------------------------------------------------------------
Provision for credit losses                                138      120
-----------------------------------------------------------------------
Net interest income after provision for credit losses      871      850
-----------------------------------------------------------------------
Noninterest income:
 Investment services revenue                               243      210
 Banking fees and commissions                              203      197
 Credit card revenue                                       172      117
 Processing-related revenue                                147      129
 Capital markets revenue                                   123      124
 Other                                                      79       66
-----------------------------------------------------------------------
    Total noninterest income                               967      843
-----------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                        548      489
 Equipment                                                  82       77
 Occupancy                                                  75       75
 Intangible asset amortization                              74       58
 Legal and other professional                               43       41
 Other                                                     298      302
-----------------------------------------------------------------------
    Total noninterest expense                            1,120    1,042
-----------------------------------------------------------------------
Income before income taxes                                 718      651
Applicable income taxes                                    280      250
-----------------------------------------------------------------------
Net Income                                              $  438   $  401
-----------------------------------------------------------------------

Net income applicable to common shares                  $  426   $  388
Basic earnings per share                                   .75      .68
Diluted earnings per share                                 .72      .66
Dividends declared                                         .27     .245
Diluted weighted average common shares outstanding       589.1    587.1
-----------------------------------------------------------------------
     See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

--------------------------------------------------------------------------------
For the nine months ended September 30                          1999      1998
In millions, except per share amounts
--------------------------------------------------------------------------------
Interest and fees on loans                                     $4,693     $4,372
Interest on securities                                            523        506
Other                                                             141        161
--------------------------------------------------------------------------------
   Total interest income                                        5,357      5,039
--------------------------------------------------------------------------------
Interest expense:
 Deposits                                                       1,215      1,383
 Short-term borrowings                                            229        305
 Long-term debt                                                   710        311
 Other                                                            137        169
--------------------------------------------------------------------------------
    Total interest expense                                      2,291      2,168
--------------------------------------------------------------------------------
Net interest income                                             3,066      2,871
--------------------------------------------------------------------------------
Provision for credit losses                                       433        330
--------------------------------------------------------------------------------
Net interest income after provision for credit losses           2,633      2,541
--------------------------------------------------------------------------------
Noninterest income:
 Investment services revenue                                      754        631
 Banking fees and commissions                                     590        556
 Credit card revenue                                              477        271
 Processing-related revenue                                       459        315
 Capital markets revenue                                          456        369
 Other                                                            227        206
--------------------------------------------------------------------------------
    Total noninterest income                                    2,963      2,348
--------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                             1,669      1,415
 Equipment                                                        248        231
 Occupancy                                                        226        224
 Intangible asset amortization                                    216        167
 Legal and other professional                                     134        107
 Other                                                            930        913
--------------------------------------------------------------------------------
    Total noninterest expense                                   3,423      3,057
--------------------------------------------------------------------------------
Income before income taxes                                      2,173      1,832
Applicable income taxes                                           846        715
--------------------------------------------------------------------------------
Net Income                                                     $1,327     $1,117
--------------------------------------------------------------------------------

Net income applicable to common shares                         $1,283     $1,079
Basic earnings per share                                         2.25       1.90
Diluted earnings per share                                       2.18       1.84
Dividends declared                                                .81       .735
Diluted weighted average common shares outstanding              588.9      587.6
--------------------------------------------------------------------------------
     See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                            September 30,                    December 31,
In millions, except share amounts                                                    1999                            1998
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                         $ 4,771                         $ 5,738
Securities (market value:  $10,388 and $10,797)                                    10,386                          10,792
Loans                                                                              76,566                          69,396
Reserve for credit losses                                                          (1,704)                         (1,552)
-------------------------------------------------------------------------------------------------------------------------
Net loans                                                                          74,862                          67,844
-------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                            2,856                           3,600
Mortgages held for resale                                                           1,030                           3,960
Premises and equipment                                                              1,232                           1,229
Mortgage servicing rights                                                           2,965                           1,405
Intangible assets                                                                   3,487                           3,117
Other assets                                                                        6,810                           6,697
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $108,399                        $104,382
-------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Demand                                                                          $11,579                         $13,400
  Regular savings, NOW, money market                                               33,835                          34,696
  Time                                                                             18,560                          21,582
-------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                63,974                          69,678
-------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase          3,154                           4,456
Other short-term borrowings                                                         3,734                           4,856
Due to brokers/dealers                                                              3,884                           3,975
Long-term debt                                                                     19,789                           8,820
Accrued expenses and other liabilities                                              3,874                           3,188
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             98,409                          94,973
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock                                                                       691                             691
Common stock (571,168,358 shares issued in 1999 and 1998)                               6                               6
Common surplus                                                                      3,343                           3,284
Retained earnings                                                                   6,162                           5,337
Accumulated other comprehensive (loss) income                                        (151)                            128
Treasury stock, at cost (1,544,972 shares in 1999 and 1,593,005 shares in 1998)       (61)                            (37)
-------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                     9,990                           9,409
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                       $108,399                        $104,382
-------------------------------------------------------------------------------------------------------------------------

     See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

-------------------------------------------------------------------------------------------------------------------------


Nine months ended September  30                         Preferred           Common           Common            Retained
In millions, except per share amounts                       Stock            Stock          Surplus            Earnings
-------------------------------------------------------------------------------------------------------------------------
1998
Balance at December 31, 1997                                 $691               $3           $3,329              $4,437
Net income                                                                                                        1,117
Other comprehensive income, net of tax:
  Change in net unrealized gain on securities available
     for sale

Comprehensive income

Cash dividends declared on common stock
  ($.735 per share)                                                                                                 (414)
Cash dividends declared on preferred stock                                                                          (38)
Common stock issued in connection with employee
  benefit and stock option plans                                                                (32)
Treasury stock purchased
Two-for-one common stock split                                                   3               (3)
Other,  net                                                                                      (2)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                $691               $6           $3,292              $5,102
-------------------------------------------------------------------------------------------------------------------------

1999
Balance at December 31, 1998                                 $691               $6           $3,284              $5,337
Net income                                                                                                        1,327
Other comprehensive income, net of tax:
  Change in net unrealized gain on securities available
     for sale

Comprehensive income

Cash dividends declared on common stock
   ($.81 per share)                                                                                                (461)
Cash dividends declared on preferred stock                                                                          (38)
Common stock issued in connection with employee
  benefit and stock option plans                                                                 56                   2
Treasury stock purchased
Other, net                                                                                        3                  (5)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                $691               $6           $3,343              $6,162
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                   Accumulated
                                                                         Other
Nine months ended September  30                                  Comprehensive            Treasury
In millions, except per share amounts                             Income (Loss)               Stock               Total
-------------------------------------------------------------------------------------------------------------------------
1998
Balance at December 31, 1997                                              $ 97               $(105)             $8,452
Net income                                                                                                       1,117
Other comprehensive income, net of tax:
  Change in net unrealized gain on securities available
     for sale                                                               83                                      83
                                                                                                     ------------------
Comprehensive income                                                                                             1,200

Cash dividends declared on common stock
  ($.735 per share)                                                                                                (414)
Cash dividends declared on preferred stock                                                                         (38)
Common stock issued in connection with employee
  benefit and stock option plans                                                                60                  28
Treasury stock purchased                                                                       (51)                (51)
Two-for-one common stock split                                                                                      --
Other,  net                                                                                                         (2)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                                            $ 180                $(96)             $9,175
-------------------------------------------------------------------------------------------------------------------------

1999
Balance at December 31, 1998                                             $ 128                $(37)             $9,409
Net income                                                                                                       1,327
Other comprehensive income, net of tax:
  Change in net unrealized gain on securities available
     for sale                                                             (279)                                   (279)
                                                                                                     ------------------
Comprehensive income                                                                                             1,048

Cash dividends declared on common stock
   ($.81 per share)                                                                                               (461)
Cash dividends declared on preferred stock                                                                         (38)
Common stock issued in connection with employee
  benefit and stock option plans                                                                 3                  61
Treasury stock purchased                                                                       (24)                (24)
Other, net                                                                                      (3)                 (5)
-------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                                            $(151)               $(61)             $9,990
-------------------------------------------------------------------------------------------------------------------------

     See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

------------------------------------------------------------------------------------------------------------------
Nine months ended September 30
In millions                                                                          1999                   1998
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                         $1,327                 $1,117
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                             196                    184
  Amortization and impairment of mortgage servicing rights                            262                    347
  Amortization of other intangible assets                                             216                    167
  Provision for credit losses                                                         433                    330
  Deferred income tax expense                                                         556                    185
Originations and purchases of mortgages held for resale                           (23,805)               (20,964)
Proceeds from sales of mortgages held for resale                                   26,735                 19,852
Decrease in due from brokers/dealers                                                  744                    262
Increase in accrued receivables, net                                                 (137)                  (218)
Decrease in due to brokers/dealers                                                    (91)                    (9)
(Decrease) increase in accrued expenses and other liabilities, net                   (209)                   297
Other, net                                                                         (1,069)                (1,105)
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                      5,158                   445
------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchases of securities available for sale                                         (1,994)                (3,963)
Proceeds from sales of securities available for sale                                  777                  2,436
Proceeds from maturities of securities available for sale                           1,252                    763
Purchases of securities held to maturity                                           (1,063)                (1,024)
Proceeds from maturities of securities held to maturity                             1,013                  1,171
Net cash and cash equivalents (paid for) received from businesses acquired           (613)                   380
Net increase in loans                                                              (2,009)                (3,954)
Purchases of premises and equipment                                                  (136)                  (137)
Purchases of mortgage servicing rights                                               (749)                  (319)
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                         (3,522)                (4,647)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                           (5,704)                  (366)
Net (decrease) increase in short-term borrowings                                   (2,782)                 1,339
Proceeds from issuance of long-term debt                                            7,374                  3,486
Repayments of long-term debt                                                       (1,034)                  (618)
Proceeds from the issuance of common stock                                             61                     28
Repurchase of common stock                                                            (24)                   (51)
Cash dividends paid                                                                  (494)                  (431)
------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities                           (2,603)                 3,387
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                            (967)                  (815)
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                    5,738                  5,574
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $4,771                 $4,759
------------------------------------------------------------------------------------------------------------------

     See accompanying Condensed Notes to Consolidated Financial Statements.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 1. BASIS OF PRESENTATION

      On October 1, 1999, BankBoston Corporation (BankBoston) merged with and into Fleet Financial Group, Inc. (Fleet or the Corporation) in a transaction accounted for as a pooling of interests, and Fleet was renamed Fleet Boston Corporation. Generally accepted accounting principles do not permit giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. The accompanying unaudited condensed consolidated financial statements for the quarter ended September 30, 1999 include only the accounts and results of Fleet. Beginning in the fourth quarter of 1999, which will include the date of consummation of the merger (October 1, 1999), financial statements for all periods presented will be restated to include the accounts and results of BankBoston in accordance with the pooling of interests method of accounting.

      The unaudited consolidated financial statements included herein have been prepared on a basis consistent with the audited consolidated financial statements of Fleet included in its 1998 Annual Report on Form 10-K, and should be read in conjunction with that report. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information presented herein have been made. Certain prior period amounts have been reclassified to conform to current period classification.

NOTE 2. EARNINGS PER SHARE

A summary of the corporation's calculation of earnings per share follows:

----------------------------------------------------------------------------------------------------------------
For the three months ended September 30,                     1999                               1998
----------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts       BASIC             DILUTED          BASIC          DILUTED
----------------------------------------------------------------------------------------------------------------
Equivalent shares:
Average shares outstanding                        569,523,007      569,523,007      567,650,764      567,650,764
Additional shares due to:
  Stock options                                            --        7,228,649               --        7,138,826
  Warrants                                                 --       12,371,186               --       12,298,448
----------------------------------------------------------------------------------------------------------------
Total equivalent shares                           569,523,007      589,122,842      567,650,764      587,088,038
================================================================================================================
Earnings per share
Net income                                               $438             $438            $ 401             $401
Less preferred stock dividends                            (12)             (12)             (13)             (13)
================================================================================================================
Adjusted net income                                      $426             $426             $388             $388
================================================================================================================

Total equivalent shares                           569,523,007      589,122,842      567,650,764      587,088,038
================================================================================================================

Earnings per share                                      $ .75             $.72             $.68             $.66
================================================================================================================

----------------------------------------------------------------------------------------------------------------
For the nine months ended September 30,                     1999                               1998
----------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts        BASIC          DILUTED            BASIC          DILUTED
----------------------------------------------------------------------------------------------------------------
Equivalent shares:
Average shares outstanding                        569,204,017      569,204,017      567,873,966      567,873,966
Additional shares due to:
  Stock options                                            --        7,180,886               --        7,363,594
  Warrants                                                 --       12,553,392               --       12,363,078
----------------------------------------------------------------------------------------------------------------
Total equivalent shares                           569,204,017      588,938,295      567,873,966      587,600,638
----------------------------------------------------------------------------------------------------------------
Earnings per share
Net income                                             $1,327           $1,327           $1,117           $1,117
Less preferred stock dividends                            (44)             (44)             (38)             (38)
----------------------------------------------------------------------------------------------------------------
Adjusted net income                                    $1,283           $1,283           $1,079           $1,079
----------------------------------------------------------------------------------------------------------------

Total equivalent shares                           569,204,017      588,938,295      567,873,966      587,600,638
================================================================================================================

Earnings per share                                      $2.25            $2.18            $1.90            $1.84
================================================================================================================

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE 3. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure
------------------------------------------------------------------------------------------------------
Nine months ended September 30                                               1999             1998
In millions
------------------------------------------------------------------------------------------------------
Supplemental disclosure for cash paid during the period for:
    Interest                                                               $2,241           $2,143
    Income taxes, net of refunds                                              603              386
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Supplemental disclosure of noncash investing and financing activities:
    Transfer of loans to foreclosed property
       and repossessed equipment                                                6                9
    Change in net unrealized gain on
       securities available for sale                                         (279)              83
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Assets acquired and liabilities assumed in business combinations:
    Assets acquired, net of cash and cash
       equivalents received                                                 6,073            2,845
    Net cash and cash equivalents (paid) received                            (613)             380
    Liabilities assumed                                                     5,460            3,225
------------------------------------------------------------------------------------------------------

NOTE 4. BUSINESS SEGMENT INFORMATION

      The corporation reports information about its operating segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Information about the corporation's operating segments for the current quarter is included in the "Lines of Business" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 6-8) of this Form 10-Q.

NOTE 5. ACQUISITIONS

      On February 1, 1999, the corporation acquired Sanwa Business Credit (Sanwa), a leasing and asset-based lending company, from Sanwa Bank, Ltd. Sanwa offers a wide variety of asset-based lending, equipment leasing and vendor finance programs throughout the United States and had approximately $6 billion in assets at the date of acquisition. Goodwill of approximately $385 million was recorded and is being amortized on a straight-line basis over 25 years. Sanwa's results of operations are included in the accompanying consolidated financial statements from the date of acquisition.

NOTE 6. SUBSEQUENT EVENT

      On October 1, 1999, the corporation completed its merger with BankBoston. Under the terms of the merger agreement, BankBoston shareholders received 1.1844 shares of Fleet common stock for each share of BankBoston common stock. Fleet issued approximately 353 million shares of its common stock in exchange for substantially all of the outstanding common shares of BankBoston. The transaction was accounted for under the pooling-of-interests method of accounting.

      In connection with the merger, a merger and restructuring-related charge originally estimated to be approximately $650 million after-tax is expected to be recorded in the fourth quarter of 1999. This charge includes transaction costs, exit costs including severance and facilities-related charges, and accelerated depreciation in excess of normal scheduled depreciation on duplicate systems and excess facilities that will be taken out of service. The corporation also expects to recognize approximately $60 million of after-tax costs in subsequent periods, related to the ongoing cost of integrating the two companies. The merger and restructuring-related charge and subsequent period costs continue to be evaluated, and could change as the integration of the two companies is completed. In connection with regulatory approval of the transaction, the companies have agreed to divest approximately $13 billion of deposits and $9 billion of loans, primarily in the Massachusetts, Connecticut and Rhode Island markets. It is anticipated that these divestitures will occur during the first half of 2000.

      The following tables present supplemental consolidated statements of income and supplemental consolidated balance sheets that reflect the results of operations and financial position of Fleet and BankBoston as if they were combined as of the beginning of the earliest period presented.

      Certain historical information has been reclassified to conform to current period classification. The supplemental consolidated financial statements do not reflect the anticipated merger and restructuring-related costs expected to be recorded in connection with the merger, or the expected divestiture of deposits and loans discussed above. The supplemental consolidated financial statements are not necessarily indicative of actual financial position or results of operations that may be achieved in the future.

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                            FLEET BOSTON CORPORATION
                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                               Quarter Ended       Nine Months Ended
                                                                September 30         September 30
In millions, except per share amounts                        1999       1998        1999        1998
-----------------------------------------------------------------------------------------------------
Interest and fees on loans and leases                      $2,644      $2,605      $7,821      $7,506
Interest on securities and trading assets                     428         384       1,271       1,172
Other                                                         226         150         586         498
-----------------------------------------------------------------------------------------------------
  Total interest income                                     3,298       3,139       9,678       9,176
-----------------------------------------------------------------------------------------------------
Interest expense:
Deposits of domestic offices                                  582         658       1,788       1,947
Deposits of international offices                             276         273         829         822
Short-term borrowings                                         332         352         886         960
Long-term debt                                                358         206         968         540
Other                                                          50          55         137         168
-----------------------------------------------------------------------------------------------------
   Total interest expense                                   1,598       1,544       4,608       4,437
-----------------------------------------------------------------------------------------------------
Net interest income                                         1,700       1,595       5,070       4,739
-----------------------------------------------------------------------------------------------------
Provision for credit losses                                   228         180         688         590
-----------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses       1,472       1,415       4,382       4,149
-----------------------------------------------------------------------------------------------------
Noninterest income:
  Capital markets revenue                                     471         231       1,371         806
  Banking fees and commissions                                391         347       1,115         984
  Investment services revenue                                 363         298       1,108         881
  Credit card revenue                                         193         135         542         311
  Processing-related revenue                                  146         128         457         311
  Net gains on sales of business units                         --          --          50         165
  Other                                                       128          93         358         330
-----------------------------------------------------------------------------------------------------
    Total noninterest income                                1,692       1,232       5,001       3,788
-----------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                        1,053         937       3,196       2,585
  Occupancy                                                   143         133         425         392
  Equipment                                                   128         118         384         352
  Intangible asset amortization                                88          70         259         200
  Legal and other professional                                 68          69         206         177
  Marketing and public relations                               70          68         199         190
  Other                                                       466         437       1,363       1,263
-----------------------------------------------------------------------------------------------------
    Total noninterest expense                               2,016       1,832       6,032       5,159
-----------------------------------------------------------------------------------------------------
Income before income taxes                                  1,148         815       3,351       2,778
Applicable income taxes                                       437         309       1,279       1,076
-----------------------------------------------------------------------------------------------------
Net income                                                 $  711      $  506      $2,072      $1,702
-----------------------------------------------------------------------------------------------------

Net income applicable to common shares                     $  698      $  492      $2,028      $1,655
Basic earnings per share                                      .76         .54        2.20        1.81
Diluted earnings per share                                    .74         .52        2.15        1.76
Diluted weighted average common shares outstanding          946.5       938.1       945.0       938.2
-----------------------------------------------------------------------------------------------------

                           FLEET FINANCIAL GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                            FLEET BOSTON CORPORATION
                    SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                              Sept. 30,          Dec. 31,
In millions, except share amounts                                                                  1999              1998
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                                            $   8,829         $  10,941
Federal funds sold and securities purchased under agreements to resell                            2,504             2,566
Trading assets                                                                                    6,050             4,364
Securities (market value: $24,708 and $23,379)                                                   24,708            23,369
Loans and leases                                                                                119,772           112,094
Reserve for credit losses                                                                        (2,515)           (2,306)
--------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                            117,257           109,788
--------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                          2,856             3,600
Mortgages held for resale                                                                         1,052             4,068
Premises and equipment                                                                            2,501             2,549
Mortgage servicing rights                                                                         2,965             1,405
Intangible assets                                                                                 4,252             3,906
Other assets                                                                                     12,321            11,338
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $ 185,295         $ 177,894
--------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits:
  Domestic:
    Noninterest bearing                                                                       $  22,775         $  25,200
    Interest bearing                                                                             72,487            75,585
  International:
    Noninterest bearing                                                                           1,262             1,144
    Interest bearing                                                                             16,660            16,249
--------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             113,184           118,178
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                        7,232             9,697
Other short-term borrowings                                                                      10,057             9,479
Trading liabilities                                                                               3,358             2,326
Due to brokers/dealers                                                                            3,884             3,975
Long-term debt                                                                                   25,240            14,411
Accrued expenses and other liabilities                                                            6,883             5,624
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          169,838           163,690
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock                                                                                     691               691
Common stock (934,598,514 shares issued in 1999 and 935,155,537 shares issued in 1998)                9                 9
Common surplus                                                                                    4,749             4,706
Retained earnings                                                                                10,466             9,210
Accumulated other comprehensive income:
  Net unrealized (loss) gain on securities available for sale                                       (43)              109
  Cumulative translation adjustments                                                                 (6)              (14)
Treasury stock, at cost (12,389,762 shares in 1999 and 16,215,465 shares in 1998)                  (409)             (507)
--------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                  15,457            14,204
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $ 185,295         $ 177,894
--------------------------------------------------------------------------------------------------------------------------

                           FLEET BOSTON CORPORATION
         OVERVIEW OF SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Fleet Boston Corporation (Fleet Boston) net income was $711 million, or $.74 per diluted share, for the third quarter of 1999, compared to net income of $506 million, or $.52 per diluted share, earned in the third quarter of 1998. For the nine months ended September 30, 1999, Fleet Boston earned $2.1 billion, or $2.15 per diluted share, compared to $1.7 billion, or $1.76 per diluted share, for the same period in 1998.

      Net interest income totaled $1.7 billion during the third quarter of 1999, up $105 million from the third quarter of 1998. The increase was principally attributable to strong growth of interest earning assets, the purchase of Sanwa Credit earlier this year, and growth in Latin America, primarily from wider spreads. Fleet Boston's net interest margin was 4.21%, down 12 basis points from the third quarter of 1998, related principally to the growth of the commercial loan portfolio at lower spreads. Net interest income and net interest margin were $5.1 billion and 4.27%, respectively, for the nine month period ending September 30, 1999 and $4.8 billion and 4.40%, respectively, for the same period in 1998.

      Noninterest income in the third quarter of 1999 totaled $1.7 billion, up 37%, or $460 million from the same period in 1998, due primarily to strong gains in the capital markets, investment services and credit card revenue categories. Capital markets revenue doubled to $471 million as a result of gains in market-making revenue from the equity specialists business, strong private equity gains, as well as higher investment banking fees at Robertson Stephens. Investment services revenue increased 22% to $363 million driven by strong transactional volume, which benefited Fleet Boston's brokerage and clearing units at Quick & Reilly. Credit card revenue increased $58 million over the prior year's third quarter, which was attributable to the acquisition of various credit card portfolios during 1998 and a decline in charge-offs within the securitized portfolio. For the nine month period ending September 30, 1999, noninterest income increased 32% to $5.0 billion when compared to $3.8 billion for the same period in 1998, as Fleet Boston continues to experience growth in all major business lines as well as the benefit of a number of acquisitions, principally Robertson Stephens.

      Noninterest expense in the third quarter of 1999 totaled $2.0 billion, up $184 million from the third quarter of 1998. The increase was due primarily to the impact of various acquisitions, including Robertson Stephens and Sanwa, in addition to incentive- and volume-related increases in compensation at many of Fleet Boston's businesses that delivered strong revenue growth. In the third quarter of 1998, Fleet Boston incurred $80 million of costs associated with the acquisition of Robertson Stephens and $45 million of charges related to the realignment of other businesses. Noninterest expense increased to $6.0 billion for the first nine months of 1999 when compared to $5.2 billion for the same period of 1998 as a result of various acquisitions made throughout 1998 and 1999 as well as an increase in incentive compensation driven by higher revenue.

PART II.  OTHER INFORMATION

ITEM 6.

(a)   Exhibit Index

      Exhibit
      Number
      ------
        3             Restated Articles of Incorporation of the Registrant
        4*            Instruments defining the rights of security holders,
                        including debentures
        10            Employment agreement between the Registrant and
                        Robert J. Higgins
        12            Statement re: computation of ratios
        27            Financial data schedule

* Registrant has no instruments defining the rights of holders of equity or debt securities where the amount of securities authorized thereunder exceeds 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

(b) Seven Current Reports on Form 8-K were filed during the period from July 1, 1999 to the date of the filing of this report.

      - Current Report on Form 8-K dated July 14, 1999 announcing second quarter earnings of Fleet Financial Group, Inc.

      - Current Report on Form 8-K dated August 12, 1999 filing the unaudited pro forma condensed combined financial statements and notes thereto of Fleet Boston Corporation for the period ended June 30, 1999 in connection with the merger with BankBoston Corporation.

      - Current Report on Form 8-K dated September 7, 1999 announcing the divestiture agreement between Fleet, BankBoston and Sovereign Bancorp.

      - Current Report on Form 8-K dated September 30, 1999 announcing that the Board of Directors rescinded its prior authority, granted in October 1998, to repurchase up to $1.5 billion of common stock.

      - Two Current Reports on Form 8-K dated October 1, 1999 both announcing the closing of the merger between Fleet and BankBoston.

      - Current Report on Form 8-K dated October 20, 1999 announcing third quarter earnings of Fleet Boston Corporation and an 11% increase in the quarterly common stock - dividend to $.30 per common share.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Fleet Boston Corporation
                            ------------------------
                                  (Registrant)

                              /s/ Eugene M. McQuade
                              ---------------------
                                Eugene M. McQuade
                                Vice Chairman and
                             Chief Financial Officer

                             /s/ Robert C. Lamb, Jr.
                             -----------------------
                               Robert C. Lamb, Jr.
                                   Controller

November 12, 1999