Form 10-K
period 1999-12-31
FLEET BOSTON CORP
filed 2000-03-09
CIK 50341

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-6366
                          -----------------------------
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

8.00% Trust Originated Preferred Securities issued by Fleet Capital
   Trust I, Guaranteed by Fleet Boston Corporation                                        New York Stock Exchange


7.05% Trust Originated Preferred Securities issued by Fleet Capital
   Trust III, Guaranteed by Fleet Boston Corporation                                      New York Stock Exchange


7.17% Trust Originated Preferred Securities issued by Fleet Capital
   Trust IV, Guaranteed by Fleet Boston Corporation                                       New York Stock Exchange


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

     As of February 29, 2000, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $24.3 billion.

     The number of shares of common stock of the Registrant outstanding as of February 29, 2000 was 902,784,913.

================================================================================


                       DOCUMENTS INCORPORATED BY REFERENCE

     Pertinent extracts from Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

     Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                      TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

                DESCRIPTION                                                                              PAGE NUMBER
                -----------                                                                              -----------

 Part 1.       Item 1.        Business................................................                           2-7
                              -  Line of Business Information.........................                  17-21, 55-56
                              -  Management's Discussion and Analysis of Financial
                                 Condition and Results of Operations..................                         11-37
                              -  Acquisitions and Divestitures........................                         46-48
                              -  Capital..............................................                     36, 63-64
                              -  Dividends............................................                  35-36, 63-64
                              -  Statistical Disclosure by Bank Holding Companies.....           6-7, 10, 22-27, 36,
                                                                                                   44-45, 49-50, 52,
                                                                                                               66-68
               Item 2.        Properties..............................................                             7
               Item 3.        Legal Proceedings.......................................                         7, 63
               Item 3A.       Executive Officers of the Corporation...................                           8-9
               Item 4.        Submission of Matters to a Vote of Security Holders.....                             9
 Part II.      Item 5.        Market for the Registrant's Common Stock and Related
                              Stockholder Matters.....................................                         9, 66
               Item 6.        Selected Financial Data.................................                            10
               Item 7.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.....................                         11-37
               Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                   27-34, 38
               Item 8.        Financial Statements and Supplementary Data.............                     38-65, 67
               Item 9.        Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosure.....................                            69
 Part III.     Item 10.       Directors and Executive Officers of the Registrant......                      8-9, 69*
               Item 11.       Executive Compensation..................................                           69*
               Item 12.       Security Ownership of Certain Beneficial Owners and
                              Management..............................................                           69*
               Item 13.       Certain Relationships and Related Transactions..........                           70*
 Part IV.      Item 14.       Exhibits, Financial Statement Schedules and Reports on
                              Form 8-K................................................                  40-43, 70-75
               Signatures.............................................................                            76

              *The information required by this Item is incorporated by
               reference to the Corporation's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

     On October 1, 1999, BankBoston Corporation ("BankBoston") merged with Fleet Financial Group, Inc. ("Fleet") (the "Merger"). Following the Merger, Fleet was renamed Fleet Boston Corporation (the "Corporation"), and is currently doing business under the name "FleetBoston Financial". The Merger was accounted for as a pooling of interests and, as such, financial information included in this Report presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented. In connection with obtaining regulatory approvals for the Merger, the Corporation agreed to divest $13 billion of deposits and $9 billion of loans. These divestitures will occur in 2000, and are expected to result in an annualized reduction of net income of approximately $160 million, part of which will impact 2000.

     On February 1, 2000, the Office of the Comptroller of the Currency (the "OCC") approved the Corporation's application to merge Fleet National Bank, BankBoston, N.A. ("BKB"), Fleet Bank, National Association ("FBNA") and certain other banking and trust subsidiaries of the Corporation. On March 1, 2000, Fleet National Bank was merged into BKB, with the name of the surviving bank changed to "Fleet National Bank" ("FNB"). The Corporation intends to consummate the remaining bank mergers in stages throughout 2000.

     The Corporation is a diversified financial services company organized under the laws of the State of Rhode Island. The Corporation is a legal entity separate and distinct from its subsidiaries, assisting such subsidiaries by providing financial resources and management. At December 31, 1999, the Corporation was the eighth largest bank holding company in the United States in terms of total assets, with total assets of $190.7 billion, total deposits of $114.9 billion and total stockholders' equity of $15.3 billion. As of that date, the Corporation had approximately 59,200 employees.

     The Corporation is engaged in a general commercial banking and investment management business throughout the states of Rhode Island, New York, Connecticut, Massachusetts, New Jersey, Maine, and New Hampshire and internationally, principally in Latin America, through its principal banking subsidiaries: FNB and FBNA. Each of these subsidiary banks is a member of the Federal Reserve System, and the domestic deposits of each are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law.

     The Corporation also provides, through its subsidiaries, a variety of financial services, including institutional and investment banking, cash management, trade services, export finance, mortgage banking, corporate finance, asset-based lending, commercial lending, real estate lending, government banking, investment management services, equipment leasing, credit cards, discount brokerage services, student loan processing and full-service banking in leading Latin American markets.

     The Corporation is managed along three principal business lines: Global Banking and Financial Services, Commercial and Retail Banking and the National Consumer Group. These business lines, including their operating results and other key financial measures, are more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Report under Item 7, and in Note 14 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

     For discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and its management of off-balance sheet exposure and the risks inherent in its businesses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

     This Report, as well as other written or oral communications made from time to time by the Corporation (including, without limitation, the Corporation's 1999 Summary Annual Report to Stockholders), may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, either domestically or internationally; interest rate and currency fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and bond market fluctuations; personal and corporate customers' bankruptcies; inflation; lower than expected revenues following mergers, acquisitions and integrations of acquired businesses, including the Merger; lower than expected cost savings in connection with the Merger; greater than expected negative impact of the divestitures required to obtain regulatory approval of the Merger; technological changes, including the impact of the Internet on the Corporation's businesses; adverse legislation or regulatory changes affecting the businesses in which the Corporation is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission (the "SEC").

     The executive office of the Corporation is located at One Federal Street, Boston, Massachusetts, 02110 (telephone (617) 346-4000).

COMPETITION

     The Corporation's subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other non-bank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in the Northeast, throughout the United States and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.

     One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national and regional level. The Corporation continues to implement strategic initiatives focused on expanding its core businesses and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities. The Corporation analyzes each of its businesses in the context of customer demands, competitive advantages, industry dynamics and growth potential.

     For additional information with regard to the Corporation's acquisition and divestiture activities, refer to Note 2 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

SUPERVISION AND REGULATION

      The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals, rather than for the protection of security holders.

      Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Corporation and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

General

      As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the Bank Holding Company Act, bank holding companies generally may not acquire ownership or control of any company, including a bank, without the prior approval of the Federal Reserve Board.

      Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, as amended, limit borrowings by the Corporation and its non-bank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between the Corporation and its non-bank subsidiaries, on the one hand, and its affiliate insured depository institutions, on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arm's length terms.

      In addition to bank regulatory provisions, the Corporation and its subsidiaries are also affected by the fiscal and monetary policies of the U.S. federal government and the Federal Reserve Board, and by various other domestic and international governmental requirements and regulations.

Liability for Bank Subsidiaries

      Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

      The Corporation's principal domestic banks are FDIC-insured depository institutions. As such, they can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     "Default" generally is defined as the appointment of a conservator or receiver and "in danger of default" generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Capital Requirements

      Information concerning the Corporation and its subsidiaries with respect to capital requirements is incorporated by reference from Note 20, "Regulatory Matters," of the "Notes to Consolidated Financial Statements" included under
Item 8 of this Report, and from the "Capital Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and its implementing regulations established five capital categories for insured depository institutions -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Pursuant to the authority granted under FDICIA, U.S. bank regulatory agencies were empowered to impose progressively more restrictive constraints on the operations, management and capital distributions of an insured depository institution, depending on the category in which an institution is classified. Unless a banking institution is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized banking institution must develop a capital restoration plan and its parent bank holding company must guarantee the bank's or thrift's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan.

      As of December 31, 1999, each of the Corporation's banking subsidiaries was well capitalized, based on the prompt corrective action guidelines. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the OCC's, or the FDIC's, prompt corrective action regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

Dividend Restrictions

      Various U.S. federal and state statutory provisions limit the amount of dividends the Corporation's banking subsidiaries can pay to the Corporation without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; and (2) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

      The approval of the Federal Reserve Board is required for any dividend by a state-chartered bank that is a member of the Federal Reserve System (a "state member bank") if the total of all dividends declared by the bank in any calendar year would exceed the total of its net profits, as defined by regulatory agencies, for that year, combined with its retained net profits for the preceding two years. A state member bank may not pay a dividend in an amount greater than its net profits then on hand. A U.S. federal savings bank is required to file an application with the Office of Thrift Supervision (the "OTS") prior to the payment of any dividends if the total amount of all dividends and other capital distributions for the current calendar year paid by a U.S. federal savings bank exceeds its net income for that year as well as its retained net income for the preceding two years. A prior notice to the OTS is required if, among other things, a U.S. federal savings bank is proposing to pay a dividend that would reduce the amount of, or retire any of part of, its common or preferred stock or retire any part of any debt instruments which are included in its capital for purposes of OTS regulations.

      U.S. federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice. The ability of the Corporation's banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

      At December 31, 1999, approximately $1.4 billion of the total stockholders' equity of the Corporation's banking subsidiaries was available for payment of dividends to the Corporation, without approval by the applicable regulatory authority. Additional information concerning the Corporation and its banking subsidiaries with respect to dividends is incorporated by reference from
Note 19, "Commitments, Contingencies and Other Disclosures," and Note 20, "Regulatory Matters," of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report, and the "Liquidity Risk" and "Capital

Management" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

Deposit Insurance Assessments

      The deposits of each of the Corporation's domestic banks are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and/or the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank's capitalization and
(2) supervisory evaluations provided to the FDIC by the institution's primary U.S. federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

      Currently, the annual insurance premiums on bank deposits insured by the BIF and the SAIF vary between $0.00 per $100 of deposits, for banks classified in the highest category, to $0.27 per $100 of deposits for banks classified in the lowest category.

      The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF and the SAIF (in addition to assessments currently imposed on depository institutions with respect to BIF- and SAIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates at $0.01184 per $100 annually for BIF-assessable deposits and $0.05920 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations. The Corporation's banks held approximately $97 billion and $3 billion, respectively, of BIF-assessable and SAIF-assessable deposits as of December 31, 1999.

Depositor Preference Statute

      In the liquidation or other resolution of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over other general unsecured claims against that institution, including federal funds and letters of credit.

Interstate Banking and Branching

      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements:

       (1) bank holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state;

       (2) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company; and

       (3) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices through the purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

      The Corporation is currently relying upon the provisions of Riegle-Neal to consolidate certain of its banking subsidiaries under a single charter, and may in the future rely upon Riegle-Neal to acquire banks in additional states.

Control Acquisitions

      The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

      In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Recent Legislation

      On November 12, 1999, President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "GLB Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order is (1) financial in nature, (2) incidental to any such financial activity, or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The GLB Act makes significant changes in U.S. banking law, principally by repealing the restrictive provisions of the 1933 Glass-Steagall Act. The GLB Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve Board under section 4(c)(8) of the Bank Holding Company Act. The GLB Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act. On February 14, 2000, the Corporation filed a letter with the Federal Reserve Bank of Boston electing to be treated as a financial holding company under the GLB Act. The Corporation anticipates that the Federal Reserve Board will act affirmatively on the Corporation's election by March 13, 2000, which would make the election effective on March 13, 2000.

      National banks are also authorized by the GLB Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank's capital outstanding investments in financial subsidiaries). The GLB Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

      The GLB Act also contains a number of other provisions that will affect the Corporation's operations and the operations of all financial institutions. One of the new provisions relates to the financial privacy of consumers, authorizing federal banking regulators to adopt rules that will limit the ability of banks and other financial entities to disclose non-public information about consumers to non-affiliated entities. These limitations are expected to require more disclosure to consumers, and in some circumstances, to require consent by the consumer before information is allowed to be provided to a third party.

      At this time, the Corporation is unable to predict the impact the GLB Act may have upon its or its subsidiaries' financial condition or results of operations.

Future Legislation

      Changes to the laws and regulations in the states and countries where the Corporation and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon its or its subsidiaries' financial condition or results of operations.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

      The following information, included under Items 6, 7 and 8 of this Report, is incorporated by reference herein:

          "Consolidated Average Balances/Interest Earned-Paid/Rates 1997-1999" table - presents average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

          "Rate/Volume Analysis" table - presents changes in the taxable equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

          Note 3, "Securities," of the "Notes to Consolidated Financial Statements" and "Securities" table included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses information regarding book values, market values, maturities, and weighted average yields of securities (by category).

          Note 4, "Loans and Leases," of the "Notes to Consolidated Financial Statements" - discloses distribution of loans of the Corporation.

          "Loans and Leases Maturity" table and "Interest Sensitivity of Loans and Leases Over One Year" table - presents maturities and sensitivities of loans to changes in interest rates.

          Note 6, " Nonperforming Assets" and Note 1, "Summary of Significant Accounting Policies - Loans and Leases" of the "Notes to Consolidated Financial Statements" - discloses information on nonaccrual and past due loans and leases and the Corporation's policy for placing loans on nonaccrual status.

          "Loans and Leases" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses information regarding cross-border outstandings and other loan concentrations of the Corporation.

          "Reserve for Credit Losses" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" - presents an analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management's judgment in determining the amount of additions to the reserve charged to operating expense.

          "Consolidated Average Balances/Interest Earned-Paid/Rates 1997-1999" table and the "Funding Sources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses deposit information.

          "Selected Financial Highlights" - presents return on assets, return on equity, dividend payout ratio, and equity-to-assets ratio.

          Note 9, "Short-Term Borrowings," of the "Notes to Consolidated Financial Statements" - discloses information on short-term borrowings of the Corporation.

ITEM 2.  PROPERTIES

     The Corporation maintains its corporate headquarters at One Federal Street, Boston, Massachusetts. The Corporation or its subsidiaries also maintain principal offices at 100 Federal Street and 75 State Street, Boston, Massachusetts, 100 and 111 Westminster Street and One BankBoston Plaza, Providence, Rhode Island and 777 Main Street and 100 Pearl Street, Hartford, Connecticut. During 1999, the Corporation purchased 100 Federal Street, Boston, Massachusetts from the lessor. The Corporation or its subsidiaries also maintain administration and operations centers located in: Kingston, Melville, Utica, Albany, West Seneca and Menands, New York; Boston, Dedham, Waltham and Malden, Massachusetts; Moosic and Horsham, Pennsylvania; Milwaukee, Wisconsin; Providence, East Providence and Lincoln, Rhode Island; and Hartford and Windsor, Connecticut.

     In Latin America, where FNB will continue to operate under the corporate name "BankBoston, N.A." ("BankBoston"), BankBoston maintains banking headquarters in Buenos Aires, Argentina, and Sao Paulo, Brazil. In 1997, BankBoston entered into a contract to construct a new headquarters building in Argentina, to be located near the existing headquarters. Construction began in the first quarter of 1998 and is expected to be completed in the third quarter of 2000. In addition, in September 1998, BankBoston acquired an undeveloped site in Sao Paulo, Brazil. Construction of a new corporate office building commenced in July 1999 and is expected to be completed in the fourth quarter of 2001.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

ITEM 3.  LEGAL PROCEEDINGS

     Information regarding legal proceedings of the Corporation is incorporated by reference herein from Note 19, "Commitments, Contingencies and Other Disclosures" of the "Notes to Consolidated Financial Statements," included under
Item 8 of this Report.

ITEM 3A.  EXECUTIVE OFFICERS OF THE CORPORATION

     The names, positions, ages and business experience during the past five years of the executive officers of the Corporation as of March 1, 2000 are set forth below. The term of office of each executive officer extends until the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders, and until a successor is chosen and qualified, unless they sooner resign, retire, die or are removed.

                                                                                                     AGE AS OF
NAME                               POSITIONS WITH THE CORPORATION                                   MARCH 1, 2000
----                               ------------------------------                                   -------------
Terrence Murray................    Chairman and Chief Executive Officer                                  60
Charles K. Gifford.............    President and Chief Operating Officer                                 57
Robert J. Higgins..............    President of Commercial and Retail Banking                            54
Henrique C. Meirelles..........    President of Global Banking and Financial Services                    54
David L. Eyles.................    Vice Chairman and Chief Credit Officer                                60
Paul F. Hogan..................    Vice Chairman, Corporate and Investment Banking                       55
Peter J. Manning...............    Vice Chairman                                                         61
Eugene M. McQuade..............    Vice Chairman and Chief Financial Officer                             51
H. Jay Sarles..................    Vice Chairman, National Financial Services,
                                     and Chief Administrative Officer                                    54
Joseph Smialowski..............    Vice Chairman, Technology and Operations                              51
Bradford H. Warner.............    Vice Chairman, Investment Services                                    48
Brian T. Moynihan..............    Executive Vice President                                              40
William C. Mutterperl..........    Executive Vice President, General Counsel and Secretary               53
M. Anne Szostak................    Executive Vice President                                              49
Erich Schumann.................    Senior Vice President and Chief Accounting Officer                    50
Robert C. Lamb, Jr.............    Controller                                                            44

     Terrence Murray has served as Chairman, President and Chief Executive Officer of the Corporation from 1989 to 1995, President and Chief Executive Officer from 1995 to December 1996 and Chairman and Chief Executive Officer since 1997. Mr. Murray has been a Director of the Corporation since 1976.

     Charles K. Gifford became President and Chief Operating Officer of the Corporation following the Merger. Prior to the Merger, Mr. Gifford had served as Chairman, President and Chief Executive Officer of BankBoston from 1995 to 1996, Chief Executive Officer from 1996 to 1997 and Chairman and Chief Executive Officer from 1997 to October 1999. Mr. Gifford has been a Director of the Corporation since October 1999.

     Robert J. Higgins was named Vice Chairman of the Corporation in 1993, President and Chief Operating Officer in 1997 and President of Commercial and Retail Banking in October 1999. Mr. Higgins has been a Director of the Corporation since October 1999.

     Henrique C. Meirelles became President of Global Banking and Financial Services of the Corporation following the Merger. Prior to the Merger, Mr. Meirelles had served as BankBoston's Regional Manager of Brazil from 1994 to 1996 and President and Chief Operating Officer from 1996 to October 1999. Mr. Meirelles has been a Director of the Corporation since October 1999.

     David L. Eyles was named Executive Vice President and Chief Credit Officer of the Corporation in 1995, and has been a Vice Chairman since 1998.

     Paul F. Hogan became Vice Chairman, Corporate and Investment Banking of the Corporation following the Merger. Prior to the Merger, Mr. Hogan had served as Executive Vice President, Corporate Relationship Banking of BankBoston from 1995 to 1996, Vice Chairman, Corporate Banking from 1996 to 1997 and Vice Chairman, Wholesale Banking from 1997 to October 1999.

     Peter J. Manning became Vice Chairman of the Corporation following the Merger. Prior to the Merger, Mr. Manning had served as Executive Director, Mergers and Acquisitions of BankBoston from 1993 to 1996 and Executive Vice President, Merger and Acquisitions from 1996 to October 1999.

     Eugene M. McQuade was named Executive Vice President of the Corporation in 1993 and has served as Chief Financial Officer since 1993 and Vice Chairman since 1997.

     H. Jay Sarles was named Vice Chairman of the Corporation in 1993, Chairman of FBNA in 1996, Chief Administrative Officer of the Corporation in 1997 and Vice Chairman, National Financial Services, and Chief Administrative Officer of the Corporation in October 1999.

     Joseph Smialowski became Vice Chairman, Technology and Operations of the Corporation following the Merger. Prior to the Merger, Mr. Smialowski had served as Executive Vice President, Technology and Operations of BankBoston from 1998 to October 1999. Before joining BankBoston, Mr. Smialowski served as Senior Vice President and Chief Information Officer of Sears, Roebuck & Co. from 1993 to 1998.

     Bradford H. Warner became Vice Chairman, Investment Services of the Corporation following the Merger. Prior to the Merger, Mr. Warner had served as Group Executive, Global Treasury of BankBoston from 1995 to 1996, Executive Vice President, Global Capital Markets from 1996 to 1998 and Vice Chairman, Regional Banking from 1998 to October 1999.

     Brian T. Moynihan was named Managing Director, Corporate Strategy and Development of the Corporation in 1994, Senior Vice President in 1998 and Executive Vice President in October 1999.

     William C. Mutterperl has served as General Counsel and Secretary of the Corporation since 1985, Senior Vice President from 1989 to 1998 and Executive Vice President since 1998.

     M. Anne Szostak was named Senior Vice President, Human Resources of the Corporation in 1994 and has served as Executive Vice President since 1998.

     Erich Schumann became Senior Vice President and Chief Accounting Officer of the Corporation following the Merger. Prior to the Merger, Mr. Schumann had served as Chief Administrative Officer of BankBoston's Brazilian operations from 1994 to 1997, Executive Director, Finance of BankBoston from 1997 to 1998 and Executive Vice President, Finance from 1998 to October 1999.

     Robert C. Lamb, Jr. has served as Controller of the Corporation since 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is listed on the New York Stock Exchange. At December 31, 1999, the Corporation had 69,549 stockholders of record. For information regarding high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on the Corporation's common stock, see the "Common Stock Price and Dividend Information" table included under Item 8 of this Report, which is incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL HIGHLIGHTS(A)

Dollars in millions, except per share amounts    1999        1998         1997        1996        1995
Prepared on a fully taxable equivalent basis
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net interest income                           $ 6,799     $ 6,454      $ 6,192     $ 5,858     $ 5,389
Noninterest income                              6,974       5,281        4,206       3,658       3,237
Total revenue                                  13,773      11,735       10,398       9,516       8,626
Noninterest expense                             9,357       7,050        6,050       5,831       5,831
Provision for credit losses                       933         850          522         444         376
Net income                                      2,038       2,324        2,246       1,860       1,351
-----------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                                $  2.16     $  2.47       $ 2.39     $  1.88     $  1.25
Diluted earnings                                 2.10        2.41         2.33        1.84        1.19
Market price (year-end)(b)                      34.81       44.69        37.56       24.94       20.38
Cash dividends declared(b)                       1.11        1.00          .92         .87         .82
Book value (year-end)                           15.96       14.70        13.23       12.08       11.15
-----------------------------------------------------------------------------------------------------------
AT YEAR-END
Assets                                       $190,692    $177,894     $160,314    $151,955    $147,373
Securities                                     25,212      23,369       19,845      17,164      27,578
Loans                                         119,700     112,094      106,545     100,922      91,436
Reserve for credit losses                       2,488       2,306        2,144       2,371       2,211
Deposits                                      114,896     118,178      109,497     109,902      98,186
Short-term borrowings                          18,106      19,176       19,224      13,327      22,818
Long-term debt                                 25,349      14,411        8,191       8,460       8,686
Total stockholders' equity                     15,307      14,204       13,041      12,702      11,359
-----------------------------------------------------------------------------------------------------------
RATIOS
Return on average common equity                 14.12%      17.64%       19.71%      16.31%      13.16%
Return on average assets                         1.08        1.37         1.48        1.27         .95
Common dividend payout ratio                    51.51       40.15        35.55       40.71       50.76
Net interest margin                              4.23        4.40         4.68        4.57        4.24
Efficiency ratio(c)                              60.0        58.2         57.2        59.9        60.4
Common equity-to-assets (year-end)               7.66        7.60         7.53        7.40        7.09
Average total equity-to-assets                   7.82        8.03         8.02        8.31        7.69
-----------------------------------------------------------------------------------------------------------


SUMMARY OF 1999 AND 1998 OPERATING RESULTS(A)(C)

Dollars in millions, except per share amounts
Prepared on a fully taxable equivalent basis              1999        1998
---------------------------------------------------------------------------
FOR THE YEAR
Net interest income                                    $ 6,799     $ 6,454
Noninterest income                                       6,974       5,281
Total revenue                                           13,773      11,735
Noninterest expense                                      8,255       6,832
Provision for credit losses                                933         850
Net income                                               2,798       2,459
---------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                                         $  2.98     $  2.62
Diluted earnings                                          2.91        2.55
---------------------------------------------------------------------------
RATIOS
Return on average common equity                          19.52%      18.69%
Return on average assets                                  1.48        1.44
---------------------------------------------------------------------------
(a)Information presented has been restated to reflect the merger with BankBoston, which was accounted for as a pooling of interests.
(b)Amounts represent the historical market value and cash dividends of the Corporation.
(c)Operating results and efficiency ratio exclude the impact of merger- and restructuring-related charges and other special items.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On October 1, 1999, BankBoston Corporation (BankBoston) merged with Fleet Financial Group, Inc. (Fleet). Following the merger, Fleet was renamed Fleet Boston Corporation (the Corporation). The merger was accounted for as a pooling of interests and, as such, financial information included in this discussion presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented. Refer to Note 2 to the Consolidated Financial Statements for further discussion of the merger.
     The Corporation's earnings were $2.0 billion, or $2.10 per diluted share, for 1999, compared with $2.3 billion, or $2.41 per diluted share, for 1998. Return on assets (ROA) and return on common equity (ROE) were 1.08% and 14.12%, respectively, in 1999, compared to 1.37% and 17.64%, respectively, in 1998.
     The Corporation recorded merger- and restructuring-related charges and other costs of $1.1 billion ($760 million after-tax) in the fourth quarter of 1999. These items were composed of $850 million of charges to accrue for merger-related expenses and a restructuring plan; $102 million of merger integration costs that were incurred during the quarter; and $150 million to establish a defined contribution plan to provide retention incentives at Robertson Stephens. In 1998, the Corporation recorded merger- and restructuring-related charges and other costs of $218 million ($135 million after-tax) in connection with its acquisitions of The Quick & Reilly Group, Inc. (Quick & Reilly), the domestic consumer credit card operations of Advanta Corporation and Robertson Stephens, as well as a realignment of its Asian operations and reductions in staff in its Emerging Market Sales, Trading and Research unit. Refer to the Noninterest Expense section of this discussion, as well as Note 8 to the Consolidated Financial Statements, for further discussion of certain of these costs.
     Excluding the effects of the merger- and restructuring-related charges and other costs, operating net income increased 14% to $2.8 billion, or $2.91 per diluted share in 1999, compared to operating net income of $2.5 billion, or $2.55 per diluted share in 1998. On this same basis, ROA and ROE were 1.48% and 19.52%, respectively, in 1999 and 1.44% and 18.69%, respectively, in 1998.
     In connection with obtaining regulatory approvals for the merger with BankBoston, the Corporation agreed to divest $13 billion of deposits and $9 billion of loans. These divestitures will occur in 2000, and are expected to result in an annualized net income reduction of approximately $160 million, part of which will impact 2000.
     The Corporation expects to achieve total annual cost savings of approximately $600 million in connection with the integration of Fleet and BankBoston. The integration process is well underway, and major systems conversions are expected to be completed in 2000. The Corporation expects to complete its actions related to achieving these cost savings by the end of 2000, and as of year-end 1999 had achieved annualized cost savings of approximately $100 million.
     Excluding the effects of the aforementioned merger- and restructuring-related charges and other costs, increases in both net income and earnings per share during 1999 primarily reflect growth in many of the Corporation's domestic businesses and in its Latin American operations. The improved earnings also reflect the results of Robertson Stephens, acquired by the Corporation in August 1998, for a full year versus four months in 1998, and of Sanwa Business Credit (Sanwa), acquired by the Corporation in February 1999.
     Net interest income on a fully taxable equivalent (FTE) basis totaled $6.8 billion for 1999, compared to $6.5 billion for 1998. This increase was principally attributable to an increase in average loans and leases of $6.5 billion, due primarily to the Sanwa acquisition. Net interest margin for 1999 was 4.23%, a decline from 4.40% in 1998, primarily attributable to a higher level of low-yield earning assets necessary to support an expanded investment banking operation.
     The provision for credit losses was $933 million in 1999, compared to $850 million in 1998. The increase in provision was due principally to the acquisition of Sanwa, as well as higher credit losses in the domestic commercial and international consumer loan portfolios.
     Noninterest income increased $1.7 billion to $7.0 billion in 1999. Increases were noted in all core revenue categories, in particular capital markets, investment services, credit card and processing-related revenues. Strong growth was noted over 1998 as a result of the aforementioned acquisitions, as well as growth within existing and acquired businesses.
     Noninterest expense totaled $9.4 billion for 1999, compared with $7.1 billion in 1998, resulting primarily from the aforementioned acquisitions, growth in many of the Corporation's businesses, a rise in compensation expense due to incentive payments related to higher revenue levels and the merger- and restructuring-related charges and other costs described above.
     This discussion may contain statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, which are more fully discussed under Item 1 of this Report.

RESULTS OF OPERATIONS

The following is a discussion and analysis of the Corporation's consolidated results of operations. In order to understand this section in context, it should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report.

NET INTEREST INCOME

Year ended December 31              1999     1998     1997
FTE basis
In millions
===========================================================
Interest income                  $13,052  $12,341  $11,255
Tax-equivalent adjustment             57       59       64
Interest expense                   6,310    5,946    5,127
-----------------------------------------------------------
Net interest income               $6,799   $6,454   $6,192
===========================================================

The $345 million, or 5%, increase in net interest income for 1999 compared to 1998 was due principally to higher interest income resulting from strong loan growth in the domestic commercial and lease financing portfolios, primarily loans and leases from the Sanwa acquisition.

NET INTEREST MARGIN AND INTEREST RATE SPREAD

Year ended December 31            1999              1998
FTE basis                  Average           Average
Dollars in millions        Balance   Rate    Balance   Rate
==============================================================
Securities                 $24,518   6.48%   $21,727   6.81%
Loans and leases:
  Domestic                 103,511   8.21     96,806   8.51
  International             14,017  13.47     14,233  12.11
Due from brokers/dealers     3,239   4.57      3,765   4.89
Mortgages held for resale    2,445   7.18      2,685   7.04
Other                       12,906   6.28      7,478   7.89
--------------------------------------------------------------
Total interest earning     160,636   8.16    146,694   8.45
assets
--------------------------------------------------------------
Deposits                    90,687   3.88     88,634   4.18
Short-term borrowings       23,109   5.32     21,669   5.81
Due to brokers/dealers       4,145   4.65      4,501   4.75
Long-term debt              22,290   6.15     10,962   7.00
--------------------------------------------------------------
Interest bearing           140,231   4.50    125,766   4.73
liabilities
--------------------------------------------------------------
Interest rate spread                 3.66              3.72
Interest free sources of    20,405            20,928
funds
--------------------------------------------------------------
Total sources of funds    $160,636   3.93%  $146,694   4.05%
--------------------------------------------------------------
Net interest margin                  4.23%             4.40%
==============================================================

Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies of the Corporation, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of interest rate derivatives that are used to manage interest rate risk.
     Net interest margin for 1999 declined 17 basis points to 4.23%. This decrease was primarily attributable to a higher level of low-yielding earning assets necessary to support an expanded investment banking operation, as well as an increased reliance on wholesale funding.
     Average securities increased $2.8 billion to $24.5 billion in 1999, due primarily to increases in international investments and marketable equity securities.
     Average domestic loans and leases increased $6.7 billion to $103.5 billion in 1999, due primarily to the Sanwa acquisition. Other interest earning assets increased $5.4 billion to $12.9 billion during 1999, as a result of an increase in money market instruments necessary to support an expanded investment banking operation.
     Average interest bearing deposits increased $2.1 billion to $90.7 billion in 1999, primarily the result of increased domestic money market deposits, partially offset by a decline in savings and NOW balances and domestic time deposits.
     Average short-term borrowings increased $1.4 billion to $23.1 billion during 1999, due to increases in securities sold under agreements to repurchase necessary to support an expanded investment banking operation, partially offset by declines in other short-term borrowings.
     The $11.3 billion increase in average long-term debt was due primarily to net increases in senior and subordinated debt and bank notes used to fund acquisitions and loan growth. The 85 basis point decrease in the funding rate was due to the issuance of additional debt at lower floating interest rates. It is anticipated that the average rate on the Corporation's long-term portfolio will more closely track movements in short-term interest rates, such as the London Interbank Offered Rate (LIBOR), the prime rate and the Federal Funds rate. These indices are closely related to the underlying assets responsible for recent balance sheet growth.

NONINTEREST INCOME

Year ended December 31             1999     1998     1997
In millions
==========================================================
Capital markets revenue          $2,104   $1,140    $ 914
Investment services revenue       1,513    1,212      990
Banking fees and commissions      1,501    1,339    1,207
Credit card revenue                 737      455       98
Processing-related revenue          609      452      469
Gains on branch divestitures
  and sales of businesses            50      254      243
Other noninterest income            460      429      285
----------------------------------------------------------
Total noninterest income         $6,974   $5,281   $4,206
==========================================================

Noninterest income totaled $7.0 billion for 1999, up 32%, compared to $5.3 billion for 1998. This increase reflects growth in many of the Corporation's businesses, such as Quick & Reilly and Robertson Stephens, and includes the full year impact of the acquisition of Robertson Stephens, versus four months in 1998.
     As a result of intensified competition and changing customer needs in the financial services industry, the Corporation has made strategic decisions directed at enhancing future fee revenue-producing activities. Throughout the past several years, the Corporation has developed new products and service lines, and broadened existing lines via acquisitions, to provide additional revenue streams to complement its traditional banking products and services. These include investment banking, brokerage, investment management, mutual fund and annuity products, credit cards, venture capital investments, Internet banking and domestic and international banking expansion.

CAPITAL MARKETS REVENUE

Year ended December 31               1999      1998     1997
In millions
=============================================================
Principal investing                 $ 494     $ 381     $292
Market-making revenue                 426       162      100
Underwriting revenue                  366        47       19
Advisory fees                         230        71       30
Trading profits and commissions       204        69       92
Foreign exchange revenue              203       174      128
Syndication/agency fees               164       105      133
Securities gains                        7       115      113
Other revenue                          10        16        7
-------------------------------------------------------------
Total capital markets revenue      $2,104    $1,140     $914
=============================================================

Capital markets revenue showed a significant increase, rising $964 million, or 85%, to $2.1 billion for 1999. This increase was driven by strong principal investing, market-making and underwriting revenue, as well as a significant increase in advisory fees, syndication/agency fees and trading profits and commissions, partially offset by lower securities gains. These results include the full year impact of Robertson Stephens in 1999 compared to four months in 1998, as well as strong growth within their business lines during 1999. In addition to the impact of this acquisition, much of the increase in these revenues was a result of the unprecedented strength in the U.S. capital markets, particularly the technology sector. The Corporation's ability to continue to experience increases in these types of revenues depends on a variety of factors, including the condition of the economy, interest rates and equity markets. Thus, the level of such revenues in the future cannot be predicted with certainty.
     Principal investing revenues rose $113 million, or 30%, to $494 million for 1999. The growth in revenue included gains on the sale of several technology stocks, reflecting effective investment strategies and continued strength in the equity markets. The Corporation has been in the principal investing business since 1959, and has one of the largest bank-owned businesses, with offices in Boston, Providence, Palo Alto, London, Hong Kong, Buenos Aires and Sao Paulo. During 1999, the Corporation made new investments totaling approximately $1 billion. As of December 31, 1999, the Corporation's Principal Investing portfolio was composed of investments with an aggregate carrying value of approximately $4 billion, composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded. Approximately 25% to 30% of the total portfolio is composed of investments in companies which operate in the "new economy".
     The total portfolio is diversified as to industry and geographically, with approximately 75% of the portfolio domestic and 25% international, principally Europe. The direct investments in public companies are carried at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income, which is recorded as a separate component of stockholders' equity. These gains or losses are not recorded in the Corporation's income statement until the related investments are sold. The gross pre-tax unrealized gain on these direct investments in public companies, none of which have been recorded in the income statement, amounted to approximately $1.4 billion at December 31, 1999.
     Market-making revenue increased $264 million, or 163%, to $426 million in 1999, reflecting growth in this business at Robertson Stephens and Quick & Reilly, as well as the full year impact of the Corporation's purchase of Robertson Stephens in August 1998 and Merrill Lynch Specialists, Inc. (MLSI) in December 1998. Quick & Reilly is the second largest New York Stock Exchange
(NYSE) market-maker and also makes a market in over 4,300 NASDAQ securities. These businesses benefited from the favorable market environment, which resulted in increased transaction volume.
     Underwriting revenue increased $319 million during 1999, again reflective of the August 1998 acquisition of Robertson Stephens and the high volume of initial public offering and private offering activity in that business during 1999.
     Advisory fees increased $159 million to $230 million during 1999 as a result of increased fees at Robertson Stephens. Advisory fees include fees received for providing financial advice on mergers and acquisitions, private clients transactions and other transactions.
     Trading profits and commissions rose $135 million to $204 million in 1999, primarily the result of the inclusion of Robertson Stephens for a full year in 1999 and the absence of losses incurred in 1998 in the emerging markets and high yield trading portfolios.
     Foreign exchange revenue increased $29 million, or 17%, to $203 million in 1999, as a result of higher customer demand during periods of volatility in world financial markets.
     Syndication/agency fees increased $59 million to $164 million in 1999, as a result of higher transactional volume during 1999.
     Securities gains declined $108 million as a result of fewer transactions in the securities available for sale portfolio in response to the interest rate risk position of the Corporation and the overall interest rate environment, as well as impairment losses which were recorded on certain securities.

INVESTMENT SERVICES REVENUE

Year ended December 31           1999     1998     1997
In millions
========================================================
Investment management revenue   $ 892    $ 849     $680
Brokerage fees and                621      363      310
commissions
--------------------------------------------------------
Total investment services      $1,513   $1,212     $990
revenue
========================================================

Investment services revenue increased $301 million, or 25%, in 1999 to $1.5 billion. Changes in these revenues are discussed in more detail below.

Investment Management Revenue

Year ended December 31           1999     1998     1997
In millions
========================================================
Private Clients Group            $374     $367     $333
Institutional businesses          150      156      149
International                     142      131      109
Retail investments                122       92       72
Columbia Management Company        98       98        -
Other                               6        5       17
--------------------------------------------------------
Total                            $892     $849     $680
========================================================

Investment management revenue rose $43 million, or 5%, in 1999 to $892 million. This improvement was due to the rise in the domestic equities market, which led to increased sales of annuities and mutual fund products, and increased the value of assets under management from approximately $116 billion at December 31, 1998 to approximately $129 billion at December 31, 1999. Internationally, the Corporation is among the largest mutual fund providers in Argentina and Brazil.

Brokerage Fees and Commissions

Brokerage fees and commissions increased $258 million, or 71% in 1999 to $621 million, due to the aforementioned acquisition of Robertson Stephens, increased transactional activity at Quick & Reilly, and higher clearing levels within U.S. Clearing as a result of the strong performance in the domestic equity markets.

BANKING FEES AND COMMISSIONS

Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking and other service fees, increased $162 million, or 12%, to $1.5 billion in 1999. The increase was due principally to the continuing development of new product packaging and fee schedules, as well as growth in the Corporation's customer base.

CREDIT CARD REVENUE

Credit card revenue increased $282 million, or 62%, to $737 million in 1999, primarily the result of increased securitization revenue due to higher volumes, as well as a full year impact of 1998 portfolio acquisitions. Increased securitization revenue was a direct result of a strategic repositioning from a primarily one-product portfolio to a multi-product portfolio, which focused on replacing promotional rate products with stable fixed rate products. The Corporation services $14.9 billion of securitized and owned credit card receivables. The primary components of credit card revenue are related to the Corporation's securitization activities. These activities result in securitization income, servicing revenue, interchange fees, and amortization of deferred acquisition costs.
     The securitization of credit card receivables changes the Corporation's status from that of a lender to that of a loan servicer. Accordingly, there is a change in the classification of the revenue associated with the securitization which is reported in the income statement. The Corporation's revenue over the term of a securitization transaction may vary depending upon the credit performance of the securitized receivables, because credit losses become a component of the cash flows arising from the securitized receivables.
     The following table depicts the consolidated financial statement impact as if the securitized credit card receivables had, in fact, been owned, as well as additional financial information pertaining to credit card receivables.

Credit Card Securitization Summary


                                     Credit Card
Year ended December 31,1999            Securiti-
Dollars in millions         Reported      zation    Managed
============================================================
Net interest income (FTE)    $ 6,799       $ 984    $ 7,783
Provision for credit losses      933         573      1,506
Noninterest income             6,974        (411)     6,563
Noninterest expense            9,357         ---      9,357
Net income                     2,038         ---      2,038

Assets at year-end          $190,692      $9,086   $199,778
Average assets               188,779       8,857    197,636
Net interest margin             4.23%      11.11%      4.59%
============================================================

PROCESSING-RELATED REVENUE

Year ended December 31           1999     1998     1997
In millions
========================================================
Mortgage banking revenue, net    $364     $253     $323
Student loan servicing fees       142      121      101
Other                             103       78       45
--------------------------------------------------------
Total processing-related         $609     $452     $469
revenue
========================================================

Processing-related revenue increased $157 million, to $609 million in 1999, as all components experienced growth in revenues. Net mortgage banking revenue is discussed below. Student loan servicing fees increased $21 million, or 17%, at AFSA Data Corporation (AFSA), the Corporation's student loan servicing subsidiary, as accounts serviced increased 11% to 7.2 million in 1999. Other processing-related revenue increased $25 million, due principally to higher volume at the Corporation's healthcare processing business.

Mortgage Banking Revenue, Net

Year ended December 31             1999      1998    1997
In millions
==========================================================
Net loan servicing revenue        $ 548      $456    $450
Mortgage production revenue         173       196     111
Gains on sales of mortgage
servicing                           ---        34      10
Amortization/impairment charge     (357)     (433)   (248)
----------------------------------------------------------
Total mortgage banking revenue,   $ 364      $253    $323
net
==========================================================

Net mortgage banking revenue in 1999 increased $111 million, or 44%, from $253 million in 1998. This increase was due principally to increased net loan servicing revenue and a decline in mortgage servicing rights (MSRs) amortization/impairment, offset by a decline in the level of sales of mortgage servicing and decreased mortgage production revenue.
     Net loan servicing revenue represents fees received for servicing residential mortgage loans. The $92 million, or 20%, increase in net loan servicing revenue is attributable to the 26% growth in the size of the servicing portfolio from approximately $119 billion at December 31, 1998 to approximately $150 billion at December 31, 1999.
     Mortgage production revenue includes income derived from the loan origination process and gains on sales of mortgage originations. Mortgage production revenue declined in 1999, but remained strong as loan production volume equaled 1998 record levels. The Corporation did not recognize any gain on the sales of MSRs during 1999. The Corporation's decision to sell MSRs depends on a variety of factors, including the available markets and current market prices for such servicing rights.
     MSR amortization decreased $76 million to $357 million in 1999, due to the absence of a $75 million impairment charge recorded in 1998 caused by the low mortgage rate environment. Since MSRs are an interest rate-sensitive asset, the value of the Corporation's mortgage servicing portfolio and related mortgage banking revenue may be adversely impacted if mortgage interest rates decline and actual or expected loan prepayments increase. For additional information regarding pre-payment risk, refer to the Asset-Liability Management section of this discussion.

OTHER

Gains on branch divestitures and sales of businesses consisted of a $50 million gain on the Corporation's sale of its interest in a credit card venture in 1999. 1998 results included a $165 million gain from the Corporation's sale of its 26% interest in HomeSide, Inc., an independent mortgage banking company, and gains of $51 million and $38 million related to the sales of the BankBoston Berkshire County, Massachusetts franchise and domestic institutional custody business, respectively.
     Other noninterest income increased $31 million to $460 million in 1999, due primarily to revenues resulting from the aforementioned acquisitions and increases in the Corporation's insurance and lease residual income.

NONINTEREST EXPENSE

Year ended December 31             1999     1998     1997
In millions
==========================================================
Employee compensation and
benefits                         $4,568   $3,556   $3,031
Occupancy and equipment           1,114    1,003      961
Intangible asset amortization       349      274      206
Legal and other professional        307      254      172
Marketing and public relations      276      253      225
Telephone                           177      167      141
Printing and mailing                165      152      128
Other                             1,551    1,253    1,161
----------------------------------------------------------
Merger- and restructuring-related
charges                             850      138       25
----------------------------------------------------------
Total noninterest expense        $9,357   $7,050   $6,050
==========================================================

Noninterest expense increased $2.3 billion, or 33%, to $9.4 billion in 1999, due primarily to acquisitions, merger- and restructuring-related charges and other costs, growth in acquired and existing businesses and higher compensation and benefit costs resulting mainly from increases in incentive compensation. Noninterest expense for 1999 reflects the full year impact of Robertson Stephens, compared to four months for 1998, as well as Sanwa, acquired by the Corporation in February 1999.
     In connection with the merger, the Corporation recorded merger- and restructuring-related charges and other costs of $1.1 billion in the fourth quarter of 1999. These costs were composed of $850 million of charges to accrue for merger-related costs and a restructuring plan; $102 million of integration costs incurred during the fourth quarter; and $150 million to establish a defined contribution plan for retention incentives at Robertson Stephens. The $102 million of integration costs were composed of $25 million of employee compensation and benefits costs, $39 million of occupancy and equipment costs, $17 million of legal and other professional costs, primarily consulting fees, and $21 million of other costs. The integration process is expected to be completed by the end of 2000, during which the Corporation expects to incur additional integration costs of approximately $200 million.
     In 1998, the Corporation recorded merger- and restructuring-related charges and other costs of $218 million in connection with its acquisitions of Quick & Reilly, Robertson Stephens and the domestic consumer credit card operations of Advanta, as well as a realignment of its Asian operations and reductions in staff in its Emerging Market Sales, Trading and Research unit. Refer to Note 8 to the Consolidated Financial Statements for additional information on certain of these costs.
     Employee compensation and benefits increased $1 billion during 1999, due to increased levels of incentive payments in businesses with strong volumes and revenue growth, such as Robertson Stephens and Quick & Reilly. As previously mentioned, the Corporation recorded a $150 million charge in 1999 related to the establishment of a defined contribution plan for retention incentives at Robertson Stephens.
     Occupancy and equipment increased $111 million, or 11%, to $1.1 billion, primarily as a result of merger integration costs of $39 million recorded in the fourth quarter of 1999, as well as increased expenses associated with the aforementioned acquisitions.

     Intangible asset amortization increased $75 million to $349 million in 1999, due mainly to the acquisitions of various credit card portfolios in 1998, Sanwa, Robertson Stephens and MLSI, as well as additional goodwill recorded in 1999 related to the NatWest earnout agreement.
     Legal and other professional expense increased $53 million during 1999, the result of $17 million of merger integration costs incurred in the fourth quarter of 1999, as well as the aforementioned acquisitions and other initiatives. Marketing and public relations, telephone, and printing and mailing expenses increased as a result of promotional mailings and higher volume at the Corporation's processing-related businesses.
     Other noninterest expense increased $298 million, or 24%, the result of merger integration costs incurred in the fourth quarter of 1999 and increases due to acquisitions and growth in existing businesses.
     Excluding the effects of the merger- and restructuring-related charges and other costs of $1.1 billion and $218 million in 1999 and 1998, respectively, noninterest expense increased $1.4 billion, or 21%, in 1999 compared to 1998. This increase resulted primarily from growth in the Corporation's businesses acquired in 1999 and 1998, as well as the full year impact in 1999 of Robertson Stephens and the February 1999 acquisition of Sanwa.
     The Corporation expects to achieve total annual cost savings of approximately $600 million as a result of the integration of Fleet and BankBoston. The merger integration process is well underway, and major systems conversions are expected to be completed in 2000. The Corporation expects to complete its actions related to achieving these cost savings by the end of 2000, and as of year-end 1999 had achieved annualized cost savings of approximately $100 million. Because the merger integration process could be affected by many factors beyond the control of the Corporation, such as regional and national economic conditions, changes in integration plans and unanticipated changes in business conditions, the Corporation's ability to achieve its expected cost savings and the periods within which these cost savings may be achieved cannot be predicted with absolute certainty.

YEAR 2000

The Corporation smoothly transitioned into the Year 2000. All systems, processing functions, infrastructure and facilities were fully operational during the century date change, and have remained fully operational to date. All of the Corporation's business units (banks, international locations and other subsidiaries) reported that they successfully conducted "business as usual" on Monday, January 3, 2000, the first business day of 2000. In addition, the Corporation's supermarket and mall branches that were scheduled to open for business on January 1, 2000 did so successfully. Several thousand employees were on hand over the rollover weekend to monitor and validate the transition into the Year 2000, including all levels of management.
     While the rollover to Year 2000 was successful, there can be no assurance that Year 2000-related problems will not occur. Despite the Corporation's efforts to identify and address Year 2000 issues, such issues may continue to present risks to the Corporation, including business disruptions, operational problems, credit and other financial losses, legal liability and other similar risks. The Corporation's businesses, results of operations, and financial position could be materially adversely affected. The Corporation has not experienced, and does not anticipate, any significant problems related to its transition into the Year 2000.
     Both Fleet and BankBoston had extensive Year 2000 programs in place prior to the merger. Based on the timing of the merger in relation to the beginning of 2000, management concluded that each of the Year 2000 programs should continue to be carried out separately. As such, the Corporation's Year 2000 programs were not significantly affected by the merger. Total costs for the Fleet program are expected to be approximately $150 million, of which approximately 83% had been incurred through December 31, 1999. The BankBoston program is expected to incur incremental costs of $75 million. It is estimated that these incremental costs represent over half of the BankBoston total program costs. Approximately 86% of the BankBoston program costs had been incurred through December 31, 1999.

INCOME TAXES

The Corporation recorded income tax expense of $1.4 billion for 1999 compared with $1.5 billion for 1998. The effective tax rate was 40.5% in 1999 compared with 38.5% in 1998. The increase in the effective tax rate was attributable to the portion of the merger- and restructuring-related charge that was nondeductible.

LINE OF BUSINESS INFORMATION

The Corporation is organized and managed along three principal lines of business: Global Banking and Financial Services, Commercial and Retail Banking and the National Consumer Group. The financial performance of these lines of business is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. The following table presents selected line of business results on an operating basis. These results have been realigned to reflect the new organization that resulted from the merger of Fleet and BankBoston, and have been reported using the management reporting methodologies used by the combining companies during the periods presented. A uniform set of management reporting methodologies has been developed and will be implemented in 2000. The information is presented on a fully taxable equivalent basis. Refer to Note 14 to the Consolidated Financial Statements for additional information on the Corporation's lines of business.


LINE OF BUSINESS EARNINGS SUMMARY

Year ended December 31                          1999        1998       1999      1998      1999        1998
Dollars in millions                                Net Income           Total Revenue      Return on Equity
================================================================================================================
Global Banking and Financial Services            $1,290       $ 876     $6,127    $4,352       23%         19%
Commercial and Retail Banking                     1,226       1,069      5,785     5,359       22          23
National Consumer Group                             255         152      1,725     1,426       11           7
All Other                                          (733)        227        136       598        -           -
----------------------------------------------------------------------------------------------------------------
Total                                            $2,038      $2,324    $13,773   $11,735       14%         18%
================================================================================================================


During 1999, each of the three principal business lines posted increases in earnings and revenue compared to 1998. Improved results were driven by growth in existing businesses, as well as the Corporation's acquisitions. All Other for 1999 and 1998 included $1.1 billion ($760 million after-tax) and $218 million ($135 million after-tax), respectively, of merger- and restructuring-related charges and other costs. These costs are more fully discussed in the Noninterest Expense section of this discussion, and the merger- and restructuring-related costs are more fully discussed in Note 8 to the Consolidated Financial Statements.
     The following discussion focuses on the components and results of each of the three major business lines.

GLOBAL BANKING AND FINANCIAL SERVICES

Year ended December 31             1999           1998
Dollars in millions
===========================================================
Income Statement Data:
  Net interest income (FTE)      $2,012         $1,752
  Noninterest income              4,115          2,600
  Provision for credit losses       303            237
  Noninterest expense             3,678          2,625
  Taxes/FTE adjustment              856            614
-----------------------------------------------------------
  Net Income                     $1,290          $ 876
-----------------------------------------------------------
Balance Sheet Data:
  Average assets                $77,860        $63,525
  Average loans and leases       46,743         43,509
  Average deposits               20,071         18,815
-----------------------------------------------------------
Return on Equity                     23%            19%
===========================================================

Global Banking and Financial Services includes Corporate and Investment Banking, International Banking, Investment Services and Principal Investing. This unit earned $1.3 billion in 1999, a 47% increase from 1998 earnings of $876 million. Increased earnings for Global Banking and Financial Services were driven by capital markets and investment services revenues, as the Corporation capitalized on strategic acquisitions completed during the prior year, as well as the strength of world financial markets. In addition, this group incurred pre-tax trading losses and write-downs in 1998 totaling $125 million, primarily related to the Asian financial crisis. A more detailed analysis of the supporting business units follows.

Year ended December 31      1999    1998             1999     1998
Dollars in millions          Net Income   % Change    Total Revenue    % Change
================================================================================
Corporate and Investment
  Banking                  $ 406   $183     122%    $2,108   $1,032     104%
International Banking        338    243      39      1,816    1,517      20
Investment Services          334    269      24      1,752    1,444      21
Principal Investing          212    181      17        451      359      26
--------------------------------------------------------------------------------
Total                     $1,290   $876      47%    $6,127   $4,352      41%
================================================================================

Corporate and Investment Banking

This line of business includes national specialized industry lending, institutional banking, investment banking and capital markets activities. As a result of its focus on the needs of large corporate customers and specialized industries, this unit represents a diverse mix of corporate customers both by geographic region and industry. Investment banking is conducted by Robertson Stephens, which was acquired in August 1998, as well as the Corporation's other corporate finance units. These units provide business customers with capital formation, acquisition finance and long-term financial strategies. The specialized industry and institutional lending units provide financial services to corporate customers across the nation in high growth industries such as media, communications, high tech, energy, financial institutions and healthcare. This unit also services international clients through the multinational and European units.
     Corporate and Investment Banking earnings increased by $223 million, or 122%, compared to 1998, primarily due to the record levels of investment banking activities which were reached in the world financial markets in 1999. Both Robertson Stephens and the industry banking unit were benefactors of this favorable investment banking environment. During 1998, Corporate and Investment Banking incurred pre-tax trading losses of $105 million in connection with world financial market volatility.

International Banking

The International Banking unit includes the Corporation's international operations, predominantly in Brazil, where the Corporation has been in business since 1947, and Argentina, where the Corporation has done business since 1917. In both countries the Corporation is a recognized leader among financial institutions. Further leveraging the expertise which it enjoys in these markets, the Corporation has been able to develop unique strategies for managing businesses in Argentina and Brazil. This business unit also includes operations in other Latin American countries, as well as Asia, and offers sophisticated foreign exchange products and other services through the capital markets unit. This business line excludes operations in Europe, as well as international operations related to large corporate and multinational customers, all of which are part of the Corporate and Investment Banking business unit.
     During the 1990s, Argentina has experienced a period of economic stability and low inflation, with the Peso exchange rate tied one-for-one with the U.S. dollar. Economic stability and growth has helped foster expansion and acquisitions in the Argentine markets, where the Corporation currently operates 139 branches, including the operations of Deutsche Bank Argentina, S.A., which were acquired in January 1998. The Corporation's total assets in Argentina amounted to approximately $10 billion at December 31, 1999, compared to approximately $9 billion at December 31, 1998. The Corporation operates diverse businesses in this market. Corporate customer product offerings include traditional retail lending services, cash management, trade services, foreign exchange syndications, corporate finance and various investment banking services. Consumers are provided access to mutual fund, insurance, credit card and pension management products, in addition to the traditional deposit and lending products.
     Brazil has also enjoyed relative economic stability with a transition from a sustained period of "hyperinflation," which lasted through the mid-1990s, to a period of low inflation over the past few years. The Corporation offers a diverse product mix in the Brazilian market. The corporate banking business focuses principally on large companies, offering a full range of commercial and investment banking products, with a significant portion of the lending book related to import and export activity. In retail banking, the focus is on an upscale customer base and offers a full line of products, including traditional lending and deposit products, as well as credit cards, mutual funds, telebanking and home banking. The Corporation has expanded branch banking in Brazil to 64 locations, and operates a strong mutual fund business, which is among the largest in the country. The Corporation's total assets in Brazil amounted to approximately $8 billion at December 31, 1999, compared to approximately $6 billion at December 31, 1998.
     Compared to 1998, International Banking earnings increased by $95 million, or 39%, driven primarily by increased revenues in Argentina and Brazil, as well as a 23% increase in foreign exchange revenues, primarily in the capital markets unit. These increases were attained despite economic volatility in 1999, which resulted in a devaluation of the Brazilian currency and a significant recession in Argentina. Revenues increased as a result of widening interest rate spreads as well as increased banking fees, credit card revenues, mutual fund fees and foreign exchange revenues in both countries. These higher revenues were partly offset by increased operating costs associated with the regional branch expansion and a higher provision for credit losses. International operations increasingly emphasize deposit gathering (Argentina), top-tier consumer lending opportunities (Brazil) and mutual fund fee generation. At December 31, 1999, international mutual fund assets under management totaled $8.3 billion, while average deposit balances were $9.6 billion for 1999. Loan balances at December 31, 1999 were $822 million ahead of 1998 at $14.5 billion, due primarily to growth in commercial loans. Additional information relating to international cross-border outstandings and currency positions and risks related to the Corporation's International Banking unit is presented in the Cross-Border Outstandings and Asset-Liability Management sections of this discussion.

Investment Services

The Investment Services business line is comprised of several businesses targeting the growing customer need for investment products and services. These businesses include Quick & Reilly, which offers securities brokerage, market-making and securities clearing services; the Private Clients Group, which offers specialized asset management, estate settlement and deposit and credit products to high-net-worth customers; Columbia Management, which sells proprietary mutual funds and a wide range of investment products to retail and institutional customers; and the Retail Investments Group, which markets the Corporation's proprietary mutual fund families, as well as third party mutual funds and annuity products through traditional retail distribution channels. In addition, the Investment Services group includes several businesses which offer retirement planning, large institutional asset management and not-for-profit investment services.
     The Investment Services unit earned $334 million in 1999, an increase of $65 million, or 24%, compared to 1998. Assets under management, as well as increased brokerage and market-making revenues, drove increased earnings. A $255 million, or 55%, increase in brokerage and market-making revenues at Quick & Reilly resulted from the strength of financial markets during 1999. In addition, investment management revenue remained strong at $694 million, as increased sales of mutual funds and annuity products resulted in growth in assets under management. At December 31, 1999, domestic assets under management totaled approximately $120 billion.

Principal Investing

This business line provides startup capital and debt financing to new ventures and selected small business ventures that are predominantly privately or closely held companies. The Principal Investing business line had assets with an aggregate carrying value of approximately $4 billion at year-end 1999. In 1999, earnings increased $31 million to $212 million. Increased earnings were driven by realized gains on the sale of several technology stocks as a result of effective investment strategies and continued strength in the equity markets. Principal Investing earnings are affected by the condition of equity markets, the general state of the economy and the timing of sales.

COMMERCIAL AND RETAIL BANKING

Year ended December 31              1999           1998
Dollars in millions
============================================================
Income Statement Data:
  Net interest income (FTE)       $4,204         $3,941
  Noninterest income               1,581          1,418
  Provision for credit losses        374            339
  Noninterest expense              3,351          3,194
  Taxes/FTE adjustment               834            757
------------------------------------------------------------
  Net Income                      $1,226         $1,069
------------------------------------------------------------
Balance Sheet Data:
  Average assets                 $70,995        $60,918
  Average loans and leases        59,667         52,489
  Average deposits                79,014         78,174
------------------------------------------------------------
Return on Equity                      22%            23%
============================================================

Commercial and Retail Banking includes domestic banking to consumer and small business customers, as well as domestic commercial banking operations, which includes middle market lending, asset-based lending, leasing, cash management, trade finance and government banking services. Operating results reflect growth in Commercial Banking loan and lease portfolios, as well as ongoing changes to retail banking products and distribution channels. Earnings for this unit increased $157 million, or 15%, as strong growth in commercial services was complemented by relatively slower growth in the retail banking units.

Year ended December 31   1999    1998     %       1999    1998       %
Dollars in millions       Net Income   Change    Total Revenue    Change
=======================================================================
Commercial Finance       $380    $265    43%    $1,146  $  770     49%
Retail Distribution       345     314    10      2,355   2,322      1
Commercial Banking        226     203    11      1,070   1,023      5
Small Business            224     214     5        850     828      3
Consumer Lending           51      73   (30)       364     416    (13)
-----------------------------------------------------------------------
Total                  $1,226  $1,069    15%    $5,785  $5,359      8%
=======================================================================

Commercial Finance

Commercial Finance focuses on the asset financing needs of corporate customers, and offers asset-based lending, commercial real estate loans and leasing products to corporate customers located throughout the nation. Commercial Finance customers also have access to debt capital markets, cash management, trade services, foreign exchange, international services, interest rate protection and investment products. Commercial Finance earned $380 million in 1999, an increase of 43% compared to 1998. This increase in earnings was primarily driven by loan growth of $8 billion, including the first quarter 1999 acquisition of Sanwa, which accounted for nearly $6 billion of additional loan and lease balances at the time of purchase. Completing strategic acquisitions like Sanwa allows the Corporation to expand its market presence, differentiate itself from the competition and strengthen account relationships by being able to offer corporate customers a full range of sophisticated financing products to meet their needs. Commercial Finance had $28 billion in average loans and leases outstanding during 1999 compared to $20 billion during 1998.

Retail Distribution

Retail Distribution offers consumer retail services through various delivery channels, and includes consumer deposit products and direct banking services. The Corporation distributes consumer retail products and services through a network of over 1,500 branches, including convenient in-store branches, 4,000 ATMs, electronic banking products, Internet banking and 24-hour customer call centers. These delivery channels provide customers with the convenience to manage their finances in virtually any manner suited to their needs. The Corporation continues to expand its electronic banking customer base, which has grown from 438,000 in 1998 to 669,000 in 1999, and currently has several electronic banking initiatives in process.
     This unit also includes the Corporation's Community Banking group, which seeks to stimulate the economic revitalization of low and moderate income neighborhoods in our eight state footprint. Community Banking is also responsible for oversight of the Corporation's compliance with the provisions of the Community Reinvestment Act. Community Banking includes 48 branches in select inner-city neighborhoods where it serves the needs and reflects the linguistic and cultural diversity of its 140,000 customers. A staff of community development officers serves as information brokers who provide financial education and referral services to low and moderate income customers. In addition to providing traditional banking products and services, this group is a leading provider of equity and at-risk capital for low and moderate and historically underserved minority and women-owned businesses.
     In 1999, Retail Distribution earned $345 million, a 10% increase over 1998 earnings of $314 million. Higher earnings were driven by increased fee revenues resulting from product enhancements and aggressive pricing strategies established in the latter part of 1998. Core deposit levels declined marginally, as continued customer migration towards higher-yielding deposit products and mutual funds was partly offset by the successful promotion of money market accounts in selected markets. Operating costs remained relatively flat with the prior year despite the need for continuing reconfiguration of distribution channels to keep pace with the ever-changing preferences of today's customers. During 1999, Retail Distribution had average core deposit balances of $55.1 billion compared with $55.5 billion during 1998.

Commercial Banking

Commercial Banking represents middle-market commercial lending, government banking services, trade services and cash management services. Commercial Banking provides a wide range of credit and banking services to customers generally ranging in size from $10 million to $500 million in annual sales, as well as government banking customers. As in the Commercial Finance unit, the Corporation provides its Commercial Banking customers with superior access to financial solutions, and supports its customers with services such as foreign exchange, international services, interest rate protection and investment products.
     Commercial Banking earned $226 million in 1999, an 11% increase over the $203 million earned in 1998, resulting from increased levels of cash management, trade services and investment banking revenue. Declining spreads diminished some of the additional revenue generated by the $1 billion of loan growth during the year.

Small Business

The Small Business group provides a full range of financial services to businesses with annual sales of up to $10 million. Services offered include commercial lending, real estate lending, deposit products and cash management. This unit also offers an array of innovative solutions to small business customers, including: Business Solution Centers, where customers can conveniently shop for tax, payroll, cash management and other services; Business Leasing, where small business customers can access a number of leasing alternatives; and StoreFronts@Fleet.com, where the Corporation helps small businesses develop a retail presence on the Internet. The Corporation is widely recognized as the leading small business lender in the Northeast and the fourth largest SBA lender in the country. Earnings for this unit were $224 million in 1999, slightly higher than 1998 earnings of $214 million. Higher account service charges and increased merchant fees drove the increased earnings, enhanced by an improved spread on loans and deposits and slightly improved credit quality. Average loan balances were relatively unchanged at $4 billion for 1999, while average deposit balances increased by $1 billion to nearly $12 billion. Fee revenue generated from higher deposit volumes was offset by increased processing costs and increased interest expense associated with the changing deposit mix.

Consumer Lending

Consumer Lending offers a convenient and competitive selection of loan products to consumers. Products and services are delivered through the many types of retail distribution channels available to the Corporation's customers. Products offered include home equity loans and student loans, as well as both direct and indirect installment lending programs. The Consumer Lending business has nearly $10 billion in consumer loan balances, excluding credit card and residential mortgage products, which are managed as part of the National Consumer Group. The Consumer Lending business earned $51 million in 1999, a decline of 30% from 1998. Lower earnings were primarily the result of lower loan balances, as this unit has shifted away from certain higher-risk loan types.

NATIONAL CONSUMER GROUP

Year ended December 31              1999           1998
Dollars in millions
============================================================
Income Statement Data:
  Net interest income (FTE)        $ 456          $ 549
  Noninterest income               1,269            877
  Provision for credit losses        336            335
  Noninterest expense                971            841
  Taxes/FTE adjustment               163             98
------------------------------------------------------------
  Net Income                       $ 255          $ 152
------------------------------------------------------------
Balance Sheet Data:
  Average assets                 $13,435        $13,148
  Average loans and leases         4,533          5,141
  Average deposits                 2,403          2,650
------------------------------------------------------------
Return on Equity                      11%             7%
============================================================

The National Consumer Group includes credit card services, mortgage banking and student loan processing. A more detailed analysis of these business lines follows.

Year ended December 31   1999    1998     %       1999    1998       %
Dollars in millions       Net Income   Change    Total Revenue    Change
=======================================================================
Credit Cards             $154     $85    81%    $1,134    $921      23%
Mortgage Banking           71      42    69        404     357      13
Student Loan Processing    30      25    20        187     148      26
-----------------------------------------------------------------------
Total                    $255    $152    68%    $1,725  $1,426      21%
=======================================================================

The Corporation's credit card subsidiary is the eighth largest bank credit card issuer in the nation. Fleet Mortgage, with offices located in 15 states, originated approximately $35 billion of loans in 1999 and currently services a mortgage portfolio of $150 billion and 1.6 million loans. Student Loan Processing, through the Corporation's AFSA subsidiary, services approximately 7 million accounts nationwide and is the largest student loan service provider in the nation, with approximately $61 billion of student loans serviced.
     National Consumer Group earnings increased $103 million compared to 1998, due primarily to the integration of 1998 acquisitions in the domestic consumer credit card business and strong consumer confidence during 1999, as well as increased mortgage banking revenues. The National Consumer Group also had increased earnings in its AFSA unit, due to increased student loan account volumes.

ALL OTHER

All Other includes certain transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of the Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the asset-liability management function and wholesale funding needs. For comparative purposes, businesses sold during the year have been allocated to All Other. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units. In both 1999 and 1998, All Other included several such transactions. The Corporation recorded merger- and restructuring-related charges and other costs totaling $1.1 billion and $218 million in 1999 and 1998, respectively, and gains on sales of businesses of $50 million and $254 million in 1999 and 1998, respectively.
     All Other had a net loss of $733 million in 1999 compared to net income of $227 million in 1998. The decrease in earnings is primarily attributable to the aforementioned merger- and restructuring-related charges and other costs recorded in the fourth quarter of 1999 in connection with the merger with BankBoston, as well as the absence of the gains realized on sales of businesses in 1998.

FINANCIAL CONDITION

Total assets increased $12.8 billion to $190.7 billion as of December 31, 1999, the result of increases in trading assets, investment securities, mortgage servicing rights and strong loan growth, offset, in part, by a decrease in mortgages held for resale. In connection with obtaining regulatory approvals for the merger with BankBoston, the Corporation agreed to divest $13 billion of deposits and $9 billion of loans. These divestitures will occur in 2000.
     Total loans at December 31, 1999 were $119.7 billion, an increase of 7%, compared with $112.1 billion at December 31, 1998. The increase was attributable to the acquisition of Sanwa and strong loan growth in the domestic commercial loan and lease financing portfolios, offset, in part, by securitization activity of $2.3 billion.
     Total deposits decreased $3.3 billion to $114.9 billion at December 31, 1999. The decrease was due principally to declines of $1.4 billion in domestic regular savings and NOW deposits, $2.6 billion in domestic time deposits and $698 million in international deposits, partially offset by a $1.5 billion increase in domestic money market deposits resulting from the Corporation's efforts to maintain competitive low cost funding sources.
     Short-term borrowings decreased $1.1 billion to $18.1 billion at December 31, 1999, primarily the result of a decrease in treasury, tax and loan borrowings.
     Long-term debt increased $10.9 billion to $25.3 billion as a result of funding both acquisitions and balance sheet growth.
     The Corporation's investment securities portfolio plays a significant role in the management of the Corporation's balance sheet, as the liquid nature of the securities portfolio enhances the efficiency of the balance sheet. The amortized cost of securities available for sale increased $1.8 billion to $23.4 billion at December 31, 1999, compared to $21.7 billion at December 31, 1998. The valuation of securities available for sale increased $514 million to a net unrealized gain (pre-tax) position of $692 million at December 31, 1999, due to increases in the value of marketable equity securities, primarily investments held by the Corporation's Principal Investing business. Excluding the Principal Investing portfolio, the Corporation's more traditional investment portfolio had a net unrealized loss (pre-tax) of $673 million.


SECURITIES

December 31                                                  1999                     1998                    1997
                                                   Amortized      Market    Amortized      Market   Amortized       Market
In millions                                             Cost       Value         Cost       Value        Cost        Value
===========================================================================================================================
Securities available for sale:
  U.S. Treasury and government agencies               $2,282      $2,196       $1,821      $1,845      $3,435       $3,466
  Mortgage-backed securities                          14,157      13,567       14,166      14,380      10,602       10,769
  Other debt securities                                4,850       4,853        4,188       4,135       2,521        2,513
---------------------------------------------------------------------------------------------------------------------------
     Total debt securities                            21,289      20,616       20,175      20,360      16,558       16,748
---------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                           977       2,342          446         439         392          447
  Other equity securities                              1,173       1,173        1,043       1,043         864          864
---------------------------------------------------------------------------------------------------------------------------
          Total securities available for sale         23,439      24,131       21,664      21,842      17,814       18,059
---------------------------------------------------------------------------------------------------------------------------
          Total securities held to maturity            1,081       1,081        1,527       1,537       1,786        1,794
---------------------------------------------------------------------------------------------------------------------------
Total securities                                     $24,520     $25,212      $23,191     $23,379     $19,600      $19,853
===========================================================================================================================

LOANS AND LEASES

December 31                              1999      1998
In millions
========================================================
Domestic:
  Commercial and industrial           $55,184   $54,447
  Commercial real estate                7,945     8,176
  Consumer                             30,885    29,789
  Lease financing                      10,933     5,750
--------------------------------------------------------
    Total domestic loans and leases   104,947    98,162
--------------------------------------------------------
International:
  Commercial                           11,855    11,126
  Consumer                              2,898     2,806
--------------------------------------------------------
   Total international loans           14,753    13,932
   and leases
--------------------------------------------------------
Total loans and leases               $119,700  $112,094
========================================================

The loan and lease portfolio inherently includes credit risk. The Corporation attempts to control such risk through analysis of credit applications, portfolio diversification and ongoing examinations of outstandings and delinquencies. The Corporation strives to identify potential classified assets as early as possible, to take charge- offs promptly based on realistic assessments of probable losses and to maintain an adequate reserve for credit losses. The Corporation's portfolio is well diversified by borrower, industry, product and geographic location, thereby reducing the concentration of credit risk.
     Total loans and leases increased $7.6 billion, or 7%, over December 31, 1998. Domestic loans and leases increased $6.8 billion, or 7%, while international loans and leases increased $821 million, or 6%. The increase in domestic loans and leases was due primarily to the addition of Sanwa loans and leases in the first quarter of 1999. Partially offsetting the increase in domestic loans and leases were securitizations of $1 billion of commercial and industrial (C&I) loans, $900 million of credit card loans and $400 million of home equity loans. Growth in the Corporation's international loan portfolio was driven primarily by growth in the Brazilian commercial portfolio.

Commercial and Industrial Loans

Domestic C&I loans increased $737 million to $55.2 billion at December 31, 1999, primarily as a result of the addition of Sanwa loans, partially offset by $1 billion of securitizations.
     Domestic C&I borrowers consist primarily of middle-market and large corporate customers, and are well-diversified as to industry and companies within each industry. International commercial borrower industry concentrations consist primarily of banking and insurance, transportation, communications and energy production and distribution.

Lease Financing

The Corporation is engaged in lease financing on both a domestic and international basis. Domestic lease financing totaled $10.9 billion at December 31, 1999, compared with $5.8 billion at December 31, 1998. This 90% increase was primarily attributable to the aforementioned acquisition of Sanwa. This acquisition significantly expanded the Corporation's geographic presence, existing product line and client base to include lease financing to manufacturers of capital equipment and leasing programs for small businesses. As a result of this acquisition, the Corporation's capital leasing business has become the second-ranked bank lessor and one of the top ten leasing companies in the United States.

Consumer Loans

December 31                              1999      1998
In millions
========================================================
Domestic:
  Residential real estate             $10,881   $11,243
  Home equity                           7,095     6,550
  Credit card                           5,455     6,077
  Student loans                         1,407     1,447
  Installment/other                     6,047     4,472
--------------------------------------------------------
     Total domestic loans              30,885    29,789
--------------------------------------------------------
International                           2,898     2,806
--------------------------------------------------------
Total consumer loans                  $33,783   $32,595
========================================================

Approximately 58% of the domestic consumer loan portfolio at December 31, 1999 consisted of loans secured by residential real estate, including second mortgages, home equity loans and lines of credit. The Corporation manages the risk associated with most types of consumer loans by utilizing uniform credit standards when extending credit, together with systems that streamline the process of monitoring delinquencies.
     Domestic residential real estate loans, secured by one- to four-family properties, decreased $362 million, or 3%, to $10.9 billion at December 31, 1999. The $545 million, or 8%, increase in domestic home equity loans was primarily the result of increased mailing campaigns and new products offset, in part, by a $400 million securitization.
     Domestic credit card loans decreased $622 million to $5.5 billion at December 31, 1999. The decrease was primarily the result of $900 million of securitizations during 1999, partially offset by growth in the owned portfolio.
     Installment and other consumer loans increased $1.6 billion, or 35%, primarily due to an increase in margin loans at Quick & Reilly, as a result of the strong equity markets.

Cross-Border Outstandings

In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At December 31, 1999, total cross-border outstandings were $12.9 billion, compared with $10.6 billion at December 31, 1998, which included $7.2 billion and $6.4 billion, respectively, of cross-border outstandings to emerging markets countries. Excluded from cross-border outstandings are the following:

o Local country claims that are funded by local country obligations payable only in the country where issued, regardless of the currency in which the claim or obligation is denominated.

o Local country claims funded by non-local country obligations (typically denominated in U.S. dollars or other non-local currency), where the providers of funds agree that, in the event their claims cannot be repaid in the designated currency due to currency exchange restrictions in a given country, they may either accept payment in local currency or wait to receive the non-local currency until such time as it becomes available in the local market. At December 31, 1999, such outstandings related to emerging markets countries totaled $2.7 billion, compared with $2.2 billion at December 31, 1998.

o Claims reallocated as a result of external guarantees, cash collateral, or insurance contracts issued primarily by U.S. government agencies.

     Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale, securities held to maturity, loans and lease financing, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives.
     In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. The Corporation manages its cross-border outstandings using country exposure limits established by the Country Exposure Committee.
     The following table details by country the Corporation's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at December 31, 1999, 1998, and 1997. Cross-border outstandings to Brazil were less than 1% of consolidated total assets at December 31, 1998 and 1997.

Significant Cross-Border Outstandings

December 31                               1999(a)   1998(a)  1997(a)
Dollars in millions
=====================================================================
Argentina:
   Banks                                  $  405    $  125   $   52
   Government entities and agencies        1,470       775      740
   Other                                     795     1,155    1,035
---------------------------------------------------------------------
Total                                     $2,670    $2,055   $1,827
---------------------------------------------------------------------
Percentage of total assets                   1.4%      1.2%     1.1%
---------------------------------------------------------------------
Commitments(b)                            $   12    $   11   $   35
---------------------------------------------------------------------
Brazil:
   Banks                                  $  170       ---      ---
   Government entities and agencies        1,540       ---      ---
   Other                                     210       ---      ---
---------------------------------------------------------------------
Total                                     $1,920       ---      ---
---------------------------------------------------------------------
Percentage of total assets                   1.0%      ---      ---
---------------------------------------------------------------------
Commitments(b)                            $   30       ---      ---
=====================================================================
(a)Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at December 31, 1999, 1998 and 1997 were approximately as follows: 1999-none; 1998-none; 1997-Brazil-$1.4 billion.
(b)Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.

Total cross-border outstandings to Latin America were $6.4 billion at December 31, 1999. For additional information on Argentina and Brazil, see the Line of Business Information section of this discussion.

NONPERFORMING ASSETS(A)(B)

===================================================================
In millions                              C&I  CRE  Consumer  Total
-------------------------------------------------------------------
Nonperforming loans and leases:
 Current or less than 90 days past due
      Domestic                          $336  $ 6       $ 6   $348
      International                       11  ---       ---     11
 Noncurrent
      Domestic                            99   23        82    204
      International                       85   48        99    232
 Other real estate owned (OREO)
      Domestic                             1   17        11     29
      International                      ---   13         4     17
-------------------------------------------------------------------
Total NPAs-Domestic                     $436 $ 46      $ 99   $581
Total NPAs-International                  96   61       103    260
-------------------------------------------------------------------
Total NPAs, December 31, 1999           $532 $107      $202   $841
-------------------------------------------------------------------
1998:
Total NPAs-Domestic                     $259  $95      $134   $488
Total NPAs-International                  86    1       109    196
-------------------------------------------------------------------
Total NPAs, December 31, 1998           $345  $96      $243   $684
===================================================================
(a)Throughout this Report, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($320 million and $275 million at December 31, 1999 and 1998, respectively). Included in the 90 days past due and still accruing interest amounts were $251 million and $248 million of consumer loans at December 31, 1999 and 1998, respectively.
(b)NPAs and related ratios at December 31, 1999 and 1998 do not include
   $237 million and $46 million, respectively, of NPAs classified as held for sale by accelerated disposition.

Nonperforming assets (NPAs) are assets on which income recognition has either ceased or is limited. NPAs negatively affect the Corporation's earnings by reducing interest income. In addition to NPAs, asset quality is measured by the provision for credit losses, charge-offs and certain credit quality-related ratios.
     NPAs at December 31, 1999, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .70% and .44%, respectively, compared to .61% and .38%, respectively, at December 31, 1998. NPAs increased $157 million, or 23%, over the prior year. The rise in NPAs was due to an increase in domestic NPAs of $93 million and a $64 million increase in international NPAs.
     Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

Activity in Nonperforming Assets

Year ended December 31                 1999     1998
In millions
======================================================
Balance at beginning of year          $ 684    $ 772
Additions                             1,615    1,165
Reductions:
  Payments/interest applied            (501)    (482)
  Returned to accrual                   (74)     (50)
  Charge-offs/write-downs              (656)    (609)
  Sales/other                           (64)     (79)
------------------------------------------------------
     Total reductions                (1,295)  (1,220)
------------------------------------------------------
Subtotal                              1,004      717
------------------------------------------------------
Assets reclassified as held for sale    163)     (33)
  by accelerated disposition
------------------------------------------------------
Balance at end of year                $ 841    $ 684
======================================================

RESERVE FOR CREDIT LOSSES

The reserve for credit losses represents the amount available for credit losses inherent in the Corporation's loan and lease portfolios. The Corporation performs periodic, systematic reviews of its portfolios to identify these inherent losses, and to assess the overall probability of collection of these portfolios. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the reserve for credit losses. In addition, the Corporation periodically evaluates prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the reserve for credit losses are allocated to cover the estimated losses inherent in each loan and lease category based on the results of this detailed review process.
     Commercial loans and leases are individually reviewed and assigned a credit risk rating from "1" (low risk of loss) to "10" (high risk of loss). This process includes the review of loans with a credit risk rating of "8" and above and a principal balance greater than $250,000 to determine the need for a specific loan loss allocation. Additionally, derived or calculated loan loss allocations are provided for credit risk rated loans not specifically allocated. Estimated loss factors are provided for loans with a credit risk rating of "1" to "7" based on their specific credit risk rating classification. The combination of these analyses is the basis for the determination of the commercial loan and lease portions of the reserve for credit losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Small business loans are analyzed in a similar manner based on delinquency migration. This analysis includes two years of forecasted net credit losses. The results of the analyses are reviewed and discussed by the Corporation's Risk Management Committee, the respective lines of business and the Collections group.
     A "sovereign risk" analysis, which assesses the cross-border risk of credit loss, is performed as part of the Corporation's review of its international commercial and consumer loan portfolios.
     Testing of forecasted net credit losses and specific allocations of the reserve are performed on a quarterly basis. Adjustments to reserve allocations for specific segments of the loan and lease portfolio may be made as a result of this testing, based on the accuracy of forecasted net credit losses and other credit- or policy-related issues.
     The process used by the Corporation to determine the appropriate overall reserve for credit losses is based on this analysis, taking into consideration management's judgment. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Corporation believes that the reserve for credit losses is adequate as of December 31, 1999.
     Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer's financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     The Corporation's reserve for credit losses increased $182 million from December 31, 1998, to $2.5 billion at December 31, 1999, primarily due to the addition of reserves from the Sanwa acquisition. The 1999 provision for credit losses was $933 million, $83 million higher than the prior year provision of $850 million. The increase in the provision for credit losses was due primarily to a higher level of losses in the domestic C&I loan portfolio compared to 1998, and as a result of the Sanwa acquisition.
     During 1999, the Corporation experienced loan growth of $7.6 billion, or almost 7%, while the reserve for credit losses increased almost 8%. As a result of core loan growth, the addition of approximately $6 billion in assets from the Sanwa acquisition, and continued growth in new initiatives in various lines of business, the risk characteristics of the Corporation's loan portfolio continue to change. Additionally, the almost 13% increase in gross charge-offs was driven by a 66% increase in gross charge-offs in the domestic C&I portfolio. Increased charge-offs in the C&I portfolio were recorded in several lines of business, requiring additional reserves to be allocated to this portfolio. Specifically, reserve allocated to the domestic C&I portfolio rose from 43% of the total reserve for credit losses at December 31, 1998 to over 57% at December 31, 1999.
     An integral component of the Corporation's risk management process is to ensure the proper allocation of the reserve for credit losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. The unallocated component of the reserve for credit losses represents management's view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified.
     This unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation. At December 31, 1999, the Corporation's allocated reserve for credit losses had increased to 95% of the total reserve for credit losses, due to acquisitions and the application of common methodology to the combined portfolio.


Reserve for Credit Losses Allocation

December 31                        1999                 1998                 1997                 1996                 1995
====================================================================================================================================
                                      Percent of           Percent of           Percent of           Percent of           Percent of
                                    Loan Type to         Loan Type to         Loan Type to         Loan Type to         Loan Type to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial and industrial    $1,429        46.10%  $ 991        47.41%  $ 854        44.08%  $ 898        41.54%  $ 827       39.12%
Commercial real estate:
  Construction                   10         1.39      12         1.16      15         1.09      26         1.35      23        1.30
  Interim/permanent              55         5.25      85         7.29     118         8.46     212         8.55     296        8.22
Residential real estate          33         9.09      30        10.03      50        11.82      80        11.13     126       17.22
Consumer                        382        16.71     682        16.55     444        17.86     558        23.20     340       20.63
Lease financing                 112         9.13      31         5.13      28         4.70      36         4.10      41        3.89
International                   353        12.33     242        12.43     189        11.99     217        10.13     171        9.62
Unallocated                     114            -     233            -     446            -     344            -     387           -
------------------------------------------------------------------------------------------------------------------------------------
Total                        $2,488        100.0% $2,306        100.0% $2,144        100.0% $2,371        100.0% $2,211       100.0%
====================================================================================================================================

Reserve for Credit Losses Activity

Year ended December 31          1999    1998    1997    1996    1995
In millions
======================================================================
Balance at beginning of year  $2,306  $2,144  $2,371  $2,211  $2,323
Gross charge-offs:
  Domestic:
    Commercial and industrial    398     240     174     181     156
    Commercial real estate        17      23      46     105     155
    Residential real estate       12      21      29      45      88
    Consumer                     148     164     253     246     168
    Credit card                  372     369     300     161      70
    Lease financing               47       1       2       4       4
  International:
    Consumer                     121      91      38      32      35
    Commercial                    71     141      38      20      24
----------------------------------------------------------------------
Total gross charge-offs        1,186   1,050     880     794     700
----------------------------------------------------------------------
Recoveries:
  Domestic:
    Commercial and industrial     79      73      73      72      65
    Commercial real estate        18      28      39      33      46
    Residential real estate        4       4       7       6       8
    Consumer                      36      42      60      54      56
    Credit card                   38      32      19      10       7
    Lease financing                8       2       2       4       5
  International:
    Consumer                      30      23      13      11       8
    Commercial                    77      12      12       4       7
----------------------------------------------------------------------
Total recoveries                 290     216     225     194     202
----------------------------------------------------------------------
Net charge-offs                  896     834     655     600     498
Provision                        933     850     522     444     376
Acquired/divestitures/other      145     146     (94)    316      10
----------------------------------------------------------------------
Balance at end of year        $2,488  $2,306  $2,144  $2,371  $2,211
======================================================================

Net charge-offs increased $62 million to $896 million in 1999, primarily as result of increased charge-offs in the domestic C&I and lease financing portfolios, offset, in part, by a decline in international net charge-offs.
     Net charge-offs in the domestic C&I portfolio increased $152 million to $319 million in 1999 compared to 1998, primarily the result of relatively lower levels of charge-offs in this portfolio in 1998. Net charge-offs in the domestic lease financing portfolio increased $40 million in 1999, primarily the result of the acquisition of Sanwa.
     International net charge-offs decreased $112 million to $85 million in 1999, due primarily to partial insurance recoveries in 1999, and related charge-offs in 1998, of certain international private bank loans. Excluding the effects of these recoveries and charge-offs, international net charge-offs were relatively flat year to year.
     The ratio of net charge-offs to average loans increased slightly to .76%, compared to .75% at December 31, 1998.

ASSET-LIABILITY MANAGEMENT

The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Corporation's Board of Directors (the Board). The Board delegates responsibility for asset-liability management to the corporate Asset, Liability and Capital Committee (ALCCO). ALCCO sets strategic directives that guide the day-to-day asset-liability management activities of the Corporation. ALCCO also reviews and approves all major market risk, liquidity, and capital management programs.

MARKET RISK

Market risk is defined as the sensitivity of income to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. As discussed below, the Corporation is exposed to market risk in both its non-trading and trading operations.

NON-TRADING MARKET RISK

U.S. Dollar Denominated Risk

At December 31, 1999, U.S. dollar denominated assets comprised the majority of the Corporation's balance sheet. Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk is defined as the sensitivity of income or financial condition to variations in interest rates. This risk arises directly from the Corporation's core banking activities
- lending, deposit gathering, and loan servicing.
     The primary goal of interest rate risk management is to control the exposure to interest rate risk, both within limits approved by the Board and within narrower guidelines approved by ALCCO. These limits and guidelines reflect the Corporation's tolerance for interest rate risk over both short-term and long-term time horizons.
     The Corporation controls interest rate risk by identifying, quantifying and hedging its exposures. The Corporation identifies and quantifies its interest rate exposures using sophisticated simulation and valuation models, as well as simpler gap analyses, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of the Corporation's assets and liabilities.
     The Corporation manages the interest rate risk inherent in its core banking operations using both on-balance sheet instruments, mainly fixed-rate portfolio securities, and a variety of off-balance sheet instruments. The most frequently used off-balance sheet instruments are interest rate swaps and options (e.g., interest rate caps and floors). When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.
     The major source of the Corporation's non-trading interest rate risk is the difference in the maturity and repricing characteristics between the Corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, is a risk to net interest income.
     Most significantly, the Corporation's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index. Most of the Corporation's commercial loans, for example, reprice rapidly in response to changes in short-term interest rates (e.g., LIBOR and prime rate). In contrast, many of its consumer deposits reprice slowly, if at all, in response to changes in market interest rates. As a result, the core bank is asset-sensitive.
     In managing interest rate risk, the Corporation uses fixed-rate portfolio securities and interest rate swaps to offset the general asset sensitivity of the core bank. Additionally, the Corporation uses interest rate swaps to offset basis risk, including specific exposure to changes in the prime rate. At December 31, 1999 and 1998, interest rate swaps totaling $23.2 billion (notional amount) were being used to manage risk to net interest income.
     A second major source of non-trading interest rate risk is the sensitivity of MSRs to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time. When mortgage interest rates decline, the borrower has a greater incentive to prepay a mortgage loan through a refinancing; when mortgage interest rates rise, this incentive is reduced or eliminated. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR asset and reduce the amount of servicing fees to be received and, therefore, the economic value of the MSRs. Correspondingly, an increase in interest rates and an actual (or probable) decline in mortgage prepayments lengthen the expected life of the MSR asset and enhance its economic value. The expected income from and, therefore, the economic value of MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments.
     To mitigate the risk of declining long-term interest rates, increased mortgage prepayments and the potential impairment of MSRs, the Corporation uses a variety of risk management instruments, including interest rate swaps, caps and floors tied to "constant maturity" yields on long-term (e.g., 10-year) Treasury notes and swaps, options on swaps, exchange-traded options on Treasury bond and note futures contracts, and swaps linked to mortgage assets such as "principal only" (P.O.) securities. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. At December 31, 1999 and 1998, the Corporation had approximately $52.2 billion and $65.2 billion (notional amount), respectively, of outstanding derivatives being used to manage risk to the MSRs' valuation.
     Complicating management's efforts to control non-trading exposure to interest rate risk is the fundamental uncertainty of the maturity, repricing, and/or runoff characteristics of some of the Corporation's core banking assets and liabilities. This uncertainty often reflects optionality features contained in these financial instruments. The most important optionality features are contained in consumer deposits and loans.
     For example, many of the Corporation's interest bearing retail deposit products (e.g., interest checking, savings and money market deposits) have no contractual maturity. Customers have the right to withdraw funds from these deposit accounts freely. Deposit balances may therefore run off unexpectedly due to changes in competitive or market conditions. To forestall such runoff, rates on interest bearing deposits may have to be increased more (or reduced less) than expected. Such repricing may not be highly correlated with the repricing of prime rate-based or LIBOR-based loans. Finally, balances that leave the banking franchise may have to be replaced with other more expensive retail or wholesale deposits. Given the uncertainties surrounding deposit runoff and repricing, the interest rate sensitivity of core bank liabilities cannot be determined precisely.
     Similarly, customers have the right to prepay loans, particularly residential mortgage loans, without penalty. As a result, the Corporation's mortgage-based assets (including mortgage loans and securities as well as MSRs) are subject to prepayment risk. This risk tends to increase when interest rates fall due to the benefits of refinancing. Since the future prepayment behavior of the Corporation's customers is uncertain, the interest rate sensitivity of mortgage assets cannot be exactly determined.
     To cope with such uncertainties, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. For example, assumptions for mortgage prepayments are derived from third party prepayment estimates for comparable mortgage loans. Assumptions for noncontractual deposits are based on a historical analysis of repricing and runoff trends, heavily weighted to the recent past, modified by business judgment concerning prospective competitive market influences.
     To measure the sensitivity of its income to changes in interest rates, the Corporation uses a variety of methods, including simulation, gap, and valuation analyses.
     Simulation analysis involves dynamically modeling interest income and expense from the Corporation's on-balance sheet and off-balance sheet positions over a specified time period under various interest rate scenarios and balance sheet structures. The Corporation uses simulation analysis to measure the sensitivity of net interest income over relatively short (e.g., 1-2 year) time horizons.
     Key assumptions in these simulation analyses (and in the gap and valuation analyses discussed below) relate to the behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Corporation's deposit and loan customers. As indicated above, the most material assumptions relate to the prepayment of mortgage assets, as well as the repricing and/or runoff of noncontractual deposits.
     As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios. Some scenarios reflect reasonable or "most likely" economic forecasts. Other scenarios are deliberately extreme, including immediate interest rate "shocks," gradual interest rate "ramps," spread narrowings/widenings, and yield curve "twists."
     Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario. But in some analyses, assumptions are deliberately manipulated to test the Corporation's exposure to "assumption risk."
     The Corporation's Board limits on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The Corporation was in compliance with this limit at December 31, 1999 and 1998. The following table reflects the estimated exposure of the Corporation's net interest income for the next 12 months, assuming an immediate shift in interest rates. This estimated exposure reflects the anticipated divestitures more fully discussed in Note 2 to the Consolidated Financial Statements.

                               Estimated Exposure to
         Rate Change            Net Interest Income
       (Basis Points)              (In millions)
=======================================================
                                    1999    1998
-------------------------------------------------------
            +200                   $ (58)   $  7
            -200                     (12)   (156)
=======================================================

Management believes that these estimates reflect a complete and accurate representation of the Corporation's balance sheet. It should be emphasized, however, that the estimated exposures set forth above are dependent on material assumptions such as those previously discussed.
     Management believes that the exposure of the Corporation's net interest income to gradual and/or modest changes in interest rates is relatively small. As indicated by the results of the simulation analysis, a sharp move in interest rates, up or down, will tend to reduce net interest income, but by amounts that are within corporate limits. This exposure is primarily related to two major risk factors discussed earlier - the anticipated repricing/runoff of noncontractual deposits and the assumed prepayment of mortgage loans and securities.
     Valuation analysis involves projecting future cash flows from the Corporation's assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The Corporation's "economic value of equity" (EVE) is the estimated net present value of the discounted cash flows. The interest rate sensitivity of EVE is a measure of the sensitivity of long-term earnings to changes in interest rates. The Corporation uses valuation analysis (specifically, the sensitivity of EVE) to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., >2-year) time horizon. Valuation analysis provides a more comprehensive measure of the Corporation's exposure to interest rate risk than simulation analysis. Valuation analysis incorporates a longer time horizon and also includes certain interest rate-sensitive components of noninterest income, specifically mortgage banking revenue.
     The Corporation's Board limits on interest rate risk specify that if interest rates were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. The Corporation was in compliance with this limit at December 31, 1999 and 1998. The following table reflects the Corporation's estimated exposure to economic value assuming an immediate shift in interest rates. This estimated exposure reflects the anticipated divestitures more fully discussed in Note 2 to the Consolidated Financial Statements. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular the sensitivity of hedged MSRs, to changes in interest rates can be nonlinear. An immediate shift in interest rates is used in this analysis to provide management with an estimate of exposure under an extremely adverse scenario. A gradual shift in interest rates should have a much more modest impact, due partly to anticipated hedge activity.

                                 Estimated Exposure to
         Rate Change                Economic Value
        (Basis Points)               (In millions)
=======================================================
                                    1999     1998
-------------------------------------------------------
            +200                 $   118    $(328)
            +100                      65      (22)
            -100                    (539)    (536)
            -200                  (1,457)    (941)
=======================================================

During early 1999, management continued to add fixed-rate portfolio securities and interest rate swaps to control the asset sensitivity inherent in the maturity and repricing mismatch of the core bank assets and liabilities. Late in 1999, there were relatively modest additions to portfolio securities and swaps, as the planned deposit divestiture and the continued uptrend in interest rates both reduced the immediate need for such hedges. Key assumptions related to the EVE treatment of noncontractual deposits are subject to frequent and careful management review. These assumptions are revised as necessary to reflect current market conditions, business trends and product manager expectations.
     It should be emphasized that valuation analysis focuses on the long-term economic value of the Corporation's future cash flows. For some financial instruments, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately. For example, if interest rates decline and the related hedge is not effective, thereby reducing estimated future fee income from MSRs such that the estimated economic value of the MSRs falls below book value, an immediate impairment charge is required. In contrast, for other financial instruments, such as fixed-rate investment securities, the beneficial impact of a decline in interest rates on future income is unrecognized unless the instruments are sold.
     As a result of such accounting requirements, a portion of the EVE exposure attributable to MSRs could materially impact earnings within the next 12 months under certain extreme scenarios involving changes in market spreads, a decline in implied option volatilities, and/or a greater-than-anticipated increase in prepayments.
     Off-balance sheet interest rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest rate risk management instruments is recorded as an adjustment to net interest income. As of December 31, 1999, the Corporation had net deferred income of $15.6 million relating to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest rate contracts of approximately 7 years.
     The interest rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During 1999, net hedge losses of $947 million were deferred and recorded as adjustments to the carrying value of the MSRs and related hedges. At December 31, 1999, the carrying value and fair value of the Corporation's MSRs were $3.3 billion and $3.5 billion, respectively.
     In connection with the Corporation's management of its MSR hedge program, the Corporation terminated (in notional amounts) $17 billion of interest rate floor and option on swap agreements and $43 billion of call options purchased, and added $19 billion and $43 billion of interest rate floor and option on swap agreements and call options purchased, respectively, during 1999. Additionally, the Corporation added $12 billion of interest rate cap and cap corridors and $10 billion of interest rate swap contracts, and terminated $21 billion and $13 billion, respectively, of these instruments during 1999.
     These risk management activities do not completely eliminate interest rate risk in the MSRs. The MSR hedges utilized were indexed to Treasury rates, swap rates and mortgage rates. Treasury rates and swap rates may not move in tandem with mortgage interest rates. In addition, as mortgage interest rates change, actual prepayments may not respond exactly as anticipated. Other pricing factors, such as the implied volatility of market yields, may affect the value of the option hedges without similarly impacting the MSRs. Therefore, the Corporation's hedging activity may not be sufficient to eliminate prepayment and other market risk completely in all interest rate scenarios.

Non-U.S. Dollar Denominated Risk

The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil.
     The Argentine interest rate risk position reflects repricing and/or maturity mismatches arising primarily from the Corporation's corporate lending and retail businesses. The interest rate risk related to these positions is managed using simulation and valuation analyses much like those used to manage the domestic interest rate risk position. At December 31, 1999, the net interest income and economic value exposures of the Corporation's Argentine non-U.S. dollar interest rate risk positions were approximately $1.5 million and $12.1 million, respectively, versus limits of $25 million and $26 million, respectively.
     The Corporation's Brazilian interest rate risk position, which is mostly short-term in nature, reflects repricing and/or maturity mismatches arising primarily from corporate lending, trade financing and treasury activities. Given the short-term nature of those positions and the volatility of the markets, the interest rate risk related to these positions is managed using a "value at risk"
(VAR) methodology, which is discussed in the Price Risk - Trading Activities section. The VAR exposure for the Corporation's Brazilian non-U.S. dollar denominated interest rate risk positions was approximately $6.6 million at December 31, 1999, versus a limit of $15 million.
     When deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of movements in currency and interest rates. The Corporation takes currency positions by funding local currency assets with dollars or by funding dollar assets with local currency liabilities. Currency positions expose the Corporation to gains or losses that depend on the relationship between currency price movements and interest rate differentials. These positions are subject to limits established by ALCCO. The majority of the Corporation's non-trading foreign exchange risk is generated by its operations in Argentina and Brazil. The following table represents the Corporation's currency positions in Argentina and Brazil for 1999 and 1998.

Currency Positions

December 31               1999                 1998
In millions        Year-end   Average   Year-end   Average
===========================================================
Argentina(a)           $297      $330       $421      $230
Brazil(b)                35        20         13         2
===========================================================
(a)Positions represent local currency assets funded by U.S. dollars for both periods presented.
(b)1999 year-end position represents local currency assets funded by U.S. dollars; 1999 average and 1998 positions represent dollar assets funded by local currency liabilities.

To date, the Corporation's currency positions have been liquid in nature, and management has been able to close and re-open these positions as necessary.

Risk Management Instrument Analysis

                                                                                               Weighted           Weighted Average
December 31, 1999                                                Assets-                        Average                 Rate
                                                      Notional   Liabilities                   Maturity    Fair   ------------------
Dollars in millions                                      Value   Hedged                         (Years)   Value   Receive      Pay
====================================================================================================================================

DOMESTIC INTEREST RATE RISK MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/pay variable                          $ 11,403   Variable-rate loans
                                                           200   Securities
                                                         1,144   Fixed-rate deposits
                                                           450   Short-term debt
                                                         5,609   Long-term debt
                                                     ---------
                                                        18,806                                      3.0   $(388)   6.31%     6.47%
                                                     ---------
  Pay fixed/receive variable                                 8   Fixed-rate loans
                                                            14   Long-term debt
                                                     ---------
                                                            22                                      4.9     ---    4.59      5.38
                                                     ---------
  Basis swaps                                               72   Securities
                                                         3,050   Deposits
                                                            50   Short-term debt
                                                     ---------
                                                         3,172                                       .3     ---    6.26      5.75
                                                     ---------
------------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk management
     instruments                                        22,000                                      2.6    (388)   6.30%     6.37%
------------------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL INTEREST RATE RISK MANAGEMENT
   INSTRUMENTS
  Interest rate swaps                                    1,202   Short-term assets and liabilities   .5     (19)    ---(a)    ---(a)
  Futures and forwards                                     523   Short-term assets and liabilities   .4     ---     ---       ---
  Interest rate options purchased                          337   Deposits                            .7      32     ---       ---
  Interest rate options written                            337   Deposits                            .8     (13 )   ---       ---
------------------------------------------------------------------------------------------------------------------------------------
  Total international interest rate risk management
     instruments                                         2,399                                       .6     ---     ---       ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                   $ 24,399                                      2.4   $(388)   6.30%     6.37%
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/pay variable, P.O. swaps               $ 5,327   MSRs                               2.3   $(195)    6.6%     5.88%
Futures                                                    330   MSRs                                .2     (12)    ---       ---
Options:
  Interest rate floors and options on swaps             34,810   MSRs                               4.0     118     ---(b)   ---(b)
  Interest rate caps and cap corridors                  10,725   MSRs                               4.3     284     ---(b)   ---(b)
  Call options purchased                                   960   MSRs                                .1       2     ---       ---
------------------------------------------------------------------------------------------------------------------------------------
  Total options                                         46,495                                      4.0     404     ---       ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights             $ 52,152                                      3.8    $197    6.69%     5.88%
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE RISK MANAGEMENT INSTRUMENTS
  Swaps                                                $ 5,000   Foreign currency denominated
                                                                   assets and liabilities            .6   $(124)    ---       ---
  Spot and forward contracts                             1,764   Foreign currency denominated
                                                                   assets and liabilities            .2     (13)    ---       ---
  Futures                                                  361   Foreign currency denominated
                                                                   assets and liabilities            .2     ---     ---       ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                        $7,125                                       .5   $(137)    ---       ---
------------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments                      $83,676                                      3.1   $(328)   6.38%     6.27%
====================================================================================================================================

(a)These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.
(b)The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps and cap corridors, have weighted average strike rates of 5.20% and 6.85%, respectively.

PRICE RISK - TRADING ACTIVITIES

Price risk is the risk of loss of earnings arising from adverse changes in the value of trading portfolios of financial instruments. The Corporation's price risk arises from market-making, dealing and position-taking in interest rate, currency exchange rate, equity and precious metals markets.
     This exposure mainly arises in the normal course of the Corporation's business as a financial intermediary. The Corporation enters into interest rate, currency exchange rate and precious metals contracts, primarily to satisfy the investment and risk management needs of its customers. Equity positions result mainly from the Corporation's market-making and underwriting activities.
     In addition, the Corporation takes certain proprietary trading positions, including positions in high yield and emerging markets fixed income securities, local currency debt and equity securities, and related derivatives. The Corporation expects these proprietary trading positions to benefit from short-term movements in the prices of securities and from perceived inefficiencies among the prices of various securities issued by the same country or entity. Domestic fixed income trading activities also include position-taking in U.S. Treasury and U.S. government agency securities.
     The chart below presents the daily trading-related revenues, in millions of dollars, that resulted from the Corporation's combined trading activities. The Corporation has implemented a price risk management process to limit the volatility of these daily earnings results.


(GRAPHIC OMITTED - Bar Chart representation of 1999 Daily Trading-Related Revenues)

Revenues                             Number of Days
(In millions)
<$(3)                                     1
$(3) - $(2)                               2
$(2) - $(1)                               3
$(1) - $0                                12
$0 - $1                                  19
$1 - $2                                  37
$2 - $3                                  48
$3 - $4                                  50
$4 - $5                                  41
$5 - $6                                  19
$6 - $7                                  11
$7 - $8                                   7
$8 - $9                                   4
$9 - $10                                  1
>$10                                      1


     ALCCO and the Market Risk Committee (the MRC) have responsibility for implementing the Board's policies governing price risk management. ALCCO issues overall strategic direction to specify the extent of utilization for Board-approved risk limits, based upon the Corporation's willingness to accept price risk. The MRC has responsibility for allocating the overall price risk limits set by ALCCO to the Corporation's risk-taking activities.
     The Corporation uses a VAR methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in its trading activities. The system draws on historical and current market data to estimate potential market volatility, and measures the risk to earnings at a 99% confidence level, which means that the Corporation expects daily results to exceed the potential loss as calculated by VAR only occasionally (i.e., no more than one time for at least 100 trading days). The VAR methodology requires a number of other key assumptions, including those related to the holding period, the impact of credit spread risk, and the treatment of event risk. During 1999, the Corporation enhanced its processes for price risk measurement and monitoring against approved limits. The Corporation's aggregate daily exposure averaged $38 million during 1999, and $44 million during 1998. At year-end, total VAR usage measured $50 million, well within the $91 million limit allocated by the MRC.
     During 1999, the majority of the price risk in the Corporation's trading operations arose from interest rate and equity components. Interest rate risk, which includes directional and spread components, averaged approximately $19 million, or 51% of total trading VAR, and remained roughly constant throughout the year. This risk component arises primarily from trading activity in the domestic high yield market and the Argentinean and Brazilian sovereign and high-end corporate bond markets.
     The contribution to the Corporation's VAR from equity trading activities in its Robertson Stephens and Quick & Reilly units rose throughout the year to 44% of total trading VAR at year-end 1999, a level comparable to the interest rate risk component. The individual activities comprising this risk type include the second largest NYSE specialist firm, NASDAQ market-making, a convertible bond trading and underwriting business and an equity derivatives business.
     Foreign exchange risk remained modest throughout 1999, and comprised about 14% of the Corporation's total trading VAR at year-end. The majority of this risk arises from the Corporation's Argentinean and Brazilian operations. Commodity risk, arising from a small precious metals activity supporting a vibrant precious metals lending business, is not significant.

     The table below presents the Corporation's VAR by risk type at December 31, 1999 and average VAR by risk type for 1999.

VAR by Risk Type

December 31, 1999              Year-   % of            % of
Dollars in millions              End  Total  Average  Total

==============================================================
Interest rate risk             $21.3     42%   $19.2     51%
Equity risk                     21.8     44     11.7     31
Foreign exchange risk            6.8     14      7.0     18
Commodity risk                    .1    ---       .1    ---
--------------------------------------------------------------
Total risk                     $50.0           $38.0
==============================================================

     The chart below presents the Corporation's daily aggregate trading VAR and its daily aggregate trading-related revenues. Trading-related revenues include both the amounts recorded as trading profits and commissions and foreign exchange revenue, both components of capital markets revenue, as well as net interest income from these trading positions.


(GRAPHIC OMITTED - Scatter graph of 1999 Daily Trading-Related
Revenues and VAR Measures)

The daily trading-related revenues include daily trading profits and commissions and foreign exchange revenues, as well as daily trading-related net interest income. During 1999, the daily trading-related revenues ranged from losses of $3.7 million per day to profits of $10.0 million per day. VAR includes all trading portfolios and the foreign exchange portfolio. During 1999, VAR ranged from $25 million per day to $58 million per day.

      In addition to the VAR framework, the Corporation employs other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing employs a VAR calculation based on a ten-standard-deviation change in the prices of underlying risk factors. Scenario analyses apply actual market conditions experienced in the past against current positions.
     While the VAR framework and the additional risk measurement tools effectively ensure exposures remain within the Corporation's expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

LIQUIDITY RISK

The objective of liquidity risk management is to assure the ability of the Corporation and its subsidiaries to meet their financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. ALCCO is responsible for implementing the Board's policies and guidelines governing liquidity. U.S. dollar liquidity management is centralized in Boston, with overseas operations managing their own local currency liquidity requirements.
     Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. Diversification of liquidity sources by maturity, market, product and funds provider are mandated through ALCCO guidelines. The Corporation's banking subsidiaries routinely model liquidity under three economic scenarios, two of which involve increasing levels of economic difficulty and financial market strain. Management also maintains a detailed contingency liquidity plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Corporation. The strength of the Corporation's liquidity position is its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion bank note program. Another important source of bank funding is the securitization market. During 1999, $1 billion of C&I loans, $900 million of credit card receivables and $400 million of home equity loans were securitized. Additionally, the Corporation's banking subsidiaries accessed the Euro market.
     The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, committed lines of credit and access to the money and capital markets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company.
     At December 31, 1999, the Corporation's parent company had commercial paper outstanding of $1.6 billion, compared with $1.0 billion at December 31, 1998. The Corporation's parent company had excess funds at December 31, 1999 of $1.5 billion compared to $1.2 billion at December 31, 1998. The Corporation has backup lines of credit totaling $1.3 billion to ensure funding is not interrupted if commercial paper is not available. At December 31, 1999 and 1998, the Corporation had no outstanding balances under these lines of credit.
     The parent company had $2.4 billion available for the issuance of common stock, preferred stock or trust preferred securities, senior or subordinated securities and other debt securities at December 31, 1999 under a currently effective shelf registration filed with the Securities and Exchange Commission (the SEC).

FUNDING SOURCES

Components of Funding Sources

December 31                            1999       1998
In millions
=======================================================
Deposits:
 Domestic:
   Demand                           $19,865    $19,948
   Regular savings and NOW           10,443     11,816
   Money market                      41,916     40,414
   Time                              25,977     28,607
 International                       16,695     17,393
-------------------------------------------------------
Total deposits                      114,896    118,178
-------------------------------------------------------
Short-term borrowings:
 Federal funds purchased              4,134      3,953
 Securities sold under
  agreements to repurchase            5,395      5,744
 Commercial paper                     1,649      1,037
 Other                                6,928      8,442
-------------------------------------------------------
Total short-term borrowings          18,106     19,176
-------------------------------------------------------
Due to brokers/dealers                4,468      3,975
Long-term debt                       25,349     14,411
-------------------------------------------------------
Total                              $162,819   $155,740
=======================================================

Total deposits decreased $3.3 billion to $114.9 billion at December 31, 1999. The decrease was due principally to declines of $1.4 billion in domestic regular savings and NOW deposits, $2.6 billion in domestic time deposits and $698 million in international deposits, partially offset by a $1.5 billion increase in domestic money market deposits, due to the Corporation's efforts to maintain competitive low-cost funding sources.

     Certificates of deposit and other time deposits issued by domestic offices in amounts of $100,000 or more as of December 31, 1999 will mature as presented in the following table.

Maturity of Time Deposits - Domestic

December 31, 1999
In millions                              Certificates
Remaining maturity                         of Deposit
======================================================
3 months or less                               $4,851
3 to 6 months                                   1,571
6 to 12 months                                  1,042
Over 12 months                                    923
------------------------------------------------------
Total                                          $8,387
======================================================

The majority of foreign office deposits are in denominations of $100,000 or more.
     Total short-term borrowings decreased $1.1 billion from December 31, 1998 to December 31, 1999, primarily the result of a decrease in other short-term borrowings, particularly, treasury, tax and loan borrowings.
     Due to brokers/dealers increased $493 million to $4.5 billion at December 31, 1999 resulting from increased trading activity in 1999.
     Long-term debt increased by $10.9 billion to $25.3 billion at December 31, 1999 as a result of funding both acquisitions and balance sheet growth.
     Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders. The effect of maturing liabilities is discussed in the Asset-Liability Management section.

CAPITAL MANAGEMENT

A financial institution's capital serves to support asset growth and provide protection against loss to depositors and creditors. The Corporation strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to stockholders will be realized over both the short and long term, while serving depositors', creditors' and regulatory needs. In determining optimal capital levels, the Corporation also considers the capital levels of its peers and the evaluations of the major rating agencies that assign ratings to the Corporation's public debt. Common equity represents the stockholders' investment in the Corporation. In addition to common equity, regulatory capital includes, within certain limits, preferred stock, subordinated debt and credit loss reserves.
     In blending the requirements of each of these constituencies, the Corporation has established target capital ranges that it believes will provide for management flexibility and the deployment of capital in an optimally efficient and profitable manner. These targets are reviewed periodically relative to the Corporation's risk profile and prevailing economic conditions.
     On January 15, 2000, the Corporation redeemed its 9.35% cumulative preferred stock at its aggregate carrying value of $125 million.
     The Corporation strives to maintain regulatory capital at approximately .75%-1.25% above the minimum regulatory requirements for a well capitalized institution, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). To be categorized as well capitalized, the Corporation's banking subsidiaries must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with regulators. In addition, the Corporation currently has a tangible common equity-to-assets ratio target range of 5.75%-6.25% and a total equity-to-assets ratio target range of 7.50%-8.00%.

CAPITAL RATIOS

December 31                            1999        1998
=========================================================
Risk-adjusted assets (in millions)  $189,488   $174,599
Tier 1 risk-based capital ratio
   (4% minimum)                         6.82%      7.11%
Total risk-based capital ratio
   (8% minimum)                        11.50      11.51
Leverage ratio (a)                      6.81       7.17
Common equity-to-assets ratio           7.66       7.60
Total equity-to-assets ratio            8.03       7.98
Tangible common equity-to-assets ratio  5.60       5.52
Tangible total equity-to-assets ratio   5.97       5.92
=========================================================
(a)The Corporation was subject to a 3% minimum and 4% minimum at December 31, 1999 and 1998, respectively.

At December 31, 1999, the Corporation and all of its banking subsidiaries exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. The Corporation's risk-based capital ratios decreased compared with December 31, 1998, reflecting the impact of the merger- and restructuring- related charges and other costs recorded in the fourth quarter of 1999; this decrease is expected to be offset in 2000 as a result of the anticipated gain on the divestiture of branches, the related reduction in asset levels and the strong internal generation of capital. Excess capital, defined as common equity above the capital target, is available for core business investments and acquisitions.
     As registered brokers/dealers and member firms of the NYSE, certain subsidiaries of the Corporation are subject to rules of both the SEC and the NYSE. These rules require members to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At December 31, 1999, these subsidiaries had aggregate net capital of approximately $527 million, which exceeded aggregate minimum net capital requirements by approximately $436 million.

COMPARISON OF 1998 AND 1997

The Corporation's net income for 1998 was $2.3 billion, or $2.41 per diluted share, compared with $2.2 billion, or $2.33 per diluted share, in 1997. ROA and ROE were 1.37% and 17.64%, respectively, for 1998 compared with 1.48% and 19.71%, respectively, for 1997.
     Net interest income on an FTE basis totaled $6.5 billion in 1998, compared with $6.2 billion in 1997. Net interest margin for 1998 was 4.40%, compared with 4.68% in 1997. The decrease in net interest margin was primarily attributable to narrowed margins due to growth in commercial loans, the divestiture of certain national consumer finance businesses in 1997, and the acquisitions of lower rate spread activity at Quick & Reilly and the domestic consumer credit card operations from Advanta.
     The provision for credit losses was $850 million in 1998 compared with $522 million in 1997, with the increase due principally to increased credit card charge-offs, as a result of higher levels of credit card receivables from the acquisitions of various credit card portfolios, expansion in Latin America and the charge-off of loans in the Corporation's international private bank.
     Noninterest income increased over $1 billion to $5.3 billion in 1998. Increases were noted in nearly all core revenue categories including banking fees and commissions, investment services, capital markets and credit cards. These increases reflect growth in core businesses, the impact of acquisitions, and a strong domestic equity market.
     Noninterest expense totaled $7.1 billion in 1998, compared with $6.1 billion in 1997. This increase was driven primarily by the aforementioned acquisitions, branch expansions in Argentina and Brazil and other initiatives in the Corporation's key businesses.
     Total loans at December 31, 1998 were $112.1 billion, compared with $106.5 billion at December 31, 1997. The increase was attributable to strong loan growth in the domestic and international C&I and lease financing portfolios, as well as higher levels of credit card receivables as a result of various portfolio acquisitions, and was partially offset by a slight decline in the commercial real estate portfolio, as well as the securitization of $3.0 billion of C&I and home equity loans.
     Total deposits increased $8.7 billion to $118.2 billion at December 31, 1998. The increase was due principally to a $10.5 billion increase in domestic money market deposits as a result of promotional rates aimed at attracting new sources of funds, as well as increased international deposits. Partially offsetting these increases were decreases in domestic regular savings and NOW deposits.
     Long-term debt increased $6.2 billion to $14.4 billion as a result of funding both acquisitions and balance sheet growth.

RECENT ACCOUNTING DEVELOPMENTS

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged.
     In October 1998, the FASB formed a group of outside experts to assist with interpretation issues raised by companies. This Derivatives Implementation Group (the DIG) has addressed over 100 issues with the FASB and is scheduled to meet through December 31, 2000.
     The Corporation intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this standard may cause volatility in both the income statement as well as the equity section of the balance sheet. The impact of this Statement cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Corporation as of January 1, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth in the "Asset-Liability Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     The accompanying consolidated financial statements and related notes of the Corporation were prepared by management in conformity with generally accepted accounting principles. Management is responsible for the integrity and fair presentation of these financial statements.
     Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse and to ensure that all transactions are first properly authorized and then recorded in the Corporation's records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that the Corporation's assets are adequately safeguarded and that its records, which are the basis for the preparation of all financial statements, are reliable.
    The Audit and Risk Management Committees of the Board of Directors consist solely of directors who are not employees of the Corporation or its subsidiaries. During 1999, the Audit Committee met four times, and the Risk Management Committee separately met four times, with internal auditors, credit review management, the independent accountants, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors, and credit review management have direct and unrestricted access to these committees at all times.
     The Corporation's consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Its Report of Independent Accountants, which is based on an audit made in accordance with generally accepted auditing standards, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit, PricewaterhouseCoopers LLP considers the Corporation's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.


         /S/ Terrence Murray                        /S/ Charles K. Gifford                  /S/ Eugene M. McQuade
      -------------------------                    -------------------------              -------------------------
             Terrence Murray                          Charles K. Gifford                       Eugene M. McQuade
  Chairman and Chief Executive Officer      President and Chief Operating Officer              Vice Chairman and
                                                                                            Chief Financial Officer

[LOGO] PRICEWATERHOUSECOOPERS



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Fleet Boston Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Fleet Boston Corporation and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

January 19, 2000

FLEET BOSTON CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31                                                                           1999        1998        1997
Dollars in millions, except per share amounts
==============================================================================================================================
Interest income:
  Interest and fees on loans and leases                                                       $10,561     $10,136      $9,318
  Interest on securities and trading assets                                                     1,699       1,565       1,379
  Other                                                                                           792         640         558
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                                                     13,052      12,341      11,255
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits of domestic offices                                                                  2,407       2,601       2,439
  Deposits of international offices                                                             1,109       1,105         900
  Short-term borrowings                                                                         1,230       1,259       1,052
  Long-term debt                                                                                1,371         767         584
  Other                                                                                           193         214         152
------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                       6,310       5,946       5,127
------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                             6,742       6,395       6,128
------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                                       933         850         522
------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                                           5,809       5,545       5,606
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
  Capital markets revenue                                                                       2,104       1,140         914
  Investment services revenue                                                                   1,513       1,212         990
  Banking fees and commissions                                                                  1,501       1,339       1,207
  Credit card revenue                                                                             737         455          98
  Processing-related revenue                                                                      609         452         469
  Gains on branch divestitures and sales of businesses                                             50         254         243
  Other                                                                                           460         429         285
------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                                                    6,974       5,281       4,206
------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                                            4,568       3,556       3,031
  Occupancy                                                                                       586         529         498
  Equipment                                                                                       528         474         463
  Intangible asset amortization                                                                   349         274         206
  Legal and other professional                                                                    307         254         172
  Marketing and public relations                                                                  276         253         225
  Merger- and restructuring-related charges                                                       850         138          25
  Other                                                                                         1,893       1,572       1,430
------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                                                   9,357       7,050       6,050
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      3,426       3,776       3,762
Applicable income taxes                                                                         1,388       1,452       1,516
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    $ 2,038     $ 2,324     $ 2,246
------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding (in millions)                                943.5       939.1       924.0
Net income applicable to common shares                                                        $ 1,982     $ 2,264     $ 2,153
Basic earnings per share                                                                         2.16        2.47        2.39
Diluted earnings per share                                                                       2.10        2.41        2.33
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEET BOSTON CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31                                                                                    1999        1998
Dollars in millions, except share and per share amounts
==================================================================================================================
ASSETS
Cash, due from banks and interest-bearing deposits                                          $10,627     $10,941
Federal funds sold and securities purchased under agreements to resell                        2,353       2,566
Trading assets                                                                                7,849       4,364
Securities (market value: $25,212 in 1999 and $23,379 in 1998)                               25,212      23,369
Loans and leases                                                                            119,700     112,094
Reserve for credit losses                                                                    (2,488)     (2,306)
------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                        117,212     109,788
------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                      3,003       3,600
Mortgages held for resale                                                                     1,244       4,068
Premises and equipment                                                                        2,794       2,549
Mortgage servicing rights                                                                     3,325       1,405
Intangible assets                                                                             4,164       3,906
Other assets                                                                                 12,909      11,338
------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $190,692    $177,894
==================================================================================================================

LIABILITIES
Deposits:
  Domestic:
    Noninterest bearing                                                                     $24,773     $25,200
    Interest bearing                                                                         73,428      75,585
  International:
    Noninterest bearing                                                                       1,532       1,144
    Interest bearing                                                                         15,163      16,249
------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                         114,896     118,178
------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                    9,529       9,697
Other short-term borrowings                                                                   8,577       9,479
Trading liabilities                                                                           3,807       2,326
Due to brokers/dealers                                                                        4,468       3,975
Long-term debt                                                                               25,349      14,411
Accrued expenses and other liabilities                                                        8,759       5,624
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      175,385     163,690
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock                                                                                 691         691
Common stock, par value $.01 (917,061,055 shares issued in 1999 and
  935,155,537 shares issued in 1998)                                                              9           9
Common surplus                                                                                4,150       4,706
Retained earnings                                                                            10,129       9,210
Accumulated other comprehensive income:
  Net unrealized gain on securities available for sale, net of tax                              393         109
  Cumulative translation adjustments, net of tax                                                 (6)        (14)
Treasury stock, at cost (1,401,453 shares in 1999 and 16,215,465 shares in 1998)                (59)       (507)
------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                              15,307      14,204
------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                 $190,692    $177,894
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEET BOSTON CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                 Accumulated
                                                                                                       Other
                                                      Preferred   Common     Common  Retained  Comprehensive  Treasury
Dollars in millions, except per share amounts             Stock    Stock    Surplus  Earnings         Income     Stock    Total
=================================================================================================================================
Balance at December 31, 1996                             $1,461       $5     $4,653    $6,543           $100    $  (60) $12,702
Net income                                                   -         -          -     2,246              -         -    2,246
Other comprehensive income:
  Net unrealized securities gains arising during the
    period, net of taxes of $161                             -         -          -         -            243         -        -
  Less: reclassification adjustment for net gains
    included in net income, net of taxes of $135             -         -          -         -            199         -        -
  Change in translation adjustment, net of taxes of $3       -         -          -         -             (4)        -        -
                                                                                                   ---------
      Other comprehensive income                             -         -          -         -             40         -       40
                                                                                                                      ---------
   Total comprehensive income                                -         -          -         -              -         -    2,286
Cash dividends declared on common stock ($.92 per share)     -         -          -      (467)             -         -     (467)
Cash dividends declared on preferred stock                   -         -          -       (62)             -         -      (62)
Cash dividends declared by pooled company prior to merger    -         -          -      (329)             -         -     (329)
Redemption of preferred stock                             (408)        -          -         -              -         -     (408)
Common stock issued in connection with:
  Dividend reinvestment and employee benefit plans           -         -        (41)      (21)             -       293      231
  Reissuance of treasury stock                               -         -        161         -              -       595      756
  Business combinations                                      -         -         24         -              -        21       45
Treasury stock purchased                                     -         -          -         -              -    (1,587)  (1,587)
Adjustment to retained earnings reflecting pooled
  entity different year-end                                  -         -          -       (23)             -         -      (23)
Exchange of Series V preferred stock for trust
  preferred securities                                     (84)        -          -         -              -         -      (84)
Other items, net                                             -         -        (20)        -              -         1      (19)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                              $969        $5     $4,777    $7,887           $140     $(737) $13,041
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                   -         -          -     2,324              -         -    2,324
Other comprehensive income:
  Net unrealized securities gains arising during the
    period, net of taxes of $109                             -         -          -         -            172         -        -
  Less:  reclassification adjustment for net gains
    included in net income, net of taxes of $134             -         -          -         -            214         -        -
  Change in translation adjustment, net of taxes of $2       -         -          -         -             (3)        -        -
                                                                                                   ---------
      Other comprehensive income                             -         -          -         -            (45)        -      (45)
                                                                                                                        -------
   Total comprehensive income                                -         -          -         -              -         -    2,279
Cash dividends declared on common stock ($1.00 per share)    -         -          -      (568)             -         -     (568)
Cash dividends declared on preferred stock                   -         -          -       (51)             -         -      (51)
Cash dividends declared by pooled company prior to merger    -         -          -      (350)             -         -     (350)
Redemption of preferred stock                             (278)        -          -         -              -         -     (278)
Common stock issued in connection with dividend
  reinvestment and employee benefit plans                    -         -        (65)      (34)             -       281      182
Treasury stock purchased                                     -         -          -         -              -       (51)     (51)
Two-for-one common stock split                               -         4         (4)        -              -         -        -
Other items, net                                             -         -         (2)        2              -         -        -
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              $691        $9     $4,706    $9,210           $ 95     $(507) $14,204
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                   -         -          -     2,038              -         -    2,038
Other comprehensive income:
  Net unrealized securities gains arising during the
    period, net of taxes of $378                             -         -          -         -            502         -        -
  Less: reclassification adjustment for net gains
    included in net income, net of taxes of $148             -         -          -         -            218         -        -
  Change in translation adjustment, net of taxes of $5       -         -          -         -              8         -        -
                                                                                                   ---------
      Other comprehensive income                             -         -          -         -            292         -      292
                                                                                                                        -------
   Total comprehensive income                                -         -          -         -              -         -    2,330
Cash dividends declared on common stock ($1.11 per share)    -         -          -      (736)             -         -     (736)
Cash dividends declared on preferred stock                   -         -          -       (51)             -         -      (51)
Cash dividends declared by pooled company prior to merger    -         -          -      (285)             -         -     (285)
Common stock issued in connection with dividend reinvestment
  and employee benefit plans                                 -         -        219       (44)             -       124      299
Retirement of treasury stock                                 -         -       (840)        -              -       840        -
Treasury stock purchased                                     -         -          -         -              -       (24)     (24)
Settlement of forward purchase contracts                     -         -         49        (6)             -      (492)    (449)
Other items, net                                             -         -         16         3              -         -       19
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              $691        $9     $4,150   $10,129           $387      $(59) $15,307
=================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEET BOSTON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                                                            1999             1998             1997
In millions
==========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $2,038           $2,324           $2,246
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                          474              404              340
  Amortization and impairment of mortgage servicing rights                         357              433              248
  Amortization of other intangible assets                                          349              274              206
  Provision for credit losses                                                      933              850              522
  Deferred income tax expense                                                      499              210              596
  Securities gains                                                                  (7)            (115)            (113)
  Gains on branch divestitures and sales of businesses                             (50)            (254)            (243)
  Merger- and restructuring-related charges                                        850              138               25
Originations and purchases of mortgages held for resale                        (28,258)         (30,336)         (15,400)
Proceeds from sales of mortgages held for resale                                31,082           27,839           14,982
Increase in trading assets                                                      (3,485)          (1,016)          (1,287)
Increase in trading liabilities                                                  1,481            1,094              664
Decrease (increase) in due from brokers/dealers                                    597              (90)            (892)
Increase in accrued receivables, net                                              (320)            (136)            (138)
Increase (decrease) in due to brokers/dealers                                      493             (341)           1,237
Increase in accrued liabilities, net                                               664              149              456
Other, net                                                                      (1,887)          (2,467)           1,114
--------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by (used in) operating activities                    5,810           (1,040)           4,563
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available for sale                                     (15,129)         (22,274)         (14,311)
Proceeds from sales of securities available for sale                             9,266           14,867            8,125
Proceeds from maturities of securities available for sale                        4,515            3,807            3,786
Purchases of securities held to maturity                                        (1,310)          (1,292)          (1,492)
Proceeds from maturities of securities held to maturity                          1,385            1,557            1,437
Net cash and cash equivalents (paid) for businesses acquired                      (613)            (226)            (525)
Purchases of credit card loan portfolios                                          (151)          (1,870)             ---
Proceeds from sales of loan portfolios by banking subsidiary                     2,300            4,981            1,295
Net increase in loans and leases                                                (5,029)          (5,494)         (11,274)
Net cash and cash equivalents received from divestitures and sales
  of businesses                                                                     50              213            3,887
Purchase of investment in bank-owned life insurance                                ---             (900)            (650)
Purchases of mortgage servicing rights                                          (1,015)            (485)            (271)
Purchases of premises and equipment                                               (818)            (691)            (476)
--------------------------------------------------------------------------------------------------------------------------
     Net cash flow used in investing activities                                 (6,549)          (7,807)         (10,469)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits                                             (3,282)           4,925             (405)
Net (decrease) increase in short-term borrowings                                (1,428)            (918)           5,897
Proceeds from issuance of long-term debt                                         7,975            7,585            1,992
Repayments of long-term debt                                                    (1,666)          (1,365)          (2,261)
Proceeds from issuance of common stock                                             299              182              987
Redemption and repurchase of common and preferred stock                            (24)            (329)          (1,995)
Settlement of forward purchase contracts                                          (449)             ---              ---
Cash dividends paid                                                               (950)            (937)            (858)
--------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by financing activities                                475            9,143            3,357
--------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                     (50)             (29)             (17)
--------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                              (314)             267           (2,566)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                  10,941           10,674           13,240
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $10,627          $10,941          $10,674
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEET BOSTON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of Fleet Boston Corporation (the Corporation) conform to generally accepted accounting principles. The Corporation is a diversified financial services company headquartered in Boston, Massachusetts, and is organized along functional lines of business, which include Global Banking and Financial Services, Commercial and Retail Banking and the National Consumer Group. Prior period financial statements have been restated to give retroactive effect to the Corporation's merger with BankBoston Corporation (BankBoston), completed on October 1, 1999, which was accounted for as a pooling of interests. See Note 2 for additional information regarding the merger.
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
     The following is a summary of the significant accounting policies.

BASIS OF PRESENTATION. The consolidated financial statements of the Corporation include the accounts of the Corporation and its subsidiaries, including its major banking subsidiaries: Fleet National Bank and Fleet Bank, National Association. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

CASH AND CASH EQUIVALENTS. For purposes of the accompanying consolidated statement of cash flows, the Corporation defines cash and cash equivalents to include cash, due from banks and interest-bearing deposits. Foreign currency cash flows are converted to U.S. dollars using average rates for the period.

TRADING ASSETS AND LIABILITIES. Trading assets include securities held in anticipation of short-term market movements and for resale to customers.
Trading liabilities include obligations to deliver securities not yet purchased. Trading assets and liabilities also include derivative financial instruments, primarily interest rate derivatives, including futures and forwards, interest rate swaps and interest rate options, as well as foreign exchange products.
     The Corporation values trading assets at fair value. Trading securities and derivative financial instruments are valued using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Realized and unrealized gains and losses are recorded in trading profits and commissions, a component of capital markets revenue. Foreign exchange products are valued at prevailing market rates on a present value basis, and the resulting realized and unrealized gains and losses are recorded in foreign exchange revenue, a component of capital markets revenue. Interest on trading assets, including off-balance sheet instruments, is included in interest income.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY. This portfolio principally includes debt securities that are purchased in connection with the Corporation's asset-liability management activities and securities held in connection with the Corporation's Principal Investing and capital markets-related businesses. These securities are classified at the time of purchase, based on management's intentions, as held to maturity or available for sale.
     Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, net of the amortization of any premium and the accretion of any discount. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of the asset-liability management strategy, that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other similar factors. Within the available for sale category, equity securities that have a readily determinable fair value and debt securities are reported at fair value, with unrealized gains and losses recorded, net of tax, as a separate component of stockholders' equity. Equity securities that do not have a readily determinable fair value are reported at cost. Realized gains and losses, which are computed using the specific identification method, and unrealized losses on individual securities that are deemed to be other than temporary are recorded in securities gains, a component of capital markets revenue.

LOANS AND LEASES. Loans are stated at the principal amount outstanding, net of charge-offs and unearned income, if any. Lease financing receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.
     Loans and lease financing receivables are placed on nonaccrual status as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Commercial loans and leases on which payments are past due 90 days or more are placed on nonaccrual status, unless they are well-secured and in the process of collection or renewal. Certain consumer loans, including residential mortgage and installment loans, are placed on nonaccrual status at no more than 120 days past due, and all other consumer loans, including credit card accounts and lines of credit, are charged off at no more than 180 days past due. When a loan or lease is placed on nonaccrual status, interest accrued but uncollected is generally reversed against interest income. Cash receipts on nonaccruing commercial loans and leases are generally applied to reduce the unpaid principal balance, and cash receipts on nonaccruing consumer loans are recognized in income on a cash basis.
     Loans and leases are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in management's opinion, are fully collectible.

RESERVE FOR CREDIT LOSSES. The reserve for credit losses is available for future charge-offs of existing extensions of credit. Loans and leases, or portions thereof, deemed uncollectible are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Amounts are charged off after giving consideration to such factors as the customer's financial condition, underlying collateral and guarantees, and general and industry economic conditions.
     The reserve for credit losses reflects management's estimate of losses inherent in the portfolio, considering evaluations of individual credits and concentrations of credit risk, net losses charged to the reserve, changes in the quality of the credit portfolio, levels of nonaccrual loans and leases, current economic conditions, cross-border risks, changes in the size and character of the credit risks and other pertinent factors. The reserve for credit losses related to loans that are identified as impaired, which are primarily commercial and commercial real estate loans on nonaccrual status, is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Based on these analyses, the reserve for credit losses is maintained at levels considered adequate by management to provide for credit losses inherent in these portfolios.

DUE FROM/DUE TO BROKERS/DEALERS. Receivables from brokers/dealers and clearing organizations include amounts receivable for securities failed to deliver, certain deposits for securities borrowed, amounts receivable from clearing organizations relating to open transactions, good-faith and margin deposits, and commissions and floor-brokerage receivables. Payables to brokers/dealers and clearing organizations include amounts payable for securities failed to receive, certain deposits received for securities loaned, amounts payable to clearing organizations on open transactions, and floor-brokerage payables. In addition, the net receivable or payable arising from unsettled trades is reflected in these classifications.

MORTGAGES HELD FOR RESALE. Mortgages held for resale are recorded at the lower of aggregate cost or fair value. Fair value is determined by outstanding commitments from investors or by current investor yield requirements.

MORTGAGE SERVICING RIGHTS (MSRS). The Corporation recognizes rights to service mortgage loans as separate assets. The total cost of mortgage loans sold or securitized is allocated between loans and servicing rights based upon the relative fair values of each. Purchased MSRs are initially recorded at cost. All MSRs are subsequently carried at the lower of the initial carrying value, adjusted for amortization and deferred hedge gains/losses, or fair value. Fair values are estimated based on market prices for similar MSRs and on the discounted anticipated future net cash flows considering market loan prepayment predictions, interest rates, servicing costs and other economic factors. For purposes of impairment evaluation and measurement, the Corporation stratifies MSRs based on predominant risk characteristics of the underlying loans, including loan type, amortization type (fixed or adjustable) and note rate. To the extent that the carrying value of MSRs exceeds fair value by individual stratum, a valuation reserve is established, which is adjusted in the future as the value of MSRs increases or decreases. The cost of MSRs is amortized in proportion to, and over the period of, estimated net servicing income.

INTANGIBLE ASSETS. Intangible assets are generally amortized on a straight-line basis over the estimated period benefited. The excess of cost over the assigned value of net assets acquired in business combinations (goodwill) is amortized on a straight-line basis over periods ranging from ten to thirty years. In certain acquisitions, a core deposit intangible asset is recorded and amortized over a period not to exceed ten years. Purchased credit card intangibles are amortized over a period not to exceed six years. The Corporation periodically reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recorded.

LOAN AND LEASE SALES AND SECURITIZATIONS. The Corporation securitizes, sells and services residential mortgages, commercial loans, credit card receivables and other loans and leases. Loans and leases held for sale are recorded at the lower of aggregate cost or fair value. Retained interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained, and are subsequently carried at fair value. Gains on sale and servicing fees are recorded in noninterest income.

INCOME TAXES. The Corporation records current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. The Corporation records deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the Corporation's deferred tax assets will not be realized.

RISK MANAGEMENT ACTIVITIES. The Corporation enters into certain interest rate instruments, including interest rate swaps, caps and floor agreements, and futures contracts to manage exposure to interest rate risk associated with interest earning assets and interest bearing liabilities. For those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instruments is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method).
     To qualify for accrual accounting, the interest rate instrument must be designated to specific assets or liabilities or pools of similar assets or liabilities and must effectively alter the interest rate characteristics of the related assets or liabilities. For instruments that are designated to floating-rate assets or liabilities to be effective, there must be high correlation between the floating interest rate index on the underlying asset or liability and the offsetting rate on the derivative. The Corporation measures initial and ongoing correlation by statistical analysis of the relative movements of the interest rate indices over time.
     If correlation were to cease on any interest rate instrument hedging net interest income, it would then be accounted for as a trading instrument. If an interest rate instrument hedging net interest income is terminated, the gain or loss is deferred and amortized over the shorter of the remaining contractual life of the terminated risk management instrument or the maturity of the designated asset or liability. If the designated asset or liability matures, is sold, is settled or its balance falls below the notional amount of the instrument, the hedge is usually terminated; if not, accrual accounting is discontinued to the extent that the notional amount exceeds the balance, and accounting for trading instruments is applied to the excess amount.
     The Corporation also uses interest rate instruments and combinations of interest rate instruments to hedge the value of its mortgage servicing portfolio. Such instruments are designated as hedges of specific strata of MSRs. To qualify for hedge accounting, net changes in value of the hedges are expected to be highly correlated with changes in the value of the hedged MSRs, and combinations of options purchased and sold must be entered into contemporaneously and result in a net purchased option position. Changes in the value of risk management instruments are treated as adjustments to the carrying value of the hedged MSRs.
     If correlation were to cease on the interest rate instrument hedging MSRs, they would then be accounted for as trading instruments. If an interest rate instrument hedging MSRs is terminated, the gain or loss is treated as an adjustment to the carrying value of hedged MSRs and amortized over its remaining life.
     The Corporation also enters into foreign exchange contracts to hedge a portion of its own foreign exchange exposure, including foreign currency positions. Such contracts are revalued at the spot rate, with any forward premium or discount amortized over the life of the contract to net interest income.

FOREIGN CURRENCY TRANSLATION. The Corporation translates the financial statements of its foreign operations into U.S. dollars. A functional currency is designated for each foreign unit, generally the currency of the primary economic environment in which it operates. Where the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments and any related hedge gains and losses are recorded, net of tax, as a separate component of stockholders' equity.
     For foreign units where the functional currency is the U.S. dollar, including units that operate in a hyperinflationary environment, the financial statements are translated into U.S. dollars using period-end exchange rates for monetary assets and liabilities, exchange rates in effect on the date of acquisition for premises and equipment (and related depreciation), and the average exchange rate during the period for income and expenses. The resulting translation adjustments and related hedge gains and losses for these units are recorded in current period income.
     The Corporation hedges a portion of its exposure to translation gains and losses in overseas branches and foreign subsidiaries through the purchase of foreign exchange rate contracts and through investments in fixed assets and securities.

NOTE 2. MERGERS, ACQUISITIONS AND DIVESTITURES

As previously disclosed, BankBoston merged with Fleet Financial Group, Inc. (Fleet) on October 1, 1999. Under the terms of the merger agreement, Fleet issued approximately 353 million shares of its common stock in exchange for substantially all of the outstanding common shares of BankBoston, by exchanging
1.1844 Fleet shares for each outstanding share of BankBoston. The merger was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements present the combined results of operations, financial position and changes in cash flows of both companies as though they had operated as a combined entity for all periods presented.
     In connection with obtaining regulatory approvals for the merger, the Corporation signed definitive agreements to divest approximately $13 billion of deposits and $9 billion of loans. The Corporation will execute these divestitures in 2000. In connection with the merger, the Corporation recorded merger- and restructuring-related charges and merger integration costs of $850 million and $102 million, respectively. These costs are more fully discussed in
Note 8.

     The following table sets forth the results of operations of Fleet and BankBoston for the nine months ended September 30, 1999. These results are included in the results of operations for the year ended December 31, 1999, presented in the accompanying consolidated statements of income.

Nine months ended September 30, 1999
In millions                       Fleet  BankBoston Combined
=============================================================
Net interest income               $3,066    $2,004    $5,070
Noninterest income                 2,963     2,038     5,001
Net income                         1,327       745     2,072
=============================================================

     The following tables set forth reconciliations of revenue and net income previously reported by Fleet with the combined amounts presented in the accompanying consolidated statements of income for the years ended December 31, 1998 and 1997.

Year ended December 31, 1998
In millions                       Fleet  BankBoston Combined
=============================================================
Net interest income               $3,869    $2,526    $6,395
Noninterest income                 3,237     2,044     5,281
Net income                         1,532       792     2,324
-------------------------------------------------------------

Year ended December 31, 1997
In millions                       Fleet  BankBoston Combined
=============================================================
Net interest income               $3,700    $2,428    $6,128
Noninterest income                 2,631     1,575     4,206
Net income                         1,367       879     2,246
=============================================================

On February 1, 1999, the Corporation acquired Sanwa Business Credit (Sanwa), a leasing and asset-based lending company, from Sanwa Bank, Ltd. Sanwa offers a wide variety of asset-based lending, equipment leasing and vendor finance programs throughout the United States and had approximately $6 billion in assets at the date of acquisition. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Goodwill of approximately $385 million was recorded and is being amortized on a straight-line basis over twenty five years. Pro forma results of operations including Sanwa for the years ended December 31, 1999 and 1998 are not presented, since the results would not have been significantly different in relation to the Corporation's results of operations.
     On December 18, 1998, the Corporation acquired Merrill Lynch Specialists, Inc. (MLSI), a New York Stock Exchange (NYSE) specialist firm, from Merrill Lynch & Co., Inc. The management staff and listings of MLSI merged with JJC Specialist, a division of Fleet Securities, Inc. Goodwill of approximately $106 million was recorded and is being amortized on a straight-line basis over fifteen years.
     On August 31, 1998, the Corporation completed its acquisition of the investment banking operations of Robertson Stephens from BankAmerica Corporation for $400 million in cash. The acquired operations were merged into one of the Corporation's Section 20 subsidiaries. In connection with the acquisition and in addition to the purchase price, the Corporation agreed to pay $400 million, composed of stock options with an estimated value of approximately $100 million and approximately $300 million in cash compensation, to employees of the acquired operations over future periods. In connection with this agreement, the Corporation recorded compensation expense of $57 million in 1999 and $94 million in 1998. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Goodwill of approximately $300 million is being amortized on a straight-line basis over twenty five years. In 1999, unrelated to the acquisition, the Corporation recorded compensation expense of $150 million to establish a defined contribution plan to provide retention incentives at Robertson Stephens. The establishment of this plan eliminated the Corporation's remaining obligations under the original agreement described above.
     On February 20, 1998, the Corporation consummated its acquisition of the domestic consumer credit card operations of Advanta Corporation. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. The acquisition provided approximately $11.5 billion of managed credit card receivables, of which approximately $2 billion reside in the accompanying consolidated balance sheet in consumer loans. A purchased credit card intangible asset of approximately $150 million was recorded and is being amortized over 6 years. Additionally, goodwill of approximately $500 million was recorded and is being amortized on a straight-line basis over fifteen years. Subject to the level of earnings from these operations, the Corporation may be required to make additional payments of up to $100 million over 5 years, which, if paid, will be recorded as goodwill.
     On February 10, 1998, the Corporation completed the sale of its 26 percent minority interest in HomeSide, Inc. (HomeSide). The sale of the minority interest in HomeSide, an independent mortgage banking company formed in 1996 in connection with the Corporation's sale of one of its mortgage banking subsidiaries, resulted in a pre-tax gain of approximately $165 million.
     On February 1, 1998, the Corporation consummated its acquisition of The Quick & Reilly Group, Inc. (Quick & Reilly), one of the country's largest discount brokerage firms. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements present the results of operations, financial position and changes in cash flows of Quick & Reilly and the Corporation as though the companies had operated as a combined entity for all periods presented. Under the terms of the Quick & Reilly merger, approximately 44 million of the Corporation's common shares were issued in exchange for substantially all of the outstanding Quick & Reilly common shares, by exchanging 1.156 of the Corporation's shares for each outstanding share of Quick & Reilly.

     On January 30, 1998, the Corporation completed its acquisition of Deutsche Bank Argentina, S.A. (Deutsche Argentina), a full service bank with approximately $1 billion of loans and $1.5 billion of deposits, for approximately $255 million in cash. Goodwill of approximately $127 million was recorded and is being amortized on a straight-line basis over fifteen years. The acquisition, which excluded Deutsche Argentina's pension fund, insurance and investment banking businesses, was accounted for as a purchase. The acquisition has been included in the accompanying consolidated financial statements since the acquisition date.
     On December 10, 1997, the Corporation completed its acquisition of Columbia Management Company (Columbia), a Portland, Oregon-based asset management company with approximately $21 billion of assets under management. Goodwill of approximately $466 million was recorded and is being amortized on a straight-line basis over thirty years. The Corporation may be required to make additional payments up to $110 million in accordance with an earnout calculation which, if paid, will be recorded as goodwill. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Corporation's consolidated financial statements include Columbia for the periods subsequent to the acquisition date.
     During 1997, the Corporation sold Option One, a mortgage banking subsidiary; the Corporate Trust division; a portion of its indirect auto lending portfolio; and Fidelity Acceptance Corporation (FAC), a consumer finance subsidiary. The aggregate pre-tax net gain recorded on these sales totaled $243 million.

NOTE 3. SECURITIES

December 31                                            1999                                              1998
                                                    Gross       Gross                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized     Market     Amortized   Unrealized  Unrealized     Market
In millions                              Cost       Gains      Losses      Value          Cost        Gains      Losses      Value
-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury and government
    agencies                          $ 2,282      $    -        $ 86    $ 2,196       $ 1,821         $ 24        $  -    $ 1,845
  Mortgage-backed securities           14,157           8         598     13,567        14,166          252          38     14,380
  Other debt securities                 4,850          58          55      4,853         4,188           36          89      4,135
-----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities              21,289          66         739     20,616        20,175          312         127     20,360
-----------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities            977       1,387          22      2,342           446            7          14        439
  Other equity securities               1,173           -           -      1,173         1,043            -           -      1,043
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities available
       for sale                        23,439       1,453         761     24,131        21,664          319         141     21,842
-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
  State and municipal                   1,053           1           1      1,053         1,056            5           -      1,061
  U.S. Treasury and government
     agencies                              15           -           -         15           307            4           -        311
  Mortgage-backed securities                -           -           -          -           139            1           -        140
  Other debt securities                    13           -           -         13            25            -           -         25
-----------------------------------------------------------------------------------------------------------------------------------
    Total securities held to maturity   1,081           1           1      1,081         1,527           10           -      1,537
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                      $24,520      $1,454        $762    $25,212       $23,191         $329        $141    $23,379
===================================================================================================================================

At December 31, 1999, $4.5 billion of securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, compared with $6.9 billion at December 31, 1998.
     Proceeds from sales of available for sale securities during 1999, 1998 and 1997 were $9 billion, $15 billion and $8 billion, respectively. Gross gains of $89 million and gross losses of $28 million were realized on those sales in 1999, gross gains of $165 million and gross losses of $28 million were realized on those sales in 1998, and gross gains of $139 million and gross losses of $26 million were realized on those sales in 1997. In addition, the Corporation recognized losses of $54 million in 1999 and $22 million in 1998 resulting from the write-down of certain securities available for sale which experienced a decline in value that was deemed other than temporary. The above amounts for each year exclude principal investing revenues, which are included in capital markets revenue.
     The carrying values, by contractual maturity, of debt securities held to maturity and securities available for sale are shown in the following tables. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

December 31, 1999          Within   1 to 5  5 to 10    After 10
Dollars in millions        1 Year    Years    Years       Years     Total
---------------------------------------------------------------------------
Carrying value:
  U.S. Treasury and
     government
     agencies               $ 311   $1,121    $ 764     $   ---    $2,196
  Mortgage-backed
     securities                 3      120    1,898      11,546    13,567
  Other debt
     securities               802    2,807      961         283     4,853
---------------------------------------------------------------------------
Total debt securities      $1,116   $4,048   $3,623     $11,829   $20,616
---------------------------------------------------------------------------
Percent of total
  debt securities            5.41%   19.64%   17.57%      57.38%      100%
Weighted average
  yield(a)                   8.09     9.06     6.54        6.52      7.10
---------------------------------------------------------------------------
Amortized cost             $1,116   $4,039   $3,828     $12,306   $21,289
===========================================================================

Maturities of Securities Held to Maturity

December 31, 1999          Within   1 to 5  5 to 10    After 10
Dollars in millions        1 Year    Years    Years       Years     Total
---------------------------------------------------------------------------
Carrying value:
  U.S. Treasury and
     government
     agencies               $ ---      $15    $ ---        $---      $ 15
  Mortgage-backed
     securities               ---      ---      ---         ---       ---
  State and municipal         978       55       16           4     1,053
  Other debt securities       ---        4        9         ---        13
---------------------------------------------------------------------------
Total debt securities        $978      $74     $ 25          $4    $1,081
---------------------------------------------------------------------------
Percent of total
  debt securities           90.47%    6.85%    2.31%        .37%      100%
Weighted average
  yield(a)                   5.57     7.75     8.32        5.69      5.74
---------------------------------------------------------------------------
Market value                 $977      $75     $ 26          $3    $1,081
===========================================================================
(a)A tax-equivalent adjustment has been included in the calculations of the yields to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.

NOTE 4. LOANS AND LEASES

December 31                                                   1999          1998          1997          1996          1995
In millions
-----------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                               $ 55,184      $ 54,447      $ 48,239      $ 42,247       $36,095
  Commercial real estate:
    Construction                                             1,659         1,301         1,162         1,358         1,184
    Interim/permanent                                        6,286         6,875         7,740         8,307         7,193
  Residential real estate                                   10,881        11,243        12,589        11,232        15,749
  Consumer                                                  20,004        18,546        19,027        23,413        18,862
  Lease financing(a)                                        10,933         5,750         5,013         4,140         3,557
-----------------------------------------------------------------------------------------------------------------------------
      Total domestic loans and leases, net of unearned
        income                                             104,947        98,162        93,770        90,697        82,640
-----------------------------------------------------------------------------------------------------------------------------
International:
  Commercial                                                11,855        11,126        10,817         8,920         7,799
  Consumer                                                   2,898         2,806         1,958         1,305           997
-----------------------------------------------------------------------------------------------------------------------------
Total international loans and leases, net of unearned
  income                                                    14,753        13,932        12,775        10,225         8,796

-----------------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income(b)         $119,700      $112,094      $106,545      $100,922       $91,436
=============================================================================================================================

(a)The Corporation's leases consist principally of full-payout, direct financing leases. The Corporation's investment in leveraged leases totaled $2.2 billion for 1999. For federal income tax purposes, the Corporation has the tax benefit of depreciation on the entire leased unit and interest on the long-term debt. Deferred taxes arising from leveraged leases totaled $1.7 billion in 1999. Future minimum lease payments to be received are $2.49 billion, 2000; $1.87 billion, 2001; $1.42 billion, 2002; $1.06 billion, 2003;
   $709 million, 2004; $3.38 billion, 2005 and thereafter.
(b)Net of unearned income of $2.7 billion, $1.8 billion, $1.4 billion, $1.2 billion and $759 million, at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

NOTE 5. RESERVE FOR CREDIT LOSSES

Year ended December 31             1999    1998    1997
In millions
-------------------------------------------------------
Balance at beginning of year     $2,306  $2,144  $2,371
Provision charged to income         933     850     522
Loans and leases charged off     (1,186) (1,050)   (880)
Recoveries of loans and leases
   charged off                      290     216     225
Acquisitions/divestitures/other     145     146     (94)
-------------------------------------------------------
Balance at end of year           $2,488  $2,306  $2,144
=======================================================

"Acquisitions/Divestitures/Other" primarily related to the acquisition of Sanwa in 1999, the acquisitions of credit card receivables and Deutsche Argentina in 1998 and the sale of FAC in 1997.

NOTE 6. NONPERFORMING ASSETS (NPAS)

December 31           1999   1998   1997    1996   1995
Dollars in millions
-------------------------------------------------------
Nonperforming loans
  and leases:
    Current or less than
      90 days
      past due        $359   $220   $233  $  280   $174
    Noncurrent         436    420    479     818    639
    Other real estate
       owned (OREO)     46     44     60      77    128
-------------------------------------------------------
Total NPAs(a)         $841   $684   $772  $1,175   $941
-------------------------------------------------------
NPAs as a percent
  of outstanding loans,
  leases and OREO      .70%   .61%   .72%   1.16%  1.03%
-------------------------------------------------------
Accruing loans and
  leases contractually
  past due 90 days or
  more                $320   $275   $233  $  288   $214
=======================================================
(a)Excludes $237 million, $46 million, $214 million, $265 million and $317 million of NPAs classified as held for sale by accelerated disposition at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

The following table sets forth the status of impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status:

Impaired Loans

December 31                           1999    1998
In millions
---------------------------------------------------
Impaired loans with a reserve         $512    $297
Impaired loans without a reserve        60     114
---------------------------------------------------
Total impaired loans                  $572    $411
---------------------------------------------------
Reserve for impaired loans (a)        $163     $76
---------------------------------------------------
Average balance of impaired loans
  during the year ended December 31   $449    $439
===================================================
(a)The reserve for impaired loans is part of the Corporation's overall reserve for credit losses.

Substantially all of the impaired loans presented above were on nonaccrual status and the amount of interest income recognized on impaired loans was not significant. The Corporation had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

NOTE 7. MORTGAGE SERVICING RIGHTS

Year ended December 31          1999     1998    1997
In millions
-------------------------------------------------------
Balance at beginning of year  $1,405   $1,768  $1,566
Additions                      1,370      803     586
Sales                            (40)     (66)    (20)
Deferred hedge loss/(gain)       947     (667)   (116)
Amortization/Impairment charge  (357)    (433)   (248)
-------------------------------------------------------
Balance at end of year         $3,325  $1,405  $1,768
=======================================================

Various interest rate instruments, which are designated as hedges of MSRs, are used to manage potential MSR impairment. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During 1999 and 1998, net hedge losses of $947 million and net hedge gains of $667 million, respectively, were deferred and recorded as adjustments to the carrying value of the MSRs and the related hedges. The aggregate fair value of the Corporation's MSRs was approximately $3.5 billion as of December 31, 1999. The level of amortization was consistent with 1998, excluding a $75 impairment charge recorded in 1998. See Note 17 for more information on MSR risk management.

NOTE 8. MERGER- AND RESTRUCTURING-RELATED CHARGES

In 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with its merger with BankBoston, composed of $383 million of merger-related charges and $467 million of restructuring charges. In addition to the merger- and restructuring-related charges, the Corporation incurred $102 million of integration costs. These integration costs, which are expensed as incurred, resulted from the merger integration process the Corporation began in the fourth quarter of 1999 and expects to complete by the end of 2000. The merger- and restructuring-related charges and merger integration costs were included in noninterest expense in the accompanying consolidated statements of income and allocated to All Other for line of business reporting purposes.
    The merger- and restructuring-related charges and projected integration costs were developed through an extensive process involving key managers in the affected business lines. Accounting and finance personnel and external experts, such as actuaries and consultants, reviewed the plan with executive management and the Corporation's Board of Directors before recording these charges in the fourth quarter of 1999.
     The following table discloses information about the merger- and restructuring-related charges and integration costs.

In millions
---------------------------------------------------------------
Merger charges
  Personnel                                      $233
  Transaction costs/other                         150
---------------------------------------------------------------
     Total merger charges                                 $383
---------------------------------------------------------------
Restructuring charges
  Personnel                                       357
  Technology and operations                        77
  Facilities                                       28
  Other                                             5
---------------------------------------------------------------
     Total restructuring charges                           467
---------------------------------------------------------------
Total merger- and restructuring-related charges           $850
---------------------------------------------------------------
Integration costs                                          102
---------------------------------------------------------------
Total                                                     $952
===============================================================

MERGER-RELATED CHARGES

The Corporation's merger-related charges of $383 million related to costs incurred as a direct result of the merger, with $233 million related to personnel and $150 million related to transaction costs and other merger-related expenses. Personnel-related costs included $87 million related to contractual arrangements for key executives, $36 million related to announced benefit adjustments effected as a result of changes to conform Fleet and BankBoston benefit plans and $110 million related to incentive compensation plans, resulting from change in control provisions in these plans. Transaction costs/other principally related to investment banking, legal and accounting fees, as well as community-based commitments resulting from the merger. Substantially all of the transaction costs were paid by December 31, 1999.

RESTRUCTURING-RELATED CHARGES

The Corporation's restructuring-related charges of $467 million resulted from a restructuring plan that management committed to and communicated to employees in 1999 in connection with its integration of the combining companies. Of the $467 million charge, $357 million related to personnel, $77 million related to technology and operations, $28 million related to facilities and $5 million related to other restructuring expenses. Management expects to fully implement the restructuring plan in 2000.
     Personnel-related costs of $357 million related to severance, which may be paid in a lump sum or over a defined period, and benefit program changes and outplacement services for approximately 4,000 employees to be terminated in connection with the restructuring, principally as a result of duplicate functions within the combined company. Of the total employees to be terminated, approximately 14% are in Global Banking and Financial Services; approximately 15% are in Commercial and Retail Banking; approximately 1% are in the National Consumer Group; and the remaining 70% are in support units. Substantially all of the affected employees will be notified by September 30, 2000. The Corporation anticipates that approximately 78% of terminated employees will be leaving the Corporation throughout the first nine months of 2000, and that the remaining employees will leave the Corporation by December 31, 2000. As of December 31, 1999, $27 million in personnel benefits had been paid and approximately 775 employees had been terminated and left the Corporation.
     Technology and operations costs of $77 million included $37 million of liabilities incurred for contract cancellation penalties resulting from duplicate or incompatible systems, and $40 million of write-offs of certain capitalized assets, including business projects in process that will not be completed by the Corporation, and losses incurred from the write-off of computer hardware and software held for disposition. As of December 31, 1999, $13 million in contract cancellation penalties had been paid, and all of the assets written off were taken out of service.
     Facilities charges of $28 million represent the present value of future lease obligations and lease cancellation penalties recorded in connection with vacating duplicate headquarters, banking operation facilities and branch offices.
     The following table discloses activity in the restructuring-related accrual during the year ended December 31, 1999.

Restructuring Accrual Activity

In millions

===========================================================
Restructuring charges recorded                    $467
Cash payments                                      (40)
Noncash write-downs                                (40)
-----------------------------------------------------------
Balance at December 31, 1999                      $387
===========================================================

INTEGRATION COSTS

The Corporation's integration costs, which will be expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. Certain assets, principally computer hardware and software, banking operations and administrative facilities, will be used during 2000 until the integration of computer systems and banking operations has been completed, and will then be disposed. Approximately $39 million of the total integration costs incurred in 1999 related to the incremental depreciation on these assets, which was calculated based on the assets' shortened useful lives, over the depreciation that would otherwise have been recorded.

1998 MERGER- AND RESTRUCTURING-RELATED CHARGES

In 1998, the Corporation recorded $138 million of merger- and restructuring-related charges, composed of $59 million of merger-related charges and $79 million of restructuring-related charges. These charges resulted from the Corporation's acquisitions of Quick & Reilly and the domestic consumer credit card operations of Advanta, as well as a realignment of its Asian operations and reductions in staff in its Emerging Market Sales, Trading and Research unit. The merger-related charges were composed of professional fees pertaining to investment banking, legal and accounting services, personnel-related costs, including retention payments, and costs related to system conversions. The restructuring-related charges were composed of personnel costs such as employee severance and outplacement assistance, facilities charges, including costs of terminating lease obligations, and asset write-offs resulting primarily from the closing of offices in India, Japan, the Philippines and Taiwan. At December 31, 1999, substantially all of the restructuring-related charges had been paid.


NOTE 9. SHORT-TERM BORROWINGS


                                                                    Securities
                                                       Federal      Sold Under             Other             Total
                                                         Funds   Agreements to        Short-Term        Short-Term
                                                     Purchased      Repurchase        Borrowings        Borrowings
Dollars in millions
----------------------------------------------------------------------------------------------------------------------
1999
Balance at December 31                                  $4,134          $5,395            $8,577           $18,106
Highest balance at any month-end                         4,334          13,543            12,492            30,369
Average balance for the year                             3,430          10,172             9,507            23,109
Weighted average interest rate as of December 31          2.70%           3.01%             6.91%             4.79%
Weighted average interest rate paid for the year          5.06            4.63              6.16              5.32
----------------------------------------------------------------------------------------------------------------------
1998
Balance at December 31                                  $3,953          $5,744           $ 9,479           $19,176
Highest balance at any month-end                         5,649           7,642            16,034            29,325
Average balance for the year                             5,043           5,380            11,246            21,669
Weighted average interest rate as of December 31          4.53%           4.31%             6.11%             5.25%
Weighted average interest rate paid for the year          5.48            4.65              6.51              5.81
----------------------------------------------------------------------------------------------------------------------
1997
Balance at December 31                                  $4,537          $4,419           $10,268           $19,224
Highest balance at any month-end                         6,014           5,200            11,617            22,831
Average balance for the year                             4,394           4,686             8,047            17,127
Weighted average interest rate as of December 31          5.88%           4.96%             6.59%             6.07%
Weighted average interest rate paid for the year          6.05            4.90              6.92              6.14
----------------------------------------------------------------------------------------------------------------------


Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Corporation generally maintains control of the securities in repurchase transactions.
   Other short-term borrowings generally mature within 90 days, although commercial paper may have a term of up to 270 days. Total credit facilities available at December 31, 1999 and 1998 were $1.3 billion, with no amount outstanding at either year-end.

NOTE 10. LONG-TERM DEBT

December 31                                     1999    1998
Dollars in millions            Maturity Date
-------------------------------------------------------------
Senior notes and debentures:
Parent company:
  Floating-rate MTNs               1999-2005  $2,380  $1,460
  Fixed-rate MTNs 6.125%-6.849%    1999-2005     395      95
  7.25% notes                           1999       -     200
  7.125% notes                          2000     250     250
  Other                                 2013       1       1
-------------------------------------------------------------
Total parent company                           3,026   2,006
-------------------------------------------------------------
Affiliates:
  FHLB borrowings                  1999-2019     303     238
  Floating-rate notes              1999-2039  12,032   2,987
  Fixed-rate notes                 1999-2012   1,290   1,034
  Other                            1999-2026     168      67
-------------------------------------------------------------
Total affiliates                              13,793   4,326
-------------------------------------------------------------
      Total senior notes and
        debentures                            16,819   6,332
-------------------------------------------------------------
Subordinated notes and debentures:
Parent company:
  7.625%-9.85% subordinated notes       1999       -     450
  Floating-rate subordinated notes      2001     186     186
  9.00%-9.90% subordinated notes        2001     325     325
  6.875%-7.20% subordinated notes       2003     400     400
  6.625%-8.125% subordinated notes      2004     549     549
  6.625% subordinated notes             2005     350     349
  7.125% subordinated notes             2006     300     300
  8.625% subordinated notes             2007     107     107
  6.375%-6.50% subordinated notes       2008     500     500
  7.375% subordinated notes             2009     500       -
  7.00%-7.75% subordinated MTNs    2011-2013     320     320
  6.70%-6.875% subordinated notes       2028     750     750
-------------------------------------------------------------
Total parent company                           4,287   4,236
-------------------------------------------------------------
Affiliates:
  8.375% subordinated notes             2002     200     200
  8.00% subordinated notes              2004     199     199
  8.625% subordinated notes             2005     250     250
  7.375% subordinated notes             2006     200     200
  6.50%-7.00% subordinated notes        2007     397     397
  6.375% subordinated notes             2008     748     748
  5.75% subordinated notes              2009     400       -
-------------------------------------------------------------
Total affiliates                               2,394   1,994
-------------------------------------------------------------
        Total subordinated notes and
           debentures                          6,681   6,230
-------------------------------------------------------------
Company-obligated mandatorily redeem-
  able trust securities of
  capital trusts(a)                            1,849   1,849
-------------------------------------------------------------
Total long-term debt                         $25,349 $14,411
=============================================================
(a)See trust securities on the following page.

The subordinated notes all provide for single principal payments at maturity, with the exception of $186 million of floating-rate subordinated notes due 2001 and $320 million of subordinated medium-term notes (MTNs). The subordinated MTNs are callable as follows: $100 million in 2000, $170 million in 2001 and $50 million in 2002. The floating-rate subordinated notes due 2001 are currently callable on any interest payment date. All of the parent company fixed-rate senior notes pay interest semiannually, provide for single principal payments and are not redeemable prior to maturity.
   During 1999, the Corporation issued $1.2 billion of senior floating-rate MTNs due 2000 through 2002, $300 million of 6.125% senior fixed-rate notes due 2002 and $500 million of 7.375% subordinated notes.
   The banking subsidiaries issued $8.6 billion of senior fixed- and floating-rate bank notes during 1999, including $1 billion in the Euro market. The fixed rates range from 5.59% to 6.33%. The floating-rate bank notes pay interest at rates tied to the one-month or three-month London Interbank Offered Rate (LIBOR), reset monthly or quarterly, the Federal Funds rate, reset daily, and the prime rate, reset daily. During 1999, the banking subsidiaries also issued $400 million of 5.75% subordinated notes due 2009.
   As part of its interest rate risk management process, the Corporation uses interest rate swaps to modify the repricing and maturity characteristics of certain long-term debt. These interest rate risk management activities are discussed in greater detail in Note 17.
   The aggregate payments required to retire long-term debt are: $5.9 billion in 2000; $5.9 billion in 2001; $3.7 billion in 2002; $879 million in 2003; $1.8 billion in 2004; $765 million in 2005; and $6.4 billion thereafter.
   The Corporation currently has an effective shelf registration statement filed with the Securities and Exchange Commission (the SEC), providing for the issuance of common and preferred stock or trust preferred securities, senior or subordinated debt securities and other debt securities, with a remaining availability of $2.4 billion at December 31, 1999.

Trust Securities

The Corporation has nine statutory business trusts, of which the Corporation owns all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation.
   The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Corporation, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust securities and its common securities. See Note 22 for the aggregate amount of subordinated debentures currently outstanding. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust securities. The Corporation fully and unconditionally guarantees each trust's obligations under the trust securities. The aggregate amount of such trust securities outstanding totaled $1.849 billion at December 31, 1999 and 1998. A summary of the trust securities issued and outstanding follows.

                          Amount Outstanding                                   Earliest               Distribution      Liquidation
                               (In millions)       Original                  Prepayment      Stated        Payment    reference per
December 31                    1999     1998     Issue Date           Rate  Option Date    Maturity      Frequency   Trust Security
===================================================================================================================================
BankBoston Capital Trust I    $ 250    $ 250       11/26/96          8.25%   12/15/2006  12/15/2026  semi-annually           $1,000
Fleet Capital Trust I            84       84         2/4/97          8.00%    4/15/2001   2/15/2027      quarterly               25
BankBoston Capital Trust II     250      250       12/10/96          7.75%   12/15/2006  12/15/2026  semi-annually            1,000
Fleet Capital Trust II          250      250       12/11/96          7.92%   12/15/2006  12/11/2026  semi-annually            1,000
BankBoston Capital Trust III    248      248         6/4/97   LIBOR + .75%    6/15/2007   6/15/2027      quarterly            1,000
Fleet Capital Trust III         120      120        1/29/98          7.05%    3/31/2003   3/31/2028      quarterly               25
BankBoston Capital Trust IV     247      247         6/8/98   LIBOR + .60%    6/08/2003   6/08/2028      quarterly            1,000
Fleet Capital Trust IV          150      150        4/28/98          7.17%    3/31/2003   3/31/2028      quarterly               25
Fleet Capital Trust V           250      250       12/18/98  LIBOR + 1.00%   12/18/2003  12/18/2028      quarterly            1,000
-----------------------------------------------------------------------------------------------------------------------------------
Total trust securities       $1,849   $1,849
===================================================================================================================================

All of the trust securities may be prepaid at the option of the trusts, in whole or in part, on or after the prepayment option dates listed above. At December 31, 1999, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust securities were 6.87%, 6.72% and 7.14%, respectively.


NOTE 11. PREFERRED STOCK

The following is a summary of the Corporation's preferred stock outstanding:



December 31                                Stated                                         Earliest   Redemption          Interest
Dollars in millions, except per             Value                   1999         1998   Redemption        Price    Per Depositary
share amounts                           Per Share     Shares Outstanding  Outstanding         Date  Per Share(a)         Share(d)
=================================================================================================================================
7.25% Series V perpetual preferred           $250    765,010        $191         $191    4/15/2001         $250               10%
6.75% Series VI perpetual preferred           250    600,000         150          150    4/15/2006          250               20
6.60% Series VII cumulative preferred(b)      250    700,000         175          175    4/01/2006          250               20
6.59% Series VIII noncumulative
  preferred(c)                                250    200,000          50           50   10/01/2001          250               20
9.35% cumulative preferred                    250    500,000         125          125    1/15/2000          250               10
---------------------------------------------------------------------------------------------------------------------------------
Total preferred stock                                               $691         $691
=================================================================================================================================

(a)Plus accrued but unpaid dividends.
(b)After April 1, 2006, the rate will adjust based on a U.S. Treasury security rate.
(c)After October 1, 2006, the rate will adjust based on a U.S. Treasury security rate.
(d)Ownership held in the form of depositary shares.

On January 15, 2000, the Corporation redeemed all of the outstanding shares of its 9.35% cumulative preferred stock at its aggregate carrying value of $125 million.
   Dividends on outstanding preferred stock issues are payable quarterly. All the preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends and distribution of assets in the event of a liquidation or dissolution of the Corporation. Except in certain circumstances, the holders of preferred stock have no voting rights.

NOTE 12. COMMON STOCK

At December 31, 1999, the Corporation had 915.7 million common shares outstanding. Shares reserved for future issuance in connection with the Corporation's stock plans, stock options and outstanding rights and warrants totaled 107 million. In connection with the merger with BankBoston, shareholders approved an increase in the authorized shares of the Corporation's common stock to 2 billion on August 11, 1999. During 1999, the Corporation settled forward purchase contracts related to the purchase of 12.3 million shares of its common stock, purchased .6 million shares of its common stock in the open market, and sold 5.3 million treasury shares to its dividend reinvestment plan and employee benefit plans, including stock incentive plans. In addition, 22.4 million treasury shares were retired.
   The following table presents the warrants on the Corporation's common stock that were outstanding as of December 31, 1999:

Stock Warrants

December 31, 1999                        Exercise  Expiration
Shares in millions               Shares     Price       Date
-------------------------------------------------------------
                                   13.0     $8.83    7/21/01
                                    4.8     21.94    1/27/01
=============================================================

During 1990, the Corporation's Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Corporation's common stock (adjusted to one-half of a right per share upon the Corporation's two-for-one common stock split, which was effective during 1998). Under certain conditions, a right may be exercised to purchase 1/100 of the Corporation's cumulative participating preferred stock at a price of $50, subject to adjustment. The rights become exercisable if a party acquires 10% or more (in the case of certain qualified investors, 15% or more) of the issued and outstanding shares of the Corporation's common stock, or after the commencement of a tender or exchange offer for 10% or more of the issued and outstanding shares. When exercisable under certain conditions, each right would entitle the holder to receive upon exercise of a right that number of shares of common stock having a market value of two times the exercise price of the right. The rights will expire in 2000 and may be redeemed in whole, but not in part, at a price of $.005 per share at any time prior to expiration or the acquisition of 10% of the Corporation's common stock.

NOTE 13. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of earnings per common share as of December 31, 1999, 1998 and 1997:


Year ended December 31                              1999                       1998                        1997
-------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except share and
per share amounts                           Basic       Diluted         Basic       Diluted         Basic       Diluted
-------------------------------------------------------------------------------------------------------------------------
Average shares outstanding            919,347,086   919,347,086   916,122,733   916,122,733   902,441,828   902,441,828
Additional shares due to:
  Stock options                                 -    11,742,926             -    10,648,590             -    10,726,087
  Warrants                                      -    12,437,929             -    12,365,147             -    10,852,678
-------------------------------------------------------------------------------------------------------------------------
Total equivalent shares               919,347,086   943,527,941   916,122,733   939,136,470   902,441,828   924,020,593
-------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Net income                               $2,038        $2,038       $ 2,324       $ 2,324       $ 2,246       $ 2,246
  Less preferred stock dividends and
  other                                       (56)          (56)          (60)          (60)          (93)          (93)
-------------------------------------------------------------------------------------------------------------------------
Net income available to common
  stockholders                             $1,982        $1,982       $ 2,264       $ 2,264       $ 2,153       $ 2,153
-------------------------------------------------------------------------------------------------------------------------
Total equivalent shares               919,347,086   943,527,941   916,122,733   939,136,470   902,441,828   924,020,593
-------------------------------------------------------------------------------------------------------------------------
Earnings per share                          $2.16         $2.10        $ 2.47        $ 2.41        $ 2.39        $ 2.33
=========================================================================================================================

Options and warrants to purchase 15,408,054 shares of common stock at exercise prices between $36.66 and $48.97; 1,322,285 shares of common stock at exercise prices between $40.21 and $48.97; and 8,237,060 shares of common stock at exercise prices between $31.88 and $37.02 at December 31, 1999, 1998, and 1997, respectively, were outstanding but were not included in the computation of diluted earnings per share because such options and warrants were antidilutive.

NOTE 14. LINE OF BUSINESS INFORMATION

The Corporation is managed through three principal business lines: Global Banking and Financial Services, Commercial and Retail Banking and the National Consumer Group. GLOBAL BANKING AND FINANCIAL SERVICES includes Corporate and Investment Banking, International Banking, Investment Services and Principal Investing. COMMERCIAL AND RETAIL BANKING includes domestic retail banking to consumer and small business customers, as well as domestic commercial banking operations, which includes middle-market lending, asset-based lending, leasing, cash management, trade finance and government tax processing services. The NATIONAL CONSUMER GROUP includes Mortgage Banking, Credit Cards and Student Loan Processing. ALL OTHER includes allocated support units, the management accounting control units and certain transactions or events not driven by specific business lines, including merger- and restructuring-related charges and other costs and gains on sales of businesses. Management accounting control units include management accounting offsets to transfer pricing, equity and provision for credit loss allocations. All Other also includes the Corporation's Treasury function, which is responsible for managing the interest rate risk, liquidity and wholesale funding needs of the Corporation. The financial performance of the Corporation's lines of business is monitored by an internal profitability measurement system. Periodic financial statements are produced and reviewed by senior management. Within business units, assets, liabilities and equity are match-funded utilizing similar maturity, liquidity and repricing information. Additionally, equity, credit loss provision and credit loss reserves are assigned on an economic basis. The Corporation has developed a risk-adjusted methodology that quantifies risk types (e.g., credit and operating risk) within business units and assigns capital accordingly. Provisions for credit losses and reserves for credit losses are allocated to each business line based on economic modeling of long-term expected loss rates. Management reporting methodologies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. These methodologies are periodically refined and results are restated to reflect methodological and/or management organization changes. As a result of the integration of Fleet and BankBoston, business line results are based on the blended methodologies of both companies. While integration efforts continue, management reporting methodologies will continue to evolve, and prior period business line results will be restated accordingly.

The following table presents financial information for the Corporation's lines of business for 1999, 1998 and 1997, on a fully taxable equivalent basis. Consolidated net interest income and income taxes include tax-equivalent adjustments of $57 million, $59 million and $64 million for 1999, 1998 and 1997, respectively. Information for 1998 and 1997 is presented on a basis consistent with 1999, and, as such, has been restated for changes in the Corporation's organizational structure and internal management reporting methodologies implemented during 1999.


                                    Global Banking                    National
Year ended December 31, 1999         and Financial   Commercial and   Consumer          All   Fleet Boston
In millions                            Services(b)   Retail Banking      Group    Others(a)    Corporation
===========================================================================================================
Income Statement Data:
  Net interest income                       $2,012           $4,204      $ 456        $ 127        $ 6,799
  Noninterest income                         4,115            1,581      1,269            9          6,974
-----------------------------------------------------------------------------------------------------------
  Total revenue                              6,127            5,785      1,725          136         13,773
  Provision for credit losses                  303              374        336          (80)           933
  Noninterest expense                        3,678            3,351        971        1,357          9,357
  Income taxes                                 856              834        163         (408)         1,445
-----------------------------------------------------------------------------------------------------------
Net income                                  $1,290           $1,226      $ 255       $ (733)       $ 2,038
-----------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                     $77,860          $70,995    $13,435      $26,489       $188,779
-----------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization                $ 139            $ 259      $ 514        $ 268        $ 1,180
Merger- and restructuring-related charges        -                -          -          850            850
===========================================================================================================

                                    Global Banking                    National
Year ended December 31, 1998         and Financial   Commercial and   Consumer          All   Fleet Boston
In millions                            Services(b)   Retail Banking      Group    Others(a)    Corporation
===========================================================================================================
Income Statement Data:
  Net interest income                      $ 1,752          $ 3,941      $ 549        $ 212        $ 6,454
  Noninterest income                         2,600            1,418        877          386          5,281
-----------------------------------------------------------------------------------------------------------
  Total revenue                              4,352            5,359      1,426          598         11,735
  Provision for credit losses                  237              339        335          (61)           850
  Noninterest expense                        2,625            3,194        841          390          7,050
  Income taxes                                 614              757         98           42          1,511
-----------------------------------------------------------------------------------------------------------
Net income                                   $ 876          $ 1,069      $ 152        $ 227        $ 2,324
-----------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                     $63,525         $ 60,918    $13,148      $32,637       $170,228
-----------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization                $ 111           $  243      $ 545        $ 212        $ 1,111
Merger- and restructuring-related charges        -                -          -          138            138
===========================================================================================================

                                    Global Banking                    National
Year ended December 31, 1997         and Financial   Commercial and   Consumer          All   Fleet Boston
In millions                            Services(b)   Retail Banking      Group    Others(a)    Corporation
===========================================================================================================
Income Statement Data:
  Net interest income                       $1,412          $ 3,950      $ 382        $ 448        $ 6,192
  Noninterest income                         2,057            1,335        485          329          4,206
-----------------------------------------------------------------------------------------------------------
  Total revenue                              3,469            5,285        867          777         10,398
  Provision for credit losses                  189              390        294         (351)           522
  Noninterest expense                        2,007            3,113        505          425          6,050
  Income taxes                                 523              779         29          249          1,580
-----------------------------------------------------------------------------------------------------------
Net income                                   $ 750           $1,003      $  39        $ 454        $ 2,246
-----------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                     $51,211          $58,353     $9,601      $32,721       $151,886
-----------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization                $  72            $ 251      $ 288        $ 183         $  794
Merger- and restructuring-related charges        -                -          -           25             25
===========================================================================================================

(a) All Other includes net income of the Treasury unit of $210 million in 1999, $233 million in 1998 and $168 million in 1997. Average total assets allocated to All Other primarily consist of residential mortgage loans and securities managed by the Treasury unit.
(b) Includes revenue and net income from international operations, principally Argentina and Brazil, of $1.6 billion and $301 million, respectively, in 1999; $1.3 billion and $217 million, respectively, in 1998; and $912 million and $141 million, respectively, in 1997. International average total assets were $19.7 billion, $18.5 billion and $13.9 billion for 1999, 1998 and 1997, respectively.

NOTE 15. EMPLOYEE BENEFITS

STOCK INCENTIVE PLANS

The Corporation maintains stock incentive plans for certain employees and for non-employee directors. The plans provide for the grant of stock options, restricted stock, stock appreciation rights (SARs) and other stock awards.
   Options to purchase common stock are granted at fair value on the grant date, generally vest over one- to five-year periods and expire at the end of six to ten years. On October 1, 1999, all outstanding BankBoston options became fully vested and exercisable. Options granted to virtually all BankBoston employees in 1996 and 1998 under the Corporation's Shared Opportunities Programs expire in 2002 and 2004, respectively.

Stock Options
December 31                                      1999                           1998                           1997
==================================================================================================================================
                                                         Weighted                       Weighted                       Weighted
                                                          Average                        Average                        Average
                                                         Exercise                       Exercise                       Exercise
                                            Shares          Price          Shares          Price          Shares          Price
==================================================================================================================================
Outstanding at beginning of year        65,144,978         $28.84      40,456,226         $22.88      39,694,483         $18.14
Granted                                 21,466,132          35.44      33,770,232          34.18      12,682,052          31.46
Exercised                               (6,079,648)         24.73      (6,680,787)         19.56      (9,483,747)         15.65
Forfeited                               (3,013,444)         33.58      (2,400,693)         28.95      (2,436,562)         21.50
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              77,518,018         $30.85      65,144,978         $28.84      40,456,226         $22.88
----------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end         51,962,759         $28.27      21,011,951         $21.49      17,260,461         $17.95
==================================================================================================================================

Stock Options Outstanding and Exercisable
December 31, 1999                                Options Outstanding                    Options Exercisable
===================================================================================================================
                                                         Weighted
                                                          Average        Weighted                       Weighted
                                                        Remaining         Average                        Average
                                            Number    Contractual        Exercise          Number       Exercise
Range of Exercise Prices               Outstanding           Life           Price     Outstanding          Price
===================================================================================================================
$ 3 - $18                                4,763,401      3.2 Years          $13.03       4,668,819         $12.95
 19 -  27                               13,639,043      5.4 Years           21.43      12,427,184          21.48
 28 -  36                               29,582,595      7.6 Years           31.10      26,378,385          30.78
 37 -  41                               28,236,536      9.1 Years           37.58       7,790,620          38.30
 42 -  49                                1,296,443      8.6 Years           43.38         697,751          44.55
-------------------------------------------------------------------------------------------------------------------
$ 3 - $49                               77,518,018      7.5 Years          $30.85      51,962,759         $28.27
===================================================================================================================


Restricted Stock Plan

The Corporation maintains restricted stock plans under which key employees are awarded shares of the Corporation's common stock, subject to certain vesting requirements.
   Under the terms of the Corporation's restricted stock awards, employees are generally required to continue employment with the Corporation for a stated period after the award in order to become fully vested in the shares awarded. For certain restricted stock awards, vesting is contingent upon, or will be accelerated if, certain pre- established performance goals are attained. The performance periods range from two to five years. The remaining restricted stock vests over three years. During 1999, 1998 and 1997, grants of 3,430,879 shares; 1,554,713 shares; and 1,180,144 shares, respectively, of restricted stock were made. As of December 31, 1999, 1998 and 1997, outstanding shares totaled 3,226,668; 2,774,303; and 1,884,925, respectively, with average grant prices of $36.90, $38.30 and $31.14, respectively. Compensation expense recognized for restricted stock during 1999, 1998 and 1997 was $56 million, $32 million, and $20 million, respectively. Restricted stock grants issued to BankBoston employees prior to the merger, and outstanding on October 1, 1999, vested on that date. The acceleration of the restricted stock vesting resulted in $56 million of additional compensation expense that was included in the merger-related charges described in Note 8.
   In 1998, the Corporation implemented an employee stock purchase plan which allowed eligible BankBoston employees to purchase the Corporation's common stock, up to certain limits, at the lesser of its fair market value at the beginning of the specified offering period or 85% of its fair value at the end of such period. In 1999, 238,687 shares of common stock were issued under the plan at a price of $30.50.

Pro Forma Fair Value Information

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in 1996. As permitted by that standard, the Corporation elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation expense for the Corporation's stock options and awards been determined in accordance with the fair value accounting provisions of SFAS No. 123, the Corporation's net income and diluted earnings per share would have been as follows:

Year ended December 31                 1999    1998     1997
=============================================================
Net income (in          As reported  $2,038  $2,324   $2,246
millions)               Pro forma     1,930   2,271    2,214

Diluted earnings        As reported   $2.10   $2.41    $2.33
  per share             Pro forma      2.00    2.36     2.30
=============================================================

Solely for purposes of providing the disclosures required by SFAS No. 123, the fair value of each stock option and stock award was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Year ended December 31        1999       1998       1997
===========================================================
Dividend yield                 3.0%       2.9%       2.9%
Volatility                      28         27         25
Risk-free interest rate          6          5          6
Expected option life       5 years    5 years    6 years
===========================================================

     The estimated weighted average grant date fair values per share of stock options granted and restricted stock granted were as follows:

Year ended December 31       1999       1998      1997
=========================================================
Stock options               $9.20     $ 8.50    $ 8.18
Restricted stock            30.52      34.80     29.78
=========================================================

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Corporation maintains qualified noncontributory, defined benefit pension plans covering substantially all domestic employees, as well as nonqualified non-contributory defined benefit plans for certain executives. The qualified plans are funded in compliance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986, as amended.
   The Corporation also provides certain postretirement health and life insurance benefits for eligible retired domestic employees. Postretirement benefits are accrued over the service lives of the employees.
   The following tables summarize benefit obligation, asset activity, funded status and expense for the plans:

                                                  Other
                                Pension       Postretirement
                                Benefits         Benefits
                           ----------------------------------
December 31                  1999     1998    1999    1998
In millions
=============================================================
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year        $1,665   $1,549    $193   $ 208
Service cost                   76       65       2       2
Interest cost                 111      109      13      12
Participant contributions       -        -       5       5
Curtailment (gain)            (10)       -      (9)      -
Settlement loss                 2        -       -       -
Acquisitions                   28        -       -       -
Special termination             8        1       -       -
benefits
Plan amendments                (5)      13       6       -
Benefits paid                (130)    (152)    (26)    (24)
Actuarial loss or (gain)     (217)      80     (15)    (10)
-------------------------------------------------------------
Benefit obligation at end
of year                    $1,528   $1,665    $169   $ 193
-------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets
  at beginning of year     $2,064   $1,887    $ 35    $ 19
Actual return on plan
  assets                      377      266       7       4
Acquisitions                   20        -       -       -
Employer contributions          8       63      15      31
Participant contributions       -        -       5       8
Benefits paid                (122)    (152)    (20)    (27)
-------------------------------------------------------------
Fair value of plan assets
  at end of year            $2,347  $2,064    $ 42    $ 35
-------------------------------------------------------------
RECONCILIATION OF FUNDED STATUS
Funded status                $819     $399   $(127)  $(158)
Unrecognized actuarial gain  (486)     (46)    (51)    (32)
Unrecognized transition
  (asset) or obligation        (3)      (5)     53     113
Unrecognized prior service
  cost                         (9)      (1)      -       2
-------------------------------------------------------------
Net amount recognized        $321    $ 347  $ (125)  $ (75)
-------------------------------------------------------------
Prepaid pension cost         $443    $ 448  $    -   $  -
Accrued benefit liability,
  net                        (122)    (101)   (125)    (75)
-------------------------------------------------------------
Net amount recognized        $321    $ 347  $ (125)  $ (75)
=============================================================

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $203 million, $161 million and $4 million, respectively, as of December 31, 1999 and $223 million, $160 million and $14 million, respectively, as of December 31, 1998.

Pension and Postretirement Benefit Expense
                                                         Pension Benefits          Other Postretirement Benefits
                                              -----------------------------------------------------------------------
Year ended December 31                            1999       1998      1997         1999        1998       1997
Dollars in millions
=====================================================================================================================
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE
Service cost                                      $ 76       $ 65      $ 61          $ 2         $ 2        $ 1
Interest cost                                      111        109       104           13          12         16
Expected return on plan assets                    (171)      (171)     (150)          (3)         (2)        (2)
Net amortization and recognized actuarial
 loss or (gain)                                      5          5        (4)           6           7          5
---------------------------------------------------------------------------------------------------------------------
Net periodic benefit expense                       $21       $  8      $ 11          $18        $ 19        $20
---------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                     8.00%      6.75%     7.25%        8.00%       6.75%      7.25%
Expected rate of return on plan assets           10.00       9.56      9.56        10.00       10.00      10.00
Rate of compensation increase                     5.00       4.81      4.81
Healthcare cost trend rate                                                          8.50        7.08       7.68
=====================================================================================================================

The healthcare cost trend rate is projected to decrease gradually over the next several years to approximately 5.00%, and remain level thereafter. A 1% increase or decrease in the healthcare cost trend rate assumption does not have a significant effect on postretirement benefit obligation or expense.
   The BankBoston merger resulted in $63 million in settlement and curtailment charges related to staffing reductions and change in control provisions which were initiated during 1999 with $12 million of the charge related to pension plans and $51 million related to postretirement plans. Part of the postretirement plan charge related to a plan amendment. The charges were included in the accompanying consolidated statement of income for the year ended December 31, 1999, but are excluded from the previous table detailing net periodic pension and postretirement benefit expense. These 1999 benefit adjustments were included in the merger-related charges described in Note 8.
   The Corporation maintains defined contribution savings plans covering substantially all domestic employees. The Corporation's expense for these plans was $75 million, $71 million and $69 million for 1999, 1998 and 1997, respectively.

NOTE 16. INCOME TAXES

The components of income before income taxes and income tax expense are summarized below:

Income Before Income Taxes

Year ended December 31           1999     1998     1997
In millions
========================================================
Income before income taxes:
  Domestic                     $2,841   $3,426   $3,293
  Foreign                         585      350      469
-------------------------------------------------------
Total income before income
  taxes                        $3,426   $3,776   $3,762
========================================================


Income Tax Expense

Year ended December 31        1999     1998     1997
In millions
=====================================================
Current income taxes:
  Federal                    $ 503    $ 893    $ 676
  Foreign:
      Based on income          197      106       67
      Withheld on interest
          and dividends         73       60       38
  State and local              116      183      139
-----------------------------------------------------
Total current income taxes   $ 889   $1,242    $ 920
-----------------------------------------------------
Deferred income taxes:
  Federal                    $ 399    $ 159    $ 469
  State and local              100       51      127
-----------------------------------------------------
Total deferred income
   taxes                     $ 499    $ 210    $ 596
-----------------------------------------------------
Total income tax expense:
  Federal                    $ 902   $1,052   $1,145
  Foreign                      270      166      105
  State and local              216      234      266
-----------------------------------------------------
Applicable income taxes     $1,388   $1,452   $1,516
=====================================================

The income tax expense for the years ended December 31, 1999, 1998 and 1997 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the statutory and effective tax rates follows:

Statutory Rate Analysis

Year ended December 31          1999       1998      1997
============================================================
Tax at statutory rate           35.0%      35.0%     35.0%

Increases (decreases) in
  taxes resulting from:
  State and local income taxes,
    net of federal income tax
    benefit                      4.1        4.0       4.6
  Non-creditable foreign taxes   ---         .5        .6
  Goodwill amortization          1.7        1.3       1.4
  Tax-exempt income              (.7)       (.7)      (.7)
  Other, net                      .4       (1.6)      (.6)
------------------------------------------------------------
Effective tax rate              40.5%      38.5%     40.3%
============================================================

Significant components of the Corporation's net deferred tax liability as of December 31, 1999 and 1998 are presented in the following table:

Net Deferred Tax Liability

December 31                            1999       1998
In millions
=======================================================
Deferred tax assets:
  Reserve for credit losses           $ 745      $ 840
  Expenses not currently deductible     519        179
  Employee benefits                     286        210
  Other                                 469        333
-------------------------------------------------------
     Total gross deferred tax assets  2,019      1,562
       Less: valuation allowance         30         23
-------------------------------------------------------
     Total gross deferred tax assets $1,989     $1,539
-------------------------------------------------------
Deferred tax liabilities:
  Lease financing                    $2,279     $1,764
  Mortgage banking                      508        169
  Unrealized gain on securities
      available for sale                362         71
  Other                                 445        408
-------------------------------------------------------
     Total gross deferred tax
       liabilities                   $3,594     $2,412
-------------------------------------------------------
Net deferred tax liability           $1,605      $ 873
=======================================================

The Corporation has evaluated the available evidence supporting the future realization of its gross deferred tax assets of $1,989 million and $1,539 million at December 31, 1999 and 1998, respectively, including the amount and timing of future taxable income, and has determined that it is more likely than not that the assets will be realized. Given the nature of state tax laws, the Corporation believes that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. The Corporation recorded cumulative state tax benefits, net of federal taxes, of $112 million and $75 million at December 31, 1999 and 1998, respectively. State valuation reserves of $30 million and $23 million have been established at December 31, 1999 and 1998, respectively.

NOTE 17. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

TRADING ACTIVITIES. All of the Corporation's trading positions are carried at fair value, with realized and unrealized gains and losses reflected in trading profits and commissions, a component of capital markets revenue. The following table represents the notional, or contractual, amount of the Corporation's off-balance sheet interest rate, foreign exchange and equity trading instruments and related credit exposure:

Trading Instruments with Off-Balance Sheet Risk

                            Contract or
                              Notional             Credit
                               Amount             Exposure
December 31                 1999        1998     1999     1998
In millions
===============================================================
Interest rate contracts   $127,584   $106,610   $1,685    $829
Foreign exchange
  contracts                 91,378     57,927    1,846   1,319
Equity contracts             2,400        ---      402     ---
===============================================================

Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit exposure is significantly less. The amount of credit exposure can be estimated by calculating the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at year-end. Credit exposure disclosures relate to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. To manage its level of credit exposure, the Corporation deals with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into netting agreements whenever possible.
   The amounts disclosed below represent the end-of-period fair values of derivative financial instruments held or issued for trading purposes and the average aggregate fair values during 1999 for those instruments:

Trading Instruments

                         Fair  Value    Average
December 31, 1999          (Carrying       Fair
In millions                  Amount)      Value
=================================================
Interest rate contracts:
  Assets                      $1,685     $1,069
  Liabilities                 (1,468)    (1,009)
Foreign exchange contracts:
  Assets                      $1,846     $1,337
  Liabilities                 (1,750)    (1,373)
Equity contracts:
  Assets                       $ 402     $  114
  Liabilities                   (155)       (73)
=================================================

RISK MANAGEMENT ACTIVITIES. The Corporation's principal objective in holding or issuing derivatives for purposes other than trading is the management of interest rate and currency risk.
   The major source of the Corporation's non-trading U.S. denominated interest rate risk is the difference in the repricing characteristics of the Corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, is a risk to net interest income. In managing net interest income, the Corporation uses interest rate swaps to offset the general asset sensitivity of the core bank. Additionally, the Corporation uses interest rate swaps to offset basis risk, including the specific exposure to changes in prime interest rates.
   A second major source of the Corporation's non-trading U.S. dollar denominated interest rate risk is the sensitivity of its MSRs to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time. When mortgage interest rates decline, borrowers have a greater incentive to prepay mortgage loans through a refinancing. To mitigate the risk of declining long-term interest rates, increased mortgage prepayments, and the potential impairment of MSRs, the Corporation uses a variety of risk management instruments, including interest rate swaps, caps and floors, options on swaps, and exchange-traded options on Treasury bond and note futures. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. Decreases in the value of these instruments and related cash flows aggregating $947 million were recorded as adjustments to the carrying value of MSRs during 1999.
   The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-

U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. Interest rate risk is managed through the use of interest rate swap instruments. Foreign exchange rate risk is managed through the use of foreign currency spot, forward, futures, option and swap contracts. The primary risks in these transactions arise from the exposure to changes in foreign currency exchange rates and the ability of counterparties to meet the terms of those contracts.
   The following table presents the notional amount and fair value of risk management instruments at December 31, 1999 and 1998:

Risk Management Instruments

December 31                        1999                  1998
                           Notional     Fair     Notional     Fair
In millions                 Amount      Value    Amount       Value
===================================================================
INTEREST RATE RISK
  MANAGEMENT INSTRUMENTS:
  Domestic:
    Receive fixed/pay
     variable               $18,806     $(388)    $16,768     $ 354
    Pay fixed/receive
     variable                    22         -         303         -
    Basis swaps               3,172         -       3,137       (29)
  International:
    Interest rate swaps       1,202       (19)      2,985       (22)
    Futures and forwards        523         -         734         -
    Interest rate options
     purchased                  337        32       2,411        89
    Interest rate options
     written                    337       (13)      1,911       (66)
FOREIGN EXCHANGE RISK
   MANAGEMENT INSTRUMENTS:
  Swaps                       5,000      (124)          -         -
  Spot and forward
   contracts                  1,764       (13)      3,469        13
  Options purchased               -         -          68         -
  Futures                       361         -           -         -
MORTGAGE BANKING RISK
  MANAGEMENT INSTRUMENTS:
  Receive fixed/pay
   variable, P.O. swaps       5,327      (195)      7,011        83
  Futures                       330       (12)        730        (5)
  Interest rate floors and
   options on swaps          34,810       118      39,560       517
  Interest rate caps and
   cap corridors             10,725       284      14,759        68
  Call options purchased        960         2       3,150        27
-------------------------------------------------------------------
Total risk management
instruments                 $83,676     $(328)    $96,996    $1,029
===================================================================

Interest rate swap agreements involve the exchange of fixed- and variable-rate interest payments based upon a notional principal amount and maturity date. Interest rate basis swaps involve the exchange of floating-rate interest payments based on various indices, such as U.S. Treasury bill rates and LIBOR. In a purchased interest rate floor agreement, cash interest payments are received only if current interest rates fall below a predetermined interest rate. Purchased or sold interest rate cap agreements are similar to interest rate floor agreements, except that cash interest payments are received or made only if current interest rates rise above predetermined interest rates. Options on swap agreements provide the holder the right to enter into an interest rate swap at a predetermined rate and time in the future.
   The Corporation's interest rate risk management instruments had credit exposure of $96 million at December 31, 1999, versus $566 million at December 31, 1998. The Corporation's foreign exchange rate risk management instruments had credit exposure of $124 million at December 31, 1999, versus $35 million at December 31, 1998. The Corporation's mortgage banking risk management instruments had credit exposure of $175 million at December 31, 1999, versus $349 million at December 31, 1998. The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. As of December 31, 1999, the Corporation had net deferred income of $15.6 million related to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated contracts of approximately 7 years.

Other Financial Instruments

                                         Contract or
                                       Notional Amount
December 31                            1999      1998
In millions
=========================================================
Commitments to extend credit:
  Commercial and industrial loans     $69,936    $64,825
  Commercial real estate                3,367      2,940
  Credit card lines                    50,360     55,203
  Home equity lines                     5,359      5,810
  Other unused commitments              4,824      5,130
  Residential mortgages                 1,098      3,773
---------------------------------------------------------
Total commitments to extend credit   $134,944   $137,681
Letters of credit, financial
  guarantees and foreign office
  guarantees (net of
  participations)                     $12,974    $12,238
Commitments to sell loans               2,130      6,069
Recourse on assets sold                   994        488
=========================================================

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
   Letters of credit and financial guarantees are agreements whereby the Corporation guarantees the performance of a customer to a third party. Collateral is required to support letters of credit in accordance with management's evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that in other lending activities. Management does not anticipate any significant losses as a result of these transactions.
   Commitments to sell loans have off-balance sheet market risk to the extent that the Corporation does not have available loans to fill those commitments. This would require the Corporation to purchase loans in the open market.

NOTE 18. FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. In addition, because of differences in methodologies and assumptions used to estimate fair values, the Corporation's fair values should not be compared to those of other financial institutions.
   Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not purport to represent the underlying market value of the Corporation.
   The following describes the methods and assumptions used by the Corporation in estimating the fair values of financial instruments.

CASH AND CASH EQUIVALENTS. The carrying amounts reported in the balance sheet approximate fair values because maturities are less than 90 days.

TRADING ASSETS AND LIABILITIES. Trading assets and liabilities are carried at fair value in the balance sheet. Values for trading securities are generally based on quoted, or other independent, market prices. Values for interest rate and foreign exchange products are based on quoted, or other independent, market prices, or are estimated using pricing models or discounted cash flows.

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY. Fair values are based primarily on quoted, or other independent, market prices. For certain debt and equity investments made in connection with the Corporation's Principal Investing business that do not trade on established exchanges, and for which markets do not exist, estimates of fair value are based upon management's review of the investee's financial results, condition and prospects.

LOANS. The fair values of certain commercial and consumer loans are estimated by discounting the contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of certain other loans approximates fair value due to the short-term and/or frequent repricing characteristics of these loans. For residential real estate loans, fair value is estimated by reference to quoted market prices. For nonperforming loans and certain loans where the credit quality of the borrower has deteriorated significantly, fair values are estimated by discounting expected cash flows at a rate commensurate with the risk associated with the estimated cash flows, based on recent appraisals of the underlying collateral or by reference to recent loan sales.

MORTGAGES HELD FOR RESALE. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans. These loans are priced to be sold with servicing rights retained.

DEPOSITS. The carrying amount of deposits with no stated maturity or a maturity of less than 90 days is considered, by definition, to be equal to their fair value. Fair value of fixed-rate time deposits is estimated by discounting contractual cash flows using interest rates currently offered on the deposit products. Fair value for variable-rate time deposits approximates their carrying value. Fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of alternative forms of funding (core deposit intangibles).

SHORT-TERM BORROWINGS. Short-term borrowings generally mature in 90 days or less and, accordingly, the carrying amount reported in the balance sheet approximates fair value.

LONG-TERM DEBT. The fair value of the Corporation's long-term debt, including the short-term portion, is estimated based on quoted market prices for the issues for which there is a market, or by discounting cash flows based on current rates available to the Corporation for similar types of borrowing arrangements.

OFF-BALANCE SHEET INSTRUMENTS. Fair values for off-balance sheet instruments are estimated based on quoted market prices or dealer quotes, and represent the amount the Corporation would receive or pay to execute a new agreement with identical terms considering current interest rates.

INTEREST RATE AND FOREIGN EXCHANGE INSTRUMENTS. The fair values of interest rate and foreign exchange contracts used to manage interest rate, currency and market risks are estimated based on market information and other relevant characteristics using pricing models, including option models.

Fair Value of Financial Instruments

December 31                      1999             1998
                            Carrying  Fair    Carrying  Fair
In millions                  Value    Value    Value    Value
==============================================================
On-balance sheet financial assets:
   Financial assets for
    which carrying value
    approximates fair
    value                   $14,367  $14,367  $14,618  $14,618
   Trading assets             7,849    7,849    4,364    4,364
   Securities                25,212   25,870   23,369   23,595
   Loans(a)                 105,863  107,536  103,596  105,467
   Mortgages held for
    resale                    1,244    1,244    4,068    4,068
   Financial instruments
    included in other
    assets                    3,214    3,214    2,672    2,764
On-balance sheet financial
  liabilities:
    Deposits                114,896  115,154  118,178  118,760
    Short-term borrowings    18,106   18,106   19,176   19,176
    Trading liabilities       3,807    3,807    2,326    2,326
    Long-term debt           25,349   24,938   14,411   14,732
    Financial instruments
     included in other
     liabilities              1,278    1,278      975      975
Off-balance sheet financial
   instruments:
   Interest rate risk
     management instruments      (2)    (388)      32      326
   Foreign exchange risk
     management instruments       -     (137)       -       13
   Commitments to originate
     or purchase loans            -       70        -      (58)
   Commitments to sell
     loans                        1       12        2       (1)
   Standby and commercial
     letters of credit,
     foreign office
     guarantees and similar       -       15        -      (13)
     instruments
==============================================================
(a)Excludes net book value of leases of $11.3 billion and $6.2 billion at December 31, 1999 and 1998, respectively.

Disclosure of fair values is not required for certain items, such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, OREO, prepaid expenses, core deposit intangibles and the value of customer relationships associated with certain types of consumer loans, particularly the credit card portfolio, other intangible assets, MSRs and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented above do not purport to represent, and should not be considered representative of, the underlying "market" or franchise value of the Corporation.

NOTE 19. COMMITMENTS, CONTINGENCIES AND OTHER DISCLOSURES

The Corporation and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses. Management of the Corporation, based on its review with counsel of the development of these matters to date, considers that the aggregate loss resulting from the final outcome, if any, of these proceedings should not be material to the Corporation's financial condition or results of operations.

LEASE COMMITMENTS. The Corporation has obligations under a number of noncancelable operating leases for premises and equipment. The minimum annual rental commitments under these leases at December 31, 1999, exclusive of taxes and other charges, were as follows: $264 million in 2000; $242 million in 2001; $219 million in 2002; $194 million in 2003; $165 million in 2004; and $567 million in 2005 and thereafter. Total rental expense for 1999, 1998 and 1997, including cancelable and noncancelable leases, amounted to $279 million, $264 million and $254 million, respectively.
   Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

TRANSACTION AND DIVIDEND RESTRICTIONS. The Corporation's banking subsidiaries are subject to restrictions under federal law that limit the transfer of funds by the subsidiary banks to the Corporation and its non-banking subsidiaries. Such transfers by any subsidiary bank to the Corporation or any non-banking subsidiary are limited in amount to 10% of such bank's capital and surplus.

   Various federal and state banking statutes limit the amount of dividends the subsidiary banks can pay to the Corporation without regulatory approval. The payment of dividends by any subsidiary bank may also be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. Various regulators and the Boards of Directors of the affected institutions continue to review dividend declarations and capital requirements of the Corporation and its subsidiaries consistent with current earnings, future earning prospects and other factors. At December 31, 1999, the banking subsidiaries in the aggregate could have declared an additional $1.4 billion of dividends without prior regulatory approval.

RESTRICTIONS ON CASH AND DUE FROM BANKS. The Corporation's banking subsidiaries are subject to requirements of the Board of Governors of the Federal Reserve Board (the Federal Reserve) to maintain certain reserve balances. At December 31, 1999 and 1998, these reserve balances were $2.5 billion and $2.6 billion, respectively.

NOTE 20. REGULATORY MATTERS

As a bank holding company, the Corporation is subject to regulation by the Federal Reserve, the Office of the Comptroller of the Currency (the OCC) and the Office of Thrift Supervision (the OTS), as well as state regulators. Under the regulatory capital adequacy guidelines and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Corporation and its banking subsidiaries must meet specific capital requirements. These requirements are expressed in terms of the following ratios: (1) Risk-based Total Capital (Total Capital/risk-weighted on- and off-balance sheet assets); (2) Risk-based Tier 1 Capital (Tier 1 Capital/risk-weighted on- and off-balance sheet assets); and (3) Leverage (Tier 1 Capital/adjusted average quarterly assets). To meet all minimum regulatory capital requirements, the Corporation and its banking subsidiaries must maintain a

Risk-based Total Capital ratio of at least 8%, a Risk-based Tier 1 Capital ratio of at least 4%, and a Tier 1 Leverage ratio of at least 3%. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Corporation's financial statements. To be categorized as well capitalized under the prompt corrective action provisions of FDICIA, the Corporation's banking subsidiaries must maintain a Risk-based Total Capital ratio of at least 10%, a Risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with regulators.
   The following table presents capital and capital ratio information for the Corporation as of December 31, 1999 and 1998:

Regulatory Capital Ratios

December 31                             1999               1998
Dollars in millions
======================================================================
Actual:
  Risk-Based Tier 1 Capital       $12,927    6.82%   $12,417    7.11%
  Risk-Based Total Capital         21,782   11.50     20,092   11.51
  Leverage                         12,927    6.81     12,417    7.17
Minimum regulatory
  capital standards:
  Risk-Based Tier 1 Capital         7,580    4.00      6,984    4.00
  Risk-Based Total Capital         15,159    8.00     13,968    8.00
  Leverage                          5,698    3.00      6,930    4.00
======================================================================

As of December 31, 1999, each of the Corporation's banking subsidiaries satisfied the requirements of the well capitalized category under the regulatory framework established by FDICIA. There are no conditions or events since that date that management believes have changed the capital category of these subsidiaries. The capital categories of each of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.
   As registered broker/dealers and member firms of the New York Stock Exchange
(NYSE), certain subsidiaries of the Corporation are subject to rules of both the SEC and the NYSE. These rules require these subsidiaries to maintain minimum levels of net capital, as defined, and may restrict them from expanding their business and declaring dividends if their net capital falls below specified levels. At December 31, 1999, these subsidiaries had aggregate net capital of approximately $527 million, which exceeded aggregate minimum net capital requirements by approximately $436 million.

NOTE 21. DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Year ended December 31             1999     1998    1997
In millions
===========================================================
Supplemental disclosure for
cash paid during the period for:
  Interest expense               $6,083   $5,878  $5,150
  Income taxes, net of refund       936      823     786
-----------------------------------------------------------
Assets acquired and liabilities
  assumed in business
  combinations were as follows:
  Assets acquired, net of cash
    and cash equivalents
    received                      6,073    5,284     546
  Net cash and cash equivalents
    (paid)                         (613)    (226)   (525)
  Liabilities assumed             5,460    5,058      21
-----------------------------------------------------------
Divestitures:
  Assets sold, net of cash
    received                        ---      239   3,668
  Net cash received for
    divestitures                    ---      213   3,887
  Liabilities sold                  ---      280      24
===========================================================

NOTE 22. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Statements of Income

Year ended December 31             1999     1998    1997
In millions
===========================================================
Dividends from subsidiaries:
  Banking subsidiaries           $1,860   $1,229  $2,177
  Other subsidiaries                202      450     181
Interest income                     471      418     310
Other                                 7       45      37
-----------------------------------------------------------
     Total income                 2,540    2,142   2,705
-----------------------------------------------------------
Interest expense                    643      550     440
Noninterest expense                 238       42      42
-----------------------------------------------------------
     Total expense                  881      592     482
-----------------------------------------------------------
Income before income taxes and
  equity in undistributed income
  of subsidiaries                 1,659    1,550   2,223
Applicable income taxes
  (benefit)                         (92)     (51)    (71)
-----------------------------------------------------------
Income before equity in
  undistributed income of
  subsidiaries                    1,751    1,601   2,294
Equity in undistributed income
  of subsidiaries                   287      723     (48)
-----------------------------------------------------------
Net income                       $2,038   $2,324  $2,246
===========================================================

Balance Sheets

December 31                              1999      1998
In millions
===========================================================
Assets:
  Money market instruments             $1,636     $ 596
  Securities                                8         5
Loans receivable from:
  Banking subsidiaries                  2,922     2,784
  Other subsidiaries                    3,875     2,984
-----------------------------------------------------------
                                        6,797     5,768
Investment in subsidiaries:
  Banking subsidiaries                 15,275    14,657
  Other subsidiaries                    2,294     1,502
-----------------------------------------------------------
                                       17,569    16,159
Other                                   1,109     1,511
-----------------------------------------------------------
Total assets                          $27,119   $24,039
-----------------------------------------------------------
Liabilities:
  Short-term borrowings                $1,649     $ 988
  Accrued liabilities                     944       696
  Long-term debt(a)                     9,219     8,151
-----------------------------------------------------------
Total liabilities                      11,812     9,835
-----------------------------------------------------------
Stockholders' equity                   15,307    14,204
-----------------------------------------------------------
Total liabilities and                 $27,119   $24,039
stockholders' equity
===========================================================
(a)Includes junior subordinated debentures payable to subsidiary trusts of $1,906 million in 1999 and $1,909 million in 1998.

Statements of Cash Flows

Year ended December 31              1999      1998      1997
In millions
===============================================================
Cash flows from operating activities:
Net income                       $ 2,038   $ 2,324   $ 2,246
Adjustments for noncash items:
  Equity in undistributed
    income of subsidiaries          (287)     (723)       48
  Depreciation and amortization       15        10        11
  Net securities losses              ---       (33)      (22)
Increase (decrease) in accrued
  liabilities, net                   248        35       (11)
Other, net                           370      (439)       (1)
---------------------------------------------------------------
Net cash flow provided by
  operating activities             2,384     1,174     2,271
---------------------------------------------------------------
Cash flows from investing activities:
Purchases of securities               (6)      ---       (15)
Proceeds from sales and
  maturities of securities           ---        80        58
Net cash provided from (used
  for) short-term investments in
  bank subsidiary                    ---      (302)      448
Net increase in loans made to
  affiliates                      (1,029)   (1,339)     (668)
Return of capital from
  subsidiaries                        60       112         3
Proceeds from liquidation of
  subsidiary                          12        14       ---
Capital contributions to
subsidiaries                        (895)   (1,484)     (436)
---------------------------------------------------------------
Net cash flow used in
investing activities              (1,858)   (2,919)     (610)
---------------------------------------------------------------
Cash flows from financing
activities:
Net increase in short-term
  borrowings                         570       177       135
Proceeds from issuance of
  long-term debt                   2,034     3,281       989
Repayments of long-term debt        (966)     (907)     (859)
Proceeds from issuance of
  common stock                       299       182       987
Redemption and repurchase of
  common and preferred stock        (473)     (329)   (1,995)
Cash dividends paid                 (950)     (937)     (858)
---------------------------------------------------------------
Net cash flow provided by
  (used in) financing activities     514     1,467    (1,601)
---------------------------------------------------------------
Net increase (decrease) in
  cash and cash equivalents        1,040      (278)       60
---------------------------------------------------------------
Cash and cash equivalents at
  beginning of year                  596       874       814
---------------------------------------------------------------
Cash and cash equivalents at
  end of year                     $1,636     $ 596     $ 874
===============================================================

FLEET BOSTON CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Consolidated Average Balances/Interest Earned-Paid/Rates 1997-1999 (Unaudited)

December 31                                             1999                       1998                        1997
                                                     Interest                  Interest                    Interest
                                            Average  Earned/           Average  Earned/           Average   Earned/
Dollars in millions(a)                      Balance     Paid(b)  Rate  Balance     Paid(b)  Rate  Balance      Paid(b)   Rate
================================================================================================================================
Assets:
Interest bearing deposits                    $1,451    $ 129     8.87%  $1,552    $ 131     8.46%  $1,922     $ 151      7.88%
Federal funds sold and securities
purchased under agreements to resell          8,319      515     6.19    3,488      325     9.32    2,529       273     10.81
Trading account securities                    2,774      150     5.41    2,223      132     5.93    1,955       127      6.48
Securities available for sale                22,591    1,486     6.58   19,658    1,353     6.88   16,143     1,171      7.25
Securities held to maturity                     598       21     3.51      741       38     5.13      862        44      5.07
Nontaxable securities                         1,329       82     6.17    1,328       87     6.55    1,316        87      6.58
Loans and leases - domestic(c)              103,511    8,497     8.21   96,806    8,236     8.51   91,340     7,922      8.67
Loans and leases - international(c)          14,017    1,888    13.47   14,233    1,723    12.11   11,029     1,250     11.34
Due from brokers/dealers                      3,239      148     4.57    3,765      184     4.89    2,884       133      4.62
Mortgages held for resale                     2,445      176     7.18    2,685      189     7.04    1,503       115      7.63
Assets held for disposition                     320       17     5.21      161        2     1.12      747        46      6.18
Foreclosed property and repossessed              42      ---      ---       54      ---      ---       75       ---       ---
equipment
--------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets             160,636  13,109     8.16   146,694  12,400     8.45   132,305   11,319      8.56
================================================================================================================================
Accrued interest receivable                   1,308      ---      ---    1,032      ---      ---    1,022       ---       ---
Reserve for credit losses                    (2,499)     ---      ---   (2,244)     ---      ---   (2,253)      ---       ---
Other assets                                 29,334      ---      ---   24,746      ---      ---   20,812       ---       ---
--------------------------------------------------------------------------------------------------------------------------------
     Total assets (d)                      $188,779  $13,109      --- $170,228  $12,400      --- $151,886   $11,319       ---
================================================================================================================================
Liabilities and stockholders' equity:
Deposits
  Savings                                   $47,267   $1,058     2.24% $44,332   $1,078     2.43% $42,168    $1,016      2.41%
  Time                                       27,127    1,349     4.97   28,348    1,523     5.37   26,645     1,423      5.34
  International                              16,293    1,109     6.81   15,954    1,105     6.92   13,624       900      6.61
--------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits         90,687    3,516     3.88   88,634    3,706     4.18   82,437     3,339      4.05
--------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                        23,109    1,230     5.32   21,669    1,259     5.81   17,127     1,052      6.14
Due to brokers/dealers                        4,145      193     4.65    4,501      214     4.75    3,463       152      4.39
Long-term debt                               22,290    1,371     6.15   10,962      767     7.00    7,993       584      7.30
--------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities      140,231    6,310     4.50  125,766    5,946     4.73  111,020     5,127      4.62
--------------------------------------------------------------------------------------------------------------------------------
Net interest spread                             ---    6,799     3.66      ---    6,454     3.72      ---     6,192      3.94
--------------------------------------------------------------------------------------------------------------------------------
Demand deposits and other                    24,096      ---      ---   24,042      ---      ---   23,812       ---       ---
noninterest-bearing time deposits
Other liabilities                             9,685      ---      ---    6,746      ---      ---    4,866       ---       ---
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                      174,012    6,310      ---  156,554    5,946      ---  139,698     5,127       ---
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity and dual convertible    14,767      ---      ---   13,674      ---      ---   12,188       ---       ---
preferred stock
--------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders'
     equity                                $188,779   $6,310      --- $170,228   $5,946      --- $151,886    $5,127       ---

--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                              4.23%                      4.40%                        4.68%
================================================================================================================================

(a)The data in this table is presented on a fully taxable equivalent basis. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.
(b)Includes fee income of $402 million, $340 million and $264 million for the years ended December 31, 1999, 1998 and 1997, respectively.
(c)Nonperforming loans are included in average balances used to determine rates.
(d)At December 31, 1999, 1998 and 1997, average international assets and liabilities, as a percentage of total average consolidated assets and liabilities, amounted to 12.4% and 12.2%, 12.0% and 12.1% and 9.7% and 9.6%, respectively.

Common Stock Price and Dividend Information(a) (Unaudited)

By quarter                                          1999                                 1998
                                           4        3        2        1           4        3        2       1
==============================================================================================================
Stock Price
  High                                $43.69   $44.88   $44.94   $46.75      $44.69   $44.22   $45.00  $42.53
  Low                                  33.81    35.06    37.38    37.63       31.69    32.78    39.00   34.31
--------------------------------------------------------------------------------------------------------------
Dividends declared                       .30      .27      .27      .27        .270     .245     .245    .245
Dividends paid                           .27      .27      .27      .27        .245     .245     .245    .245
==============================================================================================================

(a)The Corporation's common stock is listed on the New York Stock Exchange under the symbol "FBF". The table above sets forth, for the periods indicated, the range of high and low sale prices per share of the Corporation's common stock on the composite tape and dividends declared and paid per share. At December 31, 1999, the Corporation had 69,549 shareholders of record.

 Rate/Volume Analysis (Unaudited)

                                                           1999 Compared to 1998           1998 Compared to 1997
                                                       Increase (Decrease) Due to(a)   Increase (Decrease) Due to(a)
-----------------------------------------------------------------------------------------------------------------------
In millions                                              Volume       Rate       Net     Volume       Rate       Net
=======================================================================================================================
Interest earned on: (b)
  Interest bearing deposits                                 $(6)       $ 4       $(2)     $ (32)      $ 12     $ (20)
  Federal funds sold and securities purchased under
    agreements to resell                                    251        (61)      190         82        (30)       52
  Trading account securities                                 28        (10)       18         14         (9)        5
  Securities available for sale                             189        (56)      133        238        (56)      182
  Securities held to maturity                                (6)       (11)      (17)        (7)         1        (6)
  Nontaxable securities                                     ---         (5)       (5)       ---        ---       ---
  Loans and leases - domestic                               529       (268)      261        461       (147)      314
  Loans and leases - international                          (26)       191       165        384         89       473
  Due from brokers/dealers                                  (25)       (11)      (36)        43          8        51
  Mortgages held for resale                                 (17)         4       (13)        82         (8)       74
  Assets held for disposition                                 3         12        15        (21)       (23)      (44)
-----------------------------------------------------------------------------------------------------------------------
     Total interest earning assets                          920       (211)      709      1,244       (163)    1,081
-----------------------------------------------------------------------------------------------------------------------
Interest paid on:
  Deposits-
    Savings-domestic                                         95       (115)      (20)        53          9        62
    Time-domestic                                           (64)      (110)     (174)        91          9       100
    International                                            15        (11)        4        161         44       205
-----------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                         46       (236)     (190)       305         62       367
-----------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                     111       (140)      (29)       260        (53)      207
  Due to brokers/dealers                                    (16)        (5)      (21)        48         14        62
  Long-term debt                                            684        (80)      604        206        (23)      183
-----------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities                     825       (461)      364        819        ---       819
-----------------------------------------------------------------------------------------------------------------------
Net interest differential(c)                               $ 95      $ 250     $ 345      $ 425      $(163)    $ 262
=======================================================================================================================

 (a) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
 (b) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The adjustment included in interest income was $57 million in 1999, $59 million in 1998 and $64 million in 1997.
 (c) Includes fee income of $402 million, $340 million and $264 million for the years ended December 31, 1999, 1998 and 1997, respectively.

Quarterly Summarized Financial Information (Unaudited)

By Quarter

Dollars in millions,                                    1999                                        1998
except per share amounts                   1        2       3        4     Year        1        2       3        4     Year
=============================================================================================================================
Interest income                       $3,149   $3,231  $3,298   $3,374   $13,052  $2,930   $3,106  $3,140   $3,165  $12,341
Interest expense                       1,481    1,529   1,598    1,702    6,310    1,399    1,495   1,544    1,508    5,946
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                    1,668    1,702   1,700    1,672    6,742    1,531    1,611   1,596    1,657    6,395
-----------------------------------------------------------------------------------------------------------------------------
Provision for credit losses              219      241     228      245      933      232      178     180      260      850
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for credit losses                    1,449    1,461   1,472    1,427    5,809    1,299    1,433   1,416    1,397    5,545
Securities gains (losses)                 (2)      (3)     14       (2)       7       76       11      37       (9)     115
Other noninterest income               1,560    1,754   1,678    1,975    6,967    1,210    1,260   1,195    1,501    5,166
-----------------------------------------------------------------------------------------------------------------------------
                                       3,007    3,212   3,164    3,400   12,783    2,585    2,704   2,648    2,889   10,826
Noninterest expense                    1,935    2,081   2,016    3,325    9,357    1,659    1,668   1,832    1,891    7,050
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes             1,072    1,131   1,148       75    3,426      926    1,036     816      998    3,776
Applicable income taxes                  411      431     437      109    1,388      365      401     310      376    1,452
-----------------------------------------------------------------------------------------------------------------------------
Net income                              $661     $700    $711    $ (34)  $2,038    $ 561    $ 635   $ 506    $ 622   $2,324
-----------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock   $645     $685    $698    $ (46)  $1,982    $ 545    $ 618   $ 492    $ 609   $2,264
-----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                 .70      .74     .76     (.05)    2.16      .60      .67     .54      .66     2.47
Diluted earnings per share               .68      .72     .74     (.05)    2.10      .58      .66     .52      .65     2.41

Average number of common shares
(in thousands):
Basic                                919,052  921,100 921,818  915,431   919,347 914,264  916,134 916,314  917,738  916,123
Diluted                              942,088  946,922 946,472  915,431   943,528 938,760  942,038 938,098  939,517  939,136
=============================================================================================================================

Loans and Leases Maturity (Unaudited)

==============================================================
December 31, 1999          WITHIN   1 TO     AFTER
In millions                1 YEAR  5 YEARS  5 YEARS    TOTAL

--------------------------------------------------------------
Domestic:
  Commercial and
     industrial           $17,370  $30,169   $7,645   $55,184
  Commercial real estate:
   Construction               522      907      230     1,659
   Interim/permanent        1,979    3,436      871     6,286
  Residential real estate   1,243    3,725    5,913    10,881
  Consumer                  9,185    4,903    5,916    20,004
  Lease financing           2,979    7,124      830    10,933
--------------------------------------------------------------
Total domestic loans and
    leases                 33,278   50,264   21,405   104,947
--------------------------------------------------------------
International:
  Commercial               10,122    1,650       83    11,855
  Consumer                  2,475      403       20     2,898
--------------------------------------------------------------
Total international
    loans and leases       12,597    2,053      103    14,753
--------------------------------------------------------------
Total                     $45,875  $52,317  $21,508  $119,700
==============================================================

Interest Sensitivity of Loans and Leases Over One Year
(Unaudited)

=================================================================
December 31, 1999      PREDETERMINED      FLOATING
In millions            INTEREST RATES   INTEREST RATES   TOTAL
-----------------------------------------------------------------
1 to 5 years                $14,324        $37,993      $52,317
After 5 years                 8,268         13,240       21,508
-----------------------------------------------------------------
Total                       $22,592        $51,233      $73,825
=================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 19, 1999, the Corporation dismissed KPMG LLP ("KPMG") as the Corporation's independent public accountants. Also on November 19, 1999, the Corporation selected PricewaterhouseCoopers LLP ("PwC") to replace KPMG as the Corporation's independent public accountants. The decision to change auditors was approved by the Audit Committee of the Board of Directors. PwC previously served as the independent public accountants for BankBoston.

     KPMG's report on the financial statements of the Corporation for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Corporation's two most recent fiscal years, and the subsequent interim period through November 19, 1999, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of the Corporation.

     During the Corporation's two most recent fiscal years, and the subsequent interim period through November 19, 1999, there was no disagreement or difference of opinion with KPMG regarding any "reportable event," as that term is defined in Regulation S-K.

     The Corporation provided KPMG with a copy of its Current Report on Form 8-K dated November 19, 1999, which reported the change in accountants. Such Current Report included a letter that KPMG furnished to the Corporation, addressed to the SEC, stating that it agreed with the statements made by the Corporation in the Current Report.

     During the two most recent fiscal years and the subsequent interim period through November 19, 1999, neither the Corporation, nor anyone on behalf of the Corporation, consulted PwC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Corporation or any matter that was either the subject of a disagreement, within the meaning of Regulation S-K, or any reportable event, as that term is defined in Regulation S-K.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning executive officers of the Corporation which responds to this Item is incorporated by reference from Item 3A contained in Part I of this Report. The information that responds to this Item with respect to directors is incorporated by reference from the section entitled "Election of Directors" in the Corporation's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Exchange Act and which will be filed with the SEC not later than 120 days after the end of the Corporation's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in response to this Item is incorporated by reference from the section entitled "Compensation of Executive Officers" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required in response to this Item is incorporated by reference from the sections entitled "Election of Directors," "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required in response to this Item is incorporated by reference from the subsection entitled "Indebtedness and Other Transactions" in the Proxy Statement.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). The financial statements of the Corporation required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2).  Not applicable.

(a)(3).  See the exhibits listed below under Item 14(c).

(b) The Corporation filed eight Current Reports on Form 8-K from October 1, 1999 to the date of this Report:

          - Two Current Reports on Form 8-K dated October 1, 1999, both announcing the closing of the merger between Fleet and BankBoston.

          - Current Report on Form 8-K dated October 20, 1999 announcing third quarter earnings of the Corporation and an 11% increase in the quarterly common stock dividend to $.30 per common share.

          - Current Report on Form 8-K dated November 19, 1999 reporting a change in independent public accountants.

          - Current Report on Form 8-K dated November 22, 1999 filing the Supplemental Consolidated Financial Statements of the Corporation.

          - Current Report on Form 8-K dated December 1, 1999 reporting the sale of $500 million of 7.375% Subordinated Notes due 2009.

          - Current Report on Form 8-K dated December 23, 1999 reporting the establishment of a $2 billion medium-term note program under the Corporation's shelf registration statement.

          - Current Report on Form 8-K dated January 19, 2000 announcing fourth quarter and fiscal 1999 earnings for the Corporation.

(C)    EXHIBIT INDEX

EXHIBIT
NUMBER
------
 2 (a)    Agreement and Plan of Merger dated December 19, 1995 between the Corporation and National
          Westminster Bank Plc ("NatWest")                                                                            (1)
 2 (b)    First Amendment to Agreement and Plan of Merger dated May 1, 1996 between the Corporation and
          NatWest                                                                                                     (2)
 3 (a)    Restated Articles of Incorporation of the Corporation                                                       (3)
 3 (b)    Certificate of Designations establishing the Corporation's Series V 7.25% Perpetual Preferred Stock         (4)
 3 (c)    Certificate of Designations establishing the Corporation's Series VI 6.75% Perpetual Preferred Stock        (5)
 3 (d)    Certificate of Designations establishing the Corporation's Series VII Fixed/Adjustable Rate Cumulative
          Preferred Stock                                                                                             (6)
 3 (e)    Certificate of Designations establishing the Corporation's Series VIII Fixed/Adjustable Rate
          Noncumulative Preferred Stock                                                                               (7)
 3 (f)    By-Laws of the Corporation, as amended                                                                      (8)
 4 (a)    Rights Agreement dated November 21, 1990, as amended by First Amendment to Rights Agreement dated March
          28, 1991, a Second Amendment to Rights Agreement dated July 12, 1991, a Third Amendment to Rights
          Agreement dated February 20, 1995 and a Fourth Amendment to Rights Agreement dated
          March 14, 1999                                                                                              (9)
 4 (b)    Instruments defining the rights of security holders, including indentures                                  (10)
 4 (c)    Form of Rights Certificate for stock purchase rights issued to Whitehall Associates, L.P., and
          KKR Partners II, L.P.                                                                                      (11)
10 (a)*   Form of Change in Control Agreement for certain officers, together with Schedule of Persons who have
          entered into such agreements                                                                               (12)
10 (b)*   Revised Schedule of Executive Officers who have entered into certain Change in Control Agreements
10 (c)    Stock Purchase Agreement dated July 12, 1991 among the Corporation and Whitehall Associates, L.P.,
          and KKR Partners II, L.P.                                                                                  (13)
10 (d)    Exchange Agreement dated December 31, 1995 among the Corporation and Whitehall Associates, L.P., and
          KKR Partners II, L.P.                                                                                      (14)
10 (e)*   Supplemental Executive Retirement Plan                                                                     (15)
10 (f)*   Amendment One to Supplemental Executive Retirement Plan                                                    (16)
10 (g)*   Amendment Two to Supplemental Executive Retirement Plan
10 (h)*   Amendment Three to Supplemental Executive Retirement Plan
10 (i)*   Amendment Four to Supplemental Executive Retirement Plan
10 (j)*   Amendment Five to Supplemental Executive Retirement Plan
10 (k)*   Amended and Restated 1994 Performance-Based Bonus Plan for the Named Executive Officers
10 (l)*   Amended and Restated 1992 Stock Option and Restricted Stock Plan
10 (m)*   Employment Agreement dated as of February 20, 1995 between the Corporation and Joel B. Alvord              (17)
10 (n)*   Shawmut National Corporation 1989 Nonemployees Directors' Restricted Stock Plan (assumed by the
          Corporation on November 30, 1995)                                                                          (18)
10 (o)*   1995 Restricted Stock Plan                                                                                 (19)
10 (p)*   Executive Deferred Compensation Plan No. 1
10 (q)*   Amendment One to Executive Deferred Compensation Plan No. 1
10 (r)*   Executive Deferred Compensation Plan No. 2
10 (s)*   Amendment One to Executive Deferred Compensation Plan No. 2
10 (t)*   Amendment Two to Executive Deferred Compensation Plan No. 2
10 (u)*   Executive Supplemental Plan                                                                                (20)
10 (v)*   Amendment One to Executive Supplemental Plan

10 (w)*   Retirement Income Assurance Plan                                                                           (21)
10 (x)*   Amendment One to Retirement Income Assurance Plan
10 (y)*   Amendment Two to Retirement Income Assurance Plan
10 (z)*   Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2
10 (aa)*  Trust Agreement for the Executive Supplemental Plan                                                        (22)
10 (bb)*  Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement
          Plan                                                                                                       (23)
10 (cc)*  Employment Agreement dated September 16, 1997 between Thomas C. Quick and The Quick & Reilly
          Group, Inc. (assumed by a subsidiary of the Corporation on February 1, 1998)                               (24)
10 (dd)*  Stock Unit Contract dated December 17, 1997 between the Corporation and Terrence Murray                    (25)
10 (ee)*  Amendment dated January 25, 2000 to Stock Unit Contract between the Corporation and Terrence Murray
10 (ff)*  Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan, as amended by Amendment
          No. 1 to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan and Amendment No. 2
          to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan                                (26)
10 (gg)*  Directors Deferred Compensation and Stock Unit Plan                                                        (27)
10 (hh)*  FleetBoston Financial 1996 Long-Term Incentive Plan (assumed by the Corporation on October 1, 1999)
10 (ii)*  BankBoston Corporation 1991 Long-Term Stock Incentive Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (28)
10 (jj)*  BankBoston Corporation Executive Deferred Compensation Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (29)
10 (kk)*  BankBoston, N.A. Bonus Supplemental Employee Retirement Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (30)
10 (ll)*  Description of BankBoston Corporation's Supplemental Life Insurance Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (31)
10 (mm)*  BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (32)
10 (nn)*  Description of BankBoston Corporation's Supplemental Long-Term Disability Plan (assumed by the
          Corporation on October 1, 1999)                                                                            (33)
10 (oo)*  BankBoston Corporation's Director Stock Award Plan (assumed by the Corporation on October 1, 1999)         (34)
10 (pp)*  Form of Severance Agreement between BankBoston Corporation and Erich Schumann (assumed by the
          Corporation on October 1, 1999)                                                                            (35)
10 (qq)*  BankBoston Corporation Directors Deferred Compensation Plan (assumed by the Corporation on
          October 1, 1999)                                                                                           (36)
10 (rr)*  BankBoston, N.A. Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999)      (37)
10 (ss)*  BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors (assumed by the
          Corporation on October 1, 1999)                                                                            (38)
10 (tt)*  Description of BankBoston Corporation's Director Retirement Benefits Exchange Program (assumed by the
          Corporation on October 1, 1999)                                                                            (39)
10 (uu)*  Letter Agreement dated as of August 15, 1997 between BankBoston Corporation and Henrique Meirelles
          (assumed by the Corporation on October 1, 1999)                                                            (40)
10 (vv)*  Employment Agreement dated as of March 14, 1999 between the Corporation and Charles K. Gifford             (41)
10 (ww)*  Employment Agreement dated as of March 14, 1999 between the Corporation and Henrique C. Meirelles          (42)
10 (xx)*  Employment Agreement dated as of March 14, 1999 between the Corporation and Paul F. Hogan                  (43)
10 (yy)*  Employment Agreement dated as of March 14, 1999 between the Corporation and Bradford H. Warner             (44)
10 (zz)*  Employment Agreement dated September 7, 1999 between the Corporation and Robert J. Higgins                 (45)
10 (aaa)* Employment Agreement dated as of October 29, 1999 between the Corporation and David L. Eyles

10 (bbb)* Form of Change in Control Agreement entered into with Charles K. Gifford, Henrique C. Meirelles, Paul
          F. Hogan and Bradford H. Warner
10 (ccc)* Form of Change in Control Agreement entered into with Joseph Smialowski
10 (ddd)* Retention and Deferred Compensation Agreement dated December 31, 1999 between the Corporation and Peter
          J. Manning
12        Computation of Consolidated Ratios of Earnings to Fixed Charges
21        Subsidiaries of the Corporation
23        Consent of Independent Accountants
27        1999 Financial Data Schedule

--------
*Management contract, or compensatory plan or arrangement

  (1)    Incorporated by reference to Exhibit 2 of the Corporation's Form 8-K Current Report dated December 19,
           1995.

  (2)    Incorporated by reference to Exhibit 2 of the Corporation's Form 8-K Current Report dated May 1, 1996.

  (3)    Incorporated by reference to Exhibit 3 of the Corporation's Form 10-Q for the quarter ended September
           30, 1999.

  (4)    Incorporated by reference to Exhibit 4(a) of the Corporation's Form 8-K Current Report dated February
           21, 1996.

  (5)    Incorporated by reference to Exhibit 4(b) of the Corporation's Form 8-K Current Report dated February
           21, 1996.

  (6)    Incorporated by reference to Exhibit 4(a) of the Corporation's Form 8-K Current Report dated March 26,
           1996.

  (7)    Incorporated by reference to Exhibit 4(a) of the Corporation's Form 8-K Current Report dated September
           27, 1996.

  (8)    Incorporated by reference to Exhibit 4(l) of the Corporation's Registration Statement on Form S-3
          (File No. 333-86829).

  (9)    Incorporated by reference to the Corporation's Registration Statement on Form 8-A dated November 29,
         1990, the Corporation's Form 8 Amendment to Application or Report dated September 6, 1991 and the
         Corporation's Forms 8-A/A dated March 17, 1995 and May 5, 1999.

  (10)   The Corporation has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the
         Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish to the Commission upon request a copy of any instrument defining the rights of those debt holders.

  (11)   Incorporated by reference to Exhibit 4(c) of the Corporation's Form 8-K Current Report dated July 12,
         1991.

  (12)   Incorporated by reference to Exhibit 10(a) of the Corporation's Form 10-K Annual Report for the fiscal year ended December 31, 1997.

  (13)   Incorporated by reference to Exhibit 4 of the Corporation's Form 8-K Current Report dated July 12,
         1991.

  (14)   Incorporated by reference to Exhibit 2(b) of the Corporation's Form 8-K Current Report dated December
         19, 1995.

  (15)   Incorporated by reference to Exhibit 10(d) of the Corporation's Form 10-Q for the quarter ended June
         30, 1996.

  (16)   Incorporated by reference to Exhibit 10(z) of the Corporation's Form 10-K Annual Report for fiscal year ended December 31, 1997.

  (17)   Incorporated by reference to Exhibit 10(j) of the Corporation's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

  (18)   Incorporated by reference to Shawmut's 1989 Proxy Statement dated March 13, 1989 (File No. 1-10102).

  (19)   Incorporated by reference to Exhibit 10(o) of the Corporation's Form 10-K Annual Report for the fiscal year ended December 31, 1995.

  (20)   Incorporated by reference to Exhibit 10(c) of the Corporation's Form 10-Q for the quarter ended June
         30, 1996.

  (21)   Incorporated by reference to Exhibit 10(e) of the Corporation's Form 10-Q for the quarter ended June
         30, 1996.

  (22)   Incorporated by reference to Exhibit 10(g) of the Corporation's Form 10-Q for the quarter ended June
         30, 1996.

  (23)   Incorporated by reference to Exhibit 10(h) of the Corporation's Form 10-Q for the quarter ended June
         30, 1996.

  (24)   Incorporated by reference to Exhibit 10(w) of the Corporation's Form 10-K Annual Report for fiscal year ended December 31, 1997.

  (25)   Incorporated by reference to Exhibit 10(z) of the Corporation's Form 10-K Annual Report for fiscal year ended December 31, 1997.

  (26)   Incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of the Corporation's Registration Statement on
         Form S-8 (File No. 333-42247).

  (27)   Incorporated by reference to Exhibit 10(bb) of the Corporation's Form 10-K Annual Report for fiscal year ended December 31, 1998.

  (28)   Incorporated by reference to Exhibit 10(c) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1997 (File No. 1-6522).

  (29)   Incorporated by reference to Exhibit 10(d) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1994 (File No. 1-6522).

  (30)   Incorporated by reference to Exhibit 10(e) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1994 (File No. 1-6522).

  (31)   Incorporated by reference to Exhibit 10(h) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1988 (File No. 1-6522).

  (32)   Incorporated by reference to Exhibit 10(g) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1994 (File No. 1-6522).

  (33)   Incorporated by reference to Exhibit 10(l) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1993 (File No. 1-6522).

  (34)   Incorporated by reference to Exhibit 10(l) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1998 (File No. 1-6522).

  (35)   Incorporated by reference to Exhibit 10(n) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1998 (File No. 1-6522).

  (36)   Incorporated by reference to Exhibit 10(q) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1994 (File No. 1-6522).

  (37)   Incorporated by reference to Exhibit 10(r) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1994 (File No. 1-6522).

  (38)   Incorporated by reference to Exhibit 10(q) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1997 (File No. 1-6522).

  (39)   Incorporated by reference to Exhibit 10(r) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1997 (File No. 1-6522).

  (40)   Incorporated by reference to Exhibit 10(bb) of BankBoston Corporation's Form 10-K Annual Report for
         fiscal year ended December 31, 1997 (File No. 1-6522).

  (41)   Incorporated by reference to Exhibit 10(a) of the Corporation's Registration Statement on Form S-4
         (File No. 333-82433).

  (42)   Incorporated by reference to Exhibit 10(b) of the Corporation's Registration Statement on Form S-4
         (File No. 333-82433).

  (43)   Incorporated by reference to Exhibit 10(c) of the Corporation's Registration Statement on Form S-4
         (File No. 333-82433).

  (44)   Incorporated by reference to Exhibit 10(d) of the Corporation's Registration Statement on Form S-4
         (File No. 333-82433).

  (45)   Incorporated by reference to Exhibit 10 of the Corporation's Form 10-Q for the quarter ended September
          30, 1999.

   (d)Financial Statement Schedules - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLEET BOSTON CORPORATION

                                  (Registrant)

       /s/ Eugene M. McQuade                       /s/ Erich Schumann
-------------------------------------    ---------------------------------------
         Eugene M. McQuade                           Erich Schumann
         Vice Chairman and                     Senior Vice President and
      Chief Financial Officer                   Chief Accounting Officer
          Dated March 3, 2000                       Dated March 3, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

                    /s/ Terrence Murray                             /s/ James F. Hardymon
       ----------------------------------------------    --------------------------------------------
                Terrence Murray, Chairman,                       James F. Hardymon, Director
           Chief Executive Officer and Director

                  /s/ Charles K. Gifford                             /s/ Marian L. Heard
       ----------------------------------------------    --------------------------------------------
              Charles K. Gifford, President,                      Marian L. Heard, Director
           Chief Operating Officer and Director

                   /s/ Robert J. Higgins                            /s/ Robert M. Kavner
       ----------------------------------------------    --------------------------------------------
                     Robert J. Higgins                           Robert M. Kavner, Director
        President of Commercial and Retail Banking
                       and Director

             /s/ Henrique de Campos Meirelles                         /s/ Thomas J. May
       ----------------------------------------------    --------------------------------------------
               Henrique de Campos Meirelles                        Thomas J. May, Director
         President of Global Banking and Financial
                   Services and Director

                    /s/ Joel B. Alvord                              /s/ Donald F. McHenry
       ----------------------------------------------    --------------------------------------------
                 Joel B. Alvord, Director                        Donald F. McHenry, Director

                  /s/ William Barnet, III                          /s/ Michael B. Picotte
       ----------------------------------------------    --------------------------------------------
               William Barnet, III, Director                    Michael B. Picotte, Director

                   /s/ Daniel P. Burnham                             /s/ Thomas R. Piper
       ----------------------------------------------    --------------------------------------------
                Daniel P. Burnham, Director                       Thomas R. Piper, Director

                /s/ Paul J. Choquette, Jr.                           /s/ Thomas C. Quick
       ----------------------------------------------    --------------------------------------------
             Paul J. Choquette, Jr., Director                     Thomas C. Quick, Director

                    /s/ John T. Collins                            /s/ Francene S. Rodgers
       ----------------------------------------------    --------------------------------------------
                 John T. Collins, Director                      Francene S. Rodgers, Director

                  /s/ William F. Connell                              /s/ John W. Rowe
       ----------------------------------------------    --------------------------------------------
               William F. Connell, Director                        John W. Rowe, Director

                  /s/ Gary L. Countryman                             /s/ Thomas M. Ryan
       ----------------------------------------------    --------------------------------------------
               Gary L. Countryman, Director                       Thomas M. Ryan, Director

                   /s/ Alice F. Emerson                             /s/ Paul R. Tregurtha
       ----------------------------------------------    --------------------------------------------
                Alice F. Emerson, Director                       Paul R. Tregurtha, Director