Form 10-Q
period 2000-03-31
FLEET BOSTON CORP
filed 2000-05-15
CIK 50341

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _________ TO __________

                          COMMISSION FILE NUMBER 1-6366

                        FLEETBOSTON FINANCIAL CORPORATION

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

                    YES    X           NO
                        -------            ------

The number of shares of common stock of the Registrant outstanding as of April 30, 2000 was 901,187,960.

================================================================================

                        FLEETBOSTON FINANCIAL CORPORATION
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 2000
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               3

      Consolidated Statements of Income
           Three Months Ended March 31, 2000 and 1999                         20

      Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999                              21

      Consolidated Statements of Changes in Stockholders' Equity
            Three Months Ended March 31, 2000 and 1999                        22

      Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999                         23

      Condensed Notes to Consolidated Financial Statements                    24

PART II.  OTHER INFORMATION                                                   28

SIGNATURES                                                                    31

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

     This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the 1999 Annual Report on Form 10-K of FleetBoston Financial Corporation (the Corporation). The Corporation's name was changed from "Fleet Boston Corporation" to "FleetBoston Financial Corporation" effective April 18, 2000. All prior period information included in this discussion and analysis has been restated to give retroactive effect to the Corporation's merger with BankBoston Corporation (BankBoston), which was completed in October 1999 and accounted for as a pooling of interests.

FINANCIAL SUMMARY
===================================================================
Three months ended March 31                    2000           1999
DOLLARS IN MILLIONS,
EXCEPT PER SHARE AMOUNTS
-------------------------------------------------------------------
EARNINGS
Net interest income (FTE)(a)           $      1,723    $     1,681
Noninterest income                            2,722          1,558
Noninterest expense                           2,512          1,935
Provision for credit losses                     300            219
Net income                                      957            661
-------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                         $       1.05    $       .70
Diluted earnings                               1.03            .68
Cash dividends declared                         .30            .27
Book value                                    15.93          15.07
-------------------------------------------------------------------
RATIOS
Return on average assets                       1.94%          1.44%
Return on average common equity               26.83          18.92
Total equity to assets (period-end)            7.96           8.00
Tangible common equity to assets               5.61           5.43
Tier 1 risk-based capital ratio                6.66           6.83
Total risk-based capital ratio                11.02          11.24
Leverage ratio                                 6.67           6.99
-------------------------------------------------------------------
AT MARCH 31
Total assets                            $   187,814    $   181,873
Loans and leases                            117,353        116,425
Deposits                                    109,201        116,101
Stockholders' equity                         14,953         14,553
Nonperforming assets                            886            662
===================================================================

(a) The fully taxable equivalent (FTE) adjustment included in net interest income was $15 million and $13 million, respectively, for the three months ended March 31, 2000 and 1999.

     The Corporation recorded net income of $957 million, or $1.03 per diluted share, for the quarter ended March 31, 2000, compared to $661 million, or $.68 per diluted share, in the first quarter of 1999. Return on average assets (ROA) and return on average common equity (ROE) were 1.94% and 26.83%, respectively, for the first quarter of 2000, compared to 1.44% and 18.92%, respectively, for the first quarter of 1999.

     The first quarter of 2000 included a gain of $366 million ($209 million after-tax) resulting from the Corporation's March 24, 2000 divestiture of 90 branches in Connecticut, Massachusetts and Rhode Island and approximately $4 billion each of loans and deposits to Sovereign Bancorp (Sovereign). This divestiture was the first phase of the Corporation's overall divestiture plan, which was agreed to in connection with obtaining regulatory approvals for the BankBoston merger. The Corporation expects to complete the remaining phases of its divestiture plan during the second and third quarters of 2000. The first quarter results also included approximately $100 million ($60 million after-tax) of merger integration costs incurred in connection with integration efforts following the BankBoston merger. These merger integration costs are being expensed as incurred. Since the completion of the merger, the Corporation has incurred cumulative integration costs of approximately $200 million, and expects to incur an additional $100 million of such costs during the remainder of 2000.

     Excluding the divestiture gain and merger integration costs, operating net income for the first quarter of 2000 was $808 million, a 22% increase over net income of $661 million in the first quarter of 1999. This increase was largely the result of strong growth in capital markets and investment services revenue at Robertson Stephens and Quick & Reilly, as well as the Corporation's Principal Investing business.

RESULTS OF OPERATIONS

NET INTEREST INCOME
==================================================================
Three months ended March 31                    2000         1999
FTE basis
IN MILLIONS
------------------------------------------------------------------
Interest income                              $3,461       $3,149
Tax-equivalent adjustment                        15           13
Interest expense                              1,753        1,481
------------------------------------------------------------------
Net interest income                          $1,723       $1,681
==================================================================

     Net interest income increased $42 million in the first quarter of 2000 compared to the same period a year ago, primarily the result of loan growth, particularly domestic leases as a result of the acquisition of Sanwa in February 1999, as well as higher average loan yields. These increases were offset in part by higher rates paid to fund asset growth.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

NET INTEREST MARGIN AND INTEREST RATE SPREAD
===========================================================================
Three months ended March 31              2000                   1999
FTE basis                         Average                 Average
DOLLARS IN MILLIONS               Balance     Rate        Balance   Rate
---------------------------------------------------------------------------
Securities                       $ 24,237     6.50%     $  23,896   6.36%
Loans and leases:
  Domestic                        104,845     8.64        101,543   8.28
  International                    14,805    13.99         13,593  13.46
Due from brokers/dealers            3,922     5.27          3,404   4.41
Mortgages held for sale             1,198     8.08          3,867   6.86
Other                              16,680     5.74          9,901   6.15
---------------------------------------------------------------------------
Total interest earning assets     165,687     8.43        156,204   8.18
---------------------------------------------------------------------------
Deposits                           88,699     4.07         91,875   3.96
Short-term borrowings              25,990     5.63         21,444   4.92
Due to brokers/dealers              5,062     5.39          3,865   4.12
Long-term debt                     25,608     6.65         18,726   6.07
---------------------------------------------------------------------------
Interest bearing liabilities      145,359     4.85        135,910   4.41
---------------------------------------------------------------------------
Interest rate spread                          3.58                  3.77
Interest-free sources of funds     20,328                  20,294
---------------------------------------------------------------------------
Total sources of funds           $165,687     4.25  %    $156,204   3.83 %
---------------------------------------------------------------------------
Net interest margin                           4.18  %               4.35 %
===========================================================================

     The Corporation's net interest margin for the first quarter of 2000 was 4.18%, compared to 4.35% for the first quarter of 1999. The 17 basis point decrease in net interest margin was primarily attributable to a higher level of low-yielding earning assets necessary to support an expanded investment banking operation, partially offset by increased yields on domestic and international loans, primarily commercial loans. During the current quarter, the Corporation maintained approximately $8 billion of low-yielding assets in its Section 20 subsidiary's "matched book" to accommodate regulatory requirements associated with revenue earned by Robertson Stephens. As a result of recent banking reform legislation, which became effective in March 2000, the Corporation is no longer required to maintain the "matched book" and this will, in turn, benefit net interest margin in future periods. Future levels of net interest income and margin will be negatively impacted by the Corporation's divestiture of loans and deposits to Sovereign and various community banks. The first phase of the divestiture, which was completed on March 24, 2000, had minimal impact on first quarter 2000 net interest income and margin. The remaining divestitures are expected to be completed during the second and third quarters of 2000. The Corporation anticipates that annualized net interest income will be reduced by approximately $500 million as a result of the divestitures. Because the divestitures will be completed in phases, their impact on calendar year 2000 net interest income will be only a portion of the annualized estimate.

     Average domestic loans and leases increased $3.3 billion to $104.8 billion for the first quarter of 2000 compared with the first quarter of 1999, primarily driven by increases in both consumer margin loans at Quick & Reilly and leases, the latter a result of the acquisition of Sanwa in February 1999. Average international loans and leases increased $1.2 billion to $14.8 billion due to commercial loan growth, primarily in Argentina. The first quarter 2000 average loan and lease balances were not materially affected by the aforementioned divestiture, since it was completed on March 24, 2000.

     Average mortgages held for resale decreased $2.7 billion compared to the first quarter of 1999, due to lower production volume at Fleet Mortgage caused by a rise in mortgage interest rates. The increase in mortgage rates caused yields on mortgages held for resale to increase 122 basis points.

     Other interest earning assets increased $6.8 billion to $16.7 billion in the first quarter of 2000, primarily as a result of an increase in money market instruments necessary to support an expanded investment banking operation.

     The $3.2 billion decrease in average interest bearing deposits compared to the first quarter of 1999 is primarily attributable to decreased retail and wholesale time deposits, as a result of the Corporation utilizing long-term funding vehicles to fund asset growth. The first quarter 2000 average interest bearing deposit balances were not materially affected by the aforementioned divestiture, since it was completed on March 24, 2000.

     The $4.5 billion increase in average short-term borrowings is mainly attributable to an increase in the availability and use of treasury, tax and loan borrowings.

     Average long-term debt increased $6.9 billion to $25.6 billion for the first quarter of 2000, due primarily to net increases in senior and subordinated debt and bank notes issued throughout 1999 and in the first quarter of 2000 in order to fund acquisitions and overall asset growth. The 58 basis point increase in the funding rate resulted from a rising interest rate environment.

NONINTEREST INCOME
=================================================================
Three months ended March 31                    2000        1999
IN MILLIONS
-----------------------------------------------------------------
Capital markets revenue                      $1,059      $  397
Investment services revenue                     500         356
Banking fees and commissions                    364         350
Credit card revenue                             159         162
Processing-related revenue                      156         154
Gain on branch divestitures                     366           -
Other noninterest income                        118         139
-----------------------------------------------------------------
Total noninterest income                     $2,722      $1,558
=================================================================

     Noninterest income for the first quarter of 2000 increased $1.2 billion to $2.7 billion compared to $1.6 billion for the same period in 1999, an increase of 75%. This increase reflects a significant rise in capital markets and investment services revenue resulting from very strong equity markets and substantial transactional volume, as well as the previously mentioned $366 million gain on branch divestitures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

CAPITAL MARKETS REVENUE
=============================================================
Three months ended March 31                  2000      1999
IN MILLIONS
-------------------------------------------------------------
Principal investing                       $   312     $  74
Underwriting revenue                          256        61
Market-making revenue                         221        91
Advisory fees                                 162        20
Trading profits and commissions                80        53
Foreign exchange revenue                       45        60
Syndication/agency fees                        41        35
Securities losses                             (58)       (2)
Other                                           -         5
-------------------------------------------------------------
Total capital markets revenue              $1,059      $397
=============================================================

     Capital markets revenue showed a significant increase, rising $662 million, or 167%, to $1.1 billion for the first quarter of 2000 compared to $397 million for the first quarter of 1999. This increase was driven by strong principal investing, underwriting and market-making revenue, as well as a significant increase in advisory fees and trading profits and commissions, partially offset by securities losses. The increase in revenues was a result of continued strength in the U.S. capital markets. The Corporation's revenues from its capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. The equity market for Internet and technology stocks has been subject to significant volatility. Thus, the future level of such revenues cannot be predicted with certainty.

     Principal investing revenues rose $238 million, or 322%, to $312 million for the quarter ended March 31, 2000. The growth in revenue resulted from liquidations of direct investments and appreciation in the value of fund investments, reflecting effective investment strategies and continued strength in the equity markets. During the first quarter of 2000, the Corporation made new investments of $544 million. As of March 31, 2000, the Corporation's Principal Investing portfolio had an aggregate carrying value of approximately $4.3 billion. The gross pre-tax unrealized gain on the Corporation's direct investments in public companies was approximately $800 million at March 31, 2000. As of April 30, 2000, this unrealized gain was approximately $300 million. The overall portfolio is composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded. The direct investments in public companies are carried at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income, a component of stockholders' equity.

     Underwriting revenue increased $195 million, or 320%, from $61 million in the first quarter of 1999, to $256 million in the first quarter of 2000, primarily the result of a 194% increase in transactions at Robertson Stephens. Underwriting revenues are affected by the volume and timing of initial public offerings and other transactions. Robertson Stephens' fees earned from underwriting these transactions mainly resulted from the Internet and technology market sectors. During the first quarter of 2000, 103 transactions, primarily initial and follow-on public offerings, were completed, involving an aggregate market value of approximately $40 billion, versus 35 such transactions involving an aggregate market value of approximately $5 billion in the first quarter of 1999.

     The $130 million, or 143%, increase in market-making revenue was a result of market volatility and increased transactional volumes at Quick & Reilly and Robertson Stephens.

     Advisory fees increased $142 million to $162 million for the first quarter of 2000, primarily reflecting an over 130% increase in merger and acquisition (M&A) transactions at Robertson Stephens and an increase in the average fee per transaction. Robertson Stephens' advisory activities were focused mainly in the Internet and technology market sectors. During the quarter, Robertson Stephens advised on 37 M&A transactions involving an aggregate market value of over $26 billion.

     Trading profits and commissions rose $27 million to $80 million for the quarter ended March 31, 2000 compared to $53 million for the quarter ended March 31, 1999, as the Corporation benefited from increased customer demand for investment and risk management products and from short-term movements in market prices.

   The Corporation recognized $58 million of securities losses during the first quarter of 2000, primarily as a result of a repositioning of its bond portfolio.

INVESTMENT SERVICES REVENUE
================================================================
Three months ended March 31                  2000         1999
IN MILLIONS
----------------------------------------------------------------
Brokerage fees and commissions               $262         $137
Investment management revenue                 238          219
----------------------------------------------------------------
Total investment services revenue            $500         $356
================================================================

     Investment services revenue, which includes brokerage fees and commissions as well as investment management revenue, increased $144 million, or 40%, over the first quarter of 1999.

BROKERAGE FEES AND COMMISSIONS

     Brokerage fees and commissions increased $125 million, or 91%, over the first quarter of 1999, driven by the strong equity markets and increased trading volumes on the NASDAQ and NYSE, which benefited the brokerage and clearing units of Quick & Reilly and Robertson Stephens.

INVESTMENT MANAGEMENT REVENUE
================================================================
Three months ended March 31                    2000       1999
IN MILLIONS
----------------------------------------------------------------
Private Clients Group                         $  93      $  93
Retail investments                               37         29
Columbia Management Company                      27         24
Institutional businesses                         38         38
International                                    41         34
Other                                             2          1
----------------------------------------------------------------
Total                                          $238       $219
================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

     Investment management revenue increased 9% in the first quarter of 2000 to $238 million, compared to $219 million for the first quarter of 1999. This improvement was largely driven by increased fees resulting from growth in assets under management, as well as increased sales of mutual funds and annuities, in the Corporation's Retail Investments, Columbia Management and International businesses. Assets under management grew to $131 billion at March 31, 2000 from $122 billion at March 31, 1999.

BANKING FEES AND COMMISSIONS

     Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, increased $14 million to $364 million for the first quarter of 2000, primarily the result of a larger customer base compared to March 31, 1999. Future levels of banking fees and commissions will be negatively impacted by the divestiture of deposits to Sovereign and various community banks during the second and third quarters of 2000. The Corporation anticipates that annualized banking fees and commissions will be reduced by approximately $160 million as a result of the divestitures. Because the divestitures will be completed in phases, their impact on calendar year 2000 banking fees and commissions will be only a portion of the annualized estimate.

CREDIT CARD REVENUE

     Credit card revenue declined $3 million compared to the first quarter of 1999, primarily due to lower securitization income and increased amortization of deferred acquisition costs. These declines were the result of narrower spreads on securitizations, reflecting improving asset quality, and increased marketing activities, respectively.

PROCESSING-RELATED REVENUE
=============================================================
Three months ended March 31                  2000      1999
IN MILLIONS
-------------------------------------------------------------
Mortgage banking revenue, net               $  87     $  91
Student loan servicing fees                    39        34
Other                                          30        29
-------------------------------------------------------------
Total processing-related revenue             $156      $154
=============================================================

     Processing-related revenue increased $2 million compared to the first quarter of 1999, due to increased student loan servicing fees and other processing-related revenue, offset in part by decreased mortgage banking revenue. Net mortgage banking revenue is discussed below. Student loan servicing fees increased $5 million, or 15%, at AFSA Data Corporation (AFSA), the Corporation's student loan servicing subsidiary, as accounts serviced increased approximately 10% from March 31, 1999 to 7.3 million. AFSA is the largest student loan servicer in the United States, with over $66 billion of loans serviced.

MORTGAGE BANKING REVENUE, NET
==============================================================
Three months ended March 31                    2000     1999
IN MILLIONS
--------------------------------------------------------------
Net loan servicing revenue                     $158     $120
Mortgage production revenue                      24       53
Mortgage servicing rights amortization          (95)     (82)
--------------------------------------------------------------
Total mortgage banking revenue, net           $  87    $  91
==============================================================

     Net mortgage banking revenue decreased $4 million compared to the first quarter of 1999, reflecting lower mortgage production revenue and higher mortgage servicing rights (MSRs) amortization, offset in part by increased loan servicing revenue.

     The $38 million increase in loan servicing revenue was attributable to a higher servicing spread on mortgage servicing acquired, as well as a 19% increase in the size of the Corporation's servicing portfolio from March 31, 1999 to approximately $151 billion at March 31, 2000. Mortgage production revenue declined $29 million as a result of lower mortgage production volume, driven by the higher mortgage interest rate environment. MSR amortization increased $13 million compared to the first quarter of 1999, the result of the aforementioned increase in the size of the Corporation's servicing portfolio.

     The Corporation expects to complete the sale of approximately $25 billion of its servicing portfolio during the second quarter of 2000 at close to carrying value.

OTHER

     The $366 million gain on branch divestitures recognized in the first quarter of 2000 resulted from the Corporation's March 24, 2000 divestiture of 90 branches in Connecticut, Massachusetts, and Rhode Island, and approximately $4 billion each of loans and deposits, to Sovereign.

     Other noninterest income declined $21 million to $118 million for the first quarter of 2000, compared to $139 million for the first quarter of 1999. This decrease was primarily the result of a $17 million writedown of lease residuals.

NONINTEREST EXPENSE
====================================================================
Three months ended March 31                        2000       1999
IN MILLIONS
--------------------------------------------------------------------
Employee compensation and benefits               $1,425     $1,016
Occupancy and equipment                             306        269
Intangible asset amortization                        88         86
Legal and other professional                         82         68
Marketing and public relations                       72         61
Printing and mailing                                 43         41
Telephone                                            43         43
Other                                               453        351
--------------------------------------------------------------------
Total noninterest expense                        $2,512     $1,935
====================================================================

     Noninterest expense for the first quarter of 2000 totaled $2.5 billion, compared to $1.9 billion for the same period in 1999. This $577 million, or 30%, increase was due primarily to higher compensation and benefit costs directly attributable to higher levels of revenue, particularly

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

from Robertson Stephens and Quick & Reilly, offset in part by approximately $40 million of incremental cost savings realized as a result of merger integration activities.

     In connection with integration efforts following the BankBoston merger, the Corporation incurred approximately $100 million of merger integration costs during the first quarter of 2000, composed of $18 million of employee compensation and benefits costs, $38 million of occupancy and equipment costs, $10 million of legal and other professional costs, $4 million of marketing and public relations costs, $4 million of printing and mailing costs and $26 million of other costs.

     Employee compensation and benefits costs increased $409 million compared to the first quarter of 1999, due primarily to increased levels of incentive payments in businesses with strong transactional volumes and revenue growth, such as Robertson Stephens and Quick & Reilly, as well as the merger integration costs previously mentioned. The Corporation's compensation and benefits costs, excluding incentive and merger integration costs, grew only 5%, as a result of a portion of the above-mentioned cost savings and employee reductions realized from merger integration activities.

     Occupancy and equipment costs rose $37 million, or 14%, to $306 million for the three months ended March 31, 2000, as a result of the above-mentioned merger integration costs of $38 million.

     Legal and other professional costs, marketing and public relations costs and other noninterest expense all increased compared to the first quarter of 1999, partly the result of $40 million of merger integration costs, offset by a portion of the incremental cost savings discussed above.

     The Corporation expects to achieve total annual cost savings of approximately $600 million as a result of the BankBoston merger integration. The integration process commenced during the fourth quarter of 1999, and major systems conversions are expected to be completed by the end of the third quarter of 2000. The Corporation expects to complete its actions related to achieving these cost savings by the end of 2000, and as of March 31, 2000 had achieved annualized cost savings of approximately $260 million.

     In addition, the Corporation expects to achieve total annual cost savings of approximately $400 million as a result of its divestiture of branches, loans and deposits to Sovereign and various community banks during 2000. These cost savings are expected to primarily benefit the second, third and fourth quarters of 2000. Information with respect to anticipated reductions in annualized revenues as a result of the divestitures is included in the "Net Interest Income" and "Noninterest Income-Banking Fees and Commissions'' sections, included on pages 4 and 6, respectively, of this discussion.

     Because merger integration efforts and the divestitures will proceed throughout 2000, the impact of the resulting cost savings on calendar year 2000 noninterest expense will be only a portion of the annualized estimates. The merger integration and divestiture process could be affected by many factors beyond the control of the Corporation, such as regional and national economic conditions, changes in integration plans and unanticipated changes in business conditions. Thus, the Corporation's ability to achieve its expected cost savings and the periods within which these cost savings may be achieved cannot be predicted with absolute certainty.

INCOME TAXES

     The Corporation recorded income tax expense of $661 million for the first quarter of 2000, compared with $411 million for the same period a year ago. The Corporation's effective tax rate was 40.9% and 38.3% for the first quarters of 2000 and 1999, respectively.

LINE OF BUSINESS INFORMATION

     The Corporation is organized and managed along three lines of business:
Global Banking and Financial Services, Commercial and Retail Banking and the National Consumer Group. For additional information concerning these lines of business, including supporting business units and their products and services, refer to the "Line of Business Information" section of Management's Discussion and Analysis, included on pages 17 through 21 of the Corporation's 1999 Annual Report on Form 10-K. The financial performance of these lines of business is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. In connection with the BankBoston merger, a uniform set of management reporting methodologies was developed and implemented effective January 1, 2000. These new management reporting methodologies include allocation of provision for credit losses, credit loss reserves, funds transfer pricing and equity allocations. The following table presents selected line of business results that reflect this new methodology. Prior periods have been restated to conform to these new methodologies. The information is presented on a fully taxable equivalent basis.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS


LINE OF BUSINESS EARNINGS SUMMARY


===============================================================================================================
Three months ended March 31                      2000        1999       2000       1999     2000        1999
DOLLARS IN MILLIONS                                 Net Income          Total Revenue       Return on Equity
---------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services(a)         $586        $290     $2,281     $1,372       38%         21%
Commercial and Retail Banking                     320         280      1,448      1,387       21          20
National Consumer Group                            50          57        390        437        9          10
All Other                                           1          34        326         43        -           -
---------------------------------------------------------------------------------------------------------------
Total                                            $957        $661     $4,445     $3,239       27%         19%
===============================================================================================================


a) Includes revenue and net income from international operations, principally Argentina and Brazil, of $411 million and $77 million, respectively, for the first quarter of 2000, and $375 million and $61 million, respectively, for the first quarter of 1999.

     During the first quarter of 2000, both Global Banking and Financial Services and Commercial and Retail Banking posted strong increases in earnings and revenues compared to the first quarter of 1999. Improved results in these business units were driven by strong performance in the Corporation's capital markets businesses, continued growth in many of the Corporation's core businesses, and cost savings from successful merger integration efforts. Earnings of the National Consumer Group, which includes the Corporation's credit card lending, mortgage banking and student loan processing businesses, declined from the same quarter a year ago, reflecting the effects of the rising interest rate environment on the mortgage business.

     The following discussion by line of business focuses on the components of each of the three major business lines, and explains results in terms of their underlying businesses.


GLOBAL BANKING AND FINANCIAL SERVICES
========================================================
Three months ended March 31            2000     1999
DOLLARS IN MILLIONS
--------------------------------------------------------
Income statement data:
  Net interest income               $   557  $   489
  Noninterest income                  1,724      883
  Provision                              74       70
  Noninterest expense                 1,233      821
  Taxes                                 388      191
--------------------------------------------------------
Net income                          $   586  $   290
--------------------------------------------------------
Balance sheet data:
  Average assets(a)                 $90,649  $71,653
  Average loans                      48,627   45,899
  Average deposits                   21,030   19,501
--------------------------------------------------------
Return on equity                         38%      21%
========================================================


(a) Includes international average assets of $21 billion and $18 billion for the first quarters of 2000 and 1999, respectively.

     Global Banking and Financial Services includes Investment Services, Corporate and Investment Banking, International Banking and Principal Investing, as well as the Corporation's retail brokerage and investment banking subsidiaries, Quick & Reilly and Robertson Stephens, respectively. This business line earned $586 million in the first quarter of 2000, a 102% increase from the first quarter of 1999. Increased earnings for Global Banking and Financial Services were driven by capital markets and investment services revenues, as well as earnings growth in the international franchise.

Three months ended
March 31              2000   1999    %       2000    1999    %
DOLLARS IN MILLIONS    Net Income  Change   Total Revenue  Change
===================================================================
Principal Investing   $153  $  35   337%   $  288  $   65   343%
Robertson Stephens     119     13   815       638     132   383
Corporate and
  Investment Banking   103     92    12       337     334     1
International Banking   90     69    30       450     411     9
Quick & Reilly          62     47    32       322     213    51
Investment Services     59     34    74       246     217    13
-------------------------------------------------------------------
Total                 $586  $ 290   102%   $2,281  $1,372    66%
===================================================================

     Principal Investing provides startup capital and debt financing to new ventures and selected small business ventures that are predominantly privately or closely held companies. The Principal Investing business earned $153 million in the first quarter of 2000, an increase of 337% over the same quarter last year. Increased earnings were driven by realized gains on sales of investments. Principal Investing earnings are affected by the condition of equity markets, the general state of the economy and the timing of sales. Accordingly, earnings for this unit can fluctuate significantly. For the first quarter of 2000, the aggregate carrying value of the Principal Investing investment portfolio averaged $4.2 billion.

     Robertson Stephens earned $119 million on revenues of $638 million in the first quarter of 2000, compared to net income of $13 million and revenues of $132 million in the first quarter of 1999. Increased earnings were the result of equity underwritings, M&A advisory services and higher trading volumes, focused mainly in the Internet and technology market sectors.

     The Corporate and Investment Banking unit, which includes specialized industry lending, institutional banking and capital markets activities, recorded earnings of $103 million in the first quarter of 2000, an increase of $11 million, or 12%, compared to the first quarter of 1999. Driving these increased earnings were the combination of higher spreads on increased deposit volumes, higher fee revenues, and declining levels of operating expenses in conjunction with lower levels of employees, as merger integration efforts continue.

     The International Banking unit includes operations in Brazil, where the Corporation has a franchise with approximately 64 offices and approximately $8 billion of assets, and Argentina, where the Corporation has a market presence of 139 branches and approximately $10 billion of assets. Compared to the first

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

quarter of 1999, International Banking earnings increased $21 million, or 30%, driven primarily by favorable spreads and increased loan and deposit volumes in key Latin American markets. Average deposit balances grew $1.1 billion during the first quarter, while average loan balances closed the first quarter $1.3 billion ahead of the first quarter of 1999. At March 31, 2000, international mutual fund assets under management totaled $9 billion.

     Quick & Reilly, which offers brokerage, market-making and securities clearing services, earned $62 million in the first quarter of 2000, compared to $47 million in the first quarter of 1999, an increase of $15 million, or 32%. Higher brokerage and market-making revenues, which increased $96 million, or 55%, from the same quarter a year ago, were driven by increased transaction volumes as a result of strong equity markets.

     The Investment Services unit, which includes the Private Clients Group, Columbia Management, the Retail Investments Group and several businesses which offer retirement planning, large institutional asset management and not-for-profit investment services, earned $59 million in the first quarter of 2000, an increase of $25 million, or 74%, compared to the same period in 1999. This performance was generated by increased fees on a higher level of domestic assets under management, which grew by almost $9 billion to approximately $122 billion at March 31, 2000, as well as increased sales of mutual funds and annuities, which grew 10% from the prior year, reflecting the continued strength of financial markets and increasing customer demand for these products.

COMMERCIAL AND RETAIL BANKING
===========================================================
Three months ended March 31           2000          1999
IN MILLIONS
-----------------------------------------------------------
Income statement data:
  Net interest income              $ 1,070       $ 1,017
  Noninterest income                   378           370
  Provision                             89            85
  Noninterest expense                  815           822
  Taxes                                224           200
-----------------------------------------------------------
Net income                         $   320       $   280
-----------------------------------------------------------
Balance sheet data:
  Average assets                   $70,580       $68,435
  Average loans                     60,942        57,078
  Average deposits                  79,393        78,803
-----------------------------------------------------------
Return on equity                        21%           20%
===========================================================

     Commercial and Retail Banking includes domestic retail banking to consumer and small business customers, community development banking, as well as domestic commercial banking operations, which includes middle market lending, asset-based lending, leasing, cash management, trade finance and government banking services. Operating results reflect growth in commercial banking loan and lease portfolios, as well as ongoing changes to retail banking products and distribution channels, and cost savings resulting from merger integration efforts. Earnings for this unit increased $40 million, or 14%, as strong growth in retail banking was accompanied by relatively slower growth in the commercial banking sectors.

Three months ended
March 31              2000   1999    %      2000     1999      %
DOLLARS IN MILLIONS    Net Income  Change   Total Revenue   Change
====================================================================
Retail Distribution   $101  $  79    28%   $ 595   $  559     6%
Commercial Finance      90     98    (8)     279      295    (5)
Commercial Banking      64     54    19      261      244     7
Small Business          54     37    46      230      200    15
Consumer Lending        11     12    (8)      83       89    (7)
--------------------------------------------------------------------
Total                 $320   $280    14%   $1,448  $1,387     4%
====================================================================

     Retail Distribution offers consumer retail services through various delivery channels and includes consumer deposit products and direct banking services. The Corporation distributes consumer retail products and services through a network of branches, ATMs, convenient in-store branches, Internet banking and 24-hour customer call centers. During the first quarter of 2000, Retail Distribution had average deposit balances of $55.7 billion. Retail Distribution earned $101 million, a 28% increase over the first quarter of 1999. Higher earnings were driven by increased spreads on deposits and lower operating expenses related to a lower employee level as a result of merger-related reductions in staff. Core deposit levels declined $852 million, as continued customer migration toward higher-yielding mutual funds was partly offset by the promotion of money market deposit accounts in selected markets.

     Commercial Finance focuses on the asset financing needs of corporate customers. Commercial Finance earned $90 million in the first quarter of 2000, compared to $98 million a year ago, a decrease of 8%. The lower earnings were primarily driven by aggressive credit actions taken against the lease portfolio in the first quarter of 2000, including writedowns of lease residuals.

     Commercial Banking provides traditional middle-market commercial lending, government banking services, trade services, and cash management services to customers generally ranging in size from $10 million to $500 million in annual sales, as well as government banking customers. For the first quarter of 2000, this unit's average loan and deposit balances were $16.6 billion and $9.9 billion, respectively. Commercial Banking earned $64 million in the first quarter of 2000, a 19% increase over the $54 million earned in the first quarter of 1999, primarily reflecting higher loan volumes and successful cost saving initiatives related to the BankBoston merger.

     The Small Business group provides a full range of financial services to businesses with annual sales up to $10 million. The Corporation is widely recognized as the leading small business lender in New England and ranks among the leaders in the Northeast. Earnings for this unit were $54 million for the first quarter of 2000, an increase of 46% over the first quarter a year earlier. Higher deposit spreads and volumes, as well as fee-based revenues, drove increased earnings. Average loan balances were down slightly to $4 billion for the first quarter of 2000, while average deposit balances increased by $749 million compared to the first quarter of 1999, to $11.8 billion for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

the first quarter of 2000.

     Consumer Lending offers a convenient and competitive selection of loan products to consumers. Products and services are delivered through the many types of retail distribution channels available to the Corporation's customers. The Consumer Lending business has $10 billion in consumer loan balances, excluding credit card and residential mortgage products, which are managed as part of the National Consumer Group. The Consumer Lending business earned $11 million in the first quarter of 2000, a reduction of 8% from the prior year. Lower earnings were influenced by a slight decline in loan balances, the result of a strategic decision to exit specific segments of the business.

NATIONAL CONSUMER GROUP
===========================================================
Three months ended March 31           2000          1999
IN MILLIONS
-----------------------------------------------------------
Income statement data:
  Net interest income              $    99       $   143
  Noninterest income                   291           294
  Provision                             82            99
  Noninterest expense                  225           244
  Taxes                                 33            37
-----------------------------------------------------------
Net income                         $    50       $    57
-----------------------------------------------------------
Balance sheet data:
  Average assets                   $13,164       $15,106
  Average loans                      5,088         5,120
  Average deposits                   1,936         2,535
-----------------------------------------------------------
Return on equity                         9%           10%
===========================================================

     The National Consumer Group includes mortgage banking, credit card services and student loan processing.

Three months ended
March 31                2000   1999     %      2000   1999      %
DOLLARS IN MILLIONS      Net Income   Change  Total Revenue   Change
======================================================================
Credit Cards             $30    $29      3%    $261   $283     (8)%
Mortgage Banking          11     21    (48)      77    109    (29)
Student Loan Processing    9      7     29       52     45     16
----------------------------------------------------------------------
Total                    $50    $57    (12)%   $390   $437    (11)%
======================================================================

     The Corporation's credit card subsidiary is the eighth largest credit card company in the nation. Fleet Mortgage, with offices located in 15 states, originated approximately $4.3 billion of loans in the first quarter of 2000 and services a mortgage portfolio of $151 billion and 1.6 million loans. Student loan processing, through the Corporation's AFSA subsidiary, services 7.3 million accounts nationwide and is the largest student loan servicer in the nation, with $66 billion of loans serviced. National Consumer Group earnings decreased 12% from the first quarter of 1999 to $50 million for the three months ended March 31, 2000. Favorable earnings at the credit card unit, which increased $1.6 million, combined with increased earnings at AFSA, were offset by a 48% decline in earnings at Fleet Mortgage. Earnings reductions at Fleet Mortgage were driven by lower production revenues, as average mortgage rates increased to 8.5% for the first quarter of 2000 from 7.1% for the first quarter of 1999.

ALL OTHER

     All Other includes certain transactions not allocable to specific business units, the residual impact of methodology allocations such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of the Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the asset-liability management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units. In the first quarter of 2000, the Corporation recorded a $366 million gain on branch divestitures, which was partially offset by merger integration costs of $100 million and securities losses of $58 million.

FINANCIAL CONDITION

     Total assets were $187.8 billion as of March 31, 2000, a decrease of $2.9 billion from December 31, 1999, reflecting the divestiture of $3.6 billion of loans to Sovereign, offset by growth in domestic loans during the quarter.

     Total loans and leases at March 31, 2000 were $117.4 billion, a decrease of $2.3 billion compared to $119.7 billion at December 31, 1999. This decrease was due mainly to the divestiture of $3.6 billion of loans and leases to Sovereign in March 2000 in connection with the first phase of the Corporation's divestiture plan, offset in part by domestic loan growth, primarily consumer margin and commercial and industrial (C&I) loans.

     Total deposits decreased $5.7 billion to $109.2 billion at March 31, 2000, primarily the result of the divestiture of approximately $4 billion of deposits to Sovereign in March 2000 and a decrease in time deposits.

     Short-term borrowings increased $682 million from December 31, 1999 to March 31, 2000, attributable to the increased availability and use of treasury, tax and loan borrowings, offset in part by decreased federal funds purchased and securities sold under agreements to repurchase.

     The $998 million increase in long-term debt was due to the issuance of $1.9 billion of medium-term floating rate notes, including $1 billion of bank notes, offset by maturities of medium-term notes during the quarter.

     The Corporation's investment securities portfolio plays a significant role in the management of the Corporation's balance sheet, as the liquid nature of the securities portfolio enhances the efficiency of the balance sheet. The amortized cost of securities available for sale decreased $1.6 billion to $21.9 billion at March 31, 2000, compared to $23.4 billion at December 31, 1999. This decrease was due in part to the Corporation's repositioning of its bond portfolio. The valuation of securities available for sale decreased $556 million to a net unrealized gain (pre-tax) position of $136 million at March 31, 2000, primarily the result of unrealized

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS


depreciation in the market value of securities held by the Corporation's Principal Investing business. The net unrealized (pre-tax) gain related to the Principal Investing portfolio amounted to approximately $800 million at March 31, 2000, and $300 million at April 30, 2000.


SECURITIES
=================================================================================================================================
                                                     March 31, 2000             December 31, 1999             March 31, 1999
                                               Amortized         Market      Amortized         Market      Amortized      Market
IN MILLIONS                                         Cost          Value           Cost          Value           Cost       Value
---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies         $  1,438       $  1,388       $  2,282       $  2,196        $ 2,167    $  2,165
  Mortgage-backed securities                      13,221         12,589         14,157         13,567         15,233      15,302
  Other debt securities                            4,471          4,469          4,850          4,853          4,397       4,334
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                        19,130         18,446         21,289         20,616         21,797      21,801
---------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                     1,027          1,847            977          2,342            652         705
  Other equity securities                          1,706          1,706          1,173          1,173            894         894
---------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale          21,863         21,999         23,439         24,131         23,343      23,400
---------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity             1,084          1,084          1,081          1,081          1,494       1,502
---------------------------------------------------------------------------------------------------------------------------------
Total securities                                 $22,947        $23,083        $24,520        $25,212        $24,837     $24,902
=================================================================================================================================


LOANS AND LEASES
==========================================================================
                                      March 31,   Dec. 31,   March 31,
IN MILLIONS                                2000       1999        1999
--------------------------------------------------------------------------
Domestic:
  Commercial and industrial           $  54,711   $ 55,184    $ 55,907
  Commercial real estate                  7,949      7,945       8,365
  Consumer                               29,070     30,885      28,220
  Lease financing                        10,801     10,933      10,102
--------------------------------------------------------------------------
     Total domestic loans and leases    102,531    104,947     102,594
--------------------------------------------------------------------------
International:
  Commercial                             11,760     11,855      11,092
  Consumer                                3,062      2,898       2,739
--------------------------------------------------------------------------
     Total international loans
       and leases                        14,822     14,753      13,831
--------------------------------------------------------------------------
Total loans and leases                 $117,353   $119,700    $116,425
==========================================================================


     The loan and lease portfolio inherently includes credit risk, which is defined as the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract with the Corporation. The Corporation attempts to control such risk through analysis of credit applications, portfolio diversification and ongoing examinations of outstandings and delinquencies. The Corporation strives to identify potential classified assets as early as possible, to take charge-offs promptly based on realistic assessments of probable losses and to maintain an adequate reserve for credit losses.

     Total loans and leases at March 31, 2000 decreased $2.3 billion from December 31, 1999. Domestic loans and leases decreased $2.4 billion, or 2%, due primarily to the aforementioned divestiture of $3.6 billion of loans and leases to Sovereign in March 2000, offset by consumer margin and C&I loan growth. The Corporation's international loan portfolio was relatively flat compared to December 31, 1999, reflecting economic slowdowns in Brazil and Argentina.


CONSUMER LOANS
====================================================================
                           March 31,      Dec. 31,      March 31,
IN MILLIONS                    2000          1999          1999
--------------------------------------------------------------------
Domestic:
  Residential real estate  $  9,519       $10,881       $10,940
  Home equity                 6,547         7,095         6,473
  Credit card                 5,032         5,455         4,233
  Student loans               1,525         1,407         1,504
  Installment/other           6,447         6,047         5,070
--------------------------------------------------------------------
     Total domestic loans    29,070        30,885        28,220
--------------------------------------------------------------------
International                 3,062         2,898         2,739
--------------------------------------------------------------------
Total consumer loans        $32,132       $33,783       $30,959
====================================================================

     Domestic consumer loans decreased $1.8 billion to $29.1 billion at March 31, 2000. This decrease was the result of the divestiture of $1.2 billion of residential mortgage loans and $1.1 billion of other consumer loans to Sovereign in March 2000, as well as the securitization of $750 million of credit card receivables during the quarter. These decreases were offset, in part, by growth in the Corporation's consumer margin loans at Quick & Reilly and growth in the credit card portfolio.

CROSS-BORDER OUTSTANDINGS

     In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At March 31, 2000, total cross-border outstandings were $12.7 billion, compared with $12.9 billion at December 31, 1999, which included $5.9 billion and $6.4 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to the Corporation's cross-border outstandings is included on pages 23 and 24 of its 1999 Annual Report on Form 10-K.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS


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

     The following table details by country the Corporation's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at March 31, 2000 and December 31, 1999.


SIGNIFICANT CROSS-BORDER OUTSTANDINGS(a)(b)
=============================================================
                                    March 31,      Dec. 31,
DOLLARS IN MILLIONS                  2000 (c)      1999(c)
-------------------------------------------------------------
Argentina:
   Banks                              $   410      $   405
   Government entities and agencies     1,210        1,470
   Other                                  720          795
-------------------------------------------------------------
Total                                 $ 2,340      $ 2,670
-------------------------------------------------------------
Percentage of total assets                1.2%         1.4%
-------------------------------------------------------------
Commitments(d)                        $    11      $    12
-------------------------------------------------------------
Brazil:
   Banks                              $   135      $   170
   Government entities and agencies     1,420        1,540
   Other                                  320          210
-------------------------------------------------------------
Total                                 $ 1,875      $ 1,920
-------------------------------------------------------------
Percentage of total assets                1.0%         1.0%
-------------------------------------------------------------
Commitments(d)                        $    35      $    30
=============================================================


(a) Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives.

(b) Excluded from cross-border outstandings are local country claims funded by non-local country obligations where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country (such outstandings were $2.2 billion and $2.7 billion at March 31, 2000 and December 31, 1999, respectively); and claims reallocated as a result of external guarantees, cash collateral and insurance contracts primarily issued by U.S. government agencies.

(c) Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at March 31, 2000 and December 31, 1999 were approximately as follows: March 31, 2000-United Kingdom-$1.4 billion, and December 31, 1999-none.

(d) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.

NONPERFORMING ASSETS(a)
================================================================================
IN MILLIONS                                       C&I     CRE  Consumer    Total
--------------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90 days past due
      Domestic                                   $360     $  2     $ 11     $373
      International                                --        2       --        2
  Noncurrent
      Domestic                                    169       15       65      249
      International                                94       42       81      217
  Other real estate owned (OREO)
      Domestic                                      1       17       11       29
      International                                --       12        4       16
--------------------------------------------------------------------------------
Total NPAs-Domestic                               530       34       87      651
Total NPAs-International                           94       56       85      235
--------------------------------------------------------------------------------
Total NPAs, March 31, 2000                       $624     $ 90     $172     $886
--------------------------------------------------------------------------------
NPAs, December 31, 1999:
Total NPAs-Domestic                              $436     $ 46     $ 99     $581
Total NPAs-International                           96       61      103      260
--------------------------------------------------------------------------------
Total NPAs, December 31, 1999                    $532     $107     $202     $841
--------------------------------------------------------------------------------
NPAs, March 31, 1999:
Total NPAs-Domestic                              $280     $ 61     $125     $466
Total NPAs-International                           77        1      118      196
--------------------------------------------------------------------------------
Total NPAs, March 31, 1999                       $357     $ 62     $243     $662
================================================================================

(a) NPAs do not include loans greater than 90 days past due and still accruing interest ($293 million, $320 million and $291 million at March 31, 2000, December 31, 1999 and March 31, 1999, respectively). Included in the 90 days past due and still accruing interest amounts were $213 million, $251 million and $228 million of consumer loans at March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

   Nonperforming assets (NPAs) at March 31, 2000 increased $45 million to $886 million when compared with December 31, 1999. The rise in NPAs was due primarily to additions to domestic C&I nonperforming loans (NPLs), offset in part by $73 million of NPLs reclassified to assets held for sale by accelerated disposition during the quarter. NPAs at March 31, 2000, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .75% and .47%, respectively, compared to .70% and .44%, respectively, at December 31, 1999.

   Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

   The following table sets forth the status of impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status:


IMPAIRED LOANS
=================================================================
                                            March 31,  Dec. 31,
IN MILLIONS                                     2000      1999
-----------------------------------------------------------------
Impaired loans with a reserve                   $506     $512
Impaired loans without a reserve                 141       60
-----------------------------------------------------------------
Total impaired loans                            $647     $572
-----------------------------------------------------------------
Reserve for impaired loans (a)                  $209     $163
-----------------------------------------------------------------
Quarterly average balance of impaired loans     $636     $524
=================================================================

(a) The reserve for impaired loans is part of the Corporation's overall reserve for credit losses.

   Substantially all of the impaired loans presented above were on nonaccrual status and the amount of interest income recognized on impaired loans was not significant. The Corporation had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

   At March 31, 2000 and December 31, 1999, the Corporation had assets held for sale by accelerated disposition with a net carrying value of $498 million and $370 million, respectively, of which approximately $320 million and $130 million, respectively, were nonperforming. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are included in other assets in the Corporation's consolidated balance sheet.

RESERVE FOR CREDIT LOSSES ACTIVITY
==============================================================================
Three months ended March 31                                 2000        1999
DOLLARS IN MILLIONS
------------------------------------------------------------------------------
Balance at beginning of year                             $ 2,488     $ 2,306
Loans charged off                                           (324)       (270)
Recoveries of loans charged off                               49          54
------------------------------------------------------------------------------
    Net charge-offs                                         (275)       (216)
Provision for credit losses                                  300         219
Acquisitions/Other                                           (36)        172
------------------------------------------------------------------------------
Balance at end of period                                 $ 2,477     $ 2,481
------------------------------------------------------------------------------
Ratios of net charge-offs to average loans                   .92%        .76%
------------------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                          2.11        2.13
------------------------------------------------------------------------------
Ratios of reserve for credit losses to period-end NPLs       295         397
==============================================================================

     The Corporation's reserve for credit losses at March 31, 2000 was essentially unchanged compared to March 31, 1999, and decreased slightly from December 31, 1999. This decrease was a result of the transfer of reserves related to the divestiture of loans to Sovereign as well as reserves related to loans transferred to assets held for sale by accelerated disposition, partially offset by the provision for credit losses exceeding net charge-offs by $25 million. The provision for credit losses for the first quarter of 2000 was $300 million, $81 million higher than the prior year's first quarter. Further information with respect to the Corporation's reserve for credit losses is included on pages 25-27 of its 1999 Annual Report on Form 10-K.

ASSET-LIABILITY MANAGEMENT

   The goal of asset-liability management is the prudent control of market risk, liquidity and capital. Asset-liability management is governed by policies reviewed and approved annually by the Corporation's Board of Directors (the Board). The Board delegates responsibility for asset-liability management to the corporate Asset, Liability and Capital Committee (ALCCO). ALCCO sets strategic directives that guide the day-to-day asset-liability management activities of the Corporation and approves all major market risk, liquidity, and capital management programs.

MARKET RISK

   Market risk is defined as the sensitivity of income to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. As discussed below, the Corporation is exposed to market risk in both its non-trading and trading activities. Further information with respect to the Corporation's asset-liability management and related policies, including its management of market risk, is included on pages 27-34 of its 1999 Annual Report on Form 10-K.

NON-TRADING ACTIVITIES

U.S. DOLLAR DENOMINATED RISK

   U.S. dollar denominated assets and liabilities comprised the majority of the Corporation's balance sheet. Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk is defined as the sensitivity of income or financial condition to variations in interest rates. This risk arises directly from the Corporation's core banking activities - lending, deposit gathering and loan servicing.

   A major component of the Corporation's non-trading interest rate risk is the exposure of net interest income to differences in the maturity and repricing characteristics of the Corporation's core banking assets and liabilities - loans and deposits. The Corporation manages this risk using both on-balance sheet instruments, mainly fixed-rate portfolio securities, and off-balance sheet instruments, mainly interest rate swaps.

   A second major component of non-trading interest rate risk is the sensitivity of MSRs to prepayments. A decline in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR asset. To mitigate this risk, the Corporation uses a variety of risk management instruments, including futures contracts, interest rate swaps and options, and swaps linked to mortgage assets, such as "principal only" (P.O.) securities.

   The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The base scenario, intended to reflect market consensus, currently envisions gradual Federal Reserve Board tightening.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

The limit relates to the impact of an immediate increase or decrease in the forecasted interest rates. The Corporation was in compliance with this limit at March 31, 2000. The following table reflects the estimated exposure of the Corporation's net interest income for the next 12 months due to an immediate shift in forecasted interest rates.

                         ESTIMATED EXPOSURE TO
   RATE CHANGE            NET INTEREST INCOME
  (BASIS POINTS)             (IN MILLIONS)
------------------------------------------------------
                    March 31, 2000     Dec. 31, 1999
------------------------------------------------------
       +200             $(77)             $(58)
       -200               26               (12)
======================================================

   Management believes that the exposure of the Corporation's net interest income to gradual and/or modest changes in interest rates, such as tightening by the Federal Reserve Board currently built into the base forecast scenario, is relatively insignificant. As indicated, an immediate 200 basis point increase in interest rates would tend to reduce net interest income, but by an amount that is well within corporate limits.

   The Corporation also performs valuation analysis, which involves projecting future cash flows from the Corporation's assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows.
The Corporation's "Economic Value of Equity" (EVE) is the estimated net present value of these discounted cash flows.

  The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. The Corporation was in compliance with this limit at March 31, 2000. The following table reflects the Corporation's estimated EVE assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular the sensitivity of hedged MSRs, to changes in interest rates can be nonlinear. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a shift in interest rates would have a much more modest impact, due partly to anticipated hedge activity.

                          ESTIMATED EXPOSURE TO
   RATE CHANGE                ECONOMIC VALUE
  (BASIS POINTS)              (IN MILLIONS)
---------------------------------------------------------
                    March 31, 2000        Dec. 31, 1999
---------------------------------------------------------
       +200             $(509)               $   118
       +100              (256)                    65
       -100                75                   (539)
       -200              (485)                (1,457)
=========================================================

   Estimated exposures are more modest and more balanced than at December 31, 1999. In particular, there is reduced exposure to a sharp decline in interest rates. The change in the risk profile was largely related to two factors: first, the sale of mortgage securities and loans and second, the addition of interest rate swaps. Swaps were added to offset the sales of mortgage assets, which reduced exposure to mortgage prepayments. Swaps were also added to reduce the remaining exposure of net interest income and economic value to any possible future decline in interest rates.

   Off-balance sheet interest rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest rate risk management instruments is recorded as an adjustment to net interest income. As of March 31, 2000, the Corporation had net deferred income of approximately $15 million relating to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest rate contracts of approximately 8 years.

   The derivative instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During the first quarter of 2000, net hedge losses of $13 million were deferred and recorded as adjustments to the carrying value of the MSRs and related hedges. At March 31, 2000, the carrying value and fair value of the Corporation's MSRs were $3.4 billion and $3.6 billion, respectively.

   In connection with the Corporation's management of its MSR hedge program, the Corporation terminated (in notional amounts) $17 billion of interest rate floor and option on swap agreements and $2 billion of Treasury and futures options, and added $4 billion and $2 billion of interest rate floor and option on swap agreements and Treasury and futures options, respectively, during the first quarter of 2000. Additionally, the Corporation added $1 billion of swap contracts, and terminated $2 billion of interest rate caps and $2 billion of swap contracts during the first quarter of 2000.

NON-U.S. DOLLAR DENOMINATED RISK

   The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. At March 31, 2000 and December 31, 1999, the Corporation's exposure to interest rate risk in its Latin American operations was not significant.

   With respect to foreign exchange rate risk, when deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of movements in currency and interest rates. The Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

takes currency positions by funding local currency assets with dollars or by funding dollar assets with local currency liabilities. Currency positions expose the Corporation to gains or losses that depend on the relationship between currency price movements and interest rate differentials. These positions are subject to limits established by ALCCO. The majority of the Corporation's non-trading foreign exchange risk is generated by its operations in Argentina and Brazil. The following table represents the Corporation's currency positions in Argentina and Brazil at March 31, 2000 and December 31, 1999, respectively.

CURRENCY POSITIONS
                            March 31, 2000          Dec. 31, 1999
                        Quarter-    Quarterly    Quarter-    Quarterly
IN MILLIONS                 End      Average        End       Average
======================================================================
Argentina(a)               $399        $363         $297        $333
Brazil(b)                    18          11           35          19
======================================================================

(a) Positions represent local currency assets funded by U.S. dollars for both periods presented.

(b) March 31, 2000 quarterly average position represents dollar assets funded by local currency liabilities; March 31, 2000 quarter-end and December 31, 1999 positions represent local currency assets funded by U.S. dollars.

   To date, the Corporation's currency positions have been liquid in nature, and management has been able to close and re-open these positions as necessary.

   The following table summarizes the Corporation's notional amounts and fair values of interest rate and foreign exchange derivatives included in its asset-liability management portfolio discussed earlier.

RISK MANAGEMENT INSTRUMENTS
===================================================================================================================================
                                                                                            Weighted
                                                                Assets-                      Average          Weighted Average
March 31, 2000                                        Notional  Liabilities                 Maturity    Fair        Rate
DOLLARS IN MILLIONS                                      Value  Hedged                       (Years)   Value  Receive      Pay
===================================================================================================================================
DOMESTIC INTEREST RATE RISK MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/pay variable                           $16,572  Variable-rate loans
                                                           200  Securities
                                                           769  Fixed-rate deposits
                                                            55  Short-term debt
                                                         5,312  Long-term debt
                                                    -----------
                                                        22,908                                   3.8   $(417)    6.53%    6.46 %
                                                    -----------
  Pay fixed/receive variable                                 7  Fixed-rate loans
                                                    -----------
                                                             7                                   3.9       -     5.95     7.45
                                                    -----------
  Basis swaps                                              108  Securities
                                                            12  Variable rate loans
                                                           350  Long-term debt
                                                            50  Short-term debt
                                                    -----------
                                                           520                                   1.2     (15)    6.00     6.20
------------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk management
   instruments                                          23,435                                   3.7    (432)    6.52     6.45
------------------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL INTEREST RATE RISK MANAGEMENT
   INSTRUMENTS
  Interest rate swaps                                      936  Short-term assets and liabilities .4      (7)       -(a)     -  (a)
  Futures                                                1,318  Short-term assets and liabilities .4       -        -        -
------------------------------------------------------------------------------------------------------------------------------------
  Total international interest rate risk management
  instruments                                            2,254                                    .4      (7)       -        -
------------------------------------------------------------------------------------------------------------------------------------


Total hedges of net interest income                    $25,689                                   3.4   $(439)    6.52     6.45
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT INSTRUMENTS
Swaps:
  Interest rate, P.O., and MBS swaps                   $ 4,221  MSRs                             2.5   $ (91)    6.49%    6.28 %
Futures                                                    190  MSRs                              .2       -        -        -
Options:
  Interest rate floors and options on swaps             19,285  MSRs                             4.2     196        -(b)     -  (b)
  Interest rate caps                                     9,400  MSRs                             4.2     197        -(b)     -  (b)
  Treasury and futures options                             200  MSRs                              .1       -        -        -
------------------------------------------------------------------------------------------------------------------------------------
  Total options                                         28,885                                   4.2     393        -        -
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights              $33,296                                   3.9   $ 302     6.49%    6.28 %
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE RISK MANAGEMENT INSTRUMENTS
  Swaps                                                $ 5,299  Foreign currency denominated      .7   $ (97)       -        -
                                                                  assets and liabilities
  Spot and forward contracts                               422  Foreign currency denominated      .2      13        -        -
                                                                  assets and liabilities
  Futures                                                1,531  Foreign currency denominated      .2       -        -        -
                                                                  assets and liabilities
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                       $ 7,252                                    .6   $ (84)       -        -
------------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments                      $66,237                                   3.4   $(221)    6.51%    6.43 %
===================================================================================================================================

(a) These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.

(b) The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps, have weighted average strike rates of 5.51% and 6.96%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TRADING ACTIVITIES

   The Corporation's trading activities create exposure to price risk, or the risk of loss of earnings arising from adverse changes in the value of trading portfolios of financial instruments. The Corporation's price risk arises from market-making, dealing and position-taking in interest rate, currency exchange rate, equity and precious metals markets.

   This exposure mainly arises in the normal course of the Corporation's business as a financial intermediary. The Corporation enters into interest rate, currency exchange rate and precious metals contracts primarily to satisfy the investment and risk management needs of its customers. Equity positions result mainly from the Corporation's market-making and underwriting activities.

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

   The following chart presents the aggregate daily trading-related revenues, in millions of dollars, that resulted from the Corporation's combined trading activities.

                 [GRAPHIC OMITTED
BAR CHART REPRESENTATION OF DAILY TRADING-RELATED REVENUES
          FOR THE FIRST QUARTER OF 2000]

               Revenues          Number
            (IN MILLIONS)        of Days
           ---------------      --------
             $(1) - $0              1
              $0 - $1               4
              $1 - $3               3
              $3 - $5               9
              $5 - $7              13
              $7 - $9              12
              $9 - $11              9
             $11 - $13              8
             $13 - $15              4
             $15 - $17             --
               > $17                2


   Trading-related revenues presented above include trading profits and commissions, foreign exchange revenue and market-making revenue, all components of capital markets revenue, as well as net interest income from these trading positions. During the first quarter of 2000, daily trading-related revenues ranged from losses of $.3 million to profits of $18.3 million. The Corporation has implemented a price risk management process to limit the volatility of these daily earnings results.

   The Corporation uses a Value-at-Risk (VAR) methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in its trading activities. The system draws on historical and current market data to estimate potential market volatility, and measures the risk to earnings at a 99% confidence level, which means that the Corporation expects daily results to exceed the potential loss as calculated by VAR only occasionally (i.e., no more than one time for at least 100 trading days). The VAR methodology requires a number of other key assumptions, including those related to the holding period, the impact of cross-correlations, and the treatment of event risk.

   The Corporation's aggregate daily exposure averaged $43 million during the first quarter of 2000, compared to $37 million during the first quarter of 1999. At March 31, 2000, total VAR usage measured $45 million, well within the $88 million risk limit. These calculations do not take into account the potential diversification benefits of positions taken across different trading businesses.

   The table below presents the Corporation's average exposure with respect to its aggregate trading portfolio:

VALUE-AT-RISK (VAR)
========================================================================
IN MILLIONS                          Average        High          Low
------------------------------------------------------------------------
Quarter ended March 31, 2000             $43         $49          $38
Quarter ended March 31, 1999              37          48           30
Quarter ended December 31, 1999           36          56           27
Year ended December 31, 1999              38          56           27
========================================================================

   During the first quarter of 2000, the majority of the price risk in the Corporation's trading activities arose from interest rate and equity components. Interest rate risk, which includes directional and spread components, increased to an average of $22 million, or approximately 50% of aggregate average VAR. Interest rate risk arises primarily from trading activity in the domestic high yield market and the Argentine and Brazilian sovereign and high-end corporate bond markets.

   The contribution to the Corporation's aggregate average VAR from equity trading activities in the Robertson Stephens and Quick & Reilly units during the first quarter of 2000 was $15 million, or approximately 35% of aggregate average VAR. The individual activities that generate most of this equities risk include the third largest NYSE specialist firm, NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

   Foreign exchange risk remained moderate throughout the first quarter of 2000 at an average of $6 million, or approximately 14% of aggregate average VAR. The majority of foreign exchange risk arises from the Corporation's Argentine and Brazilian operations. Commodity risk associated with a small trading activity that supports a precious metals lending business remained modest during the first quarter of 2000.

   The following table presents the Corporation's aggregate average VAR by risk type for the periods indicated. Average VAR for commodity risk was not significant for the periods presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS


VAR BY RISK TYPE
===========================================================
               March 31, 2000    Dec. 31, 1999
                    Quarterly        Quarterly        1999
IN MILLIONS           Average          Average     Average
-----------------------------------------------------------
Interest rate risk        $22              $19         $19
Equity risk                15               10          12
Foreign exchange risk       6                7           7
-----------------------------------------------------------
Aggregate price risk      $43              $36         $38
===========================================================

   The Corporation's independent Market Risk Management function routinely validates the Corporation's measurement framework by conducting backtests, which compare the actual daily trading-related revenues against the estimated VAR with a one-day holding period. The graph below presents this comparison for the most recent 12 months. No daily aggregate trading losses exceeded the one-day aggregate VAR measure associated with that date, which compares favorably with the Corporation's expectation for 3 such breaches.

                   [GRAPHIC OMITTED]
LINE GRAPH REPRESENTATION OF DAILY TRADING-RELATED REVENUES AND
        VAR MEASURES WITH A ONE-DAY HOLDING PERIOD
        FOR THE 12 MONTHS ENDED MARCH 31, 2000]

   The daily trading-related revenues include daily trading profits and commissions and foreign exchange revenues, as well as daily trading-related net interest income. During the 12 months ended March 31, 2000, the daily trading-related revenues ranged from losses of $2.7 million per day to profits of $18.4 million per day. VAR includes all trading portfolios and the foreign exchange portfolio. During the 12 months ended March 31, 2000, VAR with a one-day holding period ranged from $18 million per day to $40 million per day.

   In addition to the VAR framework, the Corporation employs other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing employs a VAR calculation based on a ten standard deviation change in the prices of underlying risk factors. Scenario analyses apply actual market conditions experienced in the past against current positions.

   While the VAR framework and the additional risk measurement tools effectively ensure that exposures remain within the Corporation's expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

TRADING INSTRUMENTS WITH OFF-BALANCE SHEET RISK

   Derivatives not used for asset-liability management are included in the derivative trading portfolio, and principally relate to providing risk management products to the Corporation's customers.

   The following table represents the notional, or contractual, amount of the Corporation's off-balance sheet interest rate, foreign exchange and equity trading instruments and related credit exposure at March 31, 2000:

==============================================================
                                  Contract or
March 31, 2000                      Notional       Credit
IN MILLIONS                          Amount       Exposure
--------------------------------------------------------------
Interest rate contracts             $144,106       $   768
Foreign exchange contracts            73,287         1,657
Equity contracts                       2,822           460
==============================================================

   All of the Corporation's trading positions are carried at fair value, with realized and unrealized gains and losses reflected in trading profits and commissions, a component of capital markets revenue.

   Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit exposure is significantly less. The amount of credit exposure can be estimated by calculating the cost to replace, on a present value basis and at current market rates, all profitable contracts outstanding at period-end. Credit exposure relates to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. To manage its level of credit exposure, the Corporation deals with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into netting agreements whenever possible.

   The amounts disclosed below represent the end-of-period fair values of derivative financial instruments held or issued for trading purposes and the quarterly average aggregate fair values for those instruments:

FAIR VALUES AND AVERAGE FAIR VALUES OF TRADING
INSTRUMENTS
===============================================================
                                    Fair Value       Average
March 31, 2000                      (Carrying          Fair
IN MILLIONS                          Amount)          Value
---------------------------------------------------------------
Interest rate contracts:
  Assets                            $   768          $ 1,227
  Liabilities                          (801)          (1,135)
Foreign exchange contracts:
  Assets                            $ 1,657          $ 1,752
  Liabilities                        (1,645)          (1,698)
Equity contracts:
  Assets                            $   460          $   431
  Liabilities                          (308)            (232)
===============================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

LIQUIDITY RISK

   The objective of liquidity risk management is to assure the ability of the Corporation and its subsidiaries to meet their financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. Further information with respect to the Corporation's liquidity risk management is included on page 35 of its 1999 Annual Report on Form 10-K.

   The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, committed lines of credit and access to the money and capital markets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings. The Corporation's subsidiaries rely on cash flows from operations, core deposits, borrowings, short-term high-quality liquid assets, and, in the case of non-banking subsidiaries, funds from the parent company. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion bank note program. Another important source of bank funding is the securitization market. Additionally, the Corporation and its banking subsidiaries have access to the Euro market under a $3 billion Euro note program.

   At March 31, 2000, the Corporation's parent company had commercial paper outstanding of $1.4 billion, compared with $1.6 billion at December 31, 1999. The Corporation's parent company had excess funds at March 31, 2000 of $603 million compared to $1.5 billion at December 31, 1999. The Corporation has backup lines of credit totaling $1 billion to ensure funding is not interrupted if commercial paper is not available. At March 31, 2000 and December 31, 1999, the Corporation had no outstanding balances under these lines of credit.

     The parent company currently has $1 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a currently effective shelf registration filed with the Securities and Exchange Commission (the SEC). Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

CAPITAL

CAPITAL RATIOS
=======================================================================
                                    March 31,  Dec. 31,    March 31,
                                      2000       1999         1999
-----------------------------------------------------------------------
Risk-adjusted assets
  (in millions)                     $194,594   $189,488     $183,403
Tier 1 risk-based capital ratio
  (4% minimum)                          6.66%      6.82%        6.83%
Total risk-based capital ratio
  (8% minimum)                         11.02      11.50        11.24
Leverage ratio(a)                       6.67       6.81         6.99
Common equity-to-assets
   ratio                                7.66       7.66         7.62
Total equity-to-assets ratio            7.96       8.03         8.00
Tangible common equity-
  to-assets ratio                       5.61       5.60         5.43
Tangible common equity-to-
  managed assets ratio                  5.21       5.20         5.05
Tangible total equity-to-
  assets ratio                          5.91       5.97         5.82
=======================================================================
(a) The Corporation was subject to a 3% minimum at March 31, 2000 and December 31, 1999, and a 4% minimum at March 31, 1999.

   At March 31, 2000, the Corporation exceeded all regulatory required minimum capital ratios, as the Corporation's Tier 1 and Total risk-based capital ratios were 6.66 percent and 11.02 percent, respectively, compared with 6.82 percent and 11.50 percent, respectively, at December 31, 1999. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 6.67 percent at March 31, 2000 compared with 6.81 percent at December 31, 1999.

   On April 30, 2000, the Corporation called for redemption $186 million of floating-rate subordinated notes due 2001, and will redeem these notes on May 31, 2000. On April 18, 2000, the Corporation's Board approved a plan to repurchase up to $2 billion of the Corporation's common stock from time to time, as market conditions permit. On January 15, 2000, the Corporation redeemed all of the outstanding shares of its 9.35% cumulative preferred stock at its aggregate carrying value of $125 million.

FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties, including, but not limited to, changes in general political and economic conditions, either domestically or internationally or in the states in which the Corporation conducts its business; interest rate and currency fluctuations; competitive product and pricing pressures within the Corporation's market; equity and bond market fluctuations and perceptions; the level of personal and corporate customers' bankruptcies; inflation; technological changes, including the impact of the Internet; lower than expected cost savings or higher than expected costs associated with acquisitions and integrations of acquired

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIION AND RESULTS OF OPERATIONS

businesses, including the BankBoston merger; greater than expected negative impact of required divestitures completed or to be completed in connection with the BankBoston merger; adverse legislation or regulatory developments affecting the businesses in which the Corporation is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the SEC.

RECENT ACCOUNTING DEVELOPMENTS

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

   The Corporation intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this Standard may cause volatility in both the income statement as well as the equity section of the balance sheet. The impact of this Standard cannot be currently estimated and will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Corporation as of January 1, 2001.

                            FLEETBOSTON FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (unaudited)

================================================================================
Three months ended March 31                                  2000         1999
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS
-------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans and leases                     $2,794       $2,593
 Interest on securities and trading assets                    435          402
 Other                                                        232          154
-------------------------------------------------------------------------------
   Total interest income                                    3,461        3,149
-------------------------------------------------------------------------------
Interest expense:
 Deposits of domestic offices                                 601          612
 Deposits of international offices                            297          285
 Short-term borrowings                                        363          260
 Long-term debt                                               424          285
 Other                                                         68           39
-------------------------------------------------------------------------------
    Total interest expense                                  1,753        1,481
-------------------------------------------------------------------------------
Net interest income                                         1,708        1,668
-------------------------------------------------------------------------------
Provision for credit losses                                   300          219
-------------------------------------------------------------------------------
Net interest income after provision for credit losses       1,408        1,449
-------------------------------------------------------------------------------
Noninterest income:
 Capital markets revenue                                    1,059          397
 Investment services revenue                                  500          356
 Banking fees and commissions                                 364          350
 Credit card revenue                                          159          162
 Processing-related revenue                                   156          154
 Gain on branch divestitures                                  366            -
 Other                                                        118          139
-------------------------------------------------------------------------------
    Total noninterest income                                2,722        1,558
-------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                         1,425        1,016
 Occupancy                                                    160          139
 Equipment                                                    146          130
 Intangible asset amortization                                 88           86
 Legal and other professional                                  82           68
 Marketing and public relations                                72           61
 Other                                                        539          435
-------------------------------------------------------------------------------
    Total noninterest expense                               2,512        1,935
-------------------------------------------------------------------------------
Income before income taxes                                  1,618        1,072
Applicable income taxes                                       661          411
-------------------------------------------------------------------------------
Net income                                                $   957       $ 661
================================================================================

Diluted weighted average common shares outstanding          919.7        942.1
(in millions)
Net income applicable to common shares                      $ 947        $ 645
Basic earnings per share                                     1.05          .70
Diluted earnings per share                                   1.03          .68
Dividends declared                                            .30          .27
================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FLEETBOSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

===================================================================================
                                                             March 31,  December 31,
DOLLARS IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS           2000        1999
-----------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits             $ 8,901    $10,627
Federal funds sold and securities purchased under
 agreements to resell                                            3,177      2,353
Trading assets                                                   8,020      7,849
Securities (market value: $23,083 and $25,212)                  23,083     25,212
Loans and leases                                               117,353    119,700
Reserve for credit losses                                      (2,477)     (2,488)
-----------------------------------------------------------------------------------
Net loans and leases                                           114,876    117,212
-----------------------------------------------------------------------------------
Due from brokers/dealers                                         4,252      3,003
Mortgages held for resale                                          904      1,244
Premises and equipment                                           2,742      2,794
Mortgage servicing rights                                        3,365      3,325
Intangible assets                                                4,087      4,164
Other assets                                                    14,407     12,909
-----------------------------------------------------------------------------------
Total assets                                                  $187,814   $190,692
===================================================================================
LIABILITIES
Deposits:
  Domestic:
    Noninterest bearing                                        $24,921    $24,773
    Interest bearing                                            67,023     73,428
  International:
    Noninterest bearing                                          1,486      1,532
    Interest bearing                                            15,771     15,163
-----------------------------------------------------------------------------------
     Total deposits                                            109,201    114,896
-----------------------------------------------------------------------------------
Federal funds purchased and securities sold under
 agreements to repurchase                                        6,810      9,529
Other short-term borrowings                                     11,978      8,577
Trading liabilities                                              3,329      3,807
Due to brokers/dealers                                           5,561      4,468
Long-term debt                                                  26,347     25,349
Accrued expenses and other liabilities                           9,635      8,759
-----------------------------------------------------------------------------------
     Total liabilities                                         172,861    175,385
-----------------------------------------------------------------------------------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock                                                    566        691
Common stock, par value $.01 (917,536,415 shares issued in
 2000 and 917,061,055 shares issued in 1999)                         9          9
Common surplus                                                   4,148      4,150
Retained earnings                                               10,797     10,129
Accumulated other comprehensive income                              56        387
Treasury stock, at cost (14,623,135 shares in 2000 and
 1,401,453 shares in 1999)                                        (623)       (59)
-----------------------------------------------------------------------------------
     Total stockholders' equity                                 14,953     15,307
-----------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $187,814   $190,692
===================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         FLEETBOSTON FINANCIAL CORPORATION
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (unaudited)

===================================================================================================================
                                                                                    Accumulated
                                                                                          Other
Three months ended March 31             Preferred   Common    Common    Retained   Comprehensive   Treasury
DOLLARS IN MILLIONS, EXCEPT                Stock     Stock    Surplus   Earnings         Income      Stock    Total
 PER SHARE AMOUNTS
-------------------------------------------------------------------------------------------------------------------
1999
Balance at December 31, 1998               $ 691     $ 9      $4,706     $9,210          $  95      $(507)  $14,204
Net income                                                                  661                                 661
Other comprehensive income, net of tax:
  Adjustment to unrealized
   gain on securities available
   for sale, net of taxes                                                                  (74)
  Change in translation adjustment                                                           -
                                                                                    ----------
    Other comprehensive income                                                             (74)                 (74)
                                                                                                            --------
Total comprehensive income                                                                                      587
Cash dividends declared on common stock
  ($.27 per share)                                                         (154)                               (154)
Cash dividends declared by
  pooled company prior to merger                                            (95)                                (95)
Cash dividends declared on
  preferred stock                                                           (13)                                (13)
Common stock issued in connection with
  dividend reinvestment and employee
  benefit plans                                                   (6)       (46)                      103        51
Treasury stock purchased                                                                              (24)      (24)
Other, net                                                         1                                   (4)       (3)
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $ 691     $ 9      $4,701     $9,563          $  21     $ (432)  $14,553
--------------------------------------------------------------------------------------------------------------------

2000
Balance at December 31, 1999               $ 691     $ 9      $4,150    $10,129          $ 387      $ (59)  $15,307
Net income                                                                  957                                 957
Other comprehensive income, net of tax:
  Adjustment to unrealized
    gain on securities available
    for sale, net of taxes                                                               (331)
  Change in translation adjustment                                                           -
                                                                                     ----------
    Other comprehensive income                                                            (331)                (331)
                                                                                                           --------
Total comprehensive income                                                                                      626
Cash dividends declared on common stock
   ($.30 per share)                                                        (271)                               (271)
Cash dividends declared on
   preferred stock                                                          (10)                                (10)
Common stock issued in connection with
  dividend reinvestment and employee
  benefit plans                                                   (2)        (8)                       22        12
Redemption of preferred stock               (125)                                                              (125)
Settlement of forward purchase contracts                                                             (585)     (585)
Other, net                                                                                             (1)       (1)
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $ 566     $ 9      $4,148    $10,797          $  56     $ (623)  $14,953
===================================================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FLEETBOSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

===================================================================================================
Three months ended March 31                                                    2000          1999
IN MILLIONS
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $    957      $    661
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                       148           109
  Amortization of mortgage servicing rights                                      95            82
  Amortization of other intangible assets                                        88            86
  Provision for credit losses                                                   300           219
  Deferred income tax expense                                                   122            99
  Securities losses                                                              58             2
  Gain on branch divestitures                                                  (366)           --
Originations and purchases of mortgages held for resale                      (3,508)      (10,383)
Proceeds from sales of mortgages held for resale                              3,848        12,263
Increase in trading assets                                                     (171)         (492)
(Decrease)/increase in trading liabilities                                     (478)            8
(Increase)/decrease in due from brokers/dealers                              (1,249)          874
(Increase)/decrease in accrued receivables, net                                  (4)           21
Increase/(decrease) in due to brokers/dealers                                 1,093          (152)
Increase/(decrease) in accrued liabilities, net                               1,323          (146)
Other, net                                                                   (2,276)         (246)
---------------------------------------------------------------------------------------------------
     Net cash flow (used in)/provided by operating activities                   (20)        3,005
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities purchased
  under agreements to resell                                                   (824)       (1,094)
Purchases of securities available for sale                                   (2,560)       (5,599)
Proceeds from sales of securities available for sale                          3,748         2,834
Proceeds from maturities of securities available for sale                       388         1,168
Purchases of securities held to maturity                                       (165)         (207)
Proceeds from maturities of securities held to maturity                         164           240
Net cash and cash equivalents paid for businesses acquired                       --          (613)
Proceeds from sale of loan portfolio by banking subsidiary                      750            --
Net (increase)/decrease in loans and leases                                  (2,307)          907
Net cash and cash equivalents received from branch divestitures                  55            --
Purchases of premises and equipment                                            (141)         (124)
Purchases of mortgage servicing rights                                          (35)         (406)
---------------------------------------------------------------------------------------------------
     Net cash flow used in investing activities                                (927)       (2,894)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                     (1,486)       (2,077)
Net increase/(decrease) in short-term borrowings                                682        (1,886)
Proceeds from issuance of long-term debt                                      2,187         2,593
Repayments of long-term debt                                                 (1,189)         (434)
Proceeds from the issuance of common stock                                       12            51
Repurchase of common stock                                                       --           (24)
Settlement of forward purchase contracts                                       (585)           --
Redemption of preferred stock                                                  (125)           --
Cash dividends paid                                                            (282)         (256)
---------------------------------------------------------------------------------------------------
     Net cash flow used in financing activities                                (786)       (2,033)
---------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                    7           (54)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    (1,726)       (1,976)
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                             10,627        10,941
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $  8,901      $  8,965
===================================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FLEETBOSTON FINANCIAL CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000


NOTE 1.  BASIS OF PRESENTATION

   The unaudited interim consolidated financial statements of FleetBoston Financial Corporation (the Corporation) included herein have been prepared on a basis consistent with the audited consolidated financial statements of the Corporation included in its 1999 Annual Report on Form 10-K, and should be read in conjunction with that report. Prior period financial statements have been restated to give retroactive effect to the merger with BankBoston Corporation (BankBoston) completed in October 1999, which was accounted for as a pooling of interests. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information presented herein have been made. Certain prior period amounts have been reclassified to conform to current period classification.

NOTE 2.  MERGER AND DIVESTITURE ACTIVITIES

   In connection with the BankBoston merger, the Corporation recorded merger- and restructuring-related charges and merger integration costs of $850 million and $102 million, respectively, during the fourth quarter of 1999. The Corporation incurred an additional $100 million of merger integration costs during the first quarter of 2000. These charges and costs are more fully discussed in Note 5.

   In connection with obtaining regulatory approvals for the merger, the Corporation signed definitive agreements to divest approximately $13 billion of deposits and $9 billion of loans. The Corporation completed the first phase of these divestitures on March 24, 2000, divesting $4.2 billion of deposits, $3.6 billion of loans and 90 branches in Rhode Island, Connecticut and Massachusetts to Sovereign Bancorp (Sovereign). In connection with this divestiture, the Corporation recorded a $366 million ($209 million after-tax) gain. The remaining divestitures to Sovereign and various community banks are expected to occur during the second and third quarters of 2000.


NOTE 3.  LOANS AND LEASES

   The following table presents details of loan and lease financing balances:

============================================================
                                    March 31,     Dec. 31,
IN MILLIONS                             2000         1999
------------------------------------------------------------
Domestic:
  Commercial and industrial         $ 54,711     $ 55,184
  Commercial real estate               7,949        7,945
  Residential real estate              9,519       10,881
  Credit card                          5,032        5,455
  Other consumer                      14,519       14,549
  Lease financing                     10,801       10,933
------------------------------------------------------------
Total domestic loans and leases      102,531      104,947
------------------------------------------------------------
International loans and leases        14,822       14,753
------------------------------------------------------------
Total loans and leases              $117,353     $119,700
============================================================

NOTE 4.  RESERVE FOR CREDIT LOSSES

      An analysis of the reserve for credit losses follows:

==========================================================
Three months ended March 31           2000         1999
IN MILLIONS
----------------------------------------------------------
Balance at beginning of year       $ 2,488      $ 2,306
Gross charge-offs:
  Domestic:
     Commercial and industrial         156           68
     Commercial real estate              1           11
     Residential real estate             1            3
     Credit card                        92          105
     Other consumer                     30           40
     Lease financing                     6            6
  International                         38           37
----------------------------------------------------------
Total gross charge-offs                324          270
----------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial          16           22
     Commercial real estate              2            5
     Residential real estate            --            2
     Credit card                         9            8
     Other consumer                     10           10
     Lease financing                     1           --
  International                         11            7
----------------------------------------------------------
Total recoveries                        49           54
----------------------------------------------------------
Net charge-offs                        275          216
Provision for credit losses            300          219
Acquired/other                         (36)         172
----------------------------------------------------------
Balance at end of period           $ 2,477      $ 2,481
==========================================================

                      FLEETBOSTON FINANCIAL CORPORATION
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000

NOTE 5. MERGER- AND RESTRUCTURING-RELATED CHARGES

     In the fourth quarter of 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with its merger with BankBoston, composed of $383 million of merger-related charges and $467 million of restructuring charges. In addition to the merger- and restructuring-related charges, the Corporation incurred $102 million of integration costs. These integration costs, which are being expensed as incurred, resulted from the merger integration process the Corporation began in the fourth quarter of 1999 and expects to complete by the end of 2000. The Corporation incurred an additional $100 million of merger integration costs during the first quarter of 2000.

RESTRUCTURING-RELATED CHARGES

     Of the $467 million charge, $357 million related to personnel, $77 million related to technology and operations, $28 million related to facilities and $5 million related to other restructuring expenses. Management expects to complete implementation of the restructuring plan by the end of 2000.

     Personnel-related costs of $357 million related to severance, benefit program changes and outplacement services for approximately 4,000 employees that the Corporation identified in 1999 for termination in connection with the restructuring, principally as a result of duplicate functions within the combined company. Substantially all of the affected employees will have been notified by September 30, 2000. The Corporation anticipates that approximately 88% of terminated employees will leave the Corporation by the end of the third quarter of 2000, and that the remaining employees will leave the Corporation by December 31, 2000. During the first quarter of 2000, $44 million of personnel benefits were paid and approximately 1,125 employees were terminated and left the Corporation, bringing total personnel benefits paid through March 31, 2000 to $71 million. To date, approximately 1,900 employees have been terminated and have left the Corporation.

     Technology and operations costs of $77 million included $37 million of liabilities incurred for contract cancellation penalties resulting from duplicate or incompatible systems, and $40 million of write-offs of certain capitalized assets, including business projects in process that will not be completed by the Corporation, and losses incurred from the write-off of computer hardware and software held for disposition. During the first quarter of 2000, $8 million in contract cancellation penalties were paid, bringing total contract cancellation penalties paid to date to $21 million.

     Facilities charges of $28 million represented the present value of future lease obligations and lease cancellation penalties recorded in connection with vacating duplicate headquarters, banking operations facilities and branch offices. During the first quarter of 2000, approximately $1 million in facilities charges were paid.

     The following table presents activity in the restructuring-related accrual during the quarter ended March 31, 2000.

RESTRUCTURING ACCRUAL ACTIVITY

========================================
IN MILLIONS
----------------------------------------
Balance at December 31, 1999      $387
Cash payments                      (53)
----------------------------------------
Balance at March 31, 2000         $334
========================================

INTEGRATION COSTS

     Integration costs, which are being expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. Certain assets, principally computer hardware and software, banking operations and administrative facilities, will be used during 2000 until the integration of computer systems and banking operations has been completed, and will then be disposed. Approximately $37 million of the total integration costs incurred in the first quarter of 2000 related to the incremental depreciation on those assets, which was calculated based on the assets' shortened useful lives, over the depreciation that would otherwise have been recorded.

NOTE 6.  TRUST SECURITIES

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

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


A summary of the trust securities issued and outstanding at March 31, 2000 and December 31, 1999 follows. These trust securities are included in long-term debt in the accompanying consolidated balance sheet.

                                Amount                                      Earliest               Distribution      Liquidation
                             Outstanding      Original                    Prepayment      Stated        Payment   Preference per
                            (IN MILLIONS)   Issue Date          Rate     Option Date     Maturity     Frequency   Trust Security
==================================================================================================================================
BankBoston Capital Trust I      $ 250         11/26/96          8.25%     12/15/2006  12/15/2026  semi-annually          $1,000
Fleet Capital Trust I              84           2/4/97          8.00%      4/15/2001   2/15/2027      quarterly              25
BankBoston Capital Trust II       250         12/10/96          7.75%     12/15/2006  12/15/2026  semi-annually           1,000
Fleet Capital Trust II            250         12/11/96          7.92%     12/15/2006  12/11/2026  semi-annually           1,000
BankBoston Capital Trust III      248           6/4/97   LIBOR + .75%      6/15/2007   6/15/2027      quarterly           1,000
Fleet Capital Trust III           120          1/29/98          7.05%      3/31/2003   3/31/2028      quarterly              25
BankBoston Capital Trust IV       247           6/8/98  LIBOR +  .60%      6/08/2003   6/08/2028      quarterly           1,000
Fleet Capital Trust IV            150          4/28/98          7.17%      3/31/2003   3/31/2028      quarterly              25
Fleet Capital Trust V             250         12/18/98  LIBOR + 1.00%     12/18/2003  12/18/2028      quarterly           1,000
----------------------------------------------------------------------------------------------------------------------------------
Total trust securities         $1,849
==================================================================================================================================

     All of the trust securities may be prepaid at the option of the trusts, in whole or in part, on or after the prepayment option dates listed above. At March 31, 2000, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust securities were 6.90%, 6.72% and 7.19%, respectively.

NOTE 7.  LINE OF BUSINESS INFORMATION

     Information about the Corporation's operating segments for the quarters ended March 31, 2000 and 1999 is included in the "Line of Business Information" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 7-10) of this Form 10-Q.

NOTE 8.  EARNINGS PER SHARE

A summary of the Corporation's calculation of earnings per common share follows:

========================================================================================================================
Three months ended March 31                                    2000                                 1999
------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS        BASIC             DILUTED             BASIC             DILUTED
------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        903,905,926        903,905,926        919,051,555        919,051,555
Additional shares due to:
  Stock options                                            --          5,287,037                 --         10,373,416
  Warrants                                                 --         10,539,820                 --         12,663,411
------------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           903,905,926        919,732,783        919,051,555        942,088,382
------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Net income                                      $         957      $         957      $         661      $         661
Less preferred stock dividends and other                  (10)               (10)               (16)               (16)
------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders     $         947      $         947      $         645      $         645
------------------------------------------------------------------------------------------------------------------------

Total equivalent shares                           903,905,926        919,732,783        919,051,555        942,088,382
------------------------------------------------------------------------------------------------------------------------

Earnings per share                              $        1.05      $        1.03      $         .70      $         .68
========================================================================================================================

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 9.  CONTINGENCIES

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

NOTE 10.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

CASH FLOW DISCLOSURE
=====================================================================
Three months ended March 31                       2000        1999
IN MILLIONS
---------------------------------------------------------------------
Supplemental disclosure for cash paid
  During the period for:
    Interest                                   $ 1,755     $ 1,430
    Income taxes, net of refunds                    75         169
---------------------------------------------------------------------
Assets acquired and liabilities assumed in
  business combinations:
    Assets acquired, net of cash and cash
      equivalents received                          --       6,073
    Net cash and cash equivalents paid              --        (613)
    Liabilities assumed                             --       5,460
---------------------------------------------------------------------
Divestitures:
  Assets sold                                    3,920          --
  Net cash received for divestitures                55          --
  Liabilities sold                               4,231          --
=====================================================================

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Corporation held its Annual Meeting of Stockholders on April 18, 2000.

(b)  Not applicable.

(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included. Four matters were voted on at the Annual Meeting.

1.   ELECTION OF DIRECTORS

     All eight nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

NAME OF DIRECTOR               FOR        AUTHORITY WITHHELD    TERM EXPIRATION

William Barnet, III        780,133,157        12,242,037              2003
John T. Collins            780,078,210        12,296,984              2003
William F. Connell         776,416,749        15,958,445              2003
Gary L. Countryman         778,852,281        13,522,913              2003
Charles K. Gifford         772,560,436        19,814,758              2003
Marian L. Heard            779,737,451        12,637,743              2003
Thomas J. May              772,919,419        19,455,775              2003
Terrence Murray            773,715,472        18,659,722              2003

     The following directors will continue in office and were not up for re-election.

NAME OF DIRECTOR                                                TERM EXPIRATION

Joel B. Alvord                                                        2001
Daniel P. Burnham                                                     2001
James F. Hardymon                                                     2001
Robert J. Higgins                                                     2001
Henrique C. Meirelles                                                 2001
Thomas C. Quick                                                       2001
Paul R. Tregurtha                                                     2001
Thomas R. Piper                                                       2001
Paul J. Choquette, Jr.                                                2002
Alice F. Emerson                                                      2002
Robert M. Kavner                                                      2002
Donald F. McHenry                                                     2002
Michael B. Picotte                                                    2002
Francene S. Rodgers                                                   2002
John W. Rowe                                                          2002
Thomas M. Ryan                                                        2002

2. APPROVAL OF AN AMENDMENT TO THE CORPORATION'S RESTATED ARTICLES OF INCORPORATION TO CHANGE ITS NAME TO "FLEETBOSTON FINANCIAL CORPORATION"

     The second proposal voted on by stockholders of the Corporation was to approve an Amendment to the Corporation's Restated Articles of Incorporation to change its name to "FleetBoston Financial Corporation." This proposal was approved with 787,379,034 votes cast for, 2,071,056 votes cast against and 2,925,104 abstentions. There were no broker non-votes on this proposal.

3.   RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

     The third proposal voted on by stockholders of the Corporation, to ratify the selection of PricewaterhouseCoopers LLP to serve as the Corporation's independent accountants for 2000, was approved with 787,367,639 votes cast for, 2,154,073 votes cast against and 2,853,482 abstentions. There were no broker non-votes on this proposal.

4.   STOCKHOLDER PROPOSAL REGARDING DATE OF ANNUAL STOCKHOLDERS' MEETING

     The fourth proposal voted on by stockholders of the Corporation, to change the date that the Annual Stockholders' Meeting is held, was rejected with 29,409,177 votes cast for, 647,978,197 votes cast against, 17,861,019 abstentions and 97,126,801 broker non-votes.

(d)  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index

      EXHIBIT
      NUMBER

       3(a) Restated Articles of Incorporation of the Corporation, as amended through November 5, 1999, incorporated by reference to Exhibit 3 of the Corporation's Form 10-Q for the quarter ended September 30, 1999.

       3(b) Amendment, dated April 18, 2000, to the Corporation's Restated Articles of Incorporation.

       10(a) Form of Letter Agreement for certain officers, together with Schedule of Executive Officers who have entered into such agreements.

       10(b) Amendment to Employment Agreement between the Corporation and Charles K. Gifford.

       10(c) Amendment to Employment Agreement between the Corporation and Henrique C. Meirelles, with related side letter.

       10(d) Amendment to Employment Agreement between the Corporation and Paul F. Hogan, with related side letter.

       10(e) Amendment to Employment Agreement between the Corporation and Bradford H. Warner, with related side letter.

       10(f) Retention and Deferred Compensation Agreement between the Corporation and John L. Mastromarino.

       12      Computation of Consolidated Ratios of Earnings to Fixed Charges

       27      March 31, 2000 Financial Data Schedule

       27(a)   March 31, 1999 Restated Financial Data Schedule

(b)   Current Reports on Form 8-K

      The Corporation filed four Current Reports on Form 8-K during the period from January 1, 2000 to the date of the filing of this report.

      - Current Report on Form 8-K dated December 23, 1999, reporting the establishment of a $2 billion medium-term note program under the Corporation's shelf registration statement.

      - Current Report on Form 8-K dated January 19, 2000, as amended by a Form 8-K/A dated March 9, 2000, announcing the Corporation's fourth quarter and fiscal 1999 earnings.

      - Current Report on Form 8-K dated March 5, 2000, announcing that the Corporation had entered into an agreement to invest $250 million in North Fork Bancorporation in connection with North Fork Bancorporation's proposed exchange offer to Dime Bancorp.

      - Current Report on Form 8-K dated April 13, 2000, announcing the Corporation's first quarter earnings.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FleetBoston Financial Corporation
                        ---------------------------------
                                  (Registrant)



                              /s/ Eugene M. McQuade
                              ---------------------
                                Eugene M. McQuade
                                Vice Chairman and
                             Chief Financial Officer



                               /s/ Erich Schumann
                               ------------------
                                 Erich Schumann
                            Senior Vice President and
                            Chief Accounting Officer




DATE:  May 12, 2000