Form 10-Q
period 2000-06-30
FLEETBOSTON FINANCIAL CORP
filed 2000-08-11
CIK 50341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2000

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

           100 Federal Street
         Boston, Massachusetts                                   02110
 (Address of principal executive office)                       (Zip Code)

                                 (617) 434-2200
              (Registrant's telephone number, including area code)

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

                    YES  |X|     NO  |_|

The number of shares of common stock of the Registrant outstanding as of July 31, 2000 was 902,419,666.

                        FLEETBOSTON FINANCIAL CORPORATION
                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 2000
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              3

      Consolidated Statements of Income
           Three months ended June 30, 2000 and 1999                         22
           Six months ended June 30, 2000 and 1999                           23

      Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                               24

      Consolidated Statements of Changes in Stockholders' Equity
           Six months ended June 30, 2000 and 1999                           25

      Consolidated Statements of Cash Flows
           Six months ended June 30, 2000 and 1999                           26

      Condensed Notes to Consolidated Financial Statements                   27

PART II.  OTHER INFORMATION                                                  31

SIGNATURES                                                                   32

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in both the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and the 1999 Annual Report on Form 10-K of FleetBoston Financial Corporation (the Corporation). All prior period information included in this discussion and analysis has been restated to give retroactive effect to the Corporation's merger with BankBoston Corporation (BankBoston), which was completed in October 1999 and accounted for as a pooling of interests. Certain prior period amounts have been reclassified to conform to current period classifications.

FINANCIAL SUMMARY
================================================================================
                                     Three months              Six months
Dollars in millions,                 ended June 30            ended June 30
except per share amounts           2000        1999         2000         1999
--------------------------------------------------------------------------------
Earnings

Net interest income
   (FTE)(a)                      $  1,686    $  1,716     $  3,409     $  3,397
Noninterest income                  2,358       1,751        5,079        3,309
Noninterest expense                 2,223       2,081        4,735        4,016
Provision for credit losses           310         241          610          460
Net income                            847         700        1,804        1,361
--------------------------------------------------------------------------------
Per Common Share
Basic earnings                   $    .93    $    .74     $   1.98     $   1.45
Diluted earnings                      .91         .72         1.94         1.41
Cash dividends declared               .30         .27          .60          .54
Book value                          16.24       15.31        16.24        15.31
--------------------------------------------------------------------------------
Ratios
Return on average assets             1.83%       1.48%        1.89%        1.48%
Return on average common
  equity                            23.53       19.78        25.17        19.57
Total equity to assets
  (period-end)                       8.39        8.02         8.39         8.02
Tangible common
  equity to assets                   6.04        5.51         6.04         5.51
Tier 1 risk-based capital
   ratio                             7.36        7.14         7.36         7.14
Total risk-based capital
   ratio                            11.66       11.45        11.66        11.45
Leverage ratio                       7.66        7.02         7.66         7.02
--------------------------------------------------------------------------------
At June 30
Total assets                     $181,259    $184,473     $181,259     $184,473
Loans and leases                  112,476     116,995      112,476      116,995
Deposits                          104,692     115,380      104,692      115,380
Stockholders' equity               15,217      14,793       15,217       14,793
Nonperforming assets                  950         704          950          704
================================================================================
(a) The fully taxable equivalent (FTE) adjustment included in net interest income was $15 million and $14 million for the three months ended June 30, 2000 and 1999, respectively, and $30 million and $27 million for the six months ended June 30, 2000 and 1999, respectively.

      The Corporation recorded net income of $847 million, or $.91 per diluted share, for the quarter ended June 30, 2000, compared to $700 million, or $.72 per diluted share, in the second quarter of 1999. Return on average assets (ROA) and return on average common equity (ROE) were 1.83% and 23.53%, respectively, for the second quarter of 2000, compared to 1.48% and 19.78%, respectively, for the second quarter of 1999. Net income for the first six months of 2000 was $1.8 billion compared to $1.4 billion for the first six months of 1999. Diluted earnings per share was $1.94 for the first half of 2000 compared to $1.41 for the first half of 1999. ROA and ROE were 1.89% and 25.17%, respectively, for the six months ended June 30, 2000 and 1.48% and 19.57%, respectively, for the 1999 period.

      The second quarter of 2000 included a gain of $313 million ($127 million after-tax) resulting from the Corporation's June 2000 divestitures of 88 branches in Massachusetts and Rhode Island and approximately $3.6 billion of loans and $4 billion of deposits to Sovereign Bancorp (Sovereign) and various community banks. These divestitures were part of the Corporation's overall divestiture plan, which was agreed to in connection with obtaining regulatory approvals for the BankBoston merger. During the first six months of 2000, the Corporation completed the divestiture of 178 branches, approximately $7 billion of loans and approximately $8 billion of deposits, and recorded gains of $679 million ($336 million after-tax). The Corporation completed its final divestiture to Sovereign on July 21, 2000, divesting approximately $2 billion of loans and $4 billion of deposits, and expects to complete its remaining divestitures to various community banks during the second half of 2000.

      The second quarter results also included approximately $87 million ($52 million after-tax) of merger integration costs incurred in connection with integration efforts following the BankBoston merger. These merger integration costs are being expensed as incurred. Since the completion of the merger, the Corporation has incurred cumulative integration costs of approximately $290 million ($165 million after-tax), including $187 million ($112 million after-tax) in the first six months of 2000, and expects to incur additional pre-tax costs during the remainder of 2000 of approximately $15 million.

      Excluding the divestiture gain and merger integration costs, operating net income for the second quarter of 2000 was $772 million, or $.83 per diluted share, a 10% increase over net income of $700 million and a 15% increase over $.72 per diluted share in the second quarter of 1999. Operating net income for the first six months of 2000 was $1.6 billion, or $1.69 per diluted share, compared to net income of $1.4 billion and $1.41 per diluted share for the first six months of 1999. These increases were largely the result of strong growth in revenues from Quick & Reilly and the Corporation's Principal Investing business. The six month increase also reflected strong revenue growth at Robertson Stephens.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Interest Income
================================================================================
                                           Three months           Six months
FTE basis                                  ended June 30         ended June 30
In millions                               2000       1999       2000       1999
--------------------------------------------------------------------------------
Interest income                          $3,361     $3,231     $6,822     $6,380
Tax-equivalent adjustment                    15         14         30         27
Interest expense                          1,690      1,529      3,443      3,010
--------------------------------------------------------------------------------
Net interest income                      $1,686     $1,716     $3,409     $3,397
================================================================================

      Net interest income decreased $30 million in the second quarter of 2000 compared to the same period a year ago, primarily reflecting the impact of the branch divestitures that occurred in the first quarter offset, in part, by increased rates on domestic and international loans and wider deposit spreads.

Net Interest Margin and Interest Rate Spread
================================================================================================================================
                                                Three months ended June 30                     Six months ended June 30
                                              2000                   1999                    2000                    1999
FTE basis                             Average                Average                 Average                 Average
Dollars in millions                   Balance      Rate      Balance      Rate       Balance      Rate       Balance      Rate
--------------------------------------------------------------------------------------------------------------------------------
Securities                           $ 23,184      6.64%     $ 24,831      6.67%     $ 23,710      6.57%     $ 24,366      6.51%
Loans and leases:
  Domestic                            101,553      8.78       103,392      8.09       103,199      8.71       102,473      8.18
  International                        15,107     13.96        13,600     13.22        14,956     13.98        13,596     13.34
Due from brokers/dealers                3,897      5.63         3,566      4.16         3,909      5.45         3,486      4.28
Mortgages held for sale                 1,105      8.30         2,708      6.98         1,152      8.19         3,284      6.92
Other                                   9,946      6.85        13,581      6.25        13,314      6.15        11,751      6.21
--------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets         154,792      8.76       161,678      8.04       160,240      8.59       158,956      8.11
--------------------------------------------------------------------------------------------------------------------------------
Deposits                               81,938      4.34        91,329      3.79        85,319      4.20        91,600      3.87
Short-term borrowings                  17,734      6.10        24,245      4.85        21,862      5.82        22,852      4.88
Due to brokers/dealers                  5,571      5.27         4,426      4.32         5,317      5.33         4,147      4.23
Long-term debt                         27,249      6.56        21,520      6.05        26,429      6.60        20,131      6.06
--------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities          132,492      5.07       141,520      4.33       138,927      4.95       138,730      4.37
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                               3.69                    3.71                    3.64                    3.74
Interest-free sources of funds         22,300                  20,158                  21,313                  20,226
--------------------------------------------------------------------------------------------------------------------------------
Total sources of funds               $154,792      4.34      $161,678      3.79      $160,240      4.30      $158,956      3.81
--------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                4.37%                   4.25%                   4.27%                   4.30%
================================================================================================================================

      The Corporation's net interest margin for the second quarter of 2000 was 4.37%, compared to 4.25% for the second quarter of 1999. The 12 basis point increase was primarily attributable to the absence of low-yielding earning assets in the Section 20 subsidiary's "matched book" that were previously used to satisfy regulatory requirements associated with revenue earned by Robertson Stephens. As a result of recent banking reform legislation, which became effective in March 2000, the Corporation is no longer required to maintain the matched book. In addition, wider spreads from domestic operations helped improve the margin.

      Future levels of net interest income and margin will be negatively impacted by the aforementioned branch divestitures. The Corporation anticipates that annualized net interest income will be reduced by approximately $500 million as a result of the divestitures. Because the divestitures are being completed in phases, their impact on calendar year 2000 net interest income will be only a portion of the annualized estimate.

      Average domestic loans and leases decreased $1.8 billion to $101.6 billion for the second quarter of 2000, compared with $103.4 billion for second quarter of 1999, primarily driven by decreases in both commercial and industrial (C&I) loans and residential mortgages, mainly due to the impact of divestitures, offset by increases in consumer margin loans at Quick & Reilly and lease financing. Average international loans and leases increased $1.5 billion to $15.1 billion due to commercial loan growth, primarily in Brazil. The average yields on domestic loans and leases increased over the second quarter of 1999 due to a rising interest rate environment.

      Average mortgages held for resale decreased $1.6 billion compared to the second quarter of 1999, due to lower production volume at Fleet Mortgage caused by a rise in mortgage interest rates. The increase in mortgage rates caused average yields on mortgages held for resale to increase 132 basis points.

      Average other interest earning assets decreased $3.6 billion to $9.9 billion for the second quarter of 2000, primarily as a result of the previously mentioned elimination of the matched book. Partially offsetting this decrease was an increase in trading assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The $9.4 billion decrease in average interest bearing deposits compared to the second quarter of 1999 reflects the impact of divestitures, as well as decreases in retail and wholesale time deposits.

      The $6.5 billion decrease in average short-term borrowings is mainly attributable to a decrease in federal funds purchased and securities sold under agreements to repurchase due to the elimination of the matched book and a change in funding mix, which resulted in a $5.7 billion increase in average long-term debt.

Noninterest Income
================================================================================
                                            Three months           Six months
                                            ended June 30        ended June 30
In millions                               2000       1999       2000       1999
--------------------------------------------------------------------------------
Capital markets revenue                  $  813     $  503     $1,871     $  900
Investment services revenue                 426        390        925        746
Banking fees and
  commissions                               356        370        715        716
Credit card revenue                         169        187        329        349
Processing-related revenue                  150        157        306        311
Gains on branch divestitures and
  sales of businesses                       313         50        679         50
Other noninterest income                    131         94        254        237
--------------------------------------------------------------------------------
Total noninterest income                 $2,358     $1,751     $5,079     $3,309
================================================================================

      Noninterest income for the second quarter of 2000 increased $607 million to $2.4 billion compared to $1.8 billion for the same period in 1999, an increase of 35%. This increase reflects a significant rise in capital markets and investment services revenue, resulting from a higher level of gains from liquidations of direct investments in public companies by the Principal Investing business and higher trading volumes at Quick & Reilly and Robertson Stephens. The second quarter of 2000 also included the previously mentioned $313 million gain from branch divestitures.

Capital Markets Revenue
================================================================================
                                         Three months            Six months
                                         ended June 30          ended June 30
In millions                             2000      1999        2000        1999
--------------------------------------------------------------------------------
Principal investing                     $289      $ 71       $  601       $145
Market-making revenue                    226       111          447        202
Underwriting revenue                      95        93          351        154
Advisory fees                             57        72          219         92
Foreign exchange revenue                  52        50           97        110
Trading profits and
 commissions                              44        55          124        108
Syndication/agency fees                   43        51           83         86
Securities gains (losses)                  7        (2)         (51)        (4)
Other                                     --         2           --          7
--------------------------------------------------------------------------------
Total capital markets revenue           $813      $503       $1,871       $900
================================================================================

      Capital markets revenue showed a significant increase, rising $310 million, or 62%, to $813 million for the second quarter of 2000, compared to $503 million for the second quarter of 1999. This increase was driven by strong principal investing and market-making revenue, partially offset by a decrease in advisory fees and syndication/agency fees. For the first six months of 2000, capital markets revenue increased 108% over the same period in 1999, with the majority of the increase occurring in the first quarter of this year. Second quarter revenue levels generally declined from the extraordinary levels recorded in the first quarter due to an industry-wide drop in capital markets activities. The Corporation's revenues from its capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. During the second quarter of 2000, the equity market for Internet and technology stocks endured a significant slowdown, which resulted in declines in certain capital markets revenues, specifically underwriting revenue and advisory fees, from first quarter levels. These markets could be subject to additional volatility in the foreseeable future. As such, future levels of capital markets revenue cannot be predicted with certainty.

      Increases in principal investing revenues in the three and six month comparisons resulted from liquidations of direct investments in public companies and appreciation in the value of primary fund investments. During the second quarter of 2000, the Corporation made new investments of $600 million. In the first six months, the Corporation's new investments were approximately $1.2 billion. As of June 30, 2000, the Corporation's Principal Investing portfolio had an aggregate carrying value of approximately $4.5 billion, and the gross pre-tax unrealized gain on the Corporation's direct investments in public companies was approximately $300 million. The overall portfolio is composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded. The direct investments in public companies are carried at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income, a component of stockholders' equity.

      The $115 million, or 104%, increase in market-making revenue in the quarterly comparison was a result of market volatility and increased transactional volumes at Quick & Reilly and Robertson Stephens over the prior year's second quarter. For the first six months of 2000, market-making revenue increased 121%.

      Underwriting revenue was relatively flat in the second quarter of 2000 at $95 million, compared to $93 million in the second quarter of 1999. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. Transaction volume at Robertson Stephens decreased compared to the second quarter of 1999; however, fees received per transaction helped maintain prior year revenue levels. In the six month comparison, the $197 million, or 128%, increase over 1999 resulted from significantly higher initial and

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other public offering activity in the first quarter of 2000 compared to the 1999 period.

      Advisory fees decreased $15 million to $57 million in the second quarter of 2000 from $72 million in the second quarter of 1999. This decrease reflects a lower level of merger and acquisition (M&A) transactions during the quarter, as Robertson Stephens advised on 14 transactions compared to 27 in the second quarter of 1999. The increase in the six month comparison mainly resulted from a much higher volume of M&A transactions in the first quarter of 2000 compared to the first quarter of 1999.

      Trading profits and commissions declined $11 million to $44 million for the quarter ended June 30, 2000, compared to $55 million for the quarter ended June 30, 1999, primarily due to volatile market conditions. The increase in the six month comparison resulted from increased customer demand for investment and risk management products, as well as short-term market volatility, in the first quarter of this year.

      The decline in syndication/agency fees in both comparisons was due to a lower level of transactions during 2000. Such fees are a function of the timing and level of syndication transactions.

Investment Services Revenue
================================================================================
                                                 Three months        Six months
                                                 ended June 30     ended June 30
In millions                                      2000     1999     2000    1999
--------------------------------------------------------------------------------
Brokerage fees and commissions                   $184     $165     $445     $302
Investment management revenue                     242      225      480      444
--------------------------------------------------------------------------------
Total investment services revenue                $426     $390     $925     $746
================================================================================

Brokerage Fees and Commissions

      Increased brokerage fees and commissions were driven by increased trading volumes on the NASDAQ and New York Stock Exchanges, which benefited the brokerage and clearing units of Quick & Reilly and Robertson Stephens, especially in the first quarter of 2000. Trading volumes and resulting brokerage fees declined in the second quarter to levels more comparable to the 1999 periods.

Investment Management Revenue
================================================================================
                                            Three months            Six months
                                            ended June 30         ended June 30
In millions                                2000       1999       2000       1999
--------------------------------------------------------------------------------
Private Clients Group                      $ 96       $ 94       $189       $187
Institutional businesses                     39         39         77         77
International                                39         34         80         68
Retail investments                           36         31         72         60
Columbia Management Company                  29         25         56         49
Other                                         3          2          6          3
--------------------------------------------------------------------------------
Total                                      $242       $225       $480       $444
================================================================================

      Investment management revenue increased 8% in both the second quarter and first six months of 2000, compared to the same periods in 1999. This improvement was largely driven by increased fees resulting from growth in assets under management, as well as increased sales of mutual funds and annuities, in the Corporation's Retail Investments, Columbia Management and International businesses. Assets under management grew to $129 billion at June 30, 2000 from $121 billion at June 30, 1999.

Banking Fees and Commissions

      Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, decreased $14 million to $356 million for the second quarter of 2000, primarily the result of lower deposit fees following the divestitures of deposits to Sovereign. Partially offsetting this decrease was a rise in cash management fees resulting from a higher volume of business. Future levels of banking fees and commissions will be negatively impacted by the divestitures of deposits to Sovereign and various community banks. The Corporation anticipates that annualized banking fees and commissions will be reduced by approximately $160 million as a result of the divestitures. Because the divestitures are being completed in phases, their impact on calendar year 2000 banking fees and commissions will be only a portion of the annualized estimate.

Credit Card Revenue

      Credit card revenue declined $18 million in the second quarter of 2000 compared to the second quarter of 1999, and $20 million in the six month comparison, primarily due to lower securitization income and increased amortization of deferred acquisition costs. These changes were the result of narrower spreads on securitizations, reflecting improving asset quality, and increased marketing activities.

Processing-Related Revenue
================================================================================
                                               Three months         Six months
                                               ended June 30      ended June 30
In millions                                   2000      1999      2000      1999
--------------------------------------------------------------------------------
Mortgage banking revenue, net                 $ 81      $ 94      $168      $185
Student loan servicing fees                     39        35        78        69
Other                                           30        28        60        57
--------------------------------------------------------------------------------
Total processing-related revenue              $150      $157      $306      $311
================================================================================

      Processing-related revenue decreased $7 million in the second quarter of 2000 compared to the second quarter of 1999, and $5 million in the six month comparison, reflecting decreases in net mortgage banking revenue, offset, in part, by increases in student loan servicing fees and other processing-related revenue. Student loan servicing fees increased at AFSA Data Corporation (AFSA), the Corporation's student loan servicing subsidiary, as accounts serviced increased approximately 9% from the second quarter of 1999. AFSA is the largest student loan servicer in the United States, with 7.2 million accounts and over $67 billion of loans serviced.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mortgage Banking Revenue, Net
================================================================================
                                                Three months       Six months
                                                ended June 30     ended June 30
In millions                                    2000      1999    2000      1999
--------------------------------------------------------------------------------
Net loan servicing revenue                     $ 159    $ 133    $ 317    $ 253
Mortgage production revenue                       15       53       39      106
Mortgage servicing rights amortization           (93)     (92)    (188)    (174)
--------------------------------------------------------------------------------
Total mortgage banking revenue, net            $  81    $  94    $ 168    $ 185
================================================================================

      Net mortgage banking revenue decreased $13 million in the second quarter of 2000 compared to the second quarter of 1999, and $17 million in the six month comparison, reflecting lower mortgage production revenue, offset in part by increased loan servicing revenue.

      The increases in loan servicing revenue for the quarter and six months were attributable to a higher servicing spread on mortgage servicing acquired, as well as an increase in the size of the Corporation's servicing portfolio from approximately $132 billion at June 30, 1999 to approximately $140 billion at June 30, 2000. Mortgage production revenue declined in both comparisons as a result of lower mortgage production volume, driven by the higher mortgage interest rate environment. Mortgage servicing rights (MSR) amortization increased $14 million in the six month comparison, the result of the aforementioned increase in the size of the Corporation's servicing portfolio, which occurred during the second half of 1999. The Corporation sold approximately $13 billion of mortgage servicing during the second quarter of 2000 at close to carrying value.

Other

      The $313 million gain on branch divestitures recognized in the second quarter of 2000 resulted from the Corporation's June 2000 divestitures of 88 branches in Massachusetts and Rhode Island, and approximately $3.6 billion of loans and $4 billion of deposits, to Sovereign and various community banks. The Corporation also recognized a gain on branch divestitures of $366 million in the first quarter of 2000. The $50 million gain in the second quarter of 1999 related to the sale of the Corporation's minority interest in Partners First, a credit card company.

      Other noninterest income increased $37 million to $131 million for the second quarter of 2000, compared to $94 million for the second quarter of 1999, partly the result of student loan sales during the quarter.

Noninterest Expense
================================================================================
                                              Three months        Six months
                                             ended June 30       ended June 30
In millions                                  2000      1999      2000     1999
--------------------------------------------------------------------------------
Employee compensation and benefits          $1,148    $1,126    $2,573    $2,142
Occupancy and equipment                        283       269       589       538
Intangible asset amortization                   87        85       175       171
Legal and other professional                    83        71       165       138
Marketing and public relations                  71        67       143       129
Other                                          551       463     1,090       898
--------------------------------------------------------------------------------
Total noninterest expense                   $2,223    $2,081    $4,735    $4,016
================================================================================

      Noninterest expense for the second quarter of 2000 totaled $2.2 billion, compared to $2.1 billion for the same period in 1999. The $142 million, or 7%, increase was due primarily to higher compensation and benefit costs directly attributable to higher levels of revenue, particularly from Quick & Reilly, as well as merger integration costs incurred during the quarter. These increases were offset, in part, by expense reductions realized as a result of both merger integration activities and branch divestitures. In the six month comparison, the increase of $719 million was primarily a result of the effect of higher levels of revenue, particularly at Robertson Stephens and Quick & Reilly, on compensation and benefits costs, principally in the first quarter of 2000, and approximately $187 million of merger integration costs incurred in the first six months of 2000. These increases were offset, in part, by expense reductions resulting from the merger integration and branch divestitures.

      In connection with integration efforts following the BankBoston merger, the Corporation incurred approximately $87 million of merger integration costs during the second quarter of 2000, composed of $3 million of employee compensation and benefits costs, $26 million of occupancy and equipment costs, $11 million of legal and other professional costs, $13 million of marketing and public relations costs, and $34 million of other costs.

      Employee compensation and benefits costs increased $22 million compared to the second quarter of 1999, due primarily to incentive and volume-related increases in compensation at Quick & Reilly. The Corporation's compensation and benefits costs, excluding incentive and merger integration costs, decreased 2% in the quarterly comparison as a result of a portion of the above-mentioned expense reductions. These same costs increased only 2% in the six month comparison. The overall increase in compensation and benefits costs for the six months ended June 30, 2000 over the same period in 1999 resulted from incentive and volume-related increases at both Quick & Reilly and Robertson Stephens.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Occupancy and equipment costs rose $14 million in the three months ended June 30, 2000, and $51 million in the six months ended June 30, 2000, as a result of merger integration costs, offset, in part, by a portion of the above-mentioned expense reductions.

      Legal and other professional costs and marketing and public relations costs increased in the quarter and six month comparisons, primarily as a result of merger integration costs, offset, in part, by a portion of the above-mentioned expense reductions.

      Other noninterest expense increased $88 million in the second quarter of 2000 and $192 million in the six month comparison. These increases were partially due to merger integration costs incurred during the respective periods.

      The Corporation expects to achieve total annual cost savings of approximately $600 million as a result of the BankBoston merger integration. The integration process commenced during the fourth quarter of 1999, and major systems conversions are expected to be completed by the end of the third quarter of 2000. The Corporation expects to complete its actions related to achieving these cost savings by the end of 2000, and as of June 30, 2000 had achieved annualized cost savings of approximately $396 million.

      In addition, the Corporation expects to achieve total annual expense reductions of approximately $400 million as a result of its divestitures of branches, loans and deposits to Sovereign and various community banks during 2000. The Corporation achieved annualized expense reductions of approximately $124 million in the second quarter of 2000, and expects additional expense reductions to benefit the second half of 2000. Information with respect to anticipated reductions in annualized revenues as a result of the divestitures is included in the "Net Interest Income" and "Noninterest Income-Banking Fees and Commissions" sections, included on pages 4 and 6, respectively, of this discussion and analysis.

      Because merger integration efforts and the divestitures are proceeding throughout 2000, the impact of the resulting expense reductions on calendar year 2000 noninterest expense will be only a portion of the annualized estimates. The merger integration and divestiture processes could be affected by many factors beyond the control of the Corporation, such as regional and national economic conditions, changes in integration plans and unanticipated changes in business conditions. Thus, the Corporation's ability to achieve its expected expense reductions and the periods within which they may be achieved cannot be predicted with certainty.

Income Taxes

      The Corporation recorded income tax expense of $649 million for the second quarter of 2000, compared with $431 million for the same period a year ago. The Corporation's effective tax rate was 43.4% and 38.1% for the second quarters of 2000 and 1999, respectively, and 42.0% and 38.2% for the respective six month periods. The increases in the effective tax rates were generally a result of the write-off of non-deductible goodwill in connection with branch divestitures.

LINE OF BUSINESS INFORMATION

      The Corporation is organized and managed along three lines of business:
Global Banking and Financial Services, Commercial and Retail Banking and National Financial Services. For additional information concerning these lines of business, including supporting business units and their products and services, refer to the "Line of Business Information" section of Management's Discussion and Analysis, included on pages 17 through 21 of the Corporation's 1999 Annual Report on Form 10-K, and on pages 7 through 10 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. The financial performance of these lines of business is monitored by an internal profitability measurement system, which provides line of business results and key performance measures. In connection with the BankBoston merger, a uniform set of management reporting methodologies was developed and implemented effective January 1, 2000. These management reporting methodologies include allocation of provision for credit losses, credit loss reserves, funds transfer pricing and equity allocations. The following tables present selected line of business results that reflect these methodologies. Prior periods have been restated to conform to these methodologies. The information is presented on a fully taxable equivalent basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Line of Business Earnings Summary

===================================================================================================================
Three months ended June 30                     2000        1999        2000        1999           2000        1999
Dollars in millions                               Net Income            Total Revenue              Return on Equity
-------------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services(a)     $   460      $   319     $ 1,872     $ 1,511          30%          22%
Commercial and Retail Banking                    328          256       1,412       1,374          22           17
National Financial Services                       93           90         472         529          14           13
All Other                                        (34)          35         288          53          --           --
-------------------------------------------------------------------------------------------------------------------
Total                                        $   847      $   700     $ 4,044     $ 3,467          24%          20%
===================================================================================================================

===================================================================================================================
Six months ended June 30                      2000        1999        2000        1999           2000        1999
Dollars in millions                               Net Income            Total Revenue              Return on Equity
-------------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services(a)     $ 1,034      $   594     $ 4,125     $ 2,847          34%          21%
Commercial and Retail Banking                    634          516       2,809       2,702          21           18
National Financial Services                      175          182         948       1,061          13           13
All Other                                        (39)          69         606          96          --           --
-------------------------------------------------------------------------------------------------------------------
Total                                        $ 1,804      $ 1,361     $ 8,488     $ 6,706          25%          20%
===================================================================================================================

(a) Includes net income and revenue from overseas operations, principally Argentina and Brazil, of $82 million and $414 million, respectively, for the second quarter of 2000, and $79 million and $406 million, respectively, for the second quarter of 1999. Net income and revenue from overseas operations was $159 million and $828 million, respectively, for the first half of 2000, and $140 million and $781 million, respectively, for the first half of 1999.

      During the second quarter of 2000, both Global Banking and Financial Services and Commercial and Retail Banking posted strong increases in earnings and revenues compared to the second quarter of 1999. Improved results in these business units were driven by strong performance in the Corporation's capital markets businesses, continued growth in many of the Corporation's core businesses, and cost savings from successful merger integration efforts. Earnings of National Financial Services, which includes the Corporation's commercial real estate lending, credit card lending, mortgage banking and student loan processing businesses, increased slightly from the same quarter a year ago, while revenues were down in the same comparison. Higher fee income and lower operating expenses in the commercial real estate unit were partially offset by the effects of the rising interest rate environment on the mortgage business.

      The following discussion by line of business focuses on the components of each of the three major business lines, and explains results in terms of their underlying businesses.

Global Banking and Financial Services
================================================================================
                                  Three months ended        Six months ended
                                       June 30                   June 30
Dollars in millions               2000         1999         2000          1999
--------------------------------------------------------------------------------
Income statement data:
  Net interest income            $   551      $   522      $ 1,085      $   982
  Noninterest income               1,321          989        3,040        1,865
  Provision                           73           70          146          137
  Noninterest expense              1,032          913        2,259        1,725
  Taxes                              307          209          686          391
--------------------------------------------------------------------------------
Net income                       $   460      $   319      $ 1,034      $   594
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets(a)              $78,476      $72,702      $82,927      $70,246
  Average loans                   47,394       43,062       46,656       42,711
  Average deposits                20,620       19,471       20,655       19,339
--------------------------------------------------------------------------------
Return on equity                      30%          22%          34%          21%
================================================================================
(a) Includes international average assets of $22 billion for the three months and six months ended June 30, 2000 and $19 billion for the three months and six months ended June 30, 1999.

      Global Banking and Financial Services includes Principal Investing, Corporate and Investment Banking, International Banking and Investment Services, as well as the Corporation's retail brokerage and investment banking subsidiaries, Quick & Reilly and Robertson Stephens, respectively. This business line earned $460 million in the second quarter of 2000, a 44% increase from the second quarter of 1999. Increased earnings for Global Banking and Financial Services were driven by capital markets and investment services revenues.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Three months ended
June 30                    2000     1999        %       2000     1999        %
Dollars in millions         Net Income       Change    Total Revenue      Change
--------------------------------------------------------------------------------
Principal Investing       $  122   $   36      239%    $  240   $   72      233%
Corporate and
   Investment Banking        102       74       38        314      300        5
International
   Banking                    88       89       (1)       441      442       --
Quick & Reilly                68       49       39        350      238       47
Investment Services           52       42       24        235      222        6
Robertson Stephens            28       29       (3)       292      237       23
--------------------------------------------------------------------------------
Total                     $  460   $  319       44%    $1,872   $1,511       24%
================================================================================

      Principal Investing provides capital and debt financing to business ventures that are predominantly privately or closely held companies. The Principal Investing business earned $122 million in the second quarter of 2000, an increase of 239% over the same quarter last year. Increased earnings were driven by realized gains on sales of investments. Principal Investing earnings are affected by the condition of equity markets, the general state of the economy and the timing of sales. Accordingly, earnings for this unit can fluctuate significantly. At June 30, 2000, the aggregate carrying value of the Principal Investing investment portfolio was $4.5 billion.

      The Corporate and Investment Banking unit, which includes specialized industry lending, institutional banking and capital markets activities, recorded earnings of $102 million in the second quarter of 2000, an increase of $28 million, or 38%, compared to the second quarter of 1999. Driving these increased earnings were higher capital markets revenues and cash management fees as well as declining levels of operating expenses associated with lower levels of employees, as merger integration efforts continued.

      The International Banking unit includes operations in Latin America and Asia, as well as foreign exchange and derivatives businesses. The largest operations are in Brazil, where the Corporation has a franchise with approximately 64 offices and approximately $8 billion of assets, and Argentina, where the Corporation has a market presence of 138 branches and approximately $10 billion of assets. Compared to the second quarter of 1999, International Banking earnings decreased slightly, driven primarily by a $5 million (after-tax) write-down of an investment in the Asia Pacific unit. Excluding this transaction, International Banking earnings increased $4 million, mainly due to favorable spreads and increased loan and deposit volumes in key Latin American markets. Average deposit balances grew $1 billion during the second quarter of 2000, while average loan balances grew $1.9 billion over the second quarter of 1999. At June 30, 2000, international mutual fund assets under management totaled $9 billion.

      Quick & Reilly, which offers brokerage, market-making and securities clearing services, earned $68 million in the second quarter of 2000, compared to $49 million in the second quarter of 1999, an increase of $19 million, or 39%. Higher brokerage and market-making revenues, which increased $90 million, or 44%, from the same quarter a year ago, were driven by increased transaction volumes in the equity markets. During the current quarter, Quick & Reilly announced several key initiatives, including wireless securities trading, free internet access for its brokerage clients, and an investment in a fast-growing Japanese online brokerage firm, all in an effort to maintain its leadership position in online brokerage services. In July 2000, Quick & Reilly announced its plan to acquire a New York Stock Exchange floor specialist.

      The Investment Services unit, which includes the Private Clients Group, Columbia Management, the Retail Investments Group and several businesses which offer retirement planning, large institutional asset management and not-for-profit investment services, earned $52 million in the second quarter of 2000, an increase of $10 million, or 24%, compared to the same period in 1999. This performance was generated by increased fees on a higher level of domestic assets under management, which grew $6 billion from June 30, 1999 to approximately $120 billion at June 30, 2000, as well as increased sales of mutual funds and annuities, which grew 42% over the same period, reflecting the continued strength of financial markets and increasing customer demand for these products.

      Robertson Stephens earned $28 million on revenues of $292 million in the second quarter of 2000, compared to net income of $29 million and revenues of $237 million in the second quarter of 1999. Increased revenues were the result of equity underwriting and higher trading volumes, focused mainly in the Internet and technology market sectors.

Commercial and Retail Banking
================================================================================
                                       Three months ended     Six months ended
                                             June 30               June 30
Dollars in millions                      2000      1999       2000        1999
--------------------------------------------------------------------------------
Income statement data:
  Net interest income                  $ 1,027    $   990    $ 2,053    $ 1,956
  Noninterest income                       385        384        756        746
  Provision                                 78         95        162        175
  Noninterest expense                      779        842      1,571      1,646
  Taxes                                    227        181        442        365
--------------------------------------------------------------------------------
Net income                             $   328    $   256    $   634    $   516
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets                       $60,982    $65,118    $62,134    $63,255
  Average loans                         51,992     52,937     52,920     51,577
  Average deposits                      74,723     78,049     76,285     77,746
--------------------------------------------------------------------------------
Return on equity                            22%        17%        21%        18%
================================================================================

      Commercial and Retail Banking includes domestic retail banking to consumer and small business customers, community development banking, and domestic commercial banking operations, which includes middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking services. Operating results reflect growth in commercial banking loan and lease portfolios, deposit pricing, cost savings and the timing of transactional items. Earnings for this unit increased $72 million, or 28%, as strong growth in the Retail Distribution and Consumer Lending units (43%) was accompanied by continued steady growth in the Commercial Finance and Commercial Banking units (13%).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Three months ended
June 30                    2000     1999         %     2000     1999        %
Dollars in millions         Net Income        Change   Total Revenue     Change
--------------------------------------------------------------------------------
Retail Distribution       $  112   $   77       45%   $  590   $  576        2%
Commercial Finance            82       74       11       246      245       --
Commercial Banking            63       54       17       255      254       --
Small Business                54       38       42       232      206       13
Consumer Lending              17       13       31        89       93       (4)
--------------------------------------------------------------------------------
Total                     $  328   $  256       28%   $1,412   $1,374        3%
================================================================================

      Retail Distribution offers consumer retail services through various delivery channels and includes consumer deposit products and direct banking services. The Corporation distributes consumer retail products and services through a network of branches, ATMs, convenient in-store branches, Internet banking and 24-hour customer call centers.

      Included in the results shown above is the Community Banking Group, which was created to function as a catalyst for wealth creation and economic development in low-and-moderate income, historically under-served, and culturally diverse markets. Community Banking plays a key leadership role in stabilizing urban and rural economies within the Corporation's footprint through a comprehensive approach to community economic development and the Community Reinvestment Act.

      During the second quarter of 2000, the Retail Distribution group divested 88 branches and their associated deposit portfolios throughout Massachusetts and Rhode Island. Retail Distribution had average deposit balances of $52.3 billion for the second quarter of 2000, a decrease of $3.9 billion from the second quarter of 1999, reflecting the effect of divestitures. Retail Distribution earned $112 million, a 45% increase over the second quarter of 1999, driven, in part, by increased spreads on deposits and lower operating expenses related to cost savings.

      Commercial Finance focuses on the asset financing needs of corporate customers. Commercial Finance earned $82 million in the second quarter of 2000, compared to $74 million a year ago, an increase of 11%. Increased advisory and syndication fees recorded in the second quarter of 2000 primarily drove these higher earnings as well as lower operating costs.

      Commercial Banking provides traditional middle-market commercial lending, government banking services, trade services, and cash management services to customers generally ranging in size from $10 million to $500 million in annual sales, as well as government banking customers. For the second quarter of 2000, this unit's average loan and deposit balances were $16 billion and $10.3 billion, respectively. Loan balances decreased $.4 billion compared to the second quarter of 1999, reflecting the divestiture of balances in the Middle Market business segment, while deposits increased $.3 billion, primarily in the Global Services unit. Commercial Banking earned $63 million in the second quarter of 2000, a 17% increase over the $54 million earned in the second quarter of 1999, primarily reflecting deposit spreads and increased cross-selling of fee-based products, as well as lower operating costs.

      The Small Business group provides a full range of financial services to businesses with annual sales up to $10 million. The Corporation is widely recognized as the leading small business lender in New England and ranks among the leaders in the Northeast. Earnings for this unit were $54 million for the second quarter of 2000, an increase of $16 million, or 42%, over the second quarter a year earlier. Higher deposit spreads and volumes, as well as fee-based revenues, drove increased earnings. Average loan balances declined slightly to $3.7 billion for the second quarter of 2000, primarily due to divestitures, but average deposit balances increased $.3 billion compared to the second quarter of 1999, to $11.8 billion for the second quarter of 2000.

      Consumer Lending offers a convenient and competitive selection of loan products to consumers. Products and services are delivered through the many types of retail distribution channels available to the Corporation's customers. The Consumer Lending business had $9.1 billion in average consumer loan balances for the second quarter of 2000, a decrease of $.7 billion from the second quarter of 1999, due to declines related to divestitures offset by growth of home equity products. Consumer Lending excludes credit card and residential mortgage products, which are managed as part of National Financial Services and Treasury, respectively. The Consumer Lending business earned $17 million in the second quarter of 2000, an increase of 31% from the prior year. Higher earnings were influenced by increased volumes of home equity lines due to aggressive promotion of those products and the strategic sales of certain loan portfolios, which created associated cost savings, lower provision for credit losses and gains on the sales.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Financial Services
================================================================================
                                  Three months ended        Six months ended
                                        June 30                  June 30
Dollars in millions                2000        1999         2000          1999
--------------------------------------------------------------------------------
Income statement data:
  Net interest income            $   148      $   185      $   320      $   408
  Noninterest income                 324          344          628          653
  Provision                           66           99          155          205
  Noninterest expense                251          280          500          550
  Taxes                               62           60          118          124
--------------------------------------------------------------------------------
Net income                       $    93      $    90      $   175      $   182
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets                 $22,235      $23,711      $22,943      $24,880
  Average loans                   14,031       14,398       14,501       14,966
  Average deposits                 4,031        4,138        3,927        4,166
--------------------------------------------------------------------------------
Return on equity                      14%          13%          13%          13%
================================================================================

      National Financial Services includes Commercial Real Estate, Credit Cards, Mortgage Banking and Student Loan Processing. National Financial Services earnings increased $3 million, or 3%, from the second quarter of 1999 to $93 million for the second quarter of 2000.

--------------------------------------------------------------------------------
Three months ended
June 30                              2000   1999     %     2000    1999      %
Dollars in millions                  Net Income   Change  Total Revenue   Change
--------------------------------------------------------------------------------
Commercial Real Estate               $ 41   $ 33     24%    $102   $100      2%
Credit Cards                           30     30     --      238    274    (13)
Mortgage Banking                       14     20    (30)      81    108    (25)
Student Loan
  Processing                            8      7     14       51     47      9
--------------------------------------------------------------------------------
Total                                $ 93   $ 90      3%    $472   $529    (11)%
================================================================================

      Commercial Real Estate earnings increased $8 million due to higher fee income and lower operating expenses. Credit Cards earned $30 million for the quarter, consistent with the prior year, as lower gross yields on portfolio balances and increased amortization of deferred acquisition costs offset higher fee revenue and improvements in credit quality. The Corporation's credit card subsidiary is the eighth largest credit card company in the nation. Fleet Mortgage, with offices located in 17 states, originated approximately $4.5 billion of loans in the second quarter of 2000 and currently services a mortgage portfolio of approximately $140 billion and 1.5 million loans. Decreased earnings in Mortgage Banking resulted from lower production revenues as mortgage interest rates continued to increase. AFSA's earnings increase reflected higher student loan processing revenues. Student loan processing, through the Corporation's AFSA subsidiary, services 7.2 million accounts nationwide and is the largest student loan servicer in the nation, with over $67 billion of loans serviced.

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

FINANCIAL CONDITION

      Total assets were $181.3 billion as of June 30, 2000, a decrease of $9.4 billion from December 31, 1999, reflecting the divestiture of approximately $7 billion of loans to Sovereign and various community banks in March and June 2000, as well as a $2.4 billion decrease in securities resulting partly from a respositioning of the bond portfolio.

      Total loans and leases at June 30, 2000 were $112.5 billion, a decrease of $7.2 billion compared to $119.7 billion at December 31, 1999. This decrease was due mainly to the aforementioned divestitures.

      Total deposits decreased $10.2 billion to $104.7 billion at June 30, 2000, primarily the result of the divestiture of approximately $8 billion of deposits to Sovereign and various community banks in March and June 2000, and a decrease in domestic retail and wholesale time deposits. Partially offsetting these decreases was an increase in international deposits.

      Short-term borrowings decreased $2.5 billion from December 31, 1999 to June 30, 2000, attributable to a decrease in federal funds purchased and securities sold under agreements to repurchase as a result of the elimination of the regulatory requirement to maintain a matched book at the Corporation's
Section 20 subsidiary. This decrease was offset in part by the increased availability and use of treasury, tax and loan borrowings.

      The $2.4 billion increase in long-term debt was due to the issuance of approximately $4.2 billion of medium-term floating rate notes, including $2.8 billion of bank notes, and $300 million of trust preferred securities. These issuances were offset, in part, by maturities of medium-term notes and the redemption of $186 million of floating-rate subordinated notes.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Corporation's investment securities portfolio plays a significant role in the management of the Corporation's balance sheet, as the liquid nature of the securities portfolio enhances the efficiency of the balance sheet. The amortized cost of securities available for sale decreased to $22.3 billion at June 30, 2000, compared to $23.4 billion at December 31, 1999. This decrease was due in part to the Corporation's repositioning of its bond portfolio. The overall valuation of securities available for sale decreased to a net unrealized (pre-tax) loss position of $327 million at June 30, 2000, primarily the result of a decline in unrealized appreciation in the market value of securities held by the Corporation's Principal Investing business. The net unrealized (pre-tax) gain related to the Principal Investing portfolio amounted to approximately $300 million at June 30, 2000.

Securities
=====================================================================================================================
                                                     June 30, 2000          March 31, 2000          Dec. 31, 1999
                                                Amortized      Market   Amortized      Market   Amortized      Market
In millions                                          Cost       Value        Cost       Value        Cost       Value
---------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies           $ 1,391     $ 1,336     $ 1,438     $ 1,388     $ 2,282     $ 2,196
  Mortgage-backed securities                       13,545      12,991      13,221      12,589      14,157      13,567
  Other debt securities                             4,616       4,590       4,471       4,469       4,850       4,853
---------------------------------------------------------------------------------------------------------------------
     Total debt securities                         19,552      18,917      19,130      18,446      21,289      20,616
---------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                        965       1,273       1,027       1,847         977       2,342
  Other equity securities                           1,824       1,824       1,706       1,706       1,173       1,173
---------------------------------------------------------------------------------------------------------------------
     Total securities available for sale           22,341      22,014      21,863      21,999      23,439      24,131
---------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity                832         834       1,084       1,084       1,081       1,081
---------------------------------------------------------------------------------------------------------------------
Total securities                                  $23,173     $22,848     $22,947     $23,083     $24,520     $25,212
=====================================================================================================================

Loans and Leases
================================================================================
                                            June 30,     March 31,      Dec. 31,
In millions                                     2000          2000          1999
--------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                 $ 53,413      $ 54,711      $ 55,184
  Commercial real estate                       7,979         7,949         7,945
  Consumer                                    24,248        29,070        30,885
  Lease financing                             12,035        10,801        10,933
--------------------------------------------------------------------------------
     Total domestic loans and leases          97,675       102,531       104,947
--------------------------------------------------------------------------------
International:
  Commercial                                  11,873        11,760        11,855
  Consumer                                     2,928         3,062         2,898
--------------------------------------------------------------------------------
     Total international loans and leases     14,801        14,822        14,753
--------------------------------------------------------------------------------
Total loans and leases                      $112,476      $117,353      $119,700
================================================================================

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

      Total loans and leases at June 30, 2000 decreased $7.2 billion from December 31, 1999. This decrease was entirely due to domestic loans and leases, which decreased $7.3 billion, or 7%, due primarily to the aforementioned divestitures of $7 billion of loans, composed of $2 billion of C&I loans and $5 billion of consumer loans, to Sovereign and various community banks in March and June 2000. The Corporation's international loan portfolio was relatively flat compared to December 31, 1999.

Consumer Loans
================================================================================
                                          June 30,      March 31,       Dec. 31,
In millions                                   2000           2000           1999
--------------------------------------------------------------------------------
Domestic:
  Residential real estate                  $ 7,091        $ 9,519        $10,881
  Home equity                                6,818          6,547          7,095
  Credit card                                3,972          5,032          5,455
  Student loans                                999          1,525          1,407
  Installment/other                          5,368          6,447          6,047
--------------------------------------------------------------------------------
     Total domestic loans                   24,248         29,070         30,885
--------------------------------------------------------------------------------
International                                2,928          3,062          2,898
--------------------------------------------------------------------------------
Total consumer loans                       $27,176        $32,132        $33,783
================================================================================

      Compared to December 31, 1999, domestic consumer loans decreased $6.6 billion to $24.2 billion at June 30, 2000. The $3.8 billion decrease in residential real estate loans from year-end was primarily the result of the divestiture of $3.5 billion of such loans during the six month period. Credit card loans declined $1.5 billion to $4 billion at June 30, 2000, mainly due to the securitization of $1.4 billion of credit card receivables during the first half of 2000. The decrease in other consumer loan categories was directly attributable to divestitures of $1.5 billion, as well as student loan sales during the period.

Cross-Border Outstandings

      In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At June 30, 2000, total cross-border outstandings were $11.7 billion, compared with $12.9 billion at December 31, 1999, which included $5.8 billion and $6.4 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to the Corporation's cross-border outstandings is included on pages 23 and 24 of its 1999 Annual Report on Form 10-K.

      In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. The Corporation manages its cross-border outstandings using country exposure limits established by the Country Exposure Committee.

      The following table details by country the Corporation's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at June 30, 2000 and December 31, 1999.

Significant Cross-Border Outstandings(a)(b)
================================================================================
                                                        June 30,       Dec. 31,
Dollars in millions                                      2000(c)        1999(c)
--------------------------------------------------------------------------------
Argentina:
   Banks                                                  $  130         $  405
   Government entities and agencies                          850          1,470
   Other                                                   1,190            795
--------------------------------------------------------------------------------
Total                                                     $2,170         $2,670
--------------------------------------------------------------------------------
Percentage of total assets                                   1.2%           1.4%
--------------------------------------------------------------------------------
Commitments(d)                                            $    8         $   12
--------------------------------------------------------------------------------
Brazil:
   Banks                                                      --         $  170
   Government entities and agencies                           --          1,540
   Other                                                      --            210
--------------------------------------------------------------------------------
Total                                                         --         $1,920
--------------------------------------------------------------------------------
Percentage of total assets                                    --            1.0%
--------------------------------------------------------------------------------
Commitments(d)                                                --         $   30
================================================================================
(a) Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives.
(b) Excluded from cross-border outstandings are local country claims funded by non-local country obligations where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country (such outstandings were $3 billion and $2.7 billion at June 30, 2000 and December 31, 1999, respectively); and claims reallocated as a result of external guarantees, cash collateral and insurance contracts primarily issued by U.S. government agencies.
(c) Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at June 30, 2000 and December 31, 1999 were approximately as follows: June 30, 2000 - Brazil-$1.6 billion; December 31, 1999-none.
(d) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.

Nonperforming Assets(a)
================================================================================
In millions                                    C&I       CRE  Consumer     Total
--------------------------------------------------------------------------------
Nonperforming loans and leases:
  Current or less than 90 days past due
      Domestic                                $401      $  2      $  6      $409
      International                              4         1        --         5
  Noncurrent
      Domestic                                 185        19        64       268
      International                             89        49        79       217
  Other real estate owned (OREO)
      Domestic                                   1        15        15        31
      International                             --        16         4        20
--------------------------------------------------------------------------------
Total NPAs-Domestic                           $587      $ 36      $ 85      $708
Total NPAs-International                        93        66        83       242
--------------------------------------------------------------------------------
Total NPAs, June 30, 2000                     $680      $102      $168      $950
--------------------------------------------------------------------------------
NPAs, March 31, 2000:
Total NPAs-Domestic                           $530      $ 34      $ 87      $651
Total NPAs-International                        94        56        85       235
--------------------------------------------------------------------------------
Total NPAs, March 31, 2000                    $624      $ 90      $172      $886
--------------------------------------------------------------------------------
NPAs, December 31, 1999:
Total NPAs-Domestic                           $436      $ 46      $ 99      $581
Total NPAs-International                        96        61       103       260
--------------------------------------------------------------------------------
Total NPAs, December 31, 1999                 $532      $107      $202      $841
================================================================================
(a) NPAs do not include loans greater than 90 days past due and still accruing interest ($271 million, $293 million and $320 million at June 30, 2000, March 31, 2000 and December 31, 1999, respectively). Included in the 90 days past due and still accruing interest amounts were $184 million, $213 million and $251 million of consumer loans at June 30, 2000, March 31, 2000 and December 31, 1999, respectively.

      Nonperforming assets (NPAs) at June 30, 2000 increased $109 million to $950 million when compared with December 31, 1999, and increased $64 million compared to March 31, 2000. The six month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans (NPLs), offset in part by $126 million of NPLs reclassified to assets held for sale by accelerated disposition during the first six months of 2000. NPAs at June 30, 2000, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .84% and
 .52%, respectively, compared to .70% and .44%, respectively, at December 31, 1999.

      Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

      The following table sets forth the status of impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status:

Impaired Loans
================================================================================
                                                         June 30,      Dec. 31,
In millions                                                  2000         1999
--------------------------------------------------------------------------------
Impaired loans with a reserve                                $614         $512
Impaired loans without a reserve                               98           60
--------------------------------------------------------------------------------
Total impaired loans                                         $712         $572
--------------------------------------------------------------------------------
Reserve for impaired loans (a)                               $236         $163
--------------------------------------------------------------------------------
Quarterly average balance of impaired loans                  $689         $524
================================================================================

(a) The reserve for impaired loans is part of the Corporation's overall reserve for credit losses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Substantially all of the impaired loans presented above were on nonaccrual status and the amount of interest income recognized on impaired loans was not significant. The Corporation had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

      At June 30, 2000, March 31, 2000 and December 31, 1999, the Corporation had assets held for sale by accelerated disposition with a net carrying value of $300 million, $498 million and $370 million, respectively, of which approximately $259 million, $320 million and $130 million, respectively, were not accruing interest. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are included in other assets in the Corporation's consolidated balance sheet.

Reserve for Credit Losses Activity
================================================================================
Six months ended June 30                                     2000         1999
Dollars in millions
--------------------------------------------------------------------------------
Balance at beginning of year                              $ 2,488      $ 2,306
Loans charged off                                            (655)        (574)
Recoveries of loans charged off                                95          151
--------------------------------------------------------------------------------
    Net charge-offs                                          (560)        (423)
Provision for credit losses                                   610          460
Divestitures/Acquisitions/Other                               (66)         172
--------------------------------------------------------------------------------
Balance at end of period                                  $ 2,472      $ 2,515
--------------------------------------------------------------------------------
Ratios of net charge-offs to average loans                    .95%         .73%
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                           2.20         2.15
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to period-end NPLs        275          374
================================================================================

      The Corporation's reserve for credit losses at June 30, 2000 decreased slightly from December 31, 1999. This decrease was the result of transfers of reserves related to divestitures, as well as reserves related to loans transferred to assets held for sale by accelerated disposition, partially offset by the provision for credit losses exceeding net charge-offs by $50 million. The provision for credit losses for the first six months of 2000 was $610 million, $150 million higher than the prior year period. Further information with respect to the Corporation's reserve for credit losses is included on pages 25-27 of its 1999 Annual Report on Form 10-K.

MARKET RISK MANAGEMENT

      Market risk is defined as the sensitivity of income to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. As discussed below, the Corporation is exposed to market risk in both its non-trading and trading activities. Further information with respect to the Corporation's management of market risk, including related policies, is included on pages 27-34 of its 1999 Annual Report on Form 10-K.

Non-trading Activities

U.S. Dollar Denominated Risk

      U.S. dollar denominated assets and liabilities comprise the majority of the Corporation's balance sheet. Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk is defined as the sensitivity of income or financial condition to variations in interest rates, and arises directly from the Corporation's core banking activities - lending, deposit gathering and loan servicing.

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The base scenario, intended to reflect market consensus, currently envisions modest additional Federal Reserve Board tightening. The limit relates to the impact of an immediate increase or decrease in the forecasted interest rates. The Corporation was in compliance with this limit at June 30, 2000. The following table reflects the estimated exposure of the Corporation's net interest income for the next 12 months due to an immediate shift in forecasted interest rates.

                                         Estimated Exposure to
                  Rate Change             Net Interest Income
                 (Basis Points)              (In millions)
            ----------------------------------------------------------
                                    June 30,    March 31,    Dec. 31,
                                        2000        2000        1999
            ----------------------------------------------------------
                      +200            $(113)       $(77)       $(58)
                      -200               88          26         (12)
            ==========================================================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management believes that the exposure of the Corporation's net interest income to modest changes in interest rates, such as the tightening by the Federal Reserve Board currently built into the base forecast scenario, is relatively insignificant. As indicated, an immediate 200 basis point increase in interest rates would tend to reduce net interest income, but by an amount that is well within corporate limits. An immediate 200 basis point decrease in interest rates would currently tend to enhance net interest income. Thus, the current balance sheet position is very modestly liability-sensitive.

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

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. The Corporation was in compliance with this limit at June 30, 2000.

      The following table reflects the Corporation's estimated EVE exposures assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular the sensitivity of hedged MSRs, to changes in interest rates can be nonlinear. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a shift in interest rates would have a much more modest impact, due partly to anticipated hedge activity.

                                   Estimated Exposure to
           Rate Change                Economic Value
          (Basis Points)               (In millions)
        --------------------------------------------------------
                           June 30,    March  31,      Dec. 31,
                               2000          2000         1999
        --------------------------------------------------------
               +200           $(941)        $(565)       $ 118
               +100            (388)         (256)          65
               -100             215            75         (539)
               -200             260          (273)      (1,457)
        ========================================================

      Estimated EVE exposures are more asymmetrical compared to the prior quarter-end and, in contrast to year-end 1999, the adverse scenario is a sharp rise rather than a sharp fall in interest rates. These changes are a direct result of interest rate risk management strategy: As Federal Reserve Board tightening of monetary policy continued in the first six months of 2000 and as the prospect of a future economic slowdown increased, the Corporation added interest rate swaps, as well as fixed rate securities, to reduce the exposure of economic value to any possible future decline in interest rates.

Non-U.S. Dollar Denominated Risk

      The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. At June 30, 2000 and December 31, 1999, the Corporation's exposure to interest rate risk in its Latin American operations was not significant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Management Instruments
====================================================================================================================================
                                                                                           Weighted
                                                                 Assets-                    Average          Weighted Average
June 30, 2000                                         Notional   Liabilities               Maturity    Fair         Rate
Dollars in millions                                      Value   Hedged                     (Years)   Value  Receive        Pay
------------------------------------------------------------------------------------------------------------------------------------
Domestic interest rate risk management instruments
Interest rate swaps:
  Receive fixed/pay variable                           $21,551   Variable-rate loans
                                                           200   Securities
                                                           630   Fixed-rate deposits
                                                            55   Short-term debt
                                                         5,027   Long-term debt
                                                       -------
                                                        27,463                                3.8    $(388)   6.69%      6.95%
                                                       -------
  Pay fixed/receive variable                                18   Fixed-rate loans
                                                       -------
                                                            18                                3.0        1    5.19       5.62
                                                       -------
  Basis swaps                                               67   Securities
                                                             7   Variable rate loans
                                                       -------
                                                            74                                5.2        1    6.07       6.65

------------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk                     27,555                                3.8     (386)   6.69%      6.95%
      management instruments
------------------------------------------------------------------------------------------------------------------------------------
International interest rate risk management
  instruments
  Interest rate swaps                                    1,386   Short-term assets and
                                                                   liabilities                  .7      --      --(a)      -- (a)
------------------------------------------------------------------------------------------------------------------------------------
  Total international interest rate risk management
     instruments                                         1,386                                  .7      --      --         --
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                    $28,941                                 3.7   $(386)   6.69%      6.95%
------------------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk management instruments
Swaps:
  Interest rate, P.O., and MBS swaps                   $ 2,912   MSRs                          2.5    $(40)   6.70%      6.49%
Options:
  Interest rate floors and options on swaps             19,035   MSRs                          4.0     218      --(b)      --(b)
  Interest rate caps                                     8,050   MSRs                          4.1     126      --(b)      --(b)
  Treasury and futures options                             400   MSRs                           .4       1      --         --
------------------------------------------------------------------------------------------------------------------------------------
  Total options                                         27,485                                 4.0     345      --         --
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights              $30,397                                 3.8    $305    6.70%      6.49%
------------------------------------------------------------------------------------------------------------------------------------
Foreign exchange risk management instruments
  Swaps                                                $ 4,772   Foreign currency denominated
                                                                   assets and liabilities        .8   $ (29)    --         --
  Spot and forward contracts                             1,236   Foreign currency denominated
                                                                   assets and liabilities        .1       6     --         --
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                       $ 6,008                                   .7   $ (23)    --         --
------------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments                      $65,346                                  3.5   $(104)  6.69%      6.90%
====================================================================================================================================

(a) These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.
(b) The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps, have weighted average strike rates of 5.91% and 7.22%, respectively.

      As of June 30, 2000, the Corporation had net deferred income of approximately $14 million relating to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest rate contracts of approximately 8 years.

      During the second quarter of 2000, net hedge losses of $3 million were deferred and recorded as adjustments to the carrying value of MSRs and related hedges. At June 30, 2000, the carrying value and fair value of the Corporation's MSRs were $3.2 billion and $3.3 billion, respectively. In connection with the Corporation's management of its MSR hedge program, the Corporation terminated (in notional amounts) $4 billion of interest rate floor and option on swap agreements and $2 billion of Treasury and futures options, and added $4 billion and $2 billion of interest rate floor and option on swap agreements and Treasury and futures options, respectively, during the second quarter of 2000. Additionally, the Corporation added $2 billion of swap contracts and $1 billion of interest rate caps, and terminated $3 billion of swap contracts and $2 billion of interest rate caps during the second quarter of 2000.

Trading Activities

      The Corporation's trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. The Corporation's price risk arises from market-making, dealing and position-taking in interest rate, currency exchange rate, equity and precious metals markets.

      The following chart presents the aggregate daily trading-related revenues, in millions of dollars, that resulted from the Corporation's combined trading activities during the first half of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          [BAR CHART REPRESENTATION OF
           DAILY TRADING-RELATED REVENUES FOR THE FIRST HALF OF 2000]

                Revenues                          Number of Days
                --------                          --------------
              (In millions)

                $(1) -  0                               4
                $ 0  -  1                               7
                $ 1  -  3                              14
                $ 3  -  5                              27
                $ 5  -  7                              25
                $ 7  -  9                              21
                $ 9  - 11                              13
                $11  - 13                              11
                $13  - 15                               6
                $15  - 17                              --
                Above $17                               2

      Trading-related revenues presented above include trading profits and commissions, foreign exchange and market-making revenue, which are all components of capital markets revenue, as well as net interest income from these trading positions. During the first half of 2000, daily trading-related revenues ranged from losses of $.9 million to profits of $18 million. The Corporation has implemented a price risk management process to limit the volatility of these daily earnings results.

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

      The VAR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity for each instrument, and a conservative view of cross-product correlations that does not reflect the full diversification benefits of positions taken across different trading businesses.

      The Corporation's aggregate daily exposure averaged $43 million during the first half of 2000, compared to $39 million during the first half of 1999. At June 30, 2000, total VAR usage measured $43 million. The Corporation did not report any day during the first half of 2000 for which total VAR usage exceeded the approved limit.

      The table below presents the Corporation's exposure with respect to its combined trading portfolio.

Value-at-Risk (VAR)
================================================================================
In millions                                        Average       High        Low
--------------------------------------------------------------------------------
Six months ended June 30, 2000                         $43        $59        $37
Six months ended June 30, 1999                          39         49         30
Year ended December 31, 1999                            38         56         27
================================================================================

      During the first half of 2000, most of the price risk in the Corporation's trading activities arose from interest rate risk, which includes directional and spread components, and averaged $22 million, or 51% of aggregate VAR. Interest rate risk arises primarily from trading activity in the domestic high yield market, the Argentine and Brazilian sovereign and high-end corporate bond markets, as well as some exposure to fixed income markets in the Asia-Pacific region.

      The contribution to the Corporation's VAR from equity trading activities during the first half of 2000 averaged $15 million, or 35% of aggregate VAR. The individual activities that generate most of these risks include the Corporation's large NYSE specialist firm, NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

      Risk from foreign exchange trading activities during the first half of 2000 remained moderate at an average of $6 million, or 14% of aggregate VAR. The majority of foreign exchange risk arises from the Corporation's Argentine and Brazilian operations.

      The following table presents the Corporation's aggregate average VAR by risk type for the periods presented. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type
================================================================================
                                                    Six months ended
                                                       June 30, 2000        1999
In millions                                                  Average     Average
--------------------------------------------------------------------------------
Interest rate risk                                               $22         $19
Equity risk                                                       15          12
Foreign exchange risk                                              6           7
--------------------------------------------------------------------------------
Aggregate price risk                                             $43         $38
================================================================================

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        [LINE GRAPH REPRESENTATION OF DAILY TRADING-RELATED REVENUES AND
VAR MEASURE WITH A ONE-DAY HOLDING PERIOD FOR THE 12 MONTHS ENDED JUNE 30, 2000]

      During the twelve months ended June 30, 2000, the daily trading-related revenues ranged from losses of $2.7 million to profits of $18 million. Over the same time period, VAR with a one-day holding period ranged from $18 million to $41 million.

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

Trading Instruments with Off-Balance Sheet Risk

      The following table represents the notional, or contractual, amount of the Corporation's off-balance sheet interest rate, foreign exchange and equity trading instruments and related credit exposure at June 30, 2000:

================================================================================
                                                 Contract or
June 30, 2000                                     Notional            Credit
In millions                                        Amount            Exposure
--------------------------------------------------------------------------------
Interest rate contracts                           $249,515            $1,378
Foreign exchange contracts                          57,345               157
Equity contracts                                     1,853               112
================================================================================

      The amounts disclosed below represent the end-of-period fair values of derivative financial instruments held or issued for trading purposes and the quarterly average aggregate fair values for those instruments:

================================================================================
                                                   Fair Value        Average
June 30, 2000                                      (Carrying          Fair
In millions                                          Amount)          Value
--------------------------------------------------------------------------------
Interest rate contracts:
  Assets                                             $1,378           $1,073
  Liabilities                                         1,403            1,102
Foreign exchange contracts:
  Assets                                                157              907
  Liabilities                                           248              947
Equity contracts:
  Assets                                                112              286
  Liabilities                                            --              154
================================================================================

      When deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of movements in currency and interest rates. The Corporation takes currency positions by funding local currency assets with dollars or by funding dollar assets with local currency liabilities. Currency positions expose the Corporation to gains or losses that depend on the relationship between currency price movements and interest rate differentials. These positions are subject to limits established by the Market Risk Committee. The majority of the Corporation's foreign exchange risk is generated by its operations in Argentina and Brazil. The following table represents the Corporation's currency positions in Argentina and Brazil at June 30, 2000 and December 31, 1999, respectively.

Currency Positions

                                        June 30, 2000          Dec. 31, 1999
                                    Quarter-   Quarterly    Quarter-   Quarterly
In millions                              End     Average         End     Average
--------------------------------------------------------------------------------
Argentina(a)                            $261        $370        $297        $333
Brazil(b)                                 94          11          35          19
================================================================================
(a) Positions represent local currency assets funded by U.S. dollars for both periods presented.
(b) June 30, 2000 quarter-end position represents dollar assets funded by local currency liabilities; June 30, 2000 quarterly average and December 31, 1999 positions represent local currency assets funded by U.S. dollars.

      To date, the Corporation's currency positions have been liquid in nature, and management has been able to close and re-open these positions as necessary.

Liquidity Risk Management

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

      At June 30, 2000, the parent company had commercial paper outstanding of $1.7 billion, compared with $1.6 billion at December 31, 1999. The parent company had excess funds at June 30, 2000 of $1.1 billion compared to $1.5 billion at December 31, 1999. The parent company has backup lines of credit totaling $1 billion to ensure funding is not interrupted if commercial paper is not available. At June 30, 2000 and December 31, 1999, the parent company had no outstanding balances under these lines of credit.

      At June 30, 2000, the parent company had $3.7 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the Securities and Exchange Commission (the
SEC). Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

Capital Management

Capital Ratios
================================================================================
                                       June 30,        Dec. 31,        June 30,
                                           2000            1999            1999
--------------------------------------------------------------------------------
Risk-adjusted assets
  (in millions)                     $   189,322     $   189,488     $   182,223
Tier 1 risk-based capital ratio
  (4% minimum)                             7.36%           6.82%           7.14%
Total risk-based capital ratio
  (8% minimum)                            11.66           11.50           11.45
Leverage ratio(a)                          7.66            6.81            7.02
Common equity-to-assets
   ratio                                   8.08            7.66            7.64
Total equity-to-assets ratio               8.39            8.03            8.02
Tangible common equity-
  to-assets ratio                          6.04            5.60            5.51
Tangible common equity-to-
  managed assets ratio                     5.61            5.20            5.13
Tangible total equity-to-
  assets ratio                             6.36            5.97            5.89
================================================================================
(a) The Corporation was subject to a 3% minimum at June 30, 2000 and December 31, 1999, and a 4% minimum at June 30, 1999.

      At June 30, 2000, the Corporation exceeded all regulatory required minimum capital ratios, as the Corporation's Tier 1 and Total risk-based capital ratios were 7.36% and 11.66%, respectively, compared with 6.82% and 11.50%, respectively, at December 31, 1999. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.66% at June 30, 2000 compared with 6.81% at December 31, 1999.

      On June 30, 2000, the Corporation issued $300 million of trust preferred securities. These securities qualify as Tier 1 capital. On May 31, 2000, the Corporation redeemed its $186 million floating-rate subordinated notes due 2001. On April 18, 2000, the Corporation's Board approved a plan to repurchase up to $2 billion of the Corporation's common stock from time to time, as market conditions permit. On January 15, 2000, the Corporation redeemed all of the outstanding shares of its 9.35% cumulative preferred stock at its aggregate carrying value of $125 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties, including, but not limited to, changes in general political and economic conditions, either domestically or internationally or in the states in which the Corporation conducts its business; interest rate and currency fluctuations; competitive product and pricing pressures within the Corporation's market; equity and bond market fluctuations and perceptions; the level of personal and corporate customers' bankruptcies; inflation; technological changes, including the impact of the Internet; lower than expected cost savings or higher than expected costs associated with acquisitions and integrations of acquired businesses, including the BankBoston merger; greater than expected negative impact of required divestitures in connection with the BankBoston merger; adverse legislation or regulatory developments affecting the businesses in which the Corporation is engaged; as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the SEC.

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

      The Corporation intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this Standard may cause volatility in the income statement as well as the equity section of the balance sheet. The impact of this Standard will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Corporation as of January 1, 2001. The Corporation has not completed the complex analysis required to assess the impact that this Standard will have on its financial position and results of operations.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

================================================================================================
Three months ended June 30                                                        2000      1999
Dollars in millions, except per share amounts
------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans and leases                                        $2,763    $2,584
   Interest on securities and trading assets                                       450       441
   Other                                                                           148       206
------------------------------------------------------------------------------------------------
    Total interest income                                                        3,361     3,231
------------------------------------------------------------------------------------------------
Interest expense:
   Deposits of domestic offices                                                    587       594
   Deposits of international offices                                               297       268
   Short-term borrowings                                                           288       293
   Long-term debt                                                                  446       326
   Other                                                                            72        48
------------------------------------------------------------------------------------------------
    Total interest expense                                                       1,690     1,529
------------------------------------------------------------------------------------------------
Net interest income                                                              1,671     1,702
------------------------------------------------------------------------------------------------
Provision for credit losses                                                        310       241
------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                            1,361     1,461
------------------------------------------------------------------------------------------------
Noninterest income:
   Capital markets revenue                                                         813       503
   Investment services revenue                                                     426       390
   Banking fees and commissions                                                    356       370
   Credit card revenue                                                             169       187
   Processing-related revenue                                                      150       157
   Gains on branch divestitures and sales of businesses                            313        50
   Other                                                                           131        94
------------------------------------------------------------------------------------------------
    Total noninterest income                                                     2,358     1,751
------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                            1,148     1,126
   Occupancy                                                                       137       143
   Equipment                                                                       146       126
   Intangible asset amortization                                                    87        85
   Legal and other professional                                                     83        71
   Marketing and public relations                                                   71        67
   Other                                                                           551       463
------------------------------------------------------------------------------------------------
    Total noninterest expense                                                    2,223     2,081
------------------------------------------------------------------------------------------------
Income before income taxes                                                       1,496     1,131
Applicable income taxes                                                            649       431
------------------------------------------------------------------------------------------------
Net income                                                                      $  847    $  700
================================================================================================

Diluted weighted average common shares outstanding (in millions)                 922.0     946.9
Net income applicable to common shares                                          $  837    $  685
Basic earnings per share                                                           .93       .74
Diluted earnings per share                                                         .91       .72
Dividends declared                                                                 .30       .27
================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

================================================================================================
Six months ended June 30                                                          2000      1999
Dollars in millions, except per share amounts
------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans and leases                                        $5,557    $5,177
   Interest on securities and trading assets                                       885       844
   Other                                                                           380       359
------------------------------------------------------------------------------------------------
    Total interest income                                                        6,822     6,380
------------------------------------------------------------------------------------------------
Interest expense:
   Deposits of domestic offices                                                  1,188     1,207
   Deposits of international offices                                               593       553
   Short-term borrowings                                                           650       553
   Long-term debt                                                                  870       610
   Other                                                                           142        87
------------------------------------------------------------------------------------------------
    Total interest expense                                                       3,443     3,010
------------------------------------------------------------------------------------------------
Net interest income                                                              3,379     3,370
------------------------------------------------------------------------------------------------
Provision for credit losses                                                        610       460
------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                            2,769     2,910
------------------------------------------------------------------------------------------------
Noninterest income:
   Capital markets revenue                                                       1,871       900
   Investment services revenue                                                     925       746
   Banking fees and commissions                                                    715       716
   Credit card revenue                                                             329       349
   Processing-related revenue                                                      306       311
   Gains on branch divestitures and sales of businesses                            679        50
   Other                                                                           254       237
------------------------------------------------------------------------------------------------
    Total noninterest income                                                     5,079     3,309
------------------------------------------------------------------------------------------------
Noninterest expense:
   Employee compensation and benefits                                            2,573     2,142
   Occupancy                                                                       297       282
   Equipment                                                                       292       256
   Intangible asset amortization                                                   175       171
   Legal and other professional                                                    165       138
   Marketing and public relations                                                  143       129
   Other                                                                         1,090       898
------------------------------------------------------------------------------------------------
    Total noninterest expense                                                    4,735     4,016
------------------------------------------------------------------------------------------------
Income before income taxes                                                       3,113     2,203
Applicable income taxes                                                          1,309       842
------------------------------------------------------------------------------------------------
Net income                                                                      $1,804    $1,361
================================================================================================

Diluted weighted average common shares outstanding (in millions)                 920.7     944.7
Net income applicable to common shares                                          $1,785    $1,330
Basic earnings per share                                                          1.98      1.45
Diluted earnings per share                                                        1.94      1.41
Dividends declared                                                                 .60       .54
================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

============================================================================================================
                                                                                     June 30,  December 31,
Dollars in millions, except per share amounts                                            2000          1999
------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest-bearing deposits                                  $   9,597     $  10,627
Federal funds sold and securities purchased under agreements to resell                  2,647         2,353
Trading assets                                                                          8,199         7,849
Securities (market value: $22,848 and $25,212)                                         22,846        25,212
Loans and leases                                                                      112,476       119,700
Reserve for credit losses                                                              (2,472)       (2,488)
------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                  110,004       117,212
------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                3,158         3,003
Mortgages held for resale                                                               1,087         1,244
Premises and equipment                                                                  2,689         2,794
Mortgage servicing rights                                                               3,170         3,325
Intangible assets                                                                       3,935         4,164
Other assets                                                                           13,927        12,909
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 181,259     $ 190,692
------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Domestic:
    Noninterest bearing                                                             $  23,977     $  24,773
    Interest bearing                                                                   62,413        73,428
  International:
    Noninterest bearing                                                                 1,649         1,532
    Interest bearing                                                                   16,653        15,163
------------------------------------------------------------------------------------------------------------
     Total deposits                                                                   104,692       114,896
------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase              6,299         9,529
Other short-term borrowings                                                             9,279         8,577
Trading liabilities                                                                     3,478         3,807
Due to brokers/dealers                                                                  4,773         4,468
Long-term debt                                                                         27,733        25,349
Accrued expenses and other liabilities                                                  9,788         8,759
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                166,042       175,385
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
Preferred stock                                                                           566           691
Common stock, par value $.01 (917,508,406 shares issued in 2000 and
   917,061,055 shares issued in 1999)                                                       9             9
Common surplus                                                                          4,134         4,150
Retained earnings                                                                      11,376        10,129
Accumulated other comprehensive income                                                   (209)          387
Treasury stock, at cost (15,309,328 shares in 2000 and 1,401,453 shares in 1999)         (659)          (59)
------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        15,217        15,307
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 181,259     $ 190,692
============================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

====================================================================================================================================
                                                                                                Accumulated
                                                                                                      Other
Six months ended June 30                       Preferred      Common     Common    Retained   Comprehensive    Treasury
Dollars in millions, except per share amounts      Stock       Stock    Surplus    Earnings   Income/(Loss)       Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
1999
Balance at December 31, 1998                        $691         $ 9     $4,706      $9,210          $   95       $(507)    $14,204
Net income                                                                            1,361                                   1,361
Other comprehensive income, net of taxes:
  Adjustment to unrealized gain on securities
    available for sale, net of taxes and
    reclassification adjustment                                                                        (325)
  Change in translation adjustment, net of taxes                                                         12
                                                                                                     ------
    Other comprehensive income                                                                         (313)                   (313)
                                                                                                                            -------
Total comprehensive income                                                                                                    1,048
Cash dividends declared on common stock
  ($.54 per share)                                                                     (307)                                   (307)
Cash dividends declared by pooled company prior
  to merger                                                                            (190)                                   (190)
Cash dividends declared on preferred stock                                              (25)                                    (25)
Common stock issued in connection with dividend
  reinvestment and employee benefit plans                                    42         (37)                         85          90
Treasury stock purchased                                                                                            (24)        (24)
Other, net                                                                    2          (3)                         (2)         (3)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                            $691         $ 9     $4,750     $10,009          $ (218)      $(448)    $14,793
------------------------------------------------------------------------------------------------------------------------------------

2000
Balance at December 31, 1999                        $691         $ 9     $4,150     $10,129          $  387        $(59)    $15,307
Net income                                                                            1,804                                   1,804
Other comprehensive income, net of taxes:
  Adjustment to unrealized gain on securities
    available for sale, net of taxes and
    reclassification adjustment                                                                        (601)
  Change in translation adjustment, net of taxes                                                          5
                                                                                                     ------
    Other comprehensive income                                                                         (596)                   (596)
                                                                                                                            -------
Total comprehensive income                                                                                                    1,208
Cash dividends declared on common stock
   ($.60 per share)                                                                    (541)                                   (541)
Cash dividends declared on preferred stock                                              (19)                                    (19)
Common stock issued in connection with dividend
  reinvestment and employee benefit plans                                    (6)         3                           79          76
Redemption of preferred stock                       (125)                                                                      (125)
Settlement of forward purchase contracts                                                                           (679)       (679)
Other, net                                                                  (10)                                                (10)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                            $566         $ 9     $4,134     $11,376          $ (209)      $(659)    $15,217
====================================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

=================================================================================================================
Six months ended June 30                                                                       2000         1999
In millions
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                                 $  1,804     $  1,361
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                                       291          218
  Amortization of mortgage servicing rights                                                     188          174
  Amortization of other intangible assets                                                       175          171
  Provision for credit losses                                                                   610          460
  Deferred income tax expense                                                                   320          256
  Securities losses                                                                              51            4
  Gains on branch divestitures and sales of businesses                                         (679)         (50)
Originations and purchases of mortgages held for resale                                      (7,143)     (18,195)
Proceeds from sales of mortgages held for resale                                              7,300       20,882
Increase in trading assets                                                                     (350)        (808)
(Decrease)/increase in trading liabilities                                                     (329)         298
(Increase)/decrease in due from brokers/dealers                                                (155)       1,156
Decrease/(increase) in accrued receivables, net                                                 187         (331)
Increase/(decrease) in due to brokers/dealers                                                   305         (200)
Increase/(decrease) in accrued liabilities, net                                               1,429          (45)
Other, net                                                                                   (2,242)        (295)
-----------------------------------------------------------------------------------------------------------------
     Net cash flow provided by operating activities                                           1,762        5,056
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net increase in federal funds sold and securities purchased under agreements to resell         (294)      (3,712)
Purchases of securities available for sale                                                   (5,276)      (8,891)
Proceeds from sales of securities available for sale                                          5,445        4,609
Proceeds from maturities of securities available for sale                                     1,080        2,749
Purchases of securities held to maturity                                                       (406)        (577)
Proceeds from maturities of securities held to maturity                                         650          781
Net cash and cash equivalents paid for businesses acquired                                       --         (613)
Proceeds from sale of loan portfolio by banking subsidiary                                    1,400          400
Net increase in loans and leases                                                             (1,927)        (305)
Net cash and cash equivalents received from branch divestitures and sales of businesses         313           50
Purchases of premises and equipment                                                            (287)        (240)
Purchases of mortgage servicing rights                                                          (79)        (472)
-----------------------------------------------------------------------------------------------------------------
     Net cash flow provided by/(used in) investing activities                                   619       (6,221)
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                                     (1,971)      (2,798)
Net (decrease)/increase in short-term borrowings                                             (2,528)          21
Proceeds from issuance of long-term debt                                                      5,091        3,640
Repayments of long-term debt                                                                 (2,707)        (648)
Proceeds from the issuance of common stock                                                       76           90
Repurchase of common stock                                                                       --          (24)
Settlement of forward purchase contracts                                                       (679)          --
Redemption of preferred stock                                                                  (125)          --
Cash dividends paid                                                                            (564)        (523)
-----------------------------------------------------------------------------------------------------------------
     Net cash flow used in financing activities                                              (3,407)        (242)
-----------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                                   (4)         (57)
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (1,030)      (1,464)
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                             10,627       10,941
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $  9,597     $  9,477
=================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1. BASIS OF PRESENTATION

      The unaudited interim consolidated financial statements of FleetBoston Financial Corporation (the Corporation) included herein have been prepared on a basis consistent with the audited consolidated financial statements of the Corporation included in its 1999 Annual Report on Form 10-K, and should be read in conjunction with that report. Prior period financial statements have been restated to give retroactive effect to the merger with BankBoston Corporation (BankBoston) completed in October 1999, which was accounted for as a pooling of interests. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information presented herein have been made. Certain prior period amounts have been reclassified to conform to current period classifications.

NOTE 2. MERGER AND DIVESTITURE ACTIVITIES

      In connection with the BankBoston merger, the Corporation recorded merger- and restructuring-related charges and merger integration costs of $850 million and $102 million, respectively, during the fourth quarter of 1999. The Corporation incurred an additional $87 million of merger integration costs during the second quarter of 2000 and $187 million of such costs during the first half of 2000. These charges and costs are more fully discussed in Note 5.

      In connection with obtaining regulatory approvals for the merger, the Corporation signed definitive agreements to divest approximately $13 billion of deposits and $9 billion of loans. The Corporation completed two major phases of its divestiture plan in March 2000 and June 2000, divesting $8 billion of deposits and $7 billion of loans and 178 branches in Massachusetts, Connecticut and Rhode Island to Sovereign Bancorp (Sovereign) and various community banks. In connection with these divestitures, the Corporation recorded a $679 million ($336 million after-tax) gain. The remaining divestiture to Sovereign was completed in July, and additional divestitures to various community banks will be completed during the second half of 2000.

NOTE 3. LOANS AND LEASES

      The following table presents details of loan and lease financing balances:

================================================================================
                                                       June 30,         Dec. 31,
In millions                                                2000             1999
--------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                            $ 53,413         $ 55,184
  Commercial real estate                                  7,979            7,945
  Residential real estate                                 7,091           10,881
  Credit card                                             3,972            5,455
  Other consumer                                         13,185           14,549
  Lease financing                                        12,035           10,933
--------------------------------------------------------------------------------
Total domestic loans and leases                          97,675          104,947
--------------------------------------------------------------------------------
International loans and leases                           14,801           14,753
--------------------------------------------------------------------------------
Total loans and leases                                 $112,476         $119,700
================================================================================

NOTE 4. RESERVE FOR CREDIT LOSSES

      An analysis of the reserve for credit losses follows:

================================================================================
Six months ended June 30                                   2000             1999
In millions
--------------------------------------------------------------------------------
Balance at beginning of year                            $ 2,488          $ 2,306
Gross charge-offs:
  Domestic:
     Commercial and industrial                              339              175
     Commercial real estate                                   4               12
     Residential real estate                                  2                4
     Credit card                                            159              205
     Other consumer                                          56               76
     Lease financing                                         15               13
  International                                              80               89
--------------------------------------------------------------------------------
Total gross charge-offs                                     655              574
--------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial                               28               39
     Commercial real estate                                   5               10
     Residential real estate                                  1                2
     Credit card                                             17               18
     Other consumer                                          19               19
     Lease financing                                          3                2
  International                                              22               61
--------------------------------------------------------------------------------
Total recoveries                                             95              151
--------------------------------------------------------------------------------
Net charge-offs                                             560              423
Provision for credit losses                                 610              460
Divestitures/Acquisitions/Other                             (66)             172
--------------------------------------------------------------------------------
Balance at end of period                                $ 2,472          $ 2,515
================================================================================

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 5. MERGER- AND RESTRUCTURING-RELATED CHARGES

      In the fourth quarter of 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with its merger with BankBoston, composed of $383 million of merger-related charges and $467 million of restructuring charges. In addition to the merger- and restructuring-related charges, the Corporation incurred $102 million of integration costs. These integration costs, which are being expensed as incurred, resulted from the merger integration process the Corporation began in the fourth quarter of 1999 and expects to complete by the end of 2000. The Corporation incurred an additional $100 million and $87 million of such costs during the first and second quarters of 2000, respectively.

Restructuring-Related Charges

      Of the $467 million charge, $357 million related to personnel, $77 million related to technology and operations, $28 million related to facilities and $5 million related to other restructuring expenses. Management expects to complete implementation of the restructuring plan by the end of 2000.

      Personnel-related costs of $357 million related to severance, benefit program changes and outplacement services for approximately 4,000 employees that the Corporation identified in 1999 for termination in connection with the restructuring, principally as a result of duplicate functions within the combined company. Substantially all of the affected employees will have been notified by September 30, 2000. The Corporation anticipates that approximately 94% of terminated employees will have left the Corporation by the end of the third quarter of 2000, and that substantially all of the remaining employees will have left the Corporation by December 31, 2000. During the second quarter of 2000, $47 million of personnel benefits were paid, bringing total personnel benefits paid through June 30, 2000 to $118 million. To date, approximately 2,550 employees have been terminated and have left the Corporation.

      Technology and operations costs of $77 million included $37 million of liabilities incurred for contract cancellation penalties resulting from duplicate or incompatible systems, and $40 million of write-offs of certain capitalized assets, including business projects in process that will not be completed by the Corporation, and losses incurred from the write-off of computer hardware and software held for disposition. During the second quarter of 2000, $6 million in contract cancellation penalties were paid, bringing total contract cancellation penalties paid to date to $27 million.

      Facilities charges of $28 million represented the present value of future lease obligations and lease cancellation penalties recorded in connection with vacating duplicate headquarters, banking operations facilities and branch offices. During the second quarter of 2000, approximately $1 million in facilities charges were paid.

      The following table presents activity in the restructuring-related accrual during the six months ended June 30, 2000.

Restructuring Accrual Activity
================================================================================
In millions
--------------------------------------------------------------------------------
Balance at December 31, 1999                                              $ 387
Cash payments                                                              (107)
--------------------------------------------------------------------------------
Balance at June 30, 2000                                                  $ 280
================================================================================

Integration Costs

      Integration costs, which are being expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. Certain assets, principally computer hardware and software, banking operations and administrative facilities, will be used during 2000 until the integration of computer systems and banking operations has been completed, and will then be disposed. Approximately $25 million of the total integration costs incurred in the second quarter of 2000, and approximately $62 million in the first six months of 2000, related to the incremental depreciation on those assets, which was calculated based on the assets' shortened useful lives, over the depreciation that would otherwise have been recorded.

NOTE 6. TRUST PREFERRED SECURITIES

      The Corporation has ten statutory business trusts, of which the Corporation owns all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation.

      The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Corporation, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. The Corporation fully and unconditionally guarantees each trust's obligations under the trust preferred securities.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

      A summary of the trust preferred securities issued and outstanding at June 30, 2000 and December 31, 1999 follows. These trust preferred securities are included in long-term debt in the accompanying consolidated balance sheet.

                                                                                                                         Liquidation
                             Amount Outstanding                                     Earliest               Distribution   Preference
                      June 30, 2000   Dec. 31, 1999    Original                   Prepayment      Stated        Payment    per Trust
                                (In millions)        Issue Date            Rate  Option Date    Maturity      Frequency     Security
====================================================================================================================================
BankBoston Capital
 Trust I                      $ 250           $ 250    11/26/96           8.25%   12/15/2006  12/15/2026  semi-annually       $1,000
Fleet Capital Trust I            84              84      2/4/97           8.00%    4/15/2001   2/15/2027      quarterly           25
BankBoston Capital
 Trust II                       250             250    12/10/96           7.75%   12/15/2006  12/15/2026  semi-annually        1,000
Fleet Capital Trust II          250             250    12/11/96           7.92%   12/15/2006  12/11/2026  semi-annually        1,000
BankBoston Capital
 Trust III                      248             248      6/4/97  LIBOR +   .75%    6/15/2007   6/15/2027      quarterly        1,000
Fleet Capital Trust III         120             120     1/29/98           7.05%    3/31/2003   3/31/2028      quarterly           25
BankBoston Capital
 Trust IV                       247             247      6/8/98  LIBOR +   .60%    6/08/2003   6/08/2028      quarterly        1,000
Fleet Capital Trust IV          150             150     4/28/98           7.17%    3/31/2003   3/31/2028      quarterly           25
Fleet Capital Trust V           250             250    12/18/98  LIBOR +  1.00%   12/18/2003  12/18/2028      quarterly        1,000
Fleet Capital Trust VI          300              --     6/30/00           8.80%    6/30/2005   6/30/2030      quarterly           25
------------------------------------------------------------------------------------------------------------------------------------
Total trust securities       $2,149          $1,849
====================================================================================================================================

      All of the trust preferred securities may be prepaid at the option of the trusts, in whole or in part, on or after the prepayment option dates listed above. At June 30, 2000, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust preferred securities were 7.56%, 7.39% and 7.78%, respectively.

NOTE 7. LINE OF BUSINESS INFORMATION

      Information about the Corporation's operating segments for the quarters and six months ended June 30, 2000 and 1999 is included in the "Line of Business Information" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 8-12) of this Form 10-Q.

NOTE 8. EARNINGS PER SHARE

A summary of the Corporation's calculation of earnings per common share follows:

=====================================================================================================================
Three months ended June 30                                       2000                               1999
---------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts           BASIC            DILUTED            BASIC            DILUTED
---------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        901,936,876        901,936,876       921,100,431       921,100,431
Additional shares due to:
  Stock options                                            --          8,216,052                --        13,195,564
  Warrants                                                 --         11,834,503                --        12,625,580
---------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           901,936,876        921,987,431       921,100,431       946,921,575
=====================================================================================================================
Earnings per share:
Net income                                               $847               $847             $ 700             $ 700
Less preferred stock dividends and other                  (10)               (10)              (15)              (15)
---------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders              $837               $837             $ 685             $ 685
=====================================================================================================================

Total equivalent shares                           901,936,876        921,987,431       921,100,431       946,921,575
=====================================================================================================================

Earnings per share                                      $ .93              $ .91             $ .74             $ .72
=====================================================================================================================

Six months ended June 30                                      2000                                 1999
---------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts       BASIC             DILUTED            BASIC            DILUTED
---------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        902,921,401        902,921,401       920,081,652       920,081,652
Additional shares due to:
  Stock options                                            --          6,578,724                --        11,997,552
  Warrants                                                 --         11,249,023                --        12,644,496
---------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           902,921,401        920,749,148       920,081,652       944,723,700
=====================================================================================================================
Earnings per share:
Net income                                             $1,804             $1,804            $1,361            $1,361
Less preferred stock dividends and other                  (19)               (19)              (31)              (31)
---------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders            $1,785             $1,785            $1,330            $1,330
=====================================================================================================================

Total equivalent shares                           902,921,401        920,749,148       920,081,652       944,723,700
=====================================================================================================================

Earnings per share                                     $ 1.98             $ 1.94             $1.45             $1.41
=====================================================================================================================

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

NOTE 10. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure
================================================================================
Six months ended June 30                                     2000          1999
In millions
--------------------------------------------------------------------------------
Supplemental disclosure for cash paid
 during the period for:
    Interest                                              $ 3,663       $ 2,928
    Income taxes, net of refunds                              866           593
--------------------------------------------------------------------------------
Assets acquired and liabilities assumed in
 business combinations:
    Assets acquired, net of cash and cash
       equivalents received                                    --         6,073
    Net cash and cash equivalents paid                         --          (613)
    Liabilities assumed                                        --         5,460
--------------------------------------------------------------------------------
Divestitures:
    Assets sold                                             7,897            --
    Net cash received for divestitures                        313            --
    Liabilities sold                                        8,263            --
================================================================================

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit Index

     Exhibit
     Number

      10(a) Amendment, effective as of July 1, 2000, to the Directors Deferred Compensation and Stock Unit Plan.

      10(b) Letter Agreement, dated as of May 24, 2000, between the Corporation and Henrique C. Meirelles.

      12      Computation of Consolidated Ratios of Earnings to Fixed Charges

      27      June 30, 2000 Financial Data Schedule

      27(a)   June 30, 1999 Restated Financial Data Schedule

(b)   Current Reports on Form 8-K

      The Corporation filed four Current Reports on Form 8-K during the period from April 1, 2000 to the date of the filing of this report.

      - Current Report on Form 8-K dated April 13, 2000, announcing the Corporation's first quarter 2000 earnings.

      - Current Report on Form 8-K dated June 2, 2000, reporting the establishment of a $3 billion medium-term note program under the Corporation's shelf registration statement.

      - Current Report on Form 8-K dated June 30, 2000, reporting the sale of $300 million of 8.80% Trust Originated Preferred Securities of Fleet Capital Trust VI, a subsidiary trust of the Corporation, under the Corporation's shelf registration statement.

      - Current Report on Form 8-K dated July 17, 2000, announcing the Corporation's second quarter 2000 earnings.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FleetBoston Financial Corporation
                                  (Registrant)


                             /s/ Eugene M. McQuade
                             ---------------------
                                Eugene M. McQuade
                                Vice Chairman and
                             Chief Financial Officer

DATE: August 11, 2000