Form 10-Q
period 2000-09-30
FLEETBOSTON FINANCIAL CORP
filed 2000-11-14
CIK 50341

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2000

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

                                   YES |X|  NO |_|

The number of shares of common stock of the Registrant outstanding as of October 31, 2000 was 905,079,861.

                        FLEETBOSTON FINANCIAL CORPORATION
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2000
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                          PAGE
PART I. FINANCIAL INFORMATION

      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            3

      Consolidated Statements of Income
           Three months ended September 30, 2000 and 1999                  22
           Nine months ended September 30, 2000 and 1999                   23

      Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999                       24

      Consolidated Statements of Changes in Stockholders' Equity
           Nine months ended September 30, 2000 and 1999                   25

      Consolidated Statements of Cash Flows
           Nine months ended September 30, 2000 and 1999                   26

      Condensed Notes to Consolidated Financial Statements                 27

PART II. OTHER INFORMATION                                                 31

SIGNATURES                                                                 32

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 and the 1999 Annual Report on Form 10-K of FleetBoston Financial Corporation (the Corporation). All prior period information included in this discussion and analysis has been restated to give retroactive effect to the Corporation's merger with BankBoston Corporation (BankBoston), which was completed in October 1999 and accounted for as a pooling of interests. Certain prior period amounts have been reclassified to conform to current period classifications.

      On October 1, 2000, the Corporation entered into a definitive agreement to acquire Summit Bancorp. (Summit), a New Jersey-based financial services company with approximately $39.5 billion in assets and approximately $3 billion in stockholders' equity at September 30, 2000. Under the terms of the agreement, Summit stockholders will receive 1.02 shares of the Corporation's common stock for each share of Summit common stock. The merger, which is subject to Summit stockholder and regulatory approvals, is anticipated to close in the first quarter of 2001, and is expected to be accounted for as a pooling of interests. Additional information with respect to this merger is included in Note 2 to the Financial Statements.

FINANCIAL SUMMARY
=====================================================================================
                                     Three months                 Nine months
Dollars in millions,                ended Sept. 30              ended Sept. 30
except per share amounts         2000           1999          2000           1999
-------------------------------------------------------------------------------------
Earnings
Net interest income
  (FTE)(a)                   $  1,601       $  1,714       $  5,010       $  5,111
Noninterest income              2,150          1,692          7,230          5,001
Noninterest expense             2,047          2,016          6,781          6,032
Provision for credit
  losses                          300            228            911            688
Net income                        841            711          2,645          2,072
-------------------------------------------------------------------------------------
Per Common Share
Basic earnings               $    .92       $    .76       $   2.90       $   2.20
Diluted earnings                  .90            .74           2.84           2.15
Cash dividends declared           .30            .27            .90            .81
Book value                      16.56          16.01          16.56          16.01
-------------------------------------------------------------------------------------
Ratios
Return on average assets         1.88%          1.50%          1.88%          1.47%
Return on average common
  equity                        22.41          19.55          24.22          19.42
Total equity to assets
  (period-end)                   8.68           8.34           8.68           8.34
Tangible common
  equity to assets               6.30           5.81           6.30           5.81
Tier 1 risk-based capital
   ratio                         7.61           7.14           7.61           7.14
Total risk-based capital
   ratio                        11.93          11.28          11.93          11.28
Leverage ratio                   7.90           7.21           7.90           7.21
-------------------------------------------------------------------------------------
At September 30
Total assets                 $179,093       $185,295       $179,093       $185,295
Loans and leases              111,097        119,772        111,097        119,772
Deposits                       98,850        113,184         98,850        113,184
Stockholders' equity           15,550         15,457         15,550         15,457
Nonperforming assets            1,025            786          1,025            786
==================================================================================

(a) The fully taxable equivalent (FTE) adjustment included in net interest in-come was $16 million and $14 million for the three months ended Sep-tember 30, 2000 and 1999, respectively, and $46 million and $41 million for the nine months ended September 30, 2000 and 1999, respectively.

      The Corporation recorded net income of $841 million, or $.90 per diluted share, for the quarter ended September 30, 2000, compared to $711 million, or $.74 per diluted share, for the third quarter of 1999. Return on average assets
(ROA) and return on average common equity (ROE) were 1.88% and 22.41%, respectively, for the third quarter of 2000, compared to 1.50% and 19.55%, respectively, for the third quarter of 1999. Net income for the first nine months of 2000 was $2.6 billion, or $2.84 per diluted share, compared to $2.1 billion, or $2.15 per diluted share, for the first nine months of 1999. ROA and ROE were 1.88% and 24.22%, respectively, for the nine months ended September 30, 2000 and 1.47% and 19.42%, respectively, for the 1999 period.

      The third quarter of 2000 included a gain of $164 million ($84 million after-tax) resulting from the Corporation's July and August 2000 divestitures of 134 branches in Massachusetts, Connecticut, and New Hampshire, and approximately $2 billion of loans and $5 billion of deposits, to Sovereign Bancorp (Sovereign) and various community banks. These divestitures were part of the Corporation's overall divestiture plan, which was agreed to in connection with obtaining regulatory approvals for the BankBoston merger. During the first nine months of 2000, the Corporation completed the divestiture of 312 branches, approximately $9 billion of loans and approximately $13 billion of deposits, and recorded gains of $843 million ($420 million after-tax). The Corporation has substantially completed its planned divestitures, and expects to complete the remaining divestiture of three branches during the fourth quarter of 2000. In connection with its divestitures to Sovereign, the Corporation expects to receive a deferred payment of approximately $196 million from Sovereign during 2001.

      The third quarter results also included approximately $40 million ($25 million after-tax) of merger integration costs incurred in connection with integration efforts following the BankBoston merger. These merger integration costs are expensed as incurred. Since the completion of the merger, the Corporation has incurred cumulative integration costs of approximately $329 million ($190 million after-tax), including $227 million ($137 million after-tax) in the first nine months of 2000. The Corporation does not anticipate incurring any additional integration costs in connection with the BankBoston merger.

      Excluding the divestiture gain and merger integration costs, operating net income for the third quarter of 2000 was $782 million, or $.84 per diluted share, a 10% increase over net income of $711 million and a 13.5% increase over diluted earnings per share of $.74 in the third quarter of 1999. Operating net income for the first nine months of 2000 was $2.4 billion, or $2.53 per diluted share, a 14% increase compared to net income of $2.1 billion and an 18% increase over diluted earnings per share of $2.15, for the first nine months of 1999. These increases were largely the result of strong growth in capital markets and investment services revenues from the Corporation's Principal Investing

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business, Robertson Stephens and Quick & Reilly.

RESULTS OF OPERATIONS

Net Interest Income
==================================================================
                              Three months         Nine months
FTE basis                    ended Sept. 30       ended Sept. 30
In millions                   2000     1999       2000      1999
------------------------------------------------------------------
Interest income              $3,384   $3,298     $10,205   $9,678
Tax-equivalent adjustment        16       14          46       41
Interest expense              1,799    1,598       5,241    4,608
------------------------------------------------------------------
Net interest income          $1,601   $1,714     $ 5,010   $5,111
==================================================================

Net interest income decreased $113 million in the third quarter of 2000 compared to the same period a year ago, and $101 million in the nine month comparison, primarily reflecting the impact of divestitures of approximately $13 billion of low-cost deposits and $9 billion of loans during 2000.

Net Interest Margin and Interest Rate Spread
========================================================================================================================
                                        Three months ended Sept. 30                Nine months ended Sept. 30
                                           2000                  1999                  2000                 1999
FTE basis                          Average               Average               Average               Average
Dollars in millions                Balance     Rate      Balance     Rate      Balance     Rate      Balance     Rate
------------------------------------------------------------------------------------------------------------------------
Securities                        $ 24,046     6.64%    $ 24,627     6.49%    $ 23,823     6.59%    $ 24,454     6.51%
Loans and leases:
  Domestic                          95,609     9.10      104,323     8.12      100,651     8.84      103,096     8.16
  International                     16,066    14.08       14,131    13.38       15,328    14.01       13,777    13.35
Due from brokers/dealers             3,434     5.81        2,903     4.85        3,750     5.56        3,289     4.45
Mortgages held for sale              1,496     8.34        1,816     7.46        1,267     8.24        2,789     7.05
Other                                9,484     6.90       13,980     6.64       12,028     6.35       12,503     6.37
------------------------------------------------------------------------------------------------------------------------
Total interest earning assets      150,135     9.02      161,780     8.14      156,847     8.73      159,908     8.12
------------------------------------------------------------------------------------------------------------------------
Deposits                            77,794     4.71       89,749     3.79       82,792     4.36       90,976     3.85
Short-term borrowings               19,210     6.48       23,401     5.63       20,972     6.02       23,037     5.14
Due to brokers/dealers               4,439     6.00        3,947     5.05        5,022     5.53        4,079     4.50
Long-term debt                      27,865     7.16       23,633     6.06       26,911     6.79       21,311     6.06
------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities       129,308     5.54      140,730     4.51      135,697     5.14      139,403     4.42
------------------------------------------------------------------------------------------------------------------------
Interest rate spread                           3.48                  3.63                  3.59                  3.70
Interest-free sources of funds      20,827                21,050                21,150                20,505
------------------------------------------------------------------------------------------------------------------------
Total sources of funds            $150,135     4.77     $161,780     3.93     $156,847     4.47     $159,908     3.85
------------------------------------------------------------------------------------------------------------------------
Net interest margin                            4.25%                 4.21%                 4.26%                 4.27%
========================================================================================================================

      The Corporation's net interest margin for the third quarter of 2000 was 4.25%, compared to 4.21% for the third quarter of 1999. The 4 basis point increase was primarily attributable to the absence of low-yielding earning assets in the Section 20 subsidiary's "matched book" that were previously used to satisfy regulatory requirements associated with revenue earned by Robertson Stephens. As a result of banking reform legislation which became effective in March 2000, the Corporation is no longer required to maintain the matched book. The increase in margin was partially offset by the aforementioned branch divestitures.

      Future levels of net interest income and margin will continue to be negatively impacted by the branch divestitures. The Corporation anticipates that annualized net interest income will be reduced by approximately $500 million as a result of the divestitures. Because the divestitures were completed in phases, their impact on calendar year 2000 net interest income will be only a portion of the annualized estimate.

      Average domestic loans and leases decreased $8.7 billion to $95.6 billion for the third quarter of 2000, compared with $104.3 billion for third quarter of 1999, primarily driven by decreases in both commercial and industrial (C&I) loans and residential mortgages, mainly from divestitures, offset, in part, by growth in lease financing. Average yields on domestic loans and leases increased over the third quarter of 1999 as a result of rising interest rates throughout 2000. Average international loans and leases increased $1.9 billion to $16.1 billion, reflecting increased lending activity, primarily in Brazil, due to an improving economy.

      Average due from broker/dealers and due to broker/dealers increased $531 million and $492 million, respectively, from the third quarter of 1999. These increases resulted from a higher level of market activity at Quick & Reilly relative to the 1999 period.

      Average mortgages held for resale decreased $320 million compared to the third quarter of 1999, due to slightly lower production volume at Fleet Mortgage, directly attributable to the higher interest rate environment during the first nine months of 2000 relative to the 1999 period. The increase in mortgage rates caused average yields on mortgages held for resale to increase 88 basis points in the quarter to quarter comparison.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Average other interest earning assets decreased $4.5 billion to $9.5 billion for the third quarter of 2000, primarily as a result of the previously mentioned elimination of the matched book. Partially offsetting this decrease was an increase in trading assets.

      The $12 billion decrease in average interest bearing deposits compared to the third quarter of 1999 reflects the impact of divestitures, slightly offset by an increase in international deposits.

      The $4.2 billion decrease in average short-term borrowings is mainly attributable to a decrease in federal funds purchased and securities sold under agreements to repurchase, due to the elimination of the matched book, and a change in funding mix, which resulted in a $4.2 billion increase in average long-term debt. The rise in yields is a result of Federal Reserve Board rate increases in the first half of 2000.

Noninterest Income
================================================================================
                                            Three months         Nine months
                                           ended Sept. 30       ended Sept. 30
In millions                               2000       1999       2000       1999
--------------------------------------------------------------------------------
Capital markets revenue                  $  749     $  471     $2,621     $1,371
Investment services revenue                 399        363      1,324      1,108
Banking fees and commissions                351        388      1,065      1,104
Credit card revenue                         178        193        507        542
Processing-related revenue                  151        146        457        457
Gains on branch divestitures
  and sales of businesses                   164         --        843         50
Other noninterest income                    158        131        413        369
--------------------------------------------------------------------------------
Total noninterest income                 $2,150     $1,692     $7,230     $5,001
================================================================================

      Noninterest income for the third quarter of 2000 increased $458 million to $2.2 billion compared to $1.7 billion for the same period in 1999, an increase of 27%. This increase reflects continued strength in the capital markets and investment services businesses, offset in part by lower banking fees and commissions. Increases in capital markets and investments services revenues resulted from a higher level of gains from liquidations of direct investments in public companies by the Principal Investing business and higher trading volumes at Quick & Reilly and Robertson Stephens. The third quarter of 2000 also included the previously mentioned $164 million gain from branch divestitures.

Capital Markets Revenue
================================================================================
                                            Three months          Nine months
                                           ended Sept. 30        ended Sept. 30
In millions                               2000       1999       2000        1999
--------------------------------------------------------------------------------
Principal investing                       $255       $104     $  856      $  249
Market-making revenue                      175         95        622         297
Underwriting revenue                       128         85        479         239
Advisory fees                               77         49        296         141
Foreign exchange revenue                    50         49        147         159
Syndication/agency fees                     46         48        130         134
Trading profits and commissions             13         20        137         128
Securities gains (losses)                    5         14        (46)         10
Other                                       --          7         --          14
--------------------------------------------------------------------------------
Total capital markets revenue             $749       $471     $2,621      $1,371
================================================================================

      Capital markets revenue generating businesses showed continued strength, rising $278 million, or 59%, to $749 million for the third quarter of 2000. This rise in capital markets revenue reflects increases in almost all categories, with the exception of trading profits and commissions, syndication/agency fees and securities gains. For the first nine months of 2000, capital markets revenue increased 91% over the same period in 1999, reflecting extraordinary levels recorded in the first quarter of 2000 and substantial growth in the second and third quarters of 2000 compared to the same periods a year ago. Second and third quarter 2000 revenue levels generally declined from the extraordinary levels recorded in the first quarter due to an industry-wide drop in capital markets activities. The Corporation's revenues from its capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. The equity markets continued to endure significant slowdowns during the third quarter of 2000, which resulted in declines in certain capital markets revenues relative to the first quarter. These markets could be subject to additional volatility in the foreseeable future. As such, future levels of capital markets revenue cannot be predicted with certainty.

      Increases in principal investing revenues in the three and nine month comparisons resulted from liquidations of direct investments in public companies and appreciation in the value of primary fund investments. During the third quarter and first nine months of 2000, the Corporation made new investments of $537 million and $1.7 billion, respectively. As of September 30, 2000, the Corporation's Principal Investing portfolio had an aggregate carrying value of approximately $4.7 billion, and the gross pre-tax unrealized gain on the Corporation's direct investments in public companies was approximately $200 million. The overall portfolio is composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded. The direct investments in public companies are carried at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income, a component of stockholders' equity.

      The $80 million, or 84%, increase in market-making revenue in the quarterly comparison was a result of market volatility and increased transactional volumes at Quick & Reilly and Robertson Stephens over the prior year's third quarter. For the first nine months of 2000, market-making revenue increased 109%.

      Underwriting revenue rose $43 million, or 51%, in the third quarter of 2000 to $128 million, compared to $85 million in the third quarter of 1999. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. Although transaction volume at Robertson Stephens was relatively consistent

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

with the third quarter of 1999, fees received per transaction resulted in higher revenues than the prior year. In the nine month comparison, the $240 million, or 100%, increase over 1999 resulted from fees received per transaction and higher initial and other public offering activity in the first nine months of 2000 compared to the 1999 period.

      Advisory fees increased $28 million to $77 million in the third quarter of 2000 from $49 million in the third quarter of 1999. This increase reflects a higher level of merger and acquisition transactions closing in the third quarter and first nine months of 2000 compared to the prior year periods. For the first nine months of 2000, advisory fees increased 110%.

      Syndication/agency fees in both comparisons were relatively flat compared to the 1999 periods. Such fees are a function of the timing and level of syndication transactions. The level of syndication activities has remained relatively consistent during 2000 compared to 1999.

      Trading profits and commissions decreased $7 million to $13 million for the quarter ended September 30, 2000, compared to $20 million for the quarter ended September 30, 1999, primarily due to the effect of NASDAQ market conditions on Robertson Stephens. The increase in the nine month comparison resulted from increased customer demand for investment and risk management products, as well as short-term market volatility, in the first quarter of this year.

Investment Services Revenue
================================================================================
                                              Three months        Nine months
                                             ended Sept. 30      ended Sept. 30
In millions                                  2000      1999      2000      1999
--------------------------------------------------------------------------------
Brokerage fees and commissions              $  159    $  138    $  604    $  439
Investment management revenue                  240       225       720       669
--------------------------------------------------------------------------------
Total investment services revenue           $  399    $  363    $1,324    $1,108
================================================================================

Brokerage Fees and Commissions

      Increased brokerage fees and commissions in the quarterly comparison were driven by increased trading volumes at Robertson Stephens, offset, in part, by a slight decline in such revenues at Quick & Reilly. The increase in the nine month comparison, however, included strong results from both the brokerage and clearing units of Quick & Reilly and Robertson Stephens, as average trading volumes on the NASDAQ and New York Stock Exchanges were higher than volumes experienced in the first nine months of 1999 by these businesses.

Investment Management Revenue
================================================================================
                                            Three months           Nine months
                                           ended Sept. 30        ended Sept. 30
In millions                                2000       1999       2000       1999
--------------------------------------------------------------------------------
Private Clients Group                      $ 96       $ 93       $285       $280
International                                41         36        121        104
Institutional businesses                     40         39        117        116
Retail investments                           33         31        105         91
Columbia Management Company                  29         25         85         74
Other                                         1          1          7          4
--------------------------------------------------------------------------------
Total                                      $240       $225       $720       $669
================================================================================

      Investment management revenue grew 7% in the third quarter and 8% in the first nine months of 2000, compared to the same periods in 1999. This improvement was largely driven by increased fees resulting from growth in assets under management, as well as increased sales of mutual funds and annuities, in the Corporation's Retail Investments, Columbia Management and International businesses. Assets under management grew to $131 billion at September 30, 2000 from $119 billion at September 30, 1999.

Banking Fees and Commissions

      Banking fees and commissions, which includes fees received for cash management, deposit accounts, electronic banking fees and other fees, decreased $37 million to $351 million for the third quarter of 2000, primarily the result of lower deposit fees following branch divestitures. Partially offsetting this decrease was a rise in cash management fees resulting from a higher volume of business, including new business that resulted from merger synergies. Future levels of banking fees and commissions will be negatively impacted by the aforementioned divestitures. The Corporation anticipates that annualized banking fees and commissions will be reduced by approximately $160 million as a result of the divestitures. Because the divestitures were completed in phases, their impact on calendar year 2000 banking fees and commissions will be only a portion of the annualized estimate.

Credit Card Revenue

      Credit card revenue declined $15 million in the third quarter of 2000 compared to the third quarter of 1999, and $35 million in the nine month comparison, primarily due to lower securitization income and increased amortization of deferred acquisition costs. These changes were the result of narrower spreads on securitizations, reflecting improving asset quality throughout 2000, and increased marketing activities.

Processing-Related Revenue
================================================================================
                                               Three months        Nine months
                                              ended Sept. 30      ended Sept. 30
In millions                                   2000      1999      2000      1999
--------------------------------------------------------------------------------
Mortgage banking revenue, net                 $ 79      $ 88      $246      $273
Student loan servicing fees                     40        35       118       104
Other                                           32        23        93        80
--------------------------------------------------------------------------------
Total processing-related
revenue                                       $151      $146      $457      $457
================================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Processing-related revenue increased $5 million in the third quarter of 2000 compared to the third quarter of 1999, and was flat in the nine month comparison. The increase in the quarterly comparison reflects a rise in student loan servicing fees and other processing-related revenue, offset, in part, by a decrease in net mortgage banking revenue. Student loan servicing fees increased at AFSA Data Corporation (AFSA), the Corporation's student loan servicing subsidiary, as accounts serviced grew approximately 8% from the third quarter of 1999. AFSA is the largest student loan servicer in the United States, with 7.4 million accounts and over $70 billion of loans serviced. The 39% increase in other processing-related revenue was primarily due to the impact of the Corporation's recent acquisition of Curtis & Associates, Inc., a company that specializes in assisting individuals transitioning from the welfare rolls to the workforce.

Mortgage Banking Revenue, Net
================================================================================
                                             Three months        Nine months
                                            ended Sept. 30      ended Sept. 30
In millions                                 2000      1999      2000      1999
--------------------------------------------------------------------------------
Net loan servicing revenue                  $ 159     $ 138     $ 477     $ 391
Mortgage production revenue                    18        37        57       143
Mortgage servicing rights
  amortization                                (98)      (87)     (288)     (261)
--------------------------------------------------------------------------------
Total mortgage banking revenue, net         $  79     $  88     $ 246     $ 273
================================================================================

      Net mortgage banking revenue decreased $9 million in the third quarter of 2000 compared to the third quarter of 1999, and $27 million in the nine month comparison, reflecting lower mortgage production revenue and higher mortgage servicing rights (MSR) amortization offset, in part, by increased loan servicing revenue.

      The increase in loan servicing revenue in the quarterly comparison is primarily attributable to a higher servicing spread on mortgage servicing acquired, while the increase in the nine month comparison is primarily attributable to a higher average servicing portfolio during the first nine months of 2000 compared to the same period a year ago. The average servicing portfolio was $145 billion for the first nine months of 2000 compared to $130 billion for the first nine months of 1999. Mortgage production revenue declined in both comparisons as a result of lower mortgage production volume, driven by the higher mortgage interest rate environment. MSR amortization increased $11 million in the three month comparison and $27 million in the nine month comparison, the result of the above-mentioned rise in the average servicing portfolio. The Corporation sold approximately $13 billion of mortgage servicing during the second quarter of 2000, and approximately $9 billion of mortgage servicing at the end of the third quarter of 2000, at close to carrying value.

Other

      The $164 million gain on branch divestitures in the third quarter of 2000 resulted from the Corporation's July and August 2000 divestitures of 134 branches in Massachusetts, Connecticut and New Hampshire and approximately $2 billion of loans and $5 billion of deposits to Sovereign and various community banks. The Corporation also recognized aggregate gains on branch divestitures in the first six months of 2000 of $679 million. The $50 million gain in the nine months ended September 30, 1999 related to the sale of the Corporation's minority interest in Partners First, a credit card company.

      Other noninterest income increased $27 million to $158 million for the third quarter of 2000, compared to $131 million for the third quarter of 1999, due, in part, to higher lease residual gains.

Noninterest Expense
================================================================================
                                           Three months            Nine months
                                          ended Sept. 30         ended Sept. 30
In millions                               2000       1999       2000       1999
--------------------------------------------------------------------------------
Employee compensation and
  benefits                               $1,051     $1,053     $3,624     $3,196
Occupancy and equipment                     259        271        848        809
Intangible asset amortization                87         88        263        259
Legal and other professional                 81         68        247        206
Marketing and public relations               76         70        220        199
Other                                       493        466      1,579      1,363
--------------------------------------------------------------------------------
Total noninterest expense                $2,047     $2,016     $6,781     $6,032
================================================================================

      Noninterest expense for the third quarter of 2000 was relatively flat compared to the third quarter of 1999. The less than 2%, or $31 million, increase was due primarily to merger integration costs incurred during the quarter. These increases were offset, in part, by expense reductions realized as a result of both merger integration activities and branch divestitures. In the nine month comparison, the increase of $749 million was primarily a result of the effect of higher levels of revenue, particularly at Robertson Stephens and Quick & Reilly, on compensation and benefits costs, principally in the first quarter of 2000, and approximately $227 million of merger integration costs incurred in the first nine months of 2000. These increases were offset, in part, by expense reductions resulting from the merger integration and branch divestitures.

      In connection with integration efforts following the BankBoston merger, the Corporation incurred approximately $40 million of merger integration costs during the third quarter of 2000, composed of $5 million of employee compensation and benefits costs, $9 million of occupancy and equipment costs, $7 million of legal and other professional costs, $6 million of marketing and public relations costs, and $13 million of other costs. For the first nine months of 2000, such costs totaled $227 million, composed of $26 million of compensation and benefits costs, $73 million of occupancy and equipment costs, $28 million of legal and other professional costs,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$23 million of marketing and public relations costs and $77 million of other costs.

      Employee compensation and benefits costs declined slightly compared to the third quarter of 1999, due primarily to expense reductions achieved in connection with the merger, offset, in part, by increased incentive compensation directly attributable to higher levels of revenue at both Quick & Reilly and Robertson Stephens, as well as merger integration costs incurred during the quarter. Excluding incentive and merger integration costs, employee compensation and benefit costs decreased approximately 7% in the quarterly comparison, as a result of the above-mentioned expense reductions. The overall increase in compensation and benefits costs for the first nine months of 2000 over the same period in 1999 resulted from incentive and volume-related increases at both Quick & Reilly and Robertson Stephens.

      Occupancy and equipment costs decreased $12 million in the three months ended September 30, 2000, as a result of a portion of the above-mentioned expense reductions, offset, in part, by merger integration costs incurred during the quarter. In the nine month comparison, these costs rose $39 million, reflecting merger integration costs incurred during 2000. Excluding the integration costs, occupancy and equipment costs decreased $34 million, reflecting expense reductions.

      Legal and other professional costs and marketing and public relations costs increased in the quarter and nine month comparisons, primarily as a result of merger integration costs, offset, in part, by a portion of the above-mentioned expense reductions.

      Other noninterest expense increased $27 million in the third quarter of 2000 and $216 million in the nine month comparison. These increases were partially due to merger integration costs incurred during the respective periods.

      The Corporation expects to achieve total annual cost savings of approximately $600 million as a result of the BankBoston merger integration. The integration process commenced during the fourth quarter of 1999, and major systems conversions were completed in the third quarter of 2000. The Corporation expects to complete its actions related to achieving these cost savings by the end of 2000, and as of September 30, 2000 had achieved annualized cost savings of approximately $470 million.

      In addition, the Corporation expects to achieve total annual expense reductions of approximately $400 million as a result of its divestitures of branches, loans and deposits to Sovereign and various community banks during 2000. The Corporation achieved annualized expense reductions of approximately $212 million in the third quarter of 2000, and expects additional expense reductions to benefit the fourth quarter of 2000. For the first nine months of 2000, annualized expense reductions totaled approximately $340 million. Information with respect to anticipated reductions in annualized revenues as a result of the divestitures is included in the "Net Interest Income" and "Noninterest Income-Banking Fees and Commissions" sections, included on pages 4 and 6, respectively, of this discussion and analysis.

      For the first nine months of 2000, total annualized expense reductions resulting from both merger integration activities and divestitures amounted to approximately $800 million. Because merger integration efforts and the divestitures have proceeded throughout 2000, the impact of the resulting expense reductions on calendar year 2000 noninterest expense will be only a portion of the annualized estimates. The merger integration and divestiture processes could be affected by many factors beyond the control of the Corporation, such as regional and national economic conditions and unanticipated changes in business conditions. Thus, the Corporation's ability to achieve its expected expense reductions and the periods within which they may be achieved cannot be predicted with certainty.

Income Taxes

      The Corporation recorded income tax expense of $547 million for the third quarter of 2000, compared with $437 million for the same period a year ago. The Corporation's effective tax rate was 39.4% and 38.1% for the third quarters of 2000 and 1999, respectively, and 41.2% and 38.2% for the respective nine month periods. The increases in the effective tax rates in both periods were generally a result of the write-off of non-deductible goodwill in connection with branch divestitures.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Line of Business Earnings Summary

=======================================================================================================
Three months ended September 30              2000       1999      2000      1999       2000        1999
Dollars in millions                             Net Income        Total Revenue        Return on Equity
-------------------------------------------------------------------------------------------------------
Global Banking and Financial Services(a)    $  449     $  295    $1,804    $1,443        29%        21%
Commercial and Retail Banking                  286        292     1,304     1,403        21         20
National Financial Services                    111        102       501       526        16         15
All Other                                       (5)        22       142        34        --         --
-------------------------------------------------------------------------------------------------------
Total                                       $  841     $  711    $3,751    $3,406        22%        20%
=======================================================================================================
=============================================================================================================
Nine months ended September 30               2000        1999       2000       1999         2000        1999
Dollars in millions                              Net Income         Total Revenue            Return on Equity
-------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services(a)    $ 1,483     $   889    $ 5,930    $ 4,290         33%         22%
Commercial and Retail Banking                   918         808      4,110      4,105         22          19
National Financial Services                     286         284      1,449      1,587         14          14
All Other                                       (42)         91        751        130         --          --
-------------------------------------------------------------------------------------------------------------
Total                                       $ 2,645     $ 2,072    $12,240    $10,112         24%         19%
=============================================================================================================

(a) Includes net income and revenue from overseas operations, principally Argentina and Brazil, of $91 million and $436 million, respectively, for the third quarter of 2000, and $84 million and $423 million, respectively, for the third quarter of 1999. Net income and revenue from overseas operations was $251 million and $1.3 billion, respectively, for the first nine months of 2000, and $224 million and $1.2 billion, respectively, for the first nine months of 1999.

      During the third quarter of 2000, overall earnings and revenues grew 18% and 10%, respectively, compared to the third quarter of 1999. Improved results in Global Banking and Financial Services were driven by strong performance in the Corporation's capital markets businesses and international units. Commercial and Retail Banking earnings were significantly impacted by divestitures agreed to in connection with regulatory approval of the BankBoston merger, which were substantially completed in the first nine months of 2000. National Financial Services earnings increased 9% over the same quarter a year ago, as Credit Card earnings increased 18% due to higher loan spreads and improved credit quality.

Global Banking and Financial Services
======================================================================
                           Three months ended    Nine months ended
                                Sept. 30              Sept. 30
Dollars in millions          2000        1999        2000        1999
----------------------------------------------------------------------
Income statement data:
  Net interest income     $   548     $   508     $ 1,634     $ 1,491
  Noninterest income        1,256         935       4,296       2,799
  Provision for credit
    losses                     81          73         227         210
  Noninterest expense         981         879       3,240       2,603
  Taxes                       293         196         980         588
----------------------------------------------------------------------
Net income                $   449     $   295     $ 1,483     $   889
----------------------------------------------------------------------
Balance sheet data:
  Average assets(a)       $76,705     $74,712     $80,833     $71,749
  Average loans            46,881      44,284      46,731      43,241
  Average deposits         21,807      19,491      21,042      19,390
----------------------------------------------------------------------
Return on equity               29%         21%         33%         22%
======================================================================

(a) Includes international average assets of $22 billion for the three months and nine months ended September 30, 2000 and $20 billion for the three months and $19 billion for the nine months ended September 30, 1999.

      Global Banking and Financial Services includes Principal Investing, International Banking, Corporate Banking, and Investment Services, as well as the Corporation's retail brokerage and investment banking subsidiaries, Quick & Reilly and Robertson Stephens, respectively. This business line earned $449 million in the third quarter of 2000, a 52% increase over the third quarter of 1999. Increased earnings for Global Banking and Financial Services were driven by capital markets and investment services revenues, as well as improved results in the international units.

===================================================================================
Three months ended
September 30              2000      1999         %      2000       1999        %
Dollars in millions         Net Income         Change    Total Revenue      Change
-----------------------------------------------------------------------------------
Principal Investing      $  108    $   39       177%    $  206    $   89       131%
International Banking       106        89        19        483       455         6
Corporate Banking            97        72        35        305       282         8
Investment Services          50        42        19        229       221         4
Quick & Reilly               45        39        15        247       201        23
Robertson Stephens           43        14       207        334       195        71
-----------------------------------------------------------------------------------
Total                    $  449    $  295        52%    $1,804    $1,443        25%
===================================================================================

      Principal Investing provides capital and debt financing to business ventures that are predominantly privately or closely held companies. The Principal Investing business earned $108 million in the third quarter of 2000, an increase of $69 million, or 177%, over the same quarter last year. Increased earnings were driven by realized gains on sales of investments, as this unit continued to benefit from the protracted strength of financial markets. Principal Investing earnings are affected by the condition of equity markets, the general state of the economy and the timing of sales. Accordingly, earnings for this unit can fluctuate significantly. At September 30, 2000, the aggregate carrying value of the Principal Investing investment portfolio was $4.7 billion.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The International Banking unit includes operations in Latin America and Asia, as well as foreign exchange and derivatives businesses. The largest operations are in Brazil, where the Corporation has a franchise with approximately 64 offices and approximately $8.7 billion of assets, and Argentina, where the Corporation has a market presence of 137 branches and approximately $9.2 billion of assets. Compared to the third quarter of 1999, International Banking earnings increased $17 million, or 19%. Improved results were due to increased lending volume in Brazil, while expense levels remained stable, and a record level of capital markets activity in Asia during the current year quarter compared to the prior year period. Average deposit balances grew $1.1 billion during the third quarter of 2000, while average loan balances grew $2.2 billion, both compared to the third quarter of 1999. At September 30, 2000, international mutual fund assets under management totaled $9 billion.

      Corporate Banking, which includes specialized industry lending, institutional banking and capital markets activities, recorded earnings of $97 million in the third quarter of 2000, an increase of $25 million, or 35%, compared to the third quarter of 1999. This earnings increase was driven by the absence of trading losses incurred in third quarter of 1999 on high yield investments. Excluding these trading losses, Corporate Banking earnings increased 11.5%, as higher cash management fees and lower operating expenses resulting from the BankBoston merger integration were partially offset by higher credit costs and lower investment banking fees.

      The Investment Services unit, which includes the Private Clients Group, Columbia Management, the Retail Investments Group and several businesses offering retirement planning, large institutional asset management and not-for-profit investment services, earned $50 million in the third quarter of 2000, an increase of $8 million compared to the same period in 1999. This performance was generated by increased fees on a higher level of domestic assets under management, which grew $10 billion from September 30, 1999 to approximately $122 billion at September 30, 2000, reflecting the continued strength of financial markets and customer demand for these products. Investment services also benefited from lower operating expenses in conjunction with merger integration efforts.

      Quick & Reilly, which offers brokerage, market-making and securities clearing services, earned $45 million in the third quarter of 2000, compared to $39 million in the third quarter of 1999, an increase of $6 million, or 15%. Higher market-making revenues continued to outpace the prior year's results due to increased volumes in the equity markets. During the third quarter, Quick & Reilly announced its plan to acquire a New York Stock Exchange (NYSE) floor specialist, M.J. Meehan & Co. LLC. In October 2000, this business was merged with the Corporation's existing specialist company to create Fleet Meehan Specialist, the largest specialist firm on the NYSE.

      Robertson Stephens earned $43 million on revenues of $334 million in the third quarter of 2000, compared to net income of $14 million and revenues of $195 million in the third quarter of 1999. Increased revenues resulting from equity underwriting and advisory services and higher trading volumes, focused mainly in the Internet and technology market sectors, were partially offset by increased revenue-related compensation and higher infrastructure expenses necessary to support this unit's growth.

Commercial and Retail Banking
================================================================================
                                  Three months ended         Nine months ended
                                       Sept. 30                  Sept. 30
Dollars in millions               2000          1999         2000         1999
--------------------------------------------------------------------------------
Income statement data:
  Net interest income            $   927      $ 1,013      $ 2,976      $ 2,969
  Noninterest income                 377          390        1,134        1,136
  Provision for credit losses         80           88          242          263
  Noninterest expense                739          817        2,310        2,463
  Taxes                              199          206          640          571
--------------------------------------------------------------------------------
Net income                       $   286      $   292      $   918      $   808
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets                 $58,372      $64,441      $60,871      $63,655
  Average loans                   50,089       53,397       51,970       52,190
  Average deposits                66,691       77,693       73,102       77,728
--------------------------------------------------------------------------------
Return on equity                      21%          20%          22%          19%
================================================================================

      Commercial and Retail Banking includes domestic retail banking to consumer and small business customers, community development banking, and domestic commercial banking operations, which is comprised of middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking services. Commercial and Retail Banking earned $286 million during the third quarter of 2000, down slightly from $292 million in the 1999 period. Earnings for this group were significantly impacted by the above-mentioned divestitures, particularly the Retail Distribution and Small Business units. Excluding these transactions, Commercial and Retail Banking net income increased 6% over the third quarter of 1999. Similarly, total revenue on an adjusted basis increased 4% over the same period, reflecting higher leasing gains in Commercial Finance, increased processing revenues in Commercial Banking and improved spreads in the deposit taking businesses.

--------------------------------------------------------------------------------
Three months ended
September 30              2000     1999       %        2000     1999        %
Dollars in millions        Net Income       Change     Total Revenue     Change
--------------------------------------------------------------------------------
Retail Distribution      $   91   $  104      (13)%   $  531   $  609      (13)%
Commercial Finance           89       79       13        261      244        7
Commercial Banking           58       54        7        236      249       (5)
Small Business               41       48      (15)       208      222       (6)
Consumer Lending              7        7       --         68       79      (14)
--------------------------------------------------------------------------------
Total                    $  286   $  292       (2)%   $1,304   $1,403       (7)%
================================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Retail Distribution offers consumer retail services through various delivery channels and includes consumer deposit products and direct banking services. The Corporation distributes consumer retail products and services through a network of branches, ATMs, convenient in-store branches, Internet banking and 24-hour customer call centers. Included in the results of the Retail Distribution group presented above is the Community Banking Group, which functions as a catalyst for wealth creation and economic development in low-and-moderate income, historically under-served, and culturally diverse markets, and oversees the Corporation's activities related to the Community Reinvestment Act. During the third quarter of 2000, Retail Distribution earned $91 million, a decline of 13%, reflecting the year-to-date effect of divesting 312 branches and their associated deposit portfolios. Excluding the divestitures, Retail Distribution earnings increased 10%, and revenues increased 4%. Retail Distribution had average deposit balances of $46.2 billion for the third quarter of 2000, a decrease of $9.5 billion from the third quarter of 1999, driven by the divestitures.

      Commercial Finance focuses on the asset financing needs of corporate customers. Commercial Finance earned $89 million in the third quarter of 2000, compared to $79 million a year ago, an increase of 13%, which was driven primarily by higher lease residual gains in the current year quarter.

      Commercial Banking provides traditional middle-market commercial lending, government banking services, trade services, and cash management services to customers generally ranging in size from $10 million to $500 million in annual sales, as well as government banking customers. Commercial Banking earned $58 million in the third quarter of 2000, an increase of $4 million, or 7%, from the same period of the prior year, the result of increased processing revenues in the Government Banking unit, which performs tax processing for the State of New York, and Poorman Douglas, which provides bankruptcy processing. For the third quarter of 2000, this unit's average loan and deposit balances were $14.9 billion and $9.5 billion, respectively.

      The Small Business group provides a full range of financial services to businesses with annual sales up to $10 million. The Corporation is widely recognized as the leading small business lender in New England and the number one Small Business Administration lender in the country. Earnings for this unit were $41 million for the third quarter of 2000, a decrease of $7 million, or 15%, from the third quarter a year earlier. Adjusting for the impact of divestitures, Small Business earnings and revenues increased 14% and 5%, respectively. Higher deposit spreads and lower operating costs contributed to the growth. Average loan balances and average deposit balances declined $1 billion and $1.4 billion, respectively, in the quarterly comparison, primarily due to divestitures.

      Consumer Lending offers a convenient and competitive selection of loan products to consumers. Products and services are delivered through the many types of retail distribution channels available to the Corporation's customers. Consumer Lending excludes credit card and residential mortgage products, which are managed as part of National Financial Services and Treasury, respectively. The Consumer Lending business earned $7 million in the third quarter of 2000. Earnings were influenced by a lower level of student loan sale gains in the current period, offset by increased home equity line volumes, due to the aggressive promotion of those products, and lower operating expenses. The Consumer Lending business had $8.5 billion in average consumer loan balances for the third quarter of 2000, a decrease of $1 billion from the third quarter of 1999, due to divestiture-related portfolio sales, partially offset by the growth of home equity products.

National Financial Services
================================================================================
                                    Three months ended      Nine months ended
                                         Sept. 30                Sept. 30
Dollars in millions                  2000        1999        2000        1999
--------------------------------------------------------------------------------
Income statement data:
  Net interest income               $   170     $   181     $   491     $   589
  Noninterest income                    331         345         958         998
  Provision for credit losses            59          85         215         290
  Noninterest expense                   258         272         759         822
  Taxes                                  73          67         189         191
--------------------------------------------------------------------------------
Net income                          $   111     $   102     $   286     $   284
--------------------------------------------------------------------------------
Balance sheet data:
  Average assets                    $22,732     $23,471     $22,872     $24,405
  Average loans                      14,171      14,576      14,390      14,834
  Average deposits                    4,419       4,136       4,092       4,156
--------------------------------------------------------------------------------
Return on equity                         16%         15%         14%         14%
================================================================================

      National Financial Services includes Credit Cards, Commercial Real Estate, Mortgage Banking and Student Loan Processing. National Financial Services earnings increased $9 million, or 9%, from the third quarter of 1999 to $111 million for the third quarter of 2000.

--------------------------------------------------------------------------------
Three months ended
September 30                     2000    1999      %      2000   1999       %
Dollars in millions                Net Income    Change  Total Revenue    Change
================================================================================
Credit Cards                     $ 46    $ 39      18%    $259    $278      (7)%
Commercial Real Estate             40      40      --      101     105      (4)
Mortgage Banking                   16      15       7       83      96     (14)
Student Loan and
  Other Processing                  9       8      13       58      47      23
--------------------------------------------------------------------------------
Total                            $111    $102       9%    $501    $526      (5)%
================================================================================

      Credit Card's earnings increased $7 million, or 18%, over the prior year, as higher loan spreads combined with improvements in credit quality and lower operating expenses offset declines in loan fees and other revenues. The Corporation's credit card subsidiary is the eleventh largest credit card company in the nation. Commercial

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Real Estate earned $40 million in the third quarter of 2000, flat compared to the third quarter of 1999, as lower operating expenses in the current year offset the absence of a nonrecurring gain recognized in the third quarter of 1999. Mortgage Banking earnings reached $16 million for the third quarter of 2000, an increase of $1 million over the third quarter of 1999, primarily due to lower operating expenses. Decreased revenues at the Mortgage Banking unit resulted from lower production income reflecting the higher interest rate environment. Fleet Mortgage, with offices located in 17 states, originated approximately $6.4 billion of loans in the third quarter of 2000 and currently services a mortgage portfolio of approximately $132 billion and 1.6 million loans. The Corporation's student loan and other processing units showed an increase in earnings of $1 million over the same quarter a year earlier, largely due to the impact of the current quarter acquisition of Curtis & Associates, Inc., a company in the business of helping individuals transition from the welfare rolls to the traditional workforce.

All Other

      All Other includes certain transactions not allocable to specific business units, the residual impact of methodology allocations such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of the Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the asset-liability management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units. In the current quarter, All Other included pre-tax divestiture gains of $164 million and merger integration costs of $40 million.

FINANCIAL CONDITION

      Total assets were $179.1 billion as of September 30, 2000, a decrease of $11.6 billion from December 31, 1999, reflecting the aforementioned divestitures of approximately $9 billion of loans in 2000, as well as a $1.1 billion decrease in securities, resulting partly from a decline in the net unrealized appreciation in the market value of securities held by the Corporation's Principal Investment portolio and from a repositioning of the bond portfolio.

      Total loans and leases at September 30, 2000 were $111.1 billion, a decrease of $8.6 billion compared to $119.7 billion at December 31, 1999. This decrease was due mainly to the above-mentioned divestitures, as well as credit card securitizations during the year, offset in part by growth in lease financing and international commercial loans, primarily in Brazil.

      Total deposits decreased $16 billion to $98.9 billion at September 30, 2000, primarily the result of the aforementioned divestitures of approximately $13 billion of deposits in 2000, as well as decreases in domestic money market, savings and NOW, and retail time deposits. Partially offsetting these decreases were increases in domestic demand deposits and international deposits.

      Short-term borrowings increased $548 million from December 31, 1999 to September 30, 2000, attributable to the increased availability and use of treasury, tax and loan borrowings. This increase was offset by a decrease in federal funds purchased and securities sold under agreements to repurchase as a result of the elimination of the matched book at the Corporation's Section 20 subsidiary.

      The $4.3 billion increase in long-term debt was due to the issuance of approximately $6.9 billion of medium-term floating rate notes (including $5.5 billion of bank notes), $1.5 billion of fixed-rate senior notes and $300 million of trust preferred securities. These issuances were offset, in part, by maturities and the redemption of $186 million of floating-rate subordinated notes.

      The Corporation's investment securities portfolio plays a significant role in the management of the Corporation's balance sheet, as the liquid nature of the securities portfolio enhances the efficiency of the balance sheet. The amortized cost of securities available for sale increased slightly to $23.5 billion at September 30, 2000, from $23.4 billion at December 31, 1999. The overall valuation of securities available for sale decreased to a net unrealized (pre-tax) loss position of $107 million at September 30, 2000, primarily the result of net unrealized losses on the Corporation's debt securities and a decline in unrealized appreciation in the market value of securities held by the Corporation's Principal Investing business. The net unrealized (pre-tax) gain related to the Principal Investing portfolio amounted to approximately $200 million at September 30, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities
===========================================================================================================================
                                                          Sept. 30, 2000        June 30, 2000         Dec. 31, 1999
                                                       Amortized     Market  Amortized    Market   Amortized      Market
In millions                                                 Cost      Value       Cost     Value        Cost       Value
--------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies                  $ 1,256    $ 1,224    $ 1,391    $ 1,336    $ 2,282    $ 2,196
  Mortgage-backed securities                              14,336     14,032     13,545     12,991     14,157     13,567
  Other debt securities                                    5,095      5,112      4,616      4,590      4,850      4,853
--------------------------------------------------------------------------------------------------------------------------
     Total debt securities                                20,687     20,368     19,552     18,917     21,289     20,616
--------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                               831      1,043        965      1,273        977      2,342
  Other equity securities                                  2,008      2,008      1,824      1,824      1,173      1,173
--------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale                  23,526     23,419     22,341     22,014     23,439     24,131
--------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity                       714        717        832        834      1,081      1,081
--------------------------------------------------------------------------------------------------------------------------
Total securities                                         $24,240    $24,136    $23,173    $22,848    $24,520    $25,212
===========================================================================================================================

Loans and Leases
--------------------------------------------------------------------------------
                                           Sept. 30,      June 30,      Dec. 31,
In millions                                     2000          2000          1999
--------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                 $ 51,306      $ 53,413      $ 55,184
  Commercial real estate                       8,049         7,979         7,945
  Consumer                                    23,430        24,248        30,885
  Lease financing                             12,252        12,035        10,933
--------------------------------------------------------------------------------
     Total domestic loans and leases          95,037        97,675       104,947
--------------------------------------------------------------------------------
International:
  Commercial                                  13,155        11,873        11,855
  Consumer                                     2,905         2,928         2,898
--------------------------------------------------------------------------------
     Total international loans and leases     16,060        14,801        14,753
--------------------------------------------------------------------------------
Total loans and leases                      $111,097      $112,476      $119,700
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

      Total loans and leases at September 30, 2000 decreased $8.6 billion from December 31, 1999. This decrease was due primarily to the aforementioned divestitures of $9 billion of loans, composed of $3 billion of C&I loans and $6 billion of consumer loans in 2000, and the securitization of $2 billion of credit card receivables during the year. These transactions were offset, in part, by strong growth in the lease financing portfolio. The Corporation's international loan portfolio increased $1.3 billion compared to December 31, 1999, due to new business growth in Brazil.

      In October 2000, the Corporation sold approximately $2 billion of C&I loans in a securitization transaction. The Corporation retained servicing of the loans as well as a subordinated interest. Investors in the securities sold by the special purpose entity that purchased the loans will be repaid principal, as well as interest, from cash received through collection of the loans.

Consumer Loans
================================================================================
                                           Sept. 30,      June 30,      Dec. 31,
In millions                                     2000          2000          1999
--------------------------------------------------------------------------------
Domestic:
  Residential real estate                    $ 6,148       $ 7,091       $10,881
  Home equity                                  6,952         6,818         7,095
  Credit card                                  4,201         3,972         5,455
  Student loans                                1,117           999         1,407
  Installment/other                            5,012         5,368         6,047
--------------------------------------------------------------------------------
     Total domestic loans                     23,430        24,248        30,885
--------------------------------------------------------------------------------
International                                  2,905         2,928         2,898
--------------------------------------------------------------------------------
Total consumer loans                         $26,335       $27,176       $33,783
================================================================================

      Compared to December 31, 1999, domestic consumer loans decreased $7.5 billion to $23.4 billion at September 30, 2000. The $4.7 billion decrease in residential real estate loans from year-end was the result of the divestiture of $4.3 billion of such loans in 2000. Credit card balances declined $1.3 billion to $4.2 billion at September 30, 2000, due to the securitization of $2 billion of credit card receivables during 2000, and seasonal declines in receivables from the end of 1999, offset, in part, by growth in new receivables and activity related to prior year securitizations. The aggregate decreases in the remaining consumer loan categories were directly attributable to divestitures of $1.7 billion, as well as student loan sales during the period.

Cross-Border Outstandings

      In accordance with bank regulatory rules, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At September 30, 2000, total cross-border outstandings were $12 billion, compared with $12.9 billion at December 31, 1999, which included $6 billion and $6.4 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to the Corporation's cross-border outstandings is included on pages 23 and 24 of its 1999 Annual Report on Form 10-K.

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

      The following table details by country the Corporation's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at September 30, 2000 and December 31, 1999.

Significant Cross-Border Outstandings(a)(b)
================================================================================
                                                       Sept. 30,      Dec. 31,
Dollars in millions                                      2000(c)       1999(c)
--------------------------------------------------------------------------------
Argentina:
   Banks                                                  $   70       $  405
   Government entities and agencies                          780        1,470
   Other                                                   1,160          795
--------------------------------------------------------------------------------
Total                                                     $2,010       $2,670
--------------------------------------------------------------------------------
Percentage of total assets                                   1.1%         1.4%
--------------------------------------------------------------------------------
Commitments(d)                                            $    9       $   12
--------------------------------------------------------------------------------
Brazil:
   Banks                                                  $   25       $  170
   Government entities and agencies                        1,315        1,540
   Other                                                     575          210
--------------------------------------------------------------------------------
Total                                                     $1,915       $1,920
--------------------------------------------------------------------------------
Percentage of total assets                                   1.1%         1.0%
--------------------------------------------------------------------------------
Commitments(d)                                            $   64       $   30
================================================================================

(a) Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives.
(b) Excluded from cross-border outstandings are local country claims funded by non-local country obligations where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country (such outstandings were $3.1 billion and $2.7 billion at September 30, 2000 and December 31, 1999, respectively); and claims reallocated as a result of external guarantees, cash collateral and insurance contracts primarily issued by U.S. government agencies.
(c) Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets at September 30, 2000 and December 31, 1999 were approximately as follows: September 30, 2000-none; December 31, 1999-none.
(d) Included within commitments are letters of credit, guarantees and the undisbursed portions of loan commitments.

      During 2000, the Argentine economy has recovered slowly from the recession that it experienced in 1999. Political discussions regarding a plan to improve the economy continue. This situation has led to significant declines in the Argentine debt and equity markets. In response, the government has outlined measures to reduce its costs and effect economic growth. Commitments for additional international financing are also being obtained. To date, the Corporation's Argentine cross-border outstandings and securities portfolio have not been significantly impacted by the economic and political situation described above. The Argentine situation has not significantly impacted other Latin American countries where the Corporation has operations. The Corporation will continue to closely monitor the Argentine economic and political situation and its potential impact on the Corporation's Argentine and other Latin American operations. However, it is not possible to predict what effect, if any, the economic and political events in Argentina will ultimately have on that country's economic growth or on the Corporation's operations in Argentina or in other Latin American countries. For additional information concerning the Corporation's Latin American operations, including Argentina, refer to the "Line of Business Information" section on pages 8 to 12 of this discussion and analysis.

Nonperforming Assets(a)
================================================================================
In millions                                    C&I       CRE   Consumer    Total
--------------------------------------------------------------------------------
Nonperforming loans and leases:
 Current or less than 90 days past due
      Domestic                              $  654    $    1    $    6    $  661
      International                              1         3        --         4
  Noncurrent
      Domestic                                  62        12        39       113
      International                             95        55        52       202
  Other real estate owned (OREO)
      Domestic                                   6         6        14        26
      International                              5        14        --        19
--------------------------------------------------------------------------------
Total NPAs-Domestic                            722        19        59       800
Total NPAs-International                       101        72        52       225
--------------------------------------------------------------------------------
Total NPAs, September 30, 2000              $  823    $   91    $  111    $1,025
--------------------------------------------------------------------------------
NPAs, June 30, 2000:
Total NPAs-Domestic                         $  587    $   36    $   85    $  708
Total NPAs-International                        93        66        83       242
--------------------------------------------------------------------------------
Total NPAs, June 30, 2000                   $  680    $  102    $  168    $  950
--------------------------------------------------------------------------------
NPAs, December 31, 1999:
Total NPAs-Domestic                         $  436    $   46    $   99    $  581
Total NPAs-International                        96        61       103       260
--------------------------------------------------------------------------------
Total NPAs, December 31, 1999               $  532    $  107    $  202    $  841
================================================================================

(a) NPAs do not include loans greater than 90 days past due and still accruing interest ($306 million, $271 million and $320 million at September 30, 2000, June 30, 2000, and December 31, 1999, respectively). Included in the 90 days past due and still accruing interest amounts were $227 million, $184 million and $251 million of consumer loans at September 30, 2000, June 30, 2000 and December 31, 1999, respectively.

      Nonperforming assets (NPAs) at September 30, 2000 increased $184 million to $1 billion when compared with December 31, 1999, and increased $75 million compared to June 30, 2000. The nine month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans (NPLs), including a $48 million credit to a borrower that filed for bankruptcy early in the fourth quarter of 2000, offset in part by $132 million of NPLs reclassified to assets held for sale by accelerated disposition during the first nine months of 2000. NPAs at September 30, 2000, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .92% and .57%, respectively, compared to .70% and .44%, respectively, at December 31, 1999.

      It is the Corporation's expectation that NPAs will increase over the next few quarters. Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table sets forth the status of impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status:

Impaired Loans
================================================================================
                                                             Sept. 30,  Dec. 31,
In millions                                                       2000     1999
-------------------------------------------------------------------------------
Impaired loans with a reserve                                     $746     $512
Impaired loans without a reserve                                    99       60
-------------------------------------------------------------------------------
Total impaired loans                                              $845     $572
-------------------------------------------------------------------------------
Reserve for impaired loans (a)                                    $277     $163
-------------------------------------------------------------------------------
Quarterly average balance of impaired loans                       $795     $524
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

      At September 30, 2000, June 30, 2000 and December 31, 1999, the Corporation had assets held for sale by accelerated disposition with a net carrying value of $155 million, $300 million and $370 million, respectively, of which approximately $138 million, $259 million and $130 million, respectively, were not accruing interest. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are included in other assets in the Corporation's consolidated balance sheet.

Reserve for Credit Losses Activity
================================================================================
Nine months ended September 30                             2000          1999
Dollars in millions
--------------------------------------------------------------------------------
Balance at beginning of year                            $ 2,488        $ 2,306
Loans charged off                                        (1,009)          (873)
Recoveries of loans charged off                             153            222
--------------------------------------------------------------------------------
    Net charge-offs                                        (856)          (651)
Provision for credit losses                                 911            688
Divestitures/Acquisitions/Other                             (80)           172
--------------------------------------------------------------------------------
Balance at end of period                                $ 2,463        $ 2,515
--------------------------------------------------------------------------------
Ratios of net charge-offs to average loans                  .99%           .74%
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                         2.22           2.10
--------------------------------------------------------------------------------
Ratios of reserve for credit losses to
period-end NPLs                                             251            341
================================================================================

      The Corporation's reserve for credit losses at September 30, 2000 decreased slightly from December 31, 1999. This decrease was the result of transfers of reserves related to divestitures, as well as reserves related to loans transferred to assets held for sale by accelerated disposition, partially offset by a provision for credit losses that exceeded net charge-offs. The provision for credit losses for the first nine months of 2000 was $911 million, $223 million higher than the prior year period. Further information with respect to the Corporation's reserve for credit losses is included on pages 25-27 of its 1999 Annual Report on Form 10-K.

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

Non-trading Activities

U.S. Dollar Denominated Risk

      U.S. dollar denominated assets and liabilities comprise the majority of the Corporation's balance sheet. Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk is defined as the sensitivity of income or financial condition to variations in interest rates and arises directly from the Corporation's core banking activities - lending, deposit gathering and loan servicing.

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The base scenario, intended to reflect market consensus, currently envisions stable Federal Reserve Board interest rate policy. The limit relates to the impact of an immediate increase or decrease in the forecasted interest rates relative to this base scenario. The Corporation was in compliance with this limit at September 30, 2000. The following table reflects the estimated exposure of the Corporation's net interest income for the next 12 months due to an immediate shift in forecasted interest rates.

                                       Estimated Exposure to
     Rate Change                        Net Interest Income
   (Basis Points)                           (In millions)
-----------------------------------------------------------------------
                             Sept. 30,        June 30,       Dec. 31,
                                  2000            2000           1999
-----------------------------------------------------------------------
         +200                     $(55)          $(113)          $(58)
         -200                        1              88            (12)
=======================================================================

      Estimated net interest income exposures are more modest than those at June 30, 2000. These September 30, 2000 exposures reflect modified assumptions regarding the evolution of the balance sheet in anticipation of and preparation for the Summit acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As indicated, an immediate 200 basis point increase in interest rates would tend to reduce net interest income but by an amount that is well within corporate limits. An immediate 200 basis point decrease in interest rates would currently tend to enhance net interest income. Thus, the current balance sheet position is modestly liability-sensitive. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of the Corporation's net interest income to gradual and modest changes in interest rates is relatively insignificant.

      The Corporation also performs valuation analysis, which involves projecting future cash flows from the Corporation's current assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The Corporation's "Economic Value of Equity" (EVE) is the estimated net present value of these discounted cash flows.

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. The Corporation was in compliance with this limit at September 30, 2000.

      The following table reflects the Corporation's estimated EVE exposures assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points, as well as +/- 200 basis points because the sensitivity of EVE, in particular the sensitivity of hedged MSRs, to changes in interest rates can be nonlinear. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact, due partly to anticipated MSR hedge activity.

                                             Estimated Exposure to
     Rate Change                                 Economic Value
   (Basis Points)                                 (In millions)
--------------------------------------------------------------------------------
                                  Sept. 30,          June 30,          Dec. 31,
                                       2000              2000              1999
--------------------------------------------------------------------------------
        +200                        $  (943)          $  (941)          $   118
        +100                           (468)             (388)               65
        -100                            347               215              (539)
        -200                             52               260            (1,457)
================================================================================

      Estimated EVE exposures are similar to those at June 30, 2000, but, in contrast to year-end 1999, the adverse scenario is a sharp rise rather than a sharp fall in interest rates. These changes are a direct result of interest rate risk management strategy: As Federal Reserve Board tightening of monetary policy continued in the first half of 2000 and as the prospect of a future economic slowdown increased, the Corporation added interest rate swaps, as well as fixed rate securities, to reduce the exposure of economic value to any possible future decline in interest rates.

Non-U.S. Dollar Denominated Risk

      The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. At September 30, 2000 and December 31, 1999, the Corporation's exposure to interest rate risk in its Latin American operations was not significant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Management Instruments
================================================================================================================================
                                                                                       Weighted
                                                          Assets-                       Average              Weighted Average
September 30, 2000                             Notional   Liabilities                  Maturity     Fair           Rate
Dollars in millions                               Value   Hedged                        (Years)    Value    Receive       Pay
--------------------------------------------------------------------------------------------------------------------------------
Domestic interest rate risk
  management instruments
Interest rate swaps:
  Receive fixed/pay variable                    $21,163   Variable-rate loans
                                                    200   Securities
                                                    635   Fixed-rate deposits
                                                  4,992   Long-term debt
                                                -------
                                                 26,990                                     3.6    $ (42)     6.80%      7.08%
                                                -------
  Pay fixed/receive variable                          7   Fixed-rate loans
                                                -------
                                                      7                                     3.5       (1)     6.72       7.56
                                                -------
  Basis swaps                                        67   Securities
                                                -------
                                                     67                                     5.2       (1)     6.07       6.65
--------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate
    risk management instruments                  27,064                                     3.6      (44)     6.80%      7.08%
--------------------------------------------------------------------------------------------------------------------------------
International interest rate risk
   management instruments
  Interest rate swaps                             1,261   Short-term assets and              .5        5        --(a)      --(a)
                                                            liabilities
--------------------------------------------------------------------------------------------------------------------------------
  Total international interest
    rate risk management instruments              1,261                                      .5        5        --         --
--------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income             $28,325                                     3.5    $ (39)     6.80%      7.08%
--------------------------------------------------------------------------------------------------------------------------------
Mortgage banking risk management
 instruments Swaps:
  Interest rate, P.O., and MBS swaps             $3,227   MSRs                              3.5    $ (33)     7.11%      6.78%
Options:
  Interest rate floors and options on swaps      26,085   MSRs                              4.6      284        --(b)      --(b)
  Interest rate caps                             14,450   MSRs                              4.2      101        --(b)      --(b)
  Treasury and futures options                      100   MSRs                               --       --        --         --
--------------------------------------------------------------------------------------------------------------------------------
  Total options                                  40,635                                     4.5      385        --         --
--------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights       $43,862                                     4.4     $352      7.11%      6.78%
--------------------------------------------------------------------------------------------------------------------------------
Foreign exchange risk management instruments
  Swaps                                          $3,647   Foreign currency denominated       .9     $(22)       --         --
                                                            assets and liabilities
  Spot and forward contracts                        672   Foreign currency denominated       .2        3        --         --
                                                            assets and liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                 $4,319                                      .8     $(19)       --         --
-----------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments               $76,506                                     3.8     $294      6.83%      7.05%
===================================================================================================================================

(a) These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.
(b) The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps, have weighted average strike rates of 6.29% and 7.44%, respectively.

      As of September 30, 2000, the Corporation had net deferred income of approximately $13 million relating to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest rate contracts of approximately 7 years.

      During the third quarter of 2000, net hedge gains of $71 million were deferred and recorded as adjustments to the carrying value of MSRs and related hedges. At September 30, 2000, the carrying value and fair value of the Corporation's MSRs were $2.9 billion and $3 billion, respectively. In connection with the Corporation's management of its MSR hedge program, the Corporation added (in notional amounts) $6.5 billion and terminated $6.3 billion of interest rate floor and option on swap agreements during the third quarter of 2000. Additionally, the Corporation added $2.5 billion of swap contracts and $3.2 billion of interest rate caps, and terminated $2.3 billion of swap contracts and $1.1 billion of interest rate caps during the third quarter of 2000.

Trading Activities

      The Corporation's trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of financial instrument trading portfolios. The Corporation's price risk arises from market-making, dealing and position-taking in interest rate, currency exchange rate, equity and precious metals markets.

      The following chart presents the aggregate daily trading-related revenues, in millions of dollars, that resulted from the Corporation's combined trading activities through the nine months ended September 30, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               [BAR CHART REPRESENTATION OF DAILY TRADING-RELATED
                      REVENUES THROUGH SEPTEMBER 30, 2000]

                    Revenues                  Number of Days
                    --------                  --------------
                 (In millions)
                    $(2) - 0                        5
                    $0   - 2                       17
                    $2   - 4                       36
                    $4   - 6                       56
                    $6   - 8                       32
                    $8   - 10                      21
                    $10  - 12                      16
                    $12  - 14                       6
                    $14  - 16                       4
                    $16  - 18                       -
                    Above $18                       2

      Trading-related revenues presented above include trading profits and commissions, foreign exchange revenue and market-making revenue, which are all components of capital markets revenue, as well as net interest income from these trading positions. Through September 30, 2000, daily trading-related revenues ranged from losses of $1.7 million to profits of $18.2 million. The Corporation has implemented a price risk management process to limit the potential of large negative daily earnings results.

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

      The Corporation's aggregate daily exposure averaged $42 million for the nine months ended September 30, 2000, compared to $38 million for the 1999 period. At September 30, 2000, total VAR usage measured $43 million. The Corporation did not report any day during the nine months ended September 30, 2000 for which total VAR usage exceeded the approved limit.

      The table below presents the Corporation's exposure with respect to its combined trading portfolio:

Value-at-Risk (VAR)
================================================================================
In millions                                          Average      High       Low
--------------------------------------------------------------------------------
Nine months ended September 30, 2000                     $42       $59       $35
Nine months ended September 30, 1999                      38        56        28
Year ended December 31, 1999                              38        56        27
================================================================================

      For the first nine months of 2000, most of the price risk in the Corporation's trading activities arose from interest rate risk, which includes directional and spread components, and averaged $22 million, or 52% of aggregate VAR. Interest rate risk arises primarily from trading activity in the domestic high yield market, the Argentine and Brazilian sovereign and high-end corporate bond markets, as well as some exposure to fixed income markets in the Asia-Pacific region.

      The contribution to the Corporation's VAR from equity trading activities through September 30, 2000 averaged $14 million, or 33% of aggregate VAR. The individual activities that generate most of these risks include the Corporation's large NYSE specialist firm, NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

      Risk from foreign exchange trading activities through September 30, 2000 remained moderate at an average of $6 million, or 14% of aggregate VAR. The majority of foreign exchange risk arises from the Corporation's Argentine and Brazilian operations.

      The following table presents the Corporation's aggregate average VAR by risk type for the periods presented. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type
================================================================================
                                             Nine months ended         Full year
                                                Sept. 30, 2000              1999
In millions                                            Average           Average
--------------------------------------------------------------------------------
Interest rate risk                                         $22               $19
Equity risk                                                 14                12
Foreign exchange risk                                        6                 7
--------------------------------------------------------------------------------
Aggregate price risk                                       $42               $38
================================================================================

      The Corporation's independent Market Risk Management function routinely validates the Corporation's measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. The following graph presents this comparison for the most recent 12 months. No daily aggregate trading losses exceeded the one-day aggregate VAR measure associated with that date, which compares favorably with the Corporation's expectation for 3 such breaches.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              [LINE GRAPH REPRESENTATION OF DAILY TRADING-RELATED
             REVENUES AND VAR MEASURE WITH A ONE-DAY HOLDING PERIOD
                 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000]

      During the twelve months ended September 30, 2000, daily trading-related revenues ranged from losses of $2.7 million to profits of $18.2 million. Over the same time period, VAR with a one-day holding period ranged from $18 million to $41 million.

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

Trading Instruments with Off-Balance Sheet Risk

      The following table represents the notional, or contractual, amount of the Corporation's off-balance sheet interest rate, foreign exchange and equity trading instruments and related credit exposure at September 30, 2000:

================================================================================
                                                      Contract or
September 30, 2000                                      Notional         Credit
In millions                                              Amount         Exposure
--------------------------------------------------------------------------------
Interest rate contracts                                 $173,869        $    921
Foreign exchange contracts                                46,688           1,096
Equity contracts                                           4,774             402
================================================================================

      The amounts disclosed below represent the end-of-period fair values of derivative financial instruments held or issued for trading purposes and the quarterly average aggregate fair values for those instruments:

================================================================================
                                                       Fair Value       Average
September 30, 2000                                     (Carrying          Fair
In millions                                              Amount)          Value
--------------------------------------------------------------------------------
Interest rate contracts:
  Assets                                                 $  921           $1,150
  Liabilities                                               861            1,132
Foreign exchange contracts:
  Assets                                                  1,096              627
  Liabilities                                             1,026              637
Equity contracts:
  Assets                                                    402              257
  Liabilities                                               287              144
================================================================================

      When deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of movements in currency and interest rates. The Corporation takes currency positions by funding local currency assets with dollars or by funding dollar assets with local currency liabilities. Currency positions expose the Corporation to gains or losses that depend on the relationship between currency price movements and interest rate differentials. These positions are subject to limits established by the Market Risk Committee. The majority of the Corporation's foreign exchange risk is generated by its operations in Argentina and Brazil. The following table represents the Corporation's currency positions in Argentina and Brazil at September 30, 2000 and December 31, 1999, respectively.

Currency Positions

================================================================================
                                     Sept. 30, 2000         Dec. 31, 1999
                                  Quarter-   Quarterly   Quarter-   Quarterly
In millions                           End      Average        End     Average
-------------------------------------------------------------------------------
Argentina(a)                         $255         $281       $297        $333
Brazil(b)                              36           17         35          19
===============================================================================

(a) Positions represent local currency assets funded by U.S. dollars for both periods presented.
(b) September 30, 2000 quarter-end position represents local currency assets funded by U.S. dollars; September 30, 2000 quarterly average position represents dollar assets funded by local currency liabilities and December 31, 1999 positions represent local currency assets funded by U.S. dollars.

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

      The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, committed lines of credit and access to the money and capital markets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings. The Corporation's subsidiaries rely on cash flows from operations, core deposits,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

borrowings, short-term high-quality liquid assets and, in the case of non-banking subsidiaries, funds from the parent company. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion bank note program. Another important source of bank funding is the securitization market. Additionally, the Corporation and its primary banking subsidiary, Fleet National Bank (FNB), have access to the Euro market under a Euro medium-term note program, which had $2.5 billion available as of September 30, 2000. During the third quarter, the parent company accessed the global capital markets for $1.5 billion of 7.25% senior notes due in 2005, and FNB issued $500 million of floating-rate Euro notes due in 2005.

      At September 30, 2000, the parent company had commercial paper outstanding of $1 billion, compared with $1.6 billion at December 31, 1999. The parent company had excess funds at September 30, 2000 of $2 billion compared to $1.5 billion at December 31, 1999. The parent company has backup lines of credit totaling $1 billion to ensure funding is not interrupted if commercial paper is not available. At September 30, 2000 and December 31, 1999, the parent company had no outstanding balances under these lines of credit.

      At September 30, 2000, the parent company had $2.2 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the Securities and Exchange Commission (the SEC). Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

Capital Management

Capital Ratios
================================================================================
                                   Sept. 30,        Dec. 31,       Sept. 30,
                                        2000            1999            1999
--------------------------------------------------------------------------------
Risk-adjusted assets
  (in millions)                     $182,867        $189,488        $188,318
Tier 1 risk-based capital ratio
  (4% minimum)                          7.61%           6.82%           7.14%
Total risk-based capital ratio
  (8% minimum)                         11.93           11.50           11.28
Leverage ratio(a)                       7.90            6.81            7.21
Common equity to assets ratio           8.37            7.66            7.97
Total equity to assets ratio            8.68            8.03            8.34
Tangible common equity
  to assets ratio                       6.30            5.60            5.81
Tangible common equity to
  managed assets ratio                  5.83            5.20            5.40
Tangible total equity to
  assets ratio                          6.63            5.97            6.19
================================================================================

(a) The Corporation was subject to a 3% minimum at September 30, 2000 and December 31, 1999, and a 4% minimum at September 30, 1999.

      At September 30, 2000, the Corporation exceeded all regulatory required minimum capital ratios, as the Corporation's Tier 1 and Total risk-based capital ratios were 7.61% and 11.93%, respectively, compared with 6.82% and 11.50%, respectively, at December 31, 1999. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 7.90% at September 30, 2000 compared with 6.81% at December 31, 1999.

      On April 18, 2000, the Corporation's Board approved a plan to repurchase up to $2 billion of the Corporation's common stock from time to time, as market conditions permit. On October 1, 2000, the Board rescinded its approval of the plan in connection with the announcement of the proposed merger with Summit. During the third quarter of 2000, the Corporation agreed to settle outstanding warrants on 13 million shares of its common stock, for an aggregate cash payment of approximately $441 million to the holders of the warrants. On August 16, 2000, the Corporation's Board declared a dividend of one preferred share purchase right (the "rights") for each outstanding share of common stock of the Corporation. This dividend is payable on November 22, 2000 to shareholders of record on November 21, 2000. The rights replace similar rights issued in 1990, which are scheduled to expire on November 21, 2000. On June 30, 2000, the Corporation issued $300 million of trust preferred securities. These securities qualify as Tier 1 capital. On May 31, 2000, the Corporation redeemed its $186 million floating-rate subordinated notes due 2001. On January 15, 2000, the Corporation redeemed all of the outstanding shares of its 9.35% cumulative preferred stock at its aggregate carrying value of $125 million.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains statements relating to future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties, including, but not limited to, changes in general political and economic conditions, either domestically or internationally or in the states in which the Corporation conducts its business; interest rate and currency fluctuations; competitive product and pricing pressures within the Corporation's markets; equity and bond market fluctuations and perceptions; changes in credit quality, including increases in the level of nonperforming assets; inflation; technological changes, including the impact of the Internet; lower than expected cost savings or higher than expected costs associated with acquisitions and integrations of acquired businesses; greater than expected negative impact of any divestitures required by regulators in connection with acquisitions; adverse legislative or regulatory developments affecting the businesses in which the Corporation is engaged;

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

as well as other risks and uncertainties detailed from time to time in the filings of the Corporation with the SEC.

RECENT ACCOUNTING DEVELOPMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB No. 133," establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged.

      The Corporation intends to adopt SFAS No. 133 as of January 1, 2001. The adoption of this Standard may cause volatility in the income statement as well as the equity section of the balance sheet. The impact of adoption will be dependent upon the fair value, nature and purpose of the derivative instruments held by the Corporation as of January 1, 2001. The Corporation has completed much of the complex analysis required to assess the impact that adoption of this Standard will have on its financial position and results of operations. However, in light of significant unresolved accounting and implementation issues that continue to be addressed by the Financial Accounting Standards Board's Derivatives Implementation Group, the Corporation's overall assessment of the Standard's impact is not yet complete.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, deliquencies and credit losses. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Corporation intends to provide the required disclosures as of December 31, 2000, and does not expect the impact of the accounting requirements of the Standard to be material to its financial position or results of operations in future periods.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

=====================================================================================
Three months ended September 30                                        2000      1999
Dollars in millions, except per share amounts
-------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans and leases                               $2,785    $2,644
 Interest on securities and trading assets                              472       428
 Other                                                                  127       226
-------------------------------------------------------------------------------------
    Total interest income                                             3,384     3,298
-------------------------------------------------------------------------------------
Interest expense:
 Deposits of domestic offices                                           588       582
 Deposits of international offices                                      332       276
 Short-term borrowings                                                  312       332
 Long-term debt                                                         500       358
 Other                                                                   67        50
-------------------------------------------------------------------------------------
    Total interest expense                                            1,799     1,598
-------------------------------------------------------------------------------------
Net interest income                                                   1,585     1,700
-------------------------------------------------------------------------------------
Provision for credit losses                                             300       228
-------------------------------------------------------------------------------------
Net interest income after provision for credit losses                 1,285     1,472
-------------------------------------------------------------------------------------
Noninterest income:
 Capital markets revenue                                                749       471
 Investment services revenue                                            399       363
 Banking fees and commissions                                           351       388
 Credit card revenue                                                    178       193
 Processing-related revenue                                             151       146
 Gains on branch divestitures                                           164        --
 Other                                                                  158       131
-------------------------------------------------------------------------------------
    Total noninterest income                                          2,150     1,692
-------------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                                   1,051     1,053
 Occupancy                                                              132       143
 Equipment                                                              127       128
 Intangible asset amortization                                           87        88
 Legal and other professional                                            81        68
 Marketing and public relations                                          76        70
 Other                                                                  493       466
-------------------------------------------------------------------------------------
    Total noninterest expense                                         2,047     2,016
-------------------------------------------------------------------------------------
Income before income taxes                                            1,388     1,148
Applicable income taxes                                                 547       437
-------------------------------------------------------------------------------------
Net income                                                           $  841    $  711
-------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding (in millions)      923.2     946.5
Net income applicable to common shares                               $  831    $  698
Basic earnings per share                                                .92       .76
Diluted earnings per share                                              .90       .74
Dividends declared                                                      .30       .27
=====================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

====================================================================================
Nine months ended September 30                                        2000      1999
Dollars in millions, except per share amounts
------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans and leases                             $ 8,343   $ 7,821
 Interest on securities and trading assets                           1,357     1,271
 Other                                                                 505       586
------------------------------------------------------------------------------------
    Total interest income                                           10,205     9,678
------------------------------------------------------------------------------------
Interest expense:
 Deposits of domestic offices                                        1,776     1,788
 Deposits of international offices                                     925       829
 Short-term borrowings                                                 962       886
 Long-term debt                                                      1,370       968
 Other                                                                 208       137
------------------------------------------------------------------------------------
    Total interest expense                                           5,241     4,608
------------------------------------------------------------------------------------
Net interest income                                                  4,964     5,070
------------------------------------------------------------------------------------
Provision for credit losses                                            911       688
------------------------------------------------------------------------------------
Net interest income after provision for credit losses                4,053     4,382
------------------------------------------------------------------------------------
Noninterest income:
 Capital markets revenue                                             2,621     1,371
 Investment services revenue                                         1,324     1,108
 Banking fees and commissions                                        1,065     1,104
 Credit card revenue                                                   507       542
 Processing-related revenue                                            457       457
 Gains on branch divestitures and sales of businesses                  843        50
 Other                                                                 413       369
------------------------------------------------------------------------------------
    Total noninterest income                                         7,230     5,001
------------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                                  3,624     3,196
 Occupancy                                                             429       425
 Equipment                                                             419       384
 Intangible asset amortization                                         263       259
 Legal and other professional                                          247       206
 Marketing and public relations                                        220       199
 Other                                                               1,579     1,363
------------------------------------------------------------------------------------
    Total noninterest expense                                        6,781     6,032
------------------------------------------------------------------------------------
Income before income taxes                                           4,502     3,351
Applicable income taxes                                              1,857     1,279
------------------------------------------------------------------------------------
Net income                                                         $ 2,645   $ 2,072
------------------------------------------------------------------------------------
Diluted weighted average common shares outstanding (in millions)     921.1     945.0
Net income applicable to common shares                             $ 2,616   $ 2,028
Basic earnings per share                                              2.90      2.20
Diluted earnings per share                                            2.84      2.15
Dividends declared                                                     .90       .81
====================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

============================================================================================================
                                                                                  September 30, December 31,
Dollars in millions, except per share amounts                                              2000         1999
------------------------------------------------------------------------------------------------------------
Assets
Cash, due from banks and interest bearing deposits                                    $   9,101    $  10,627
Federal funds sold and securities purchased under agreements to resell                    1,258        2,353
Trading assets                                                                            7,459        7,849
Securities (market value: $24,136 and $25,212)                                           24,133       25,212
Loans and leases                                                                        111,097      119,700
Reserve for credit losses                                                                (2,463)      (2,488)
------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                    108,634      117,212
------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                  3,293        3,003
Mortgages held for resale                                                                 1,212        1,244
Premises and equipment                                                                    2,588        2,794
Mortgage servicing rights                                                                 2,930        3,325
Intangible assets                                                                         3,942        4,164
Other assets                                                                             14,543       12,909
------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 179,093    $ 190,692
------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Domestic:
    Noninterest bearing                                                               $  22,405    $  24,773
    Interest bearing                                                                     58,612       73,428
  International:
    Noninterest bearing                                                                   1,704        1,532
    Interest bearing                                                                     16,129       15,163
------------------------------------------------------------------------------------------------------------
     Total deposits                                                                      98,850      114,896
------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                5,915        9,529
Other short-term borrowings                                                              12,739        8,577
Trading liabilities                                                                       1,740        3,807
Due to brokers/dealers                                                                    4,627        4,468
Long-term debt                                                                           29,682       25,349
Accrued expenses and other liabilities                                                    9,990        8,759
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  163,543      175,385
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock                                                                             566          691
Common stock, par value $.01 (917,508,406 shares issued in 2000 and
   917,061,055 shares issued in 1999)                                                         9            9
Common surplus                                                                            3,687        4,150
Retained earnings                                                                        11,938       10,129
Accumulated other comprehensive (loss)/income                                               (75)         387
Treasury stock, at cost (12,548,759 shares in 2000 and 1,401,453 shares in 1999)           (575)         (59)
------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          15,550       15,307
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                            $ 179,093    $ 190,692
============================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

===============================================================================================================================
                                                                                          Accumulated
                                                                                                Other
Nine months ended September 30, 2000              Preferred  Common   Common  Retained  Comprehensive   Treasury
Dollars in millions, except per share amounts         Stock   Stock  Surplus  Earnings  Income/(Loss)      Stock       Total
-------------------------------------------------------------------------------------------------------------------------------
1999
----
Balance at December 31, 1998                           $691      $9   $4,706  $ 9,210            $ 95      $(507)    $14,204
Net income                                                                      2,072                                  2,072
Other comprehensive income, net of taxes:
  Adjustment to unrealized gain on securities
    available for sale, net of taxes and
    reclassification adjustment                                                                  (152)
  Change in translation adjustment, net of taxes                                                    8
                                                                                            ----------
    Other comprehensive income                                                                   (144)                  (144)
                                                                                                                   ----------
Total comprehensive income                                                                                             1,928
Cash dividends declared on common stock
  ($.81 per share)                                                               (461)                                  (461)
Cash dividends declared by pooled company prior
  to merger                                                                      (285)                                  (285)
Cash dividends declared on preferred stock                                        (38)                                   (38)
Common stock issued in connection with dividend
  reinvestment and employee benefit plans                                 41      (28)                       125         138
Treasury stock purchased                                                                                     (24)        (24)
Other, net                                                                 2       (4)                        (3)         (5)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                          $691      $9   $4,749  $10,466            $(49)     $(409)    $15,457
-------------------------------------------------------------------------------------------------------------------------------

2000
----
Balance at December 31, 1999                           $691      $9   $4,150  $10,129           $ 387       $(59)    $15,307
Net income                                                                      2,645                                  2,645
Other comprehensive income, net of taxes:
  Adjustment to unrealized gain on securities
    available for sale, net of taxes and
    reclassification adjustment                                                                  (467)
  Change in translation adjustment, net of taxes                                                    5
                                                                                            ----------
    Other comprehensive income                                                                   (462)                  (462)
                                                                                                                   ----------
Total comprehensive income                                                                                             2,183
Cash dividends declared on common stock
 ($.90 per share)                                                                (813)                                  (813)
Cash dividends declared on preferred stock                                        (29)                                   (29)
Common stock issued in connection with dividend
  reinvestment and employee benefit plans                                 (7)       6                        163         162
Redemption of preferred stock                          (125)                                                            (125)
Settlement of forward purchase contracts                                                                    (679)       (679)
Settlement of common stock warrants                                     (441)                                           (441)
Other, net                                                               (15)                                            (15)
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                          $566      $9   $3,687  $11,938            $(75)     $(575)    $15,550
===============================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

=============================================================================================================
Nine months ended September 30                                                               2000        1999
In millions
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                               $  2,645    $  2,072
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                                     414         328
  Amortization of mortgage servicing rights                                                   288         261
  Amortization of other intangible assets                                                     263         259
  Provision for credit losses                                                                 911         688
  Deferred income tax expense                                                                 356         648
  Securities losses/(gains)                                                                    46         (10)
  Gains on branch divestitures and sales of businesses                                       (843)        (50)
Originations and purchases of mortgages held for resale                                   (12,213)    (23,805)
Proceeds from sales of mortgages held for resale                                           12,245      26,821
Decrease/(increase) in trading assets                                                         390      (1,686)
(Decrease)/increase in trading liabilities                                                 (2,067)      1,032
(Increase)/decrease in due from brokers/dealers                                              (290)        744
Decrease in accrued receivables, net                                                           77         415
Increase/(decrease) in due to brokers/dealers                                                 159         (91)
Increase in accrued liabilities, net                                                        1,044         143
Other, net                                                                                 (2,845)     (1,927)
-------------------------------------------------------------------------------------------------------------
     Net cash flow provided by operating activities                                           580       5,842
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Net decrease in federal funds sold and securities purchased under agreements to resell      1,095          62
Purchases of securities available for sale                                                (11,804)    (11,816)
Proceeds from sales of securities available for sale                                        9,353       6,272
Proceeds from maturities of securities available for sale                                   2,562       3,816
Purchases of securities held to maturity                                                     (629)     (1,068)
Proceeds from maturities of securities held to maturity                                       990       1,087
Net cash and cash equivalents paid for businesses acquired                                     --        (613)
Proceeds from sale of loan portfolio by banking subsidiary                                  2,050         400
Net increase in loans and leases                                                           (3,499)     (3,283)
Net cash paid in conjunction with branch divestitures                                      (2,171)         --
Net cash and cash equivalents received from sales of businesses                                --          50
Purchases of premises and equipment                                                          (438)       (352)
Purchases of mortgage servicing rights                                                       (121)       (749)
-------------------------------------------------------------------------------------------------------------
     Net cash flow used in investing activities                                            (2,612)     (6,194)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Net decrease in deposits                                                                   (2,905)     (4,994)
Net increase/(decrease) in short-term borrowings                                              548      (2,245)
Proceeds from issuance of long-term debt                                                    9,273       7,768
Repayments of long-term debt                                                               (4,940)     (1,568)
Proceeds from the issuance of common stock                                                    162         138
Repurchase of common stock                                                                     --         (24)
Settlement of forward purchase contracts                                                     (679)         --
Redemption of preferred stock                                                                (125)         --
Cash dividends paid                                                                          (816)       (779)
-------------------------------------------------------------------------------------------------------------
     Net cash flow provided by/(used in) financing activities                                 518      (1,704)
-------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                                (12)        (56)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                  (1,526)     (2,112)
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                           10,627      10,941
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  9,101    $  8,829
=============================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

NOTE 2. MERGER AND DIVESTITURE ACTIVITIES

      On October 1, 2000, the Corporation entered into a definitive agreement to acquire Summit Bancorp. (Summit), a New Jersey-based financial services company with approximately $39.5 billion in assets and approximately $3 billion in stockholders' equity at September 30, 2000. Under the terms of the agreement, Summit stockholders will receive 1.02 shares of the Corporation's common stock for each share of Summit common stock. The merger, which is subject to Summit stockholder and regulatory approvals, is anticipated to close in the first quarter of 2001, and is expected to be accounted for as a pooling of interests.

      The Corporation anticipates recording a merger- and restructuring-related charge of approximately $400 million, or $250 million after-tax, upon consummation of the merger, consisting of exit costs related to employee severance, excess facilities and systems, and transaction costs. The Corporation also expects to incur an additional $100 million, or $60 million after-tax, of charges in subsequent periods, related to integration of the two companies.

      In connection with the BankBoston merger, the Corporation recorded merger- and restructuring-related charges and merger integration costs of $850 million and $102 million, respectively, during the fourth quarter of 1999. The Corporation incurred an additional $40 million of merger integration costs during the third quarter of 2000, and $227 million of such costs during the first nine months of 2000. These charges and costs are more fully discussed in
Note 5.

      In connection with obtaining regulatory approvals for the BankBoston merger, the Corporation signed definitive agreements to divest approximately $13 billion of deposits and $9 billion of loans. The Corporation has substantially completed its divestiture plan, divesting $13 billion of deposits, $9 billion of loans and 312 branches in Massachusetts, Connecticut, New Hampshire and Rhode Island to Sovereign Bancorp (Sovereign) and various community banks during the first nine months of 2000. In connection with these divestitures, the Corporation recorded gains totaling $843 million ($420 million after-tax). The remaining divestiture of three branches is expected to occur in the fourth quarter of 2000.

NOTE 3. LOANS AND LEASES

      The following table presents details of loan and lease financing balances:

================================================================================
                                                      Sept. 30,         Dec. 31,
In millions                                                2000             1999
--------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                            $ 51,306         $ 55,184
  Commercial real estate                                  8,049            7,945
  Residential real estate                                 6,148           10,881
  Credit card                                             4,201            5,455
  Other consumer                                         13,081           14,549
  Lease financing                                        12,252           10,933
--------------------------------------------------------------------------------
Total domestic loans and leases                          95,037          104,947
--------------------------------------------------------------------------------
International loans and leases                           16,060           14,753
--------------------------------------------------------------------------------
Total loans and leases                                 $111,097         $119,700
================================================================================

NOTE 4. RESERVE FOR CREDIT LOSSES

      A summary of activity in the reserve for credit losses follows:

================================================================================
Nine months ended September 30                             2000             1999
In millions
--------------------------------------------------------------------------------
Balance at beginning of year                            $ 2,488          $ 2,306
Gross charge-offs:
  Domestic:
     Commercial and industrial                              555              298
     Commercial real estate                                   4               13
     Residential real estate                                  3                7
     Credit card                                            220              293
     Other consumer                                          81              114
     Lease financing                                         24               20
  International                                             122              128
--------------------------------------------------------------------------------
Total gross charge-offs                                   1,009              873
--------------------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial                               47               60
     Commercial real estate                                   8               14
     Residential real estate                                  6                3
     Credit card                                             25               29
     Other consumer                                          25               28
     Lease financing                                          4                6
  International                                              38               82
--------------------------------------------------------------------------------
Total recoveries                                            153              222
--------------------------------------------------------------------------------
Net charge-offs                                             856              651
Provision for credit losses                                 911              688
Divestitures/Acquisitions/Other                             (80)             172
--------------------------------------------------------------------------------
Balance at end of period                                $ 2,463          $ 2,515
================================================================================

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5. MERGER-AND RESTRUCTURING-RELATED CHARGES

      In the fourth quarter of 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with its merger with BankBoston, composed of $383 million of merger-related charges and $467 million of restructuring charges. In addition to the merger- and restructuring-related charges, the Corporation incurred $102 million of integration costs. These integration costs, which are expensed as incurred, resulted from the merger integration process the Corporation began in the fourth quarter of 1999 and has substantially completed as of September 30, 2000. The Corporation incurred an additional $40 million of such costs during the third quarter of 2000, and $227 million during the first nine months of 2000.

Restructuring-Related Charges

      Of the $467 million charge, $357 million related to personnel, $77 million related to technology and operations, $28 million related to facilities and $5 million related to other restructuring expenses. Management expects to complete implementation of the restructuring plan by the end of 2000.

      Personnel-related costs of $357 million related to severance, benefit program changes and outplacement services for approximately 4,000 employees that the Corporation identified in 1999 for termination in connection with the restructuring, principally as a result of duplicate functions within the combined company. Substantially all of the affected employees were notified by September 30, 2000. During the third quarter of 2000, $48 million of personnel benefits were paid, bringing total personnel benefits paid through September 30, 2000 to $166 million. To date, approximately 3,300 employees have been terminated and have left the Corporation. The Corporation anticipates that substantially all of the remaining employees will have left the Corporation by December 31, 2000.

      Technology and operations costs of $77 million included $37 million of liabilities incurred for contract cancellation penalties resulting from duplicate or incompatible systems, and $40 million of write-offs of certain capitalized assets, including business projects in process that will not be completed by the Corporation, and losses incurred from the write-off of computer hardware and software held for disposition. To date, $27 million in contract cancellation penalties have been paid.

      Facilities charges of $28 million represented the present value of future lease obligations and lease cancellation penalties recorded in connection with vacating duplicate headquarters, banking operations facilities and branch offices. During the third quarter of 2000, approximately $2 million in facilities charges were paid.

      The following table presents activity in the restructuring-related accrual during the nine months ended September 30, 2000. The remaining accrual at September 30, 2000 is composed primarily of expected cash outlays related to severance and facilities obligations.

Restructuring Accrual Activity
================================================================================
In millions
--------------------------------------------------------------------------------
Balance at December 31, 1999                                               $387
Cash payments                                                              (157)
Noncash write-downs                                                          (4)
--------------------------------------------------------------------------------
Balance at September 30, 2000                                              $226
================================================================================

Integration Costs

      Integration costs, which are expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. Certain assets, principally computer hardware and software, banking operations and administrative facilities, will be used during 2000 until the integration of computer systems and banking operations has been completed, and will then be disposed. Approximately $6 million of the total integration costs incurred in the third quarter of 2000, and approximately $68 million in the first nine months of 2000, related to the incremental depreciation on those assets, which was calculated based on the assets' shortened useful lives, over the depreciation that would otherwise have been recorded.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

      A summary of the trust preferred securities issued and outstanding at September 30, 2000 and December 31, 1999 follows. These trust preferred securities are included in long-term debt in the accompanying consolidated balance sheet.

                             Amount Outstanding
                            Sept.30,  Dec. 31,                                Earliest                Distribution      Liquidation
                                2000      1999    Original                  Prepayment      Stated         Payment   Preference per
                                (In millions)   Issue Date           Rate  Option Date    Maturity       Frequency   Trust Security
-----------------------------------------------------------------------------------------------------------------------------------
BankBoston Capital Trust I     $ 250     $ 250    11/26/96          8.25%   12/15/2006  12/15/2026   semi-annually           $1,000
Fleet Capital Trust I             84        84      2/4/97          8.00%    4/15/2001   2/15/2027       quarterly               25
BankBoston Capital Trust II      250       250    12/10/96          7.75%   12/15/2006  12/15/2026   semi-annually            1,000
Fleet Capital Trust II           250       250    12/11/96          7.92%   12/15/2006  12/11/2026   semi-annually            1,000
BankBoston Capital Trust III     248       248      6/4/97   LIBOR + .75%    6/15/2007   6/15/2027       quarterly            1,000
Fleet Capital Trust III          120       120     1/29/98          7.05%    3/31/2003   3/31/2028       quarterly               25
BankBoston Capital Trust IV      247       247      6/8/98  LIBOR +  .60%    6/08/2003   6/08/2028       quarterly            1,000
Fleet Capital Trust IV           150       150     4/28/98          7.17%    3/31/2003   3/31/2028       quarterly               25
Fleet Capital Trust V            250       250    12/18/98  LIBOR + 1.00%   12/18/2003  12/18/2028       quarterly            1,000
Fleet Capital Trust VI           300        --     6/30/00          8.80%    6/30/2005   6/30/2030       quarterly               25
-----------------------------------------------------------------------------------------------------------------------------------
Total trust securities        $2,149    $1,849
====================================================================================================================================

      All of the trust preferred securities may be prepaid at the option of the trusts, in whole or in part, on or after the prepayment option dates listed above. At September 30, 2000, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust preferred securities were 7.41%, 7.25% and 7.66%, respectively.

NOTE 7. LINE OF BUSINESS INFORMATION

      Information about the Corporation's operating segments for the quarters and nine months ended September 30, 2000 and 1999 is included in the "Line of Business Information" section of Management's Discussion and Analysis of Financial Condition and Results of Operations (pages 8-12) of this Form 10-Q.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMEBER 30, 2000

NOTE 8. EARNINGS PER SHARE

A summary of the Corporation's calculation of earnings per common share follows:

======================================================================================================================
Three months ended September 30                               2000                                 1999
----------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts        BASIC             DILUTED            BASIC              DILUTED
----------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        903,381,791        903,381,791        921,818,389        921,818,389
Additional shares due to:
  Stock options                                            --          9,641,681                 --         12,282,112
  Warrants                                                 --         10,191,635                 --         12,371,186
----------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           903,381,791        923,215,107        921,818,389        946,471,687
======================================================================================================================
Earnings per share:
Net income                                      $         841      $         841      $         711      $         711
Less preferred stock dividends                            (10)               (10)               (13)               (13)
----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders     $         831      $         831      $         698      $         698
======================================================================================================================
Total equivalent shares                           903,381,791        923,215,107        921,818,389        946,471,687
======================================================================================================================
Earnings per share                              $         .92      $         .90      $         .76      $         .74
======================================================================================================================

======================================================================================================================
Nine months ended September 30                                 2000                                  1999
----------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts        BASIC             DILUTED            BASIC              DILUTED
----------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        903,075,984        903,075,984        920,666,950        920,666,950
Additional shares due to:
  Stock options                                            --          7,154,502                 --         11,775,460
  Warrants                                                 --         10,916,231                 --         12,553,392
----------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           903,075,984        921,146,717        920,666,950        944,995,802
======================================================================================================================
Earnings per share:
Net income                                      $       2,645      $       2,645      $       2,072      $       2,072
Less preferred stock dividends and other                  (29)               (29)               (44)               (44)
----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders     $       2,616      $       2,616      $       2,028      $       2,028
======================================================================================================================
Total equivalent shares                           903,075,984        921,146,717        920,666,950        944,995,802
======================================================================================================================
Earnings per share                              $        2.90      $        2.84      $        2.20      $        2.15
======================================================================================================================

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

NOTE 10. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Cash Flow Disclosure
================================================================================
Nine months ended September 30                        2000        1999
In millions
--------------------------------------------------------------------------------
Supplemental disclosure for cash paid during the
  period for:
    Interest                                             $  5,522      $  4,471
    Income taxes, net of refunds                            1,244           831
--------------------------------------------------------------------------------
Assets acquired and liabilities assumed in
  business combinations:
    Assets acquired, net of cash and cash
      equivalents received                                     --      $  6,073
    Net cash and cash equivalents paid                         --          (613)
    Liabilities assumed                                        --         5,460
--------------------------------------------------------------------------------
Divestitures:
    Assets sold                                          $ 10,166            --
    Net cash paid                                          (2,171)           --
    Liabilities sold                                       13,180            --
================================================================================

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index

Exhibit
Number

  12    Computation of Consolidated Ratios of Earnings to Fixed Charges

  27    September 30, 2000 Financial Data Schedule

  27(a) September 30, 1999 Restated Financial Data Schedule

(b) Current Reports on Form 8-K

      The Corporation filed six Current Reports on Form 8-K during the period from July 1, 2000 to the date of the filing of this report.

- Current Report on Form 8-K dated June 30, 2000, reporting the sale of $300 million of 8.80% Trust Originated Preferred Securities of Fleet Capital Trust VI, a subsidiary trust of the Corporation, under the Corporation's shelf registration statement.

- Current Report on Form 8-K dated July 17, 2000, announcing the Corporation's second quarter 2000 earnings.

- Current Report on Form 8-K dated August 16, 2000, announcing the approval of a new shareholder rights plan.

- Current Report on Form 8-K dated September 12, 2000, reporting the sale of $1.5 billion of 7.25% senior notes under the Corporation's shelf registration statement.

- Current Report on Form 8-K dated October 1, 2000, announcing that the Corporation and Summit Bancorp. have entered into an Agreement and Plan of Merger.

- Current Report on Form 8-K dated October 17, 2000, announcing the Corporation's third quarter 2000 earnings.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FleetBoston Financial Corporation
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ Eugene M. McQuade
                                        ----------------------------------------
                                        Eugene M. McQuade
                                        Vice Chairman,
                                        Chief Financial Officer
                                        and Chief Accounting Officer

DATE:  November 14, 2000