Form 10-K
period 2000-12-31
FLEETBOSTON FINANCIAL CORP
filed 2001-02-28
CIK 50341

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------
                                    FORM 10-K

 [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                          COMMISSION FILE NUMBER 1-6366
                        FLEETBOSTON FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)


              RHODE ISLAND                               05-0341324
        (State of incorporation)            (I.R.S. Employer Identification No.)

100 FEDERAL STREET, BOSTON, MASSACHUSETTS                   02110
 (Address of principal executive office)                 (Zip Code)

                                 617 / 434-2200
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                            TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            -------------------                                  -----------------------------------------
Common Stock, $.01 Par Value                                                              New York Stock Exchange
                                                                                           Boston Stock Exchange

Depositary Shares each representing a one-tenth interest in a share of
   Series V 7.25% Perpetual Preferred Stock, $1 Par Value                                 New York Stock Exchange

Depositary Shares each representing a one-fifth interest in a share of
   Series VI 6.75% Perpetual Preferred Stock, $1 Par Value                                New York Stock Exchange

8.00% Trust Originated Preferred Securities issued by Fleet Capital Trust
I,  Guaranteed by FleetBoston Financial Corporation                                       New York Stock Exchange

7.05% Trust Originated Preferred Securities issued by Fleet Capital Trust
III, Guaranteed by FleetBoston Financial Corporation                                      New York Stock Exchange

7.17% Trust Originated Preferred Securities issued by Fleet Capital Trust
IV, Guaranteed by FleetBoston Financial Corporation                                       New York Stock Exchange

8.80% Trust Originated Preferred Securities issued by Fleet Capital Trust
VI, Guaranteed by FleetBoston Financial Corporation                                       New York Stock Exchange

Preferred Share Purchase Rights                                                           New York Stock Exchange
                                                                                           Boston Stock Exchange


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

===============================================================================

     As of January 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $38.7 billion.

     The number of shares of common stock of the Registrant outstanding as of January 31, 2001 was 904,554,470.

===============================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

     Pertinent extracts from Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

     Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                   TABLE OF CONTENTS AND CROSS-REFERENCE INDEX

        DESCRIPTION                                                                     PAGE NUMBER
        -----------                                                                     -----------
Part 1.   Item 1.  Business...................................................                     2-7
                   -  Line of Business Information............................            16-21, 60-62
                   -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................                   11-39
                   -  Mergers, Acquisitions and Divestitures..................                   48-49
                   -  Capital.................................................            37-38, 55-56
                   -  Dividends...............................................            36-37, 55-56
                   -  Statistical Disclosure by Bank Holding Companies .......      6-7, 10, 21-28, 37,
                                                                                         46-48, 50, 52,
                                                                                                 68-70
          Item 2.  Properties.................................................                       7
          Item 3.  Legal Proceedings..........................................                   7, 59
          Item 3A. Executive Officers of the Corporation......................                     8-9
          Item 4.  Submission of Matters to a Vote of Security Holders........                       9
Part II.  Item 5.  Market for the Registrant's Common Stock and Related
                   Stockholder Matters........................................                   9, 69
          Item 6.  Selected Financial Data....................................                      10
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................                   11-39
          Item 7A. Quantitative and Qualitative Disclosures about Market Risk                28-36, 40
          Item 8.  Financial Statements and Supplementary Data................               40-67, 69
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................                      71
Part III. Item 10. Directors and Executive Officers of the Registrant.........                 8-9, 71*
          Item 11. Executive Compensation.....................................                      71*
          Item 12. Security Ownership of Certain Beneficial Owners and
                   Management.................................................                      71*
          Item 13. Certain Relationships and Related Transactions.............                      72*
Part IV.  Item 14. Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K...................................................            42-45, 72-76
          Signatures..........................................................                      77


* The information required by this Item is incorporated herein by reference to the Corporation's Proxy Statement for its 2001 Annual Meeting of Stockholders.

PART I.

ITEM 1.  BUSINESS

GENERAL

     FleetBoston Financial Corporation (the Corporation) is a diversified financial services company organized under the laws of the State of Rhode Island. The Corporation is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2000, the Corporation had total assets of $179.5 billion, total deposits of $101.3 billion, total stockholders' equity of $16.2 billion and approximately 53,000 employees. In terms of total assets, the Corporation is the seventh largest financial holding company in the United States. The Corporation's aggregate market capitalization of approximately $34 billion ranks seventh in the country among financial holding companies. The executive office of the Corporation is located at 100 Federal Street, Boston, Massachusetts, 02110 (telephone (617) 434-2200).

     On October 1, 2000, the Corporation announced a definitive agreement to acquire Summit Bancorp. (Summit), a New Jersey-based financial services company with approximately $40 billion of assets and approximately $3 billion of stockholders' equity at December 31, 2000. The Corporation expects to complete the acquisition, which has received the required stockholder and regulatory approvals, before the end of the first quarter of 2001, and plans to account for the acquisition as a pooling of interests. Additional information with respect to this pending acquisition is included in Note 2 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

     The Corporation, through its subsidiaries, offers a comprehensive array of financial solutions to approximately 20 million customers, primarily in the United States and Latin America. Its key businesses include consumer and small business banking; commercial banking, including middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking; international banking; corporate banking; principal investing; investment banking; securities brokerage, market-making and clearing services; investment services, including asset management, mutual funds and retirement planning; credit card services; commercial real estate lending; mortgage banking, and student loan and other processing. The Corporation owns three national banking subsidiaries, including its principal banking subsidiary, Fleet National Bank ("FNB"). FNB is a member of the Federal Reserve System, and its domestic deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law.

     The Corporation's principal business lines, including their operating results and other key financial measures, are more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this Report under Item 7, and in Note 17 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report. For discussions of the Corporation's business activities, including its lending activities, its cross-border outstandings and its management of off-balance sheet exposure and the risks inherent in its businesses, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

     This Report, as well as other written or oral communications made from time to time by the Corporation (including, without limitation, the Corporation's 2000 Summary Annual Report to Stockholders), may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of the following risks and uncertainties, as well as any other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission (the "SEC"):

     - general political and economic conditions, either domestically or internationally or in the states in which the Corporation conducts its business, may be less favorable than expected;

     - interest rate and currency fluctuations, equity and bond market fluctuations, the level of nonperforming assets and inflation may be greater than expected;

     - competitive product and pricing pressures among financial institutions within the Corporation's markets may increase significantly;

     - legislative or regulatory developments, including regulations adopted under the Gramm-Leach-Bliley Act and other changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry, may adversely affect the businesses in which the Corporation is engaged;

     - technological changes, including the impact of the Internet on the Corporation's businesses, may be more difficult or expensive than anticipated;

     - expected cost savings and revenue enhancements from mergers, acquisitions and integrations of acquired businesses may not be fully realized or realized within the expected timeframes;

     - costs or difficulties related to the integration of acquired businesses may be greater than expected; and

     - the negative impact of any divestitures required by regulatory authorities in connection with mergers or acquisitions may be greater than expected.

COMPETITION

     The Corporation's banking and non-banking subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other non-bank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in the Northeast, throughout the United States and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.

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

SUPERVISION AND REGULATION

      The business in which the Corporation and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which the Corporation and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

      Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Corporation and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

Regulatory Agencies

      Financial Holding Company. The Corporation elected to become a financial holding company on March 13, 2000, and continues to be subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

      Subsidiary Banks. FNB and the Corporation's other national banking subsidiaries are subject to regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC") and secondarily by the Federal Reserve Board and the FDIC. In connection with its international operations, the Corporation is also subject to regulation by various foreign bank and securities regulatory agencies in those countries in which it does business.

      Nonbank Subsidiaries. Many of the Corporation's non-banking subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. The Corporation's brokerage subsidiaries are regulated by the SEC, the National Association of Securities Dealers, Inc. and state securities regulators. The Corporation's insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-banking subsidiaries of the Corporation are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

      Other Requirements and Regulations. The Corporation and its subsidiaries are also affected by the fiscal and monetary policies of the U.S. federal government and the Federal Reserve Board, and by various other governmental requirements and regulations in the states and countries where the Corporation and its subsidiaries operate.

Financial and Bank Holding Company Activities

      "Financial in Nature" Requirement. As a bank holding company that has also elected to become a financial holding company, the Corporation may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Corporation to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Corporation may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the Corporation ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Corporation to divest the subsidiary bank. Alternatively, the Corporation may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Corporation receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Corporation will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

      Affiliate Transactions. Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by the Corporation and its non-bank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between the Corporation and its non-bank subsidiaries, on the one hand, and its affiliate insured depository institutions on the other. Section 23A of the Federal Reserve Act also generally requires that an insured depository institution's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

      Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. The Corporation may from time to time use Riegle-Neal to acquire banks in additional states and to consolidate its bank subsidiaries.

      Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Liability for Banking Subsidiaries

      Under current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution "in danger of default." All of the Corporation's subsidiary banks are FDIC-insured depository institutions. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

Capital Requirements

      Information concerning the Corporation and its subsidiaries with respect to capital requirements is incorporated by reference from Note 12, "Regulatory Matters," of the "Notes to Consolidated Financial Statements" included under
Item 8 of this Report, and from the "Capital Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

FDICIA

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank or thrift is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank or thrift must develop a capital restoration plan and its parent bank holding company must guarantee the bank's or thrift's compliance with the plan up to the lesser of 5% of the bank's or thrift's assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2000, each of the Corporation's banking subsidiaries was well capitalized based on the prompt corrective action guidelines.

Dividend Restrictions

      Various U.S. federal and state statutory provisions limit the amount of dividends the Corporation's banking subsidiaries can pay to the Corporation without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; (2) the amount in excess of which the bank ceases to be at least adequately capitalized; and (3) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.

      In addition, U.S. federal bank regulatory authorities have authority to prohibit the Corporation's banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Corporation's banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

      At December 31, 2000, approximately $1.1 billion of the total stockholders' equity of the Corporation's banking subsidiaries was available for payment of dividends to the Corporation without approval by the applicable regulatory authority. Additional information concerning the Corporation and its banking subsidiaries with respect to dividends is incorporated by reference from
Note 12, "Regulatory Matters," of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report, and the "Liquidity Risk Management" and "Capital Management" sections of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report.

Deposit Insurance Assessments

      The deposits of the Corporation's banking subsidiaries are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and/or the Savings Association Insurance Fund (the "SAIF") administered by the FDIC. As of December 31, 2000, the Corporation's banking subsidiaries held approximately $81 billion and $3.4 billion, respectively, of BIF- and SAIF-assessable deposits.

Depositor Preference Statute

      In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over other general unsecured claims against that institution, including federal funds and letters of credit.

Future Legislation

      Changes to the laws and regulations in the states and countries where the Corporation and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Corporation cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Corporation or any of its subsidiaries.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

      The following information, included under Items 6, 7 and 8 of this Report, is incorporated by reference herein:

          "Consolidated Average Balances/Interest Earned-Paid/Rates 1998-2000" table - presents average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

          "Rate/Volume Analysis" table - presents changes in the taxable equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

          Note 4, "Securities," of the "Notes to Consolidated Financial Statements" and "Securities" table included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses information regarding book values, market values, maturities, and weighted average yields of securities (by category).

          Note 5, "Loans and Leases," of the "Notes to Consolidated Financial Statements" and "Loans and Leases" table included in "Management's Discussion and Analysis of Financial Condition and Results of Operations"
      - discloses distribution of loans of the Corporation.

          "Loans and Leases Maturity" table and "Interest Sensitivity of Loans and Leases Over One Year" table - presents maturities and sensitivities of loans to changes in interest rates.

          Note 1, "Summary of Significant Accounting Policies - Loans and Leases" of the "Notes to Consolidated Financial Statements" and "Nonperforming Assets" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses information on nonaccrual and past due loans and leases and the Corporation's policy for placing loans on nonaccrual status.

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

          "Consolidated Average Balances/Interest Earned-Paid/Rates 1998-2000" table and the "Funding Sources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" - discloses deposit information.

          "Selected Financial Highlights" - presents return on assets, return on equity, common dividend payout ratio, and equity-to-assets ratio.

          Note 8, "Short-Term Borrowings," of the "Notes to Consolidated Financial Statements" - discloses information on short-term borrowings of the Corporation.

ITEM 2. PROPERTIES

     The Corporation maintains its corporate headquarters at 100 Federal Street, Boston, Massachusetts. The Corporation or its domestic subsidiaries also maintain principal offices at One Federal Street, Boston, Massachusetts; 111 Westminster Street and One Financial Plaza, Providence, Rhode Island; 777 Main Street, Hartford, Connecticut; 1185 Avenue of the Americas and 26 Broadway, New York, New York; and 555 California Street, San Francisco, California. The Corporation or its subsidiaries also maintain administration and operations centers located in New York, Massachusetts, Pennsylvania, Wisconsin, Rhode Island, Connecticut, New Jersey and California.

     In Latin America, where FNB operates under the corporate name "BankBoston, N.A.," BankBoston, N.A. maintains banking headquarters in Buenos Aires, Argentina, and Sao Paulo, Brazil. In 1998, BankBoston, N.A. acquired an undeveloped site in Sao Paulo, Brazil to construct a new corporate office building. Construction commenced in July 1999 and is expected to be completed in the first quarter of 2002.

     None of these properties is subject to any material encumbrance. The Corporation's subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

ITEM 3. LEGAL PROCEEDINGS

     Information regarding legal proceedings of the Corporation is incorporated by reference herein from Note 15, "Commitments and Contingencies" of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

ITEM 3A. EXECUTIVE OFFICERS OF THE CORPORATION

     The names, positions, ages and business experience during the past five years of the "executive officers" of the Corporation, as defined in the Securities Exchange Act of 1934, as of February 1, 2001 are set forth below. The term of office of each executive officer extends until the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders, and until a successor is chosen and qualified, unless they sooner resign, retire, die or are removed.



NAME                                                                                                  AGE AS OF
                                   POSITIONS WITH THE CORPORATION                                 FEBRUARY 1, 2001
                                   ------------------------------                                 ----------------
Terrence Murray............      Chairman and Chief Executive Officer                                  61
Charles K. Gifford.........      President and Chief Operating Officer                                 58
Robert J. Higgins .........      President of Consumer Banking and Investment Services                 55
Henrique C. Meirelles......      President of Corporate and Global Banking                             55
Eugene M. McQuade..........      Vice Chairman and Chief Financial Officer                             52
H. Jay Sarles .............      Vice Chairman and Chief Administrative Officer                        55
Paul F. Hogan .............      Vice Chairman and Chief Risk Officer                                  55
Peter J. Manning ..........      Vice Chairman                                                         61
Joseph Smialowski..........      Vice Chairman, Technology and Operations                              52
Bradford H. Warner.........      Vice Chairman, Consumer Business Group                                49
Anne M. Finucane...........      Executive Vice President                                              48
John L. Mastromarino.......      Executive Vice President                                              47
Brian T. Moynihan..........      Executive Vice President                                              41
William C. Mutterperl......      Executive Vice President, General Counsel and Secretary               54
M. Anne Szostak............      Executive Vice President                                              50
Ernest L. Puschaver........      Chief Accounting Officer                                              53

     Terrence Murray has served as Chairman, President and Chief Executive Officer of the Corporation from 1989 to 1995, President and Chief Executive Officer from 1995 to 1996 and Chairman and Chief Executive Officer since 1997. Mr. Murray has been a Director of the Corporation since 1976.

     Charles K. Gifford became President and Chief Operating Officer of the Corporation following the merger of BankBoston Corporation ("BankBoston") with Fleet Financial Group, Inc. (the "Merger"). Prior to the Merger, Mr. Gifford had served as Chairman, President and Chief Executive Officer of BankBoston from 1995 to 1996, Chief Executive Officer from 1996 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999. Mr. Gifford has been a Director of the Corporation since 1999.

     Robert J. Higgins was named Vice Chairman of the Corporation in 1993, President and Chief Operating Officer in 1997, President of Commercial and Retail Banking in 1999 and President of Consumer Banking and Investment Services in November 2000. Mr. Higgins has been a Director of the Corporation since 1999.

     Henrique C. Meirelles became President of Global Banking and Financial Services of the Corporation following the Merger and was named President of Corporate and Global Banking in November 2000. Prior to the Merger, Mr. Meirelles had served as BankBoston's President and Chief Operating Officer from 1996 to 1999. Mr. Meirelles has been a Director of the Corporation since 1999.

     Eugene M. McQuade was named Executive Vice President and Chief Financial Officer of the Corporation in 1993, and has served as Vice Chairman and Chief Financial Officer since 1997.

     H. Jay Sarles has served as Vice Chairman of the Corporation since 1993 and Chief Administrative Officer since 1997.

     Paul F. Hogan became Vice Chairman, Corporate and Investment Banking, of the Corporation following the Merger and was named Vice Chairman and Chief Risk Officer in November 2000. Prior to the Merger, Mr. Hogan had served as Vice Chairman, Corporate Banking, of BankBoston from 1996 to 1997 and Vice Chairman, Wholesale Banking, from 1997 to 1999.

     Peter J. Manning became Vice Chairman of the Corporation following the Merger. Prior to the Merger, Mr. Manning had served as Executive Vice President, Mergers and Acquisitions, of BankBoston from 1996 to 1999.

     Joseph Smialowski became Vice Chairman, Technology and Operations, of the Corporation following the Merger. Prior to the Merger, Mr. Smialowski had served as Executive Vice President, Technology and Operations, of BankBoston from 1998 to 1999. Before joining BankBoston, Mr. Smialowski served as Senior Vice President and Chief Information Officer of Sears, Roebuck & Co. from 1993 to 1998.

     Bradford H. Warner became Vice Chairman, Investment Services, of the Corporation following the Merger and was named Vice Chairman, Consumer Business Group, in November 2000. Prior to the Merger, Mr. Warner had served as Executive Vice President, Global Capital Markets, of BankBoston from 1996 to 1998 and Vice Chairman, Regional Banking, from 1998 to 1999.

     Anne M. Finucane has served as Senior Vice President and Director of Corporate Marketing and Corporate Communications of the Corporation from 1995 to 1999 and Executive Vice President since 1999.

     John L. Mastromarino became Executive Vice President of the Corporation following the Merger. Prior to the Merger, Mr. Mastromarino had served as Executive Vice President, Risk Management, of BankBoston from 1995 to 1999.

     Brian T. Moynihan was named Managing Director, Corporate Strategy and Development, of the Corporation in 1994, Senior Vice President in 1998 and Executive Vice President in 1999.

     William C. Mutterperl has served as General Counsel and Secretary of the Corporation since 1985, Senior Vice President from 1989 to 1998 and Executive Vice President since 1998.

     M. Anne Szostak was named Senior Vice President, Human Resources, of the Corporation in 1994 and has served as Executive Vice President since 1998.

     Ernest L. Puschaver was named Chief Accounting Officer of the Corporation in December 2000. Prior to joining the Corporation, Mr. Puschaver had been a partner at PricewaterhouseCoopers LLP since 1983.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Corporation's common stock is listed on the New York and Boston Stock Exchanges. At December 31, 2000, the Corporation had 67,166 stockholders of record. For information regarding high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on the Corporation's common stock, see the "Quarterly Summarized Financial Information" table included under
Item 8 of this Report, which is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL HIGHLIGHTS


Dollars in millions, except per share amounts
Prepared on a fully taxable equivalent basis               2000          1999          1998         1997          1996
--------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net interest income                                     $  6,582      $  6,799      $  6,454      $  6,192      $  5,858
Noninterest income                                         9,024         6,974         5,281         4,206         3,658
Total revenue                                             15,606        13,773        11,735        10,398         9,516
Noninterest expense                                        8,633         9,357         7,050         6,050         5,831
Provision for credit losses                                1,196           933           850           522           444
Net income                                                 3,420         2,038         2,324         2,246         1,860
--------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                                          $   3.74      $   2.16      $   2.47      $   2.39      $   1.88
Diluted earnings                                            3.68          2.10          2.41          2.33          1.84
Market price (year-end)                                    37.56         34.81         44.69         37.56         24.94
Cash dividends declared                                     1.23          1.11          1.00           .92           .87
Book value (year-end)                                      17.21         15.96         14.70         13.23         12.08
--------------------------------------------------------------------------------------------------------------------------
AT YEAR-END
Assets                                                  $179,519      $190,692      $177,894      $160,314      $151,955
Securities                                                23,720        25,212        23,369        19,845        17,164
Loans                                                    109,372       119,700       112,094       106,545       100,922
Reserve for credit losses                                  2,378         2,488         2,306         2,144         2,371
Deposits                                                 101,290       114,896       118,178       109,497       109,902
Short-term borrowings                                     17,862        18,106        19,176        19,224        13,327
Long-term debt                                            28,357        25,349        14,411         8,191         8,460
Total stockholders' equity                                16,172        15,307        14,204        13,041        12,702
--------------------------------------------------------------------------------------------------------------------------
RATIOS
Return on average assets                                    1.84 %        1.08 %        1.37 %        1.48 %        1.27 %
Return on average common equity                            23.11         14.12         17.64         19.71         16.31
Common dividend payout ratio                               32.88         51.51         40.15         35.55         40.71
Net interest margin                                         4.24          4.23          4.40          4.68          4.57
Efficiency ratio(a)                                         56.9          60.0          58.2          57.2          59.9
Common equity-to-assets (year-end)                          8.69          7.66          7.60          7.53          7.40
Average total equity-to-assets                              8.19          7.82          8.03          8.02          8.31
--------------------------------------------------------------------------------------------------------------------------


SUMMARY OF OPERATING RESULTS(a)

Dollars in millions, except per share amounts
Prepared on a fully taxable equivalent basis           2000         1999        1998
----------------------------------------------------------------------------------------
FOR THE YEAR
Net interest income                                  $ 6,582      $ 6,799      $ 6,454
Noninterest income                                     8,181        6,974        5,281
Total revenue                                         14,763       13,773       11,735
Noninterest expense                                    8,406        8,255        6,832
Provision for credit losses                            1,196          933          850
Net income                                             3,137        2,798        2,459
----------------------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                                       $  3.43      $  2.98      $  2.62
Diluted earnings                                        3.37         2.91         2.55
----------------------------------------------------------------------------------------
RATIOS
Return on average assets                                1.69 %       1.48 %       1.44 %
Return on average common equity                        21.17        19.52        18.69
----------------------------------------------------------------------------------------

(a) Operating results and efficiency ratio exclude the impact of divestiture gains, merger and related costs and other special items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Corporation recorded net income of $3.4 billion, or $3.68 per diluted share, for 2000, compared with $2 billion, or $2.10 per diluted share, for 1999. Return on assets (ROA) and return on common equity (ROE) were 1.84% and 23.11%, respectively, in 2000, compared to 1.08% and 14.12%, respectively, in 1999.

     The 2000 results included branch divestiture gains of $843 million, or $420 million after-tax, resulting from divestitures of 312 branches, $9 billion of loans and $13 billion of deposits to Sovereign Bancorp (Sovereign) and various community banks.

     The 2000 results also included merger integration costs of $227 million, or $137 million after-tax. The 1999 results included $1.1 billion, or $760 million after-tax, of merger and related charges and other special items recorded upon completion of the Fleet/BankBoston merger.

     Excluding these divestiture gains and integration costs, operating earnings were $3.1 billion, or $3.37 per diluted share in 2000, a 12% increase over operating earnings of $2.8 billion, and a 16% increase over diluted earnings per share of $2.91 in 1999. These increases were largely the result of strong growth in capital markets and investment services revenues from the Principal Investing business, Robertson Stephens and Quick & Reilly. ROA and ROE, on an operating basis, were 1.69% and 21.17%, respectively, in 2000 and 1.48% and 19.52%, respectively, in 1999.

     The Corporation expects to achieve total annual cost savings of $1 billion in connection with the Fleet/BankBoston merger integration and branch divestitures. As of December 31, 2000, approximately $970 million of aggregate annualized reductions in expenses had been achieved. Because the divestitures and merger integration process occurred throughout 2000, the actual calendar year expense reductions were less than the annualized amount.

     Net interest income on a fully taxable equivalent (FTE) basis totaled $6.6 billion for 2000, compared to $6.8 billion for 1999. Net interest margin for 2000 was 4.24%, compared to 4.23% in 1999.

     The provision for credit losses was $1.2 billion in 2000, compared to $933 million in 1999. Net charge-offs totaled $1.1 billion in 2000, compared to $896 million in 1999. The increase in both provision and charge-offs was principally the result of higher credit losses in domestic commercial and industrial (C&I) loans, offset in part by lower levels of consumer credit losses, mainly related to credit card receivables.

     Noninterest income, excluding $843 million of pre-tax gains on branch divestitures, increased $1.2 billion to $8.2 billion in 2000, reflecting strong growth in the capital markets and investment services businesses, offset in part by lower banking fees and commissions.

     Noninterest expense, excluding the previously mentioned merger integration costs in 2000 and the merger and related charges and other special items in 1999, totaled $8.4 billion for 2000, compared with $8.3 billion in 1999, the increase resulting primarily from growth in existing businesses and a rise in incentive compensation directly related to higher revenue levels, offset in part by expense reductions realized from both merger integration activities and branch divestitures.

     On October 1, 2000, the Corporation announced an agreement to acquire Summit Bancorp. (Summit), a New Jersey-based financial services company with approximately $40 billion in assets and approximately $3 billion in stockholders' equity at December 31, 2000. The Corporation plans to account for the acquisition, which has received the required stockholder and regulatory approvals and is expected to close before the end of the first quarter of 2001, as a pooling of interests. Since the acquisition was not completed before December 31, 2000, the financial information included in this Report does not reflect Summit's results of operations or financial position. Additional information with respect to this pending acquisition is included in Note 2 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of the Corporation's consolidated results of operations. In order to understand this section in context, it should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

NET INTEREST INCOME

Year ended December 31            2000           1999           1998
FTE basis
In millions
----------------------------------------------------------------------
Interest income                  $13,584        $13,052        $12,341
Tax-equivalent adjustment             61             57             59
Interest expense                   7,063          6,310          5,946
----------------------------------------------------------------------
Net interest income              $ 6,582        $ 6,799        $ 6,454
----------------------------------------------------------------------


The $217 million, or 3%, decrease in net interest income for 2000 compared to 1999 was due principally to the impact of the required divestiture of approximately $13 billion of low-cost deposits and $9 billion of loans during 2000, as well as a higher cost of deposits, partially offset by increased income earned on domestic loans and leases as a result of the higher interest rate environment. Net interest income for 2000 was reduced by approximately $300 million as a result of the divestitures, which were completed in phases during 2000.


NET INTEREST MARGIN AND INTEREST RATE SPREAD

Year ended December 31                           2000                          1999
FTE basis                              Average                       Average
Dollars in millions                    Balance           Rate        Balance         Rate
--------------------------------------------------------------------------------------------

Securities                             $ 23,883          6.67%       $ 24,518          6.48%
Loans and leases:
  Domestic                               99,044          8.88         103,511          8.21
  International                          15,857         13.98          14,017         13.47
Due from brokers/dealers                  3,602          5.55           3,239          4.57
Mortgages held for resale                 1,477          8.19           2,445          7.18
Other                                    11,346          6.35          12,906          6.28
--------------------------------------------------------------------------------------------
Total interest earning assets           155,209          8.79         160,636          8.16
--------------------------------------------------------------------------------------------
Deposits                                 81,357          4.48          90,687          3.88
Short-term borrowings                    20,344          6.11          23,109          5.32
Due to brokers/dealers                    4,825          5.66           4,145          4.65
Long-term debt                           27,416          6.88          22,290          6.15
--------------------------------------------------------------------------------------------
Interest bearing liabilities            133,942          5.26         140,231          4.50
--------------------------------------------------------------------------------------------
Interest rate spread                                     3.53                          3.66
Interest free sources of funds           21,267                        20,405
--------------------------------------------------------------------------------------------
Total sources of funds                 $155,209          4.55%       $160,636          3.93%
--------------------------------------------------------------------------------------------
Net interest margin                                      4.24%                         4.23%
--------------------------------------------------------------------------------------------


Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of interest rate derivatives that are used to manage interest rate risk.

     Net interest margin for 2000 was 4.24%, compared to 4.23% for 1999. This modest increase was primarily attributable to the absence of low-yield earning assets necessary to support the Corporation's investment banking operation, which resulted from banking reform legislation which became effective in March 2000, partially offset by the aforementioned branch divestitures.

     Average domestic loans and leases decreased $4.5 billion to $99 billion in 2000, primarily from divestitures, and decreases as a result of securitizations, offset in part by growth in average lease financing and consumer margin loans. Average yields on domestic loans and leases increased over 1999 as a result of increases in interest rates throughout 2000. Average international loans and leases increased $1.8 billion as a result of increased lending activity, primarily in Brazil, due to an improving economy.

     Average mortgages held for resale decreased $968 million compared to 1999, resulting from lower mortgage production volume at Fleet Mortgage due to a higher interest rate environment.

     Other interest earning assets decreased $1.6 billion to $11.3 billion during 2000, as a result of the previously mentioned absence of low-yield earning assets used to support investment banking. Partially offsetting this decrease was an increase in trading assets.

     Average interest bearing deposits decreased $9.3 billion to $81.4 billion in 2000, reflecting the impact of divestitures, offset in part by increased demand deposits and international deposits.

     Average short-term borrowings decreased $2.8 billion to $20.3 billion during 2000, reflecting the absence of low-rate liabilities used to support investment banking, and a change in funding mix, which resulted in a $5.1 billion increase in average long-term debt. The rise in yields was a result of Federal Reserve Board rate increases in the first half of 2000.

NONINTEREST INCOME

Year ended December 31                   2000            1999           1998
In millions
------------------------------------------------------------------------------
Capital markets revenue                 $3,157          $2,104          $1,140
Investment services revenue              1,704           1,513           1,212
Banking fees and commissions             1,423           1,485           1,324
Credit card revenue                        707             737             455
Processing-related revenue                 609             609             452
Gains on branch divestitures and
   sales of businesses                     843              50             254
Other noninterest income                   581             476             444
------------------------------------------------------------------------------
Total noninterest income                $9,024          $6,974          $5,281
------------------------------------------------------------------------------


Noninterest income totaled $9 billion for 2000, up 29% compared to 1999. This increase reflects growth in the capital markets and investment services businesses, particularly at Quick & Reilly and Robertson Stephens, offset in part by a decline in banking fees and commissions and credit card revenue. The 2000 results also included the previously mentioned $843 million gain from branch divestitures.

CAPITAL MARKETS REVENUE

Year ended December 31                     2000           1999          1998
In millions
----------------------------------------------------------------------------
Principal investing                      $  891         $  494        $  381
Market-making revenue                       808            426           162
Underwriting revenue                        552            366            47
Advisory fees                               340            230            71
Foreign exchange revenue                    199            203           174
Syndication/agency fees                     186            174           121
Trading profits and commissions             171            204            69
Securities gains                             10              7           115
----------------------------------------------------------------------------
Total capital markets revenue            $3,157         $2,104        $1,140
----------------------------------------------------------------------------


Capital markets revenue increased 50%, rising $1.1 billion to $3.2 billion for 2000. This increase reflects a rise in almost all categories within capital markets revenue, most notably principal investing, market-making and underwriting revenue. Much of the increase in these revenues resulted from the unprecedented strength in the U.S. capital markets, particularly the technology sector, during the first quarter. Despite much less favorable market conditions in the latter part of 2000, transactional volumes for the year at both Quick & Reilly and Robertson Stephens increased compared to the prior year. The Corporation's revenues from its capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. These markets could be subject to additional volatility in the future. While 2001 levels of capital markets revenues cannot be predicted with certainty, they are not expected to reach those experienced in 2000.

     Principal investing revenues rose $397 million, or 80%, to $891 million for 2000. The growth in revenue resulted primarily from liquidations of direct investments in public companies and appreciation in the value of primary fund investments. The Corporation has been in the principal investing business since 1959, and has one of the largest bank-owned businesses, with offices in Boston, Providence, Palo Alto, London, Hong Kong, Buenos Aires and Sao Paulo. During 2000, the Corporation made new investments totaling approximately $2 billion. The Principal Investing portfolio, composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded, had an aggregate carrying value of approximately $4.4 billion at December 31, 2000.

     Market-making revenue increased $382 million, or 90%, to $808 million in 2000, reflecting increased transactional volumes at Robertson Stephens and Quick & Reilly resulting from market volatility. Quick & Reilly is the second largest New York Stock Exchange (NYSE) market maker and a leading market maker in NASDAQ securities. In October 2000, the Corporation completed its acquisition of the NYSE specialist firm, M.J. Meehan & Co., LLC (M.J. Meehan). With this acquisition, Quick & Reilly now handles an estimated 18% of all order flow on the NYSE.

     Underwriting revenue increased $186 million, or 51%, to $552 million for 2000, compared to $366 million for 1999. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. Although underwriting volume at Robertson Stephens was relatively consistent with 1999, fees received per transaction resulted in higher revenues than the prior year.

     Advisory fees increased $110 million to $340 million during 2000 as a result of a higher level of fees at Robertson Stephens. Advisory fees include fees received for providing financial advice on mergers and acquisitions, private clients transactions and other transactions.

     Syndication/agency fees increased $12 million to $186 million for 2000, as a result of higher syndication volume during 2000.

     Trading profits and commissions declined $33 million to $171 million in 2000, primarily due to the effect of NASDAQ market conditions on Robertson Stephens.

INVESTMENT SERVICES REVENUE

Year ended December 31                  2000         1999          1998
In millions
-----------------------------------------------------------------------
Investment management revenue          $  955       $  892       $  849
Brokerage fees and commissions            749          621          363
-----------------------------------------------------------------------
Total investment services revenue      $1,704       $1,513       $1,212
-----------------------------------------------------------------------

Investment services revenue increased $191 million, or 13%, in 2000 to $1.7 billion. Changes in these revenues are discussed in more detail below.

Investment Management Revenue

Year ended December 31                   2000         1999         1998
In millions
-----------------------------------------------------------------------
Private Clients Group                    $377         $374         $367
International                             161          142          131
Institutional businesses                  156          150          156
Mutual Fund & Investment                  139          122           92
Columbia Management Company               113           98           98
Other                                       9            6            5
-----------------------------------------------------------------------
Total                                    $955         $892         $849
-----------------------------------------------------------------------


Investment management revenue rose $63 million, or 7%, in 2000 to $955 million. This improvement was attributable to a higher average level of domestic and international assets under management during 2000 compared to 1999. Assets under management were approximately $127 billion at December 31, 2000. The Corporation is among the largest mutual fund providers in Argentina and Brazil, with approximately $8 billion of assets under management.

Brokerage Fees and Commissions

Brokerage fees and commissions increased $128 million, or 21%, in 2000 to $749 million, reflecting strong results from both the retail brokerage and clearing units of Quick & Reilly and the brokerage unit of Robertson Stephens, as average trading volumes on the NASDAQ and NYSE were higher than volumes experienced by these businesses in 1999. Average daily trading volumes, in terms of the number of trades executed and the number of trades cleared, increased 37% and 15%, respectively, at Quick & Reilly. Average daily trading volumes, in terms of the number of shares traded, increased 126% at Robertson Stephens.

BANKING FEES AND COMMISSIONS

Banking fees and commissions, which include fees received for cash management, deposit accounts, electronic banking and other service fees, decreased $62 million, or 4%, to $1.4 billion in 2000, primarily as a result of decreased deposit and electronic banking fees following branch divestitures. Partially offsetting this decrease was a rise in cash management fees resulting from a higher volume of business, including new business that resulted from the merger of the Fleet and BankBoston business units. Banking fees and commissions were negatively impacted by approximately $100 million in 2000 as a result of divestitures.

CREDIT CARD REVENUE

Credit card revenue decreased $30 million, or 4%, to $707 million in 2000, primarily the result of lower securitization income and increased amortization of deferred acquisition costs, offset in part by increased interchange fees. These changes were the result of a narrower margin on assets securitized, reflecting improving asset quality throughout 2000, and increased marketing activities.

      The Corporation services approximately $15 billion of managed (securitized and owned) credit card receivables. The primary components of credit card revenue are related to the Corporation's securitization activities. These activities result in securitization income, servicing revenue, interchange fees, and amortization of deferred acquisition costs. This revenue contributes to the earnings of the Corporation's Credit Cards business unit. This unit's earnings for 2000 increased $19 million, or 13%, over 1999. Additional information with respect to this business unit is included in the Line of Business Information section of this discussion and analysis.

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

Credit Card Securitization Summary

Year ended December 31, 2000                              Credit Card
Dollars in millions                    Reported          Securitization          Managed
-----------------------------------------------------------------------------------------
Net interest income (FTE)              $  6,582             $   923              $  7,505
Provision for credit losses               1,196                 549                 1,745
Noninterest income                        9,024                (374)                8,650
Noninterest expense                       8,633                  --                 8,633
Net income                                3,420                  --                 3,420

Assets at year-end                     $179,519             $ 9,849              $189,368
Average assets                          185,568               9,900               195,468
Net interest margin                        4.24%               9.32%                 4.55%
-----------------------------------------------------------------------------------------

Additional information concerning the Corporation's credit card securitization activities is included in Note 18 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

PROCESSING-RELATED REVENUE

Year ended December 31                         2000        1999        1998
In millions
----------------------------------------------------------------------------
Mortgage banking revenue, net                  $320        $364        $253
Student loan servicing fees                     159         142         121
Other                                           130         103          78
----------------------------------------------------------------------------
Total processing-related revenue               $609        $609        $452
----------------------------------------------------------------------------

Processing-related revenue remained unchanged compared to 1999. Increases in student loan servicing fees and other processing-related revenue were offset by a decrease in net mortgage banking revenue, which is discussed below. Student loan servicing fees increased $17 million, or 12%, at AFSA Data Corporation
(AFSA), the Corporation's student loan servicing subsidiary, as accounts serviced increased 6% to 7.6 million in 2000. Other processing-related revenue increased $27 million, or 26%, due principally to the impact of the Corporation's acquisition of Curtis & Associates, Inc., a company that specializes in assisting individuals transitioning from the welfare rolls to the workforce, as well as increases in the Corporation's tax processing and information processing units.

Mortgage Banking Revenue, Net

Year ended December 31                           2000         1999         1998
In millions
----------------------------------------------------------------------------------
Net loan servicing revenue                      $ 631        $ 548        $ 456
Mortgage production revenue                        69          173          196
Gains on sales of mortgage servicing               --           --           34
Amortization/impairment charge                   (380)        (357)        (433)
----------------------------------------------------------------------------------
Total mortgage banking revenue, net             $ 320        $ 364        $ 253
----------------------------------------------------------------------------------

Net mortgage banking revenue in 2000 decreased $44 million, or 12%, from $364 million in 1999. This decline was due principally to lower mortgage production revenue and higher mortgage servicing rights (MSR) amortization, offset in part by increased loan servicing revenue.

      Net loan servicing revenue represents fees received for servicing residential mortgage loans. The $83 million, or 15%, increase in net loan servicing revenue was primarily attributable to a higher average servicing portfolio during 2000 compared to a year ago. The average servicing portfolio was $143 billion for 2000 compared to $134 billion for 1999. The Corporation sold approximately $22 billion of mortgage servicing during the year at close to carrying value. The Corporation's decision to sell MSRs depends on a variety of factors, including the available markets and current market prices for such servicing rights.

      Mortgage production revenue includes income derived from the loan origination process and gains on sales of mortgage originations. Mortgage production revenue declined in 2000 as a result of lower mortgage production volume compared to 1999, driven by the higher mortgage interest rate environment.

      MSR amortization increased $23 million to $380 million in 2000, due to the above-mentioned rise in the average servicing portfolio. Since MSRs are an interest rate-sensitive asset, the value of the Corporation's mortgage servicing portfolio and related mortgage banking revenue may be adversely impacted if mortgage interest rates decline and loan prepayments increase. The Corporation hedges this interest rate risk with a variety of derivative instruments. For additional information concerning the management of this risk, refer to the Asset and Liability Management section of this discussion and analysis.


OTHER

Gains on branch divestitures and sales of businesses for 2000 consisted of an $843 million gain on the Corporation's divestitures of 312 branches and approximately $9 billion of loans and $13 billion of deposits to Sovereign and various community banks. The $50 million gain in 1999 related to the sale of the Corporation's minority interest in Partner's First, a credit card company.

      Other noninterest income increased $105 million to $581 million in 2000, due primarily to growth in existing businesses and a portion of the revenues that resulted from acquisitions, as well as increases in the Corporation's insurance and lease residual income.

NONINTEREST EXPENSE

Year ended December 31                           2000        1999        1998
In millions
------------------------------------------------------------------------------
Employee compensation and benefits             $4,523      $4,568      $3,556
Occupancy and equipment                         1,088       1,114       1,003
Intangible asset amortization                     352         349         274
Legal and other professional                      331         307         254
Marketing and public relations                    289         276         253
Merger- and restructuring-related
  charges                                          --         850         138
Other                                           2,050       1,893       1,572
------------------------------------------------------------------------------
Total noninterest expense                      $8,633      $9,357      $7,050
------------------------------------------------------------------------------

In connection with the Fleet/BankBoston merger, the Corporation recorded merger- and restructuring-related charges and other costs of $1.1 billion in the fourth quarter of 1999. These costs were composed of $850 million of charges to accrue for merger-related costs and a restructuring plan; $102 million of integration costs incurred during the fourth quarter; and $150 million to establish a defined contribution plan for retention incentives at Robertson Stephens. The Corporation incurred an additional $227 million of integration costs in 2000.

      Noninterest expense decreased $724 million, or 8%, to $8.6 billion in 2000, due to the absence of the merger- and restructuring-related charges recorded in 1999. Excluding the 1999 charges and the 2000 integration costs, noninterest expense increased $151 million from 1999, due primarily to higher compensation and benefit costs directly attributable to higher levels of revenue, offset in part by aggregate expense reductions of approximately $540 million from merger integration activities and branch divestitures.

      Employee compensation and benefits decreased $45 million to $4.5 billion during 2000 compared to 1999. Excluding merger integration costs of $26 million and $25 million incurred in 2000 and 1999, respectively, and the $150 million charge in 1999 related to retention incentives at Robertson Stephens, employee compensation and benefits increased $104 million. This increase was a result of incentive and volume-related increases at both Quick & Reilly and Robertson Stephens, offset, in part, by expense reductions of approximately $350 million from merger integration activities and branch divestitures.

     Occupancy and equipment decreased $26 million during 2000. This decline was a result of approximately $100 million of expense reductions, offset in part by merger integration costs of $73 million incurred in 2000 compared to $39 million in 1999.

      Intangible asset amortization increased slightly to $352 million in 2000 due mainly to the acquisition of M.J. Meehan, as well as additional goodwill recorded related to the NatWest Bancorp earnout agreement. These items were offset, in part, by the impact of the write-off of goodwill related to branch divestitures.

      Legal and other professional expenses increased $24 million during 2000, primarily the result of $28 million of merger integration costs incurred in 2000 compared to $17 million incurred in 1999.

      Marketing and public relations increased $13 million to $289 million in 2000, the result of $23 million of integration costs incurred in 2000, offset, in part, by a portion of the above-mentioned expense reductions.

      Other noninterest expense rose $157 million, or 8%, primarily the result of merger integration costs of $77 million incurred in 2000, compared to $21 million in 1999, as well as increases due to the aforementioned acquisitions and growth in existing businesses.

      The Corporation expects to achieve total annual cost savings of $1 billion in connection with the Fleet/BankBoston merger integration and the branch divestitures. As of the end of 2000, approximately $970 million of aggregate annualized reductions in expenses had been achieved. Because the divestitures and merger integration process occurred throughout 2000, the actual calendar year expense reductions, which totaled approximately $540 million, were less than the annualized amount.

INCOME TAXES

The Corporation recorded income tax expense of $2.3 billion for 2000 compared with $1.4 billion for 1999. The effective tax rate was 40.2% in 2000 compared with 40.5% in 1999.

LINE OF BUSINESS INFORMATION

In 2000, the Corporation was organized and managed along three principal lines of business: Global Banking and Financial Services, Commercial and Retail Banking and National Financial Services. The financial performance of business lines is monitored by an internal profitability measurement system, which provides business line results and key performance measures. The following table presents selected line of business results on a reported basis. Information for 1999 has been restated for comparative purposes to reflect changes in business units and management reporting methodologies implemented in 2000. The information is presented on a fully taxable equivalent basis. Refer to Note 17 of the "Notes to Consolidated Financial Statements," included under Item 8 of this Report, for additional information on these business lines.

      In November 2000, the Corporation announced a realignment of senior management, which resulted in a revised organizational structure. Effective January 1, 2001, the Corporation will be organized and managed along the following principal lines of business - Consumer and Investment Group; Corporate and Global Banking; and Capital Markets Businesses. The information presented below and in Note 17 does not reflect this realignment.

LINE OF BUSINESS EARNINGS SUMMARY

-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                         2000             1999           2000           1999        2000            1999
Dollars in millions                                 Net Income                    Total Revenue             Return on Equity
-----------------------------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services        $1,777           $1,246         $ 7,458         $6,046          29 %            23 %
Commercial and Retail Banking                 1,201            1,080           5,318          5,456          22              19
National Financial Services                     424              393           1,991          2,115          15              14
All Other                                        18             (681)            839            156          --              --
-----------------------------------------------------------------------------------------------------------------------------------
Total                                        $3,420           $2,038         $15,606        $13,773          23 %            14 %
-----------------------------------------------------------------------------------------------------------------------------------

During 2000, each of the three principal business lines posted increases in earnings compared to 1999. Improved results were driven primarily by growth in the capital markets units (Quick & Reilly, Robertson Stephens and Principal Investing), as well as growth in the core banking businesses and cost savings from merger integration efforts.

      The following discussion focuses on the components and results of each of the three major business lines.

GLOBAL BANKING AND FINANCIAL SERVICES

--------------------------------------------------------------------------------
Year ended December 31                           2000                 1999
Dollars in millions
--------------------------------------------------------------------------------
Income Statement Data:
  Net interest income (FTE)                   $ 2,185              $ 2,019
  Noninterest income                            5,273                4,027
  Provision for credit losses                     314                  294
  Noninterest expense                           4,183                3,681
  Taxes/FTE adjustment                          1,184                  825
--------------------------------------------------------------------------------
Net Income                                    $ 1,777              $ 1,246
--------------------------------------------------------------------------------
Balance Sheet Data:
  Average assets                              $79,914              $74,489
  Average loans and leases                     47,245               43,829
  Average deposits                             21,449               19,589
--------------------------------------------------------------------------------
Return on Equity                                   29%                  23%
--------------------------------------------------------------------------------

Global Banking and Financial Services includes International Banking, Corporate Banking, Principal Investing, Robertson Stephens, Quick & Reilly and Investment Services. This unit earned $1.8 billion in 2000, a 43% increase over 1999 earnings of $1.2 billion. Increased earnings for Global Banking and Financial Services were driven by capital markets and investment services revenues, as the Corporation benefited from the strength of world financial markets during the first half of the year.


A more detailed analysis of the supporting business units follows.

-----------------------------------------------------------------------------------------
Year ended December 31         2000     1999        %       2000      1999         %
Dollars in millions               Net Income      Change     Total Revenue       Change
-----------------------------------------------------------------------------------------
International Banking        $  383     $  316      21 %    $1,832     $1,739       5%
Corporate Banking               376        281      34       1,220      1,150       6
Principal Investing             373        215      73         740        460      61
Robertson Stephens              218         99     120       1,550        933      66
Quick & Reilly                  217        172      26       1,178        876      34
Investment Services             210        163      29         938        888       6
-----------------------------------------------------------------------------------------
Total                        $1,777     $1,246      43%     $7,458     $6,046      23%
-----------------------------------------------------------------------------------------

International Banking

The International Banking unit includes the Corporation's international operations, the largest of which are in Brazil, where the Corporation has been in business since 1947, and Argentina, where the Corporation has done business since 1917. In both countries, the Corporation is a recognized leader among financial institutions. This business unit also includes operations in other Latin American countries, as well as Asia, and offers sophisticated foreign exchange and derivative products and other services through the Global Markets unit.

     The Corporation has 64 branch banking locations in Brazil. The Corporation's total average assets in Brazil amounted to approximately $8.4 billion for 2000, compared to approximately $6.4 billion for 1999. The Corporation currently operates 137 branches in Argentina, and its total average assets in that country amounted to approximately $9.5 billion for 2000, compared to approximately $9.3 billion for 1999.

      Compared to 1999, International Banking earnings increased $67 million, or 21%, driven primarily by increased earnings in Argentina and Brazil, as well as increased trading profits and foreign exchange revenues, primarily in the Global Markets unit. Revenues increased as a result of higher loan volumes and lower credit costs, primarily in Brazil, as well as increased mutual fund fees, banking fees, credit card revenues, foreign exchange revenues and trading profits. These higher revenues were partly offset by increased compensation and equipment expenses.

     For 2000, average deposit balances were $11 billion, compared to $9.6 billion for 1999. Average loan balances for 2000 were $2.1 billion higher than 1999 at $14.3 billion, due primarily to growth in commercial loans in Brazil. Additional information relating to international cross-border outstandings and currency positions and risks related to the Corporation's International Banking unit is presented in the Cross-Border Outstandings and Asset and Liability Management sections of this discussion and analysis.

Corporate Banking

This business unit includes national specialized industry lending, institutional banking, investment banking, and certain capital markets activities. As a result of its focus on the needs of large corporate customers and specialized industries, this unit represents a diverse mix of corporate customers both by geographic region and industry. These units provide business customers with capital formation, acquisition finance and long-term financing strategies. The specialized industry and institutional lending units provide financial services to corporate customers across the nation in high growth industries such as media, communications, high tech, energy, financial institutions and healthcare. This unit also services international clients through the multinational and European units.

      Corporate Banking earnings increased $95 million, or 34%, compared to 1999, due primarily to increased capital markets revenue, higher cash management fees, and lower operating costs due to merger-related cost savings, as well as the absence of securities losses and other write-downs recorded in 1999. These items were partially offset by decreased investment banking fees and higher credit costs.

Principal Investing

This business unit provides start-up capital and debt financing to new ventures and selected small business ventures that are predominantly privately or closely held companies. At December 31, 2000, the aggregate carrying value of the Principal Investing portfolio was approximately $4.4 billion. In 2000, earnings increased $158 million, or 73%, to $373 million. Higher earnings were driven primarily by realized gains on the sale of several equity investments. Principal Investing earnings fluctuate with the condition of equity markets, the general state of the economy and the timing of sales.

Robertson Stephens

Robertson Stephens conducts investment banking activities and provides brokerage services, as well as some private client services for high-net-worth individuals. Robertson Stephens, which is headquartered in San Francisco, has both domestic and international operations. Robertson Stephens focuses on the high-technology business sector, and is a leader in technology IPOs.

      Robertson Stephens earned $218 million in 2000 on $1.6 billion in revenues, representing increases over the prior year of 120% and 66%, respectively. These increased earnings were driven by increased brokerage and investment banking activity, partially offset by higher operating expenses, primarily revenue-related incentive compensation and infrastructure expenses necessary to support the unit's growth.

Quick & Reilly

Quick & Reilly, a leading provider of securities brokerage, market-making and securities clearing services, and one of the nation's largest and most successful brokerage firms, earned $217 million in 2000, a 26% increase over the $172 million earned in 1999. Increased earnings were driven by higher brokerage and market-making revenues which resulted from the large volume of transaction activity in the financial markets, particularly during the early part of 2000. Higher revenues were partially offset by higher revenue-related incentive compensation, and increased expenses related to investment in the retail brokerage infrastructure undertaken as part of a continuing program to integrate Quick & Reilly's services into the Corporation's existing distribution channels.

Investment Services

The Investment Services business unit is composed of several businesses targeting the growing customer need for investment products and services. These businesses include the Private Clients Group, which offers specialized asset management, estate settlement and deposit and credit products to high-net-worth customers; Columbia Management, which sells proprietary mutual funds and a wide range of investment products to retail and institutional customers; and the Mutual Fund & Investment Group, which markets the Corporation's proprietary mutual fund family, as well as third party mutual funds and annuity products through traditional retail distribution channels. In addition, the Investment Services unit includes several businesses that offer retirement planning, large institutional asset management and not-for-profit investment services.

      The Investment Services unit earned $210 million in 2000, an increase of $47 million, or 29%, compared to 1999. Higher revenues from a higher average level of assets under management, as well as increased brokerage fees and commissions and lower operating expenses due to merger-related cost savings, drove increased earnings. Investment management revenue remained strong at $732 million versus $694 million in 1999. At December 31, 2000, domestic assets under management totaled approximately $119 billion.

COMMERCIAL AND RETAIL BANKING

---------------------------------------------------------------------------------
Year ended December 31                            2000                  1999
Dollars in millions
---------------------------------------------------------------------------------
Income Statement Data:
  Net interest income (FTE)                    $ 3,864               $ 3,989
  Noninterest income                             1,454                 1,467
  Provision for credit losses                      334                   352
  Noninterest expense                            2,958                 3,265
  Taxes/FTE adjustment                             825                   759
---------------------------------------------------------------------------------
Net Income                                      $1,201                $1,080
---------------------------------------------------------------------------------
Balance Sheet Data:
  Average assets                               $59,897               $63,811
  Average loans and leases                      51,290                52,661
  Average deposits                              71,273                77,726
---------------------------------------------------------------------------------
Return on Equity                                    22%                   19%
---------------------------------------------------------------------------------

Commercial and Retail Banking includes domestic banking to consumer and small business customers, as well as domestic commercial banking operations, which includes middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking services. Results reflect year over year declines in both the loan and deposit portfolios, reflecting the impact of the divestitures of 312 branches in connection with the Fleet/BankBoston merger. Earnings for this unit increased $121 million, or 11%, as expense reductions from divestitures and merger integration efforts and a lower provision for credit losses more than offset divestiture-related decreases in revenues. Excluding the impact of the divestitures, total revenue increased 6% over 1999.

----------------------------------------------------------------------------------
Year ended December 31          2000     1999      %      2000      1999     %
Dollars in millions              Net Income     Change     Total Revenue   Change
----------------------------------------------------------------------------------
Retail Distribution           $  402   $  354    14%    $2,204    $2,341   (6)%
Commercial Finance               316      297     6        970       949    2
Commercial Banking               240      218    10        943       969   (3)
Small Business                   194      170    14        888       855    4
Consumer Lending                  49       41    20        313       342   (8)
----------------------------------------------------------------------------------
Total                         $1,201   $1,080    11 %   $5,318    $5,456   (3)%
----------------------------------------------------------------------------------

Retail Distribution

Retail Distribution offers consumer retail services through various delivery channels, and includes consumer deposit products and direct banking services. Consumer retail products and services are distributed through a network of over 1,250 branches, including convenient in-store branches, 3,400 ATMs, electronic banking products, Internet banking and 24-hour customer call centers. These delivery channels provide customers with the convenience to manage their finances in virtually any manner suited to their needs. The Corporation continues to expand its electronic banking customer base, which has grown from 669,000 in 1999 to over 1,000,000 in 2000.

      This unit also includes the Corporation's Community Banking group. Community Banking includes 46 branches in select inner-city neighborhoods where it serves the needs and reflects the linguistic and cultural diversity of its customers. In addition to providing traditional banking products and services, this group is a leading provider of equity and at-risk capital for low and moderate and historically underserved minority and women-owned businesses.

      In 2000, Retail Distribution earned $402 million, a 14% increase over 1999 earnings of $354 million, despite a divestiture-related revenue decline of 6%. These increased earnings were driven by higher spreads on deposits during the current year, and lower operating costs, as this unit realigned staffing requirements to optimize merger-related cost savings. During 2000, Retail Distribution's average core deposit balances declined to $49 billion from $55 billion during 1999, reflecting the impact of the aforementioned divestitures.

Commercial Finance

Commercial Finance focuses on the asset financing needs of corporate customers, and offers asset-based lending and leasing products to corporate customers located throughout the nation. Commercial Finance customers also have access to commercial real estate lending, debt capital markets, cash management, trade services, foreign exchange, international services, interest rate protection and investment products.

      Commercial Finance earned $316 million in 2000, an increase of 6% compared to 1999. This increase in earnings was primarily driven by improved results in the leasing business, which experienced growth of $1.7 billion in lease receivables and a significant increase in lease-related fees. Commercial Finance had $22.7 billion in average loans and leases outstanding during 2000, compared to $21.6 billion during 1999.

Commercial Banking

Commercial Banking represents middle-market commercial lending, government banking services, trade services and cash management services. Commercial Banking provides a wide range of credit and banking services to customers generally ranging in size from $10 million to $500 million in annual sales, as well as government banking customers. Commercial Banking provides its customers with superior access to financial solutions, and supports its customers with services such as foreign exchange, international services, interest rate protection and investment products.

      Commercial Banking earned $240 million in 2000, a 10% increase over $218 million recorded in 1999, resulting from increased levels of cash management fees and trade services revenues in Middle Market, and higher processing fees in Government Banking, as well as lower operating expenses attributable to merger integration-related cost savings. Average loans declined $1 billion from the prior year to $15.4 billion, due mainly to the impact of divestitures as well as the strategic sale of other credits.

Small Business

The Small Business group provides a full range of financial services to businesses with annual sales of up to $10 million and credit needs up to $2 million. Services offered include commercial lending, real estate lending, deposit products and cash management. The Corporation is widely recognized as the leading small business lender in the Northeast, and was recently ranked the number one Small Business Administration (SBA) lender in the country during the SBA's fiscal year ended September 30, 2000.

      Earnings for this unit were $194 million in 2000, $24 million, or 14%, higher than 1999 earnings of $170 million, despite the fact that the Small Business unit was one of the groups most adversely impacted by the aforementioned divestitures. Much of the current year earnings increase was driven by improved spreads on deposits and lower operating costs due to merger-related cost savings. Average loan balances were down slightly from 1999 to $3.5 billion for 2000, and average deposit balances decreased to $11.2 billion, as a result of the divestitures.

Consumer Lending

Consumer Lending offers a convenient and competitive selection of loan products to consumers. Products and services are delivered through the many types of retail distribution channels available to the Corporation's customers. Products offered include home equity loans and student loans, as well as both direct and indirect installment lending programs. The Consumer Lending business does not include credit card and residential mortgage products, which are managed as part of National Financial Services and Treasury, respectively.

      The Consumer Lending business earned $49 million in 2000, an increase of 20% from 1999. Higher earnings were primarily the result of lower operating costs and improved credit quality, as average loan portfolio balances continued to decline to $9.1 billion, down from $9.8 billion last year, due primarily to divestitures and the sale of certain student loan portfolios.

NATIONAL FINANCIAL SERVICES

---------------------------------------------------------------------------------
Year ended December 31                            2000                  1999
Dollars in millions
---------------------------------------------------------------------------------
Income Statement Data:
  Net interest income (FTE)                    $   667               $   775
  Noninterest income                             1,324                 1,340
  Provision for credit losses                      269                   367
  Noninterest expense                            1,020                 1,092
  Taxes/FTE adjustment                             278                   263
---------------------------------------------------------------------------------
Net Income                                     $   424               $   393
---------------------------------------------------------------------------------
Balance Sheet Data:
  Average assets                               $23,114               $24,229
  Average loans and leases                      14,450                14,799
  Average deposits                               4,204                 4,172
---------------------------------------------------------------------------------
Return on Equity                                    15%                   14%
---------------------------------------------------------------------------------

National Financial Services includes credit card services, commercial real estate lending, mortgage banking and student loan and other processing. A more detailed analysis of these business units follows.

---------------------------------------------------------------------------------
Year ended December 31         2000     1999     %       2000     1999      %
Dollars in millions              Net Income   Change     Total Revenue    Change
---------------------------------------------------------------------------------
Credit Cards                   $171     $152    13%     $1,038   $1,133    (8)%
Commercial Real Estate          159      140    14         401      389     3
Mortgage Banking                 58       71   (18)        328      405   (19)
Student Loan and Other
  Processing                     36       30    20         224      188    19
---------------------------------------------------------------------------------
Total                          $424     $393     8%     $1,991   $2,115    (6)%
---------------------------------------------------------------------------------

The Corporation's credit card subsidiary is the tenth largest bank credit card issuer in the nation in terms of managed credit card receivables. Fleet Mortgage, with offices located in 19 states, originated approximately $23 billion of loans in 2000 and currently services a mortgage portfolio of $136 billion and 1.5 million loans. The Corporation's AFSA subsidiary, included in Student Loan and Other Processing, services approximately 7.6 million accounts nationwide and is the largest student loan service provider in the nation, with approximately $72 billion of student loans serviced.

      National Financial Services earnings increased $31 million compared to 1999. Increased earnings in the credit card business were driven by improvements in credit quality and lower operating expenses, which more than offset lower revenues. The commercial real estate unit earnings increase of $19 million resulted from growth in investment banking fees and lower operating expenses. Earnings and revenue in the mortgage unit decreased $13 million and $77 million, respectively, the result of lower loan production reflecting the higher interest rate environment in 2000, somewhat offset by lower operating expenses. Student Loan and Other Processing had increased earnings, due largely to increases in servicing volume.

ALL OTHER

All Other includes transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of the Corporation's Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units. All Other had net income of $18 million in 2000 compared to a net loss of $681 million in 1999. All Other in 2000 included divestiture gains of $843 million ($420 million after-tax) resulting from the divestiture of 312 branches to Sovereign and other community banks, as well as merger integration costs of $227 million ($137 million after-tax) incurred in conjunction with the Fleet/BankBoston merger. In 1999, All Other included $1.1 billion ($760 million after-tax) of merger- and restructuring-related charges and other costs. These costs are more fully discussed in Note 14 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

FINANCIAL CONDITION

Total assets were $179.5 billion as of December 31, 2000, a decrease of $11.2 billion from December 31, 1999, reflecting the aforementioned divestitures of approximately $9 billion of loans in 2000, as well as a decrease of $1.5 billion in securities, resulting partly from a decline in the fair value of securities held by the Corporation's Principal Investing business and partly from a repositioning of the Corporation's bond portfolio.

      Total loans and leases at December 31, 2000 were $109.4 billion, a decrease of $10.3 billion, or 9%, compared with $119.7 billion at December 31, 1999. This decline was due mainly to the above-mentioned divestitures, new credit card and commercial loan securitizations completed during the year, lower levels of domestic C&I loans, and the sale of approximately $940 million of troubled commercial loans in December 2000. These declines were offset, in part, by strong growth in the domestic lease financing portfolio and international commercial loans, primarily in Brazil.

      The decline in total deposits of $13.6 billion, to $101.3 billion at December 31, 2000, was primarily the result of the aforementioned divestitures of approximately $13 billion of deposits in 2000.

      Long-term debt increased $3 billion to $28.4 billion at December 31, 2000, compared to $25.3 billion at December 31, 1999. This increase was due to the issuance of approximately $6.9 billion of medium-term floating-rate notes (including $5.5 billion of bank notes), $1.5 billion of fixed-rate senior notes and $300 million of trust preferred securities. These issuances were offset, in part, by maturities and the redemption of $186 million of floating-rate subordinated notes.

      The investment securities portfolio plays a significant role in the management of the Corporation's balance sheet, as the liquid nature of the securities portfolio enhances the efficiency of the balance sheet. The amortized cost of securities available for sale decreased $400 million to $23 billion at December 31, 2000, compared to $23.4 billion at December 31, 1999. The valuation of securities available for sale decreased $638 million to a net unrealized (pre-tax) gain position of $54 million at December 31, 2000, due primarily to declines in the value of marketable equity securities, primarily investments held by the Principal Investing business.


SECURITIES


December 31                                                 2000                        1999                        1998
                                                 Amortized        Market      Amortized       Market      Amortized       Market
In millions                                          Cost          Value         Cost          Value         Cost          Value
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies             $ 1,174       $ 1,166       $ 2,282       $ 2,196       $ 1,821       $ 1,845
  Mortgage-backed securities                         13,864        13,942        14,157        13,567        14,166        14,380
  Foreign debt securities                             2,734         2,754         2,906         2,936         2,190         2,119
  Other debt securities                               2,477         2,467         1,944         1,917         1,998         2,016
----------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                           20,249        20,329        21,289        20,616        20,175        20,360
----------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                          763           737           977         2,342           446           439
  Other equity securities                             2,027         2,027         1,173         1,173         1,043         1,043
----------------------------------------------------------------------------------------------------------------------------------
          Total securities available for sale        23,039        23,093        23,439        24,131        21,664        21,842
----------------------------------------------------------------------------------------------------------------------------------
          Total securities held to maturity             627           631         1,081         1,081         1,527         1,537
----------------------------------------------------------------------------------------------------------------------------------
Total securities                                    $23,666       $23,724       $24,520       $25,212       $23,191       $23,379
----------------------------------------------------------------------------------------------------------------------------------


LOANS AND LEASES

December 31                                                2000            1999            1998            1997            1996
In millions
-----------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                              $ 46,697        $ 55,184        $ 54,447        $ 48,239        $ 42,247
  Commercial real estate                                    8,390           7,945           8,176           8,902           9,665
  Consumer                                                 24,170          30,885          29,789          31,616          34,645
  Lease financing                                          12,959          10,933           5,750           5,013           4,140
-----------------------------------------------------------------------------------------------------------------------------------
     Total domestic loans and leases                       92,216         104,947          98,162          93,770          90,697
-----------------------------------------------------------------------------------------------------------------------------------
International:
  Commercial                                               14,221          11,855          11,126          10,817           8,920
  Consumer                                                  2,935           2,898           2,806           1,958           1,305
-----------------------------------------------------------------------------------------------------------------------------------
     Total international loans and leases                  17,156          14,753          13,932          12,775          10,225
-----------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                                   $109,372        $119,700        $112,094        $106,545        $100,922
-----------------------------------------------------------------------------------------------------------------------------------

The loan and lease portfolio inherently includes credit risk. The Corporation controls such risk through analysis of credit applications, portfolio diversification and ongoing examinations of outstandings and delinquencies.

      Total loans and leases decreased $10.3 billion, or 9%, from December 31, 1999. Domestic loans and leases decreased $12.7 billion, or 12%, while international loans and leases increased $2.4 billion, or 16%. The decrease in domestic loans and leases was due primarily to the aforementioned divestiture of $9 billion of C&I and consumer loans in 2000, new securitizations of approximately $3 billion of credit card receivables and approximately $2 billion of C&I loans during the year, and the sale of approximately $940 million of troubled commercial loans in December 2000. Strong growth in the Corporation's domestic lease financing portfolio partially offset the impact of these transactions. The increase in the Corporation's international loan portfolio resulted from new business growth, primarily in Brazil.

Commercial and Industrial Loans

Domestic C&I loans decreased $8.5 billion to $46.7 billion at December 31, 2000, primarily the result of the divestiture of $3 billion of loans, a $2 billion securitization transaction, the sale of $940 million of troubled commercial loans and a decline in the level of domestic C&I loans.

      Domestic C&I borrowers consist primarily of middle-market and large corporate customers, and are well-diversified as to industry and companies within each industry. International commercial borrower industry concentrations consist primarily of banking and insurance, transportation, communications and energy production and distribution.

Lease Financing

The Corporation is engaged in lease financing on both a domestic and international basis. Domestic lease financing totaled $13 billion at December 31, 2000, compared with $10.9 billion at December 31, 1999. This $2 billion, or 18.5%, increase was primarily attributable to new business growth.

Consumer Loans


December 31                                               2000           1999
In millions
--------------------------------------------------------------------------------
Domestic:
  Residential real estate                               $ 6,085        $10,881
  Home equity                                             7,156          7,095
  Credit card                                             5,020          5,455
  Student loans                                           1,022          1,407
  Installment/other                                       4,887          6,047
--------------------------------------------------------------------------------
     Total domestic loans                                24,170         30,885
--------------------------------------------------------------------------------
International                                             2,935          2,898
--------------------------------------------------------------------------------
Total consumer loans                                    $27,105        $33,783
--------------------------------------------------------------------------------

Approximately 55% of the domestic consumer loan portfolio at December 31, 2000 consisted of loans secured by residential real estate, including second mortgages, home equity loans and lines of credit. The Corporation manages the risk associated with most types of consumer loans by utilizing uniform credit standards when extending credit, together with systems that streamline the process of monitoring delinquencies.

      Domestic residential real estate loans, secured by one- to four-family properties, decreased $4.8 billion, or 44%, to $6.1 billion at December 31, 2000. This decline was primarily the result of the divestiture of $4.3 billion of such loans.

      Domestic credit card loans decreased $435 million to $5 billion at December 31, 2000. The decrease was mainly the result of $3 billion of new securitizations during 2000, offset by growth in the owned portfolio and activity related to prior year securitizations.

      The aggregate decreases in the remaining consumer loan categories were directly attributable to divestitures of $1.7 billion, as well as student loan sales during the period.

Cross-Border Outstandings

In accordance with Federal Financial Institutions Examination Council (FFIEC) guidelines, cross-border outstandings are amounts payable to the Corporation by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At December 31, 2000 and 1999, total cross-border outstandings were approximately $13 billion, which included $6.5 billion of cross-border outstandings to Latin America.

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

      The following table details, by country, the Corporation's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at December 31, 2000, 1999 and 1998. There were no countries in which cross-border outstandings totaled between .75% and 1% of consolidated total assets at December 31, 2000, 1999 and 1998.

Significant Cross-Border Outstandings(a)

December 31                                2000(b)(c)          1999(b)(c)          1998
Dollars in millions
-------------------------------------------------------------------------------------------
Argentina:
   Banks                                   $  115              $  405              $  125
   Government entities and agencies           835               1,470                 775
   Other                                    1,425                 795               1,155
-------------------------------------------------------------------------------------------
Total                                      $2,375              $2,670              $2,055
-------------------------------------------------------------------------------------------
Percentage of total assets                  1.3 %               1.4 %               1.2 %
-------------------------------------------------------------------------------------------
Commitments(d)                             $   13              $   12              $   11
-------------------------------------------------------------------------------------------
Brazil:
   Banks                                   $   15              $  170                  --
   Government entities and agencies         1,335               1,540                  --
   Other                                      690                 210                  --
-------------------------------------------------------------------------------------------
Total                                      $2,040              $1,920                  --
-------------------------------------------------------------------------------------------
Percentage of total assets                  1.1 %               1.0 %                  --
-------------------------------------------------------------------------------------------
Commitments(d)                             $   80              $   30                  --
-------------------------------------------------------------------------------------------

(a) Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives. Excluded from cross-border outstandings are claims reallocated as a result of external guarantees, cash collateral and insurance contracts primarily issued by U.S. government agencies.

(b) Local country assets and local country liabilities for Argentina and Brazil are summarized below. Local country assets in excess of local country liabilities are included in cross-border outstandings.

      ---------------------------------------------------------------------------
      December 31                       2000                      1999
                                    Local Country            Local Country
      Dollars in billions        Assets    Liabilities     Assets    Liabilities
      ---------------------------------------------------------------------------
      Argentina                    $6.2           $5.5       $6.9           $5.3
      Brazil                        6.5            5.2        6.0            4.4
      ---------------------------------------------------------------------------

      Included in local country liabilities are liabilities where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country. Such liabilities were $3.5 billion and $2.7 billion at December 31, 2000 and 1999, respectively.

(c) Excluding net local country outstandings, cross-border outstandings with a remaining maturity of less than one year, as a percentage of total outstandings, were approximately 55% for Argentina and 70% for Brazil at December 31, 2000.

(d) Commitments include legally binding cross-border letters of credit, guarantees and other commitments defined by the FFIEC guidelines.

During 2000, the Argentine economy began to recover slowly from the recession that it experienced in 1999. Political discussions regarding a plan to improve the economy have continued. This situation has led to a new letter of intent with the International Monetary Fund. The related agreement includes reforms of the country's tax and pension systems and reductions in state provinces' fiscal deficits. These reforms are aimed at reducing Argentina's public deficit and improving the country's overall economic performance. To date, Argentine cross-border outstandings and securities portfolios have not been significantly impacted by the economic and political situation described above. In management's judgment, the Argentine situation has not significantly impacted other Latin American countries where the Corporation has operations. The Corporation will continue to closely monitor the Argentine economic and political situation and its potential impact on Argentine and other Latin American operations. However, it is not possible to predict what effect, if any, the economic and political events in Argentina will ultimately have on that country's economic growth or on the Corporation's operations in Argentina or in other Latin American countries. For additional information concerning the Corporation's Latin American operations, including Argentina, refer to the Line of Business Information section of this discussion and analysis.

NONPERFORMING ASSETS(a)

------------------------------------------------------------------------------------------------------------------------------------
December 31                            2000                               1999                               1998
------------------------------------------------------------------------------------------------------------------------------------
                       Current or                         Current or                             Current or
In millions            less than                          less than                              less than
                       90 days                            90 days                                90 days
                       past due     Noncurrent    Total   past due     Noncurrent    Total       past due     Noncurrent   Total
------------------------------------------------------------------------------------------------------------------------------------
Domestic:
  C&I                      $535        $ 97        $632        $336        $ 99        $435        $179        $ 78        $257
  CRE                         3           9          12           6          23          29          26          48          74
  Consumer                    3          34          37           6          82          88           2         118         120
  OREO                       --          24          24          --          29          29          --          37          37
------------------------------------------------------------------------------------------------------------------------------------
     Total Domestic        $541        $164        $705        $348        $233        $581        $207        $281        $488
------------------------------------------------------------------------------------------------------------------------------------

International:
  C&I                      $  3        $ 78        $ 81        $ 11        $ 85        $ 96        $ 13        $ 73        $ 86
  CRE                         2          64          66          --          48          48          --          --          --
  Consumer                   --          55          55          --          99          99          --         103         103
  OREO                       --          18          18          --          17          17          --           7           7
------------------------------------------------------------------------------------------------------------------------------------
     Total
       International       $  5        $215        $220        $ 11        $249        $260        $ 13        $183        $196
------------------------------------------------------------------------------------------------------------------------------------
Total NPAs                 $546        $379        $925        $359        $482        $841        $220        $464        $684
------------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------
December 31                            1997                                 1996
-------------------------------------------------------------------------------------------------
                       Current or                         Current or
In millions            less than                          less than
                       90 days                            90 days
                       past due     Noncurrent    Total   past due     Noncurrent    Total
-------------------------------------------------------------------------------------------------
Domestic:
  C&I                      $166        $149        $315        $188        $245        $  433
  CRE                        49          74         123          83         148           231
  Consumer                    4         161         165          12         316           328
  OREO                       --          59          59          --          74            74
-------------------------------------------------------------------------------------------------
     Total Domestic        $219        $443        $662        $283        $783        $1,066
-------------------------------------------------------------------------------------------------

International:
  C&I                      $ 13        $ 51        $ 64        $  1        $ 73        $   74
  CRE                        --          --          --          --          --            --
  Consumer                   --          44          44          --          32            32
  OREO                       --           2           2          --           3             3
-------------------------------------------------------------------------------------------------
     Total
       International       $ 13        $ 97        $110        $  1        $108        $  109
-------------------------------------------------------------------------------------------------
Total NPAs                 $232        $540        $772        $284        $891        $1,175
-------------------------------------------------------------------------------------------------

(a) Throughout this Report, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($361 million, $320 million, $275 million, $233 million and $288 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively). Included in these amounts were $276 million, $251 million, $248 million, $202 million and $232 million of consumer loans at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

Nonperforming assets (NPAs) are assets on which income recognition has ceased or is limited. NPAs negatively affect the Corporation's earnings by reducing interest income. In addition to NPAs, asset quality is measured by the provision for credit losses, charge-offs and certain credit quality-related ratios.

      NPAs at December 31, 2000, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .85% and .52%, respectively, compared to .70% and .44%, respectively, at December 31, 1999. NPAs increased $84 million, or 10%, over the prior year, the result of an increase in domestic NPAs of $124 million, attributable to C&I loans, offset by a $40 million decrease in international NPAs, primarily consumer loans. The December 2000 sale of approximately $940 million of troubled commercial loans included approximately $225 million of NPAs.


Activity in Nonperforming Assets

Year ended December 31                        2000            1999
In millions
-----------------------------------------------------------------------
Balance at beginning of year                $   841         $   684
Additions                                     1,854           1,615
Reductions:
  Payments/interest applied                    (651)           (501)
  Returned to accrual                           (70)            (74)
  Charge-offs/write-downs                      (552)           (656)
  Sales/other                                  (327)            (64)
-----------------------------------------------------------------------
     Total reductions                        (1,600)         (1,295)
-----------------------------------------------------------------------
Subtotal                                      1,095           1,004
-----------------------------------------------------------------------
Assets reclassified as held for sale
  by accelerated disposition                   (170)           (163)
-----------------------------------------------------------------------
Balance at end of year                      $   925         $   841
-----------------------------------------------------------------------

The Corporation anticipates increases in the overall level of NPAs in 2001, principally as a result of increases in nonperforming domestic C&I loans. Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

      At December 31, 2000 and 1999, the Corporation had assets held for sale by accelerated disposition with a net carrying value of $138 million and $370 million, respectively, of which approximately $136 million and $130 million, respectively, were not accruing interest. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are included in other assets in the consolidated balance sheet.

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

      Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Small business loans are analyzed in a similar manner based on delinquency migration. This analysis includes two years of forecasted net credit losses. The results of the analyses are reviewed and discussed by the Corporation's Loss Reserve Management Committee, the respective lines of business and the Collections group.

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

      The process used by the Corporation to determine the appropriate overall reserve for credit losses is based on this analysis, taking into consideration management's judgment. Reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, the Corporation believes that the reserve for credit losses is adequate as of December 31, 2000.

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

      This unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation. At December 31, 2000, the Corporation's allocated reserve for credit losses amounted to 94% of the total reserve for credit losses.



Reserve for Credit Losses Allocation


December 31                                2000                        1999                        1998
------------------------------------------------------------------------------------------------------------------------
                                                 Percent of                 Percent of                  Percent of
                                               Loan Type to               Loan Type to                Loan Type to
Dollars in millions                 Amount      Total Loans       Amount   Total Loans       Amount    Total Loans
------------------------------------------------------------------------------------------------------------------------
Commercial and industrial           $1,327            42.70%      $1,429         46.10%      $  991          47.41%
Commercial real estate:
  Construction                          16             1.76           10          1.39           12           1.16
  Interim/permanent                     58             5.91           55          5.25           85           7.29
Residential real estate                 21             5.56           33          9.09           30          10.03
Consumer                               328            16.54          382         16.71          682          16.55
Lease financing                        152            11.85          112          9.13           31           5.13
International                          329            15.68          353         12.33          242          12.43
Unallocated                            147                -          114            --          233             --
------------------------------------------------------------------------------------------------------------------------
Total                               $2,378            100.0%      $2,488         100.0%      $2,306          100.0%
------------------------------------------------------------------------------------------------------------------------


December 31                                   1997                       1996
--------------------------------------------------------------------------------------------
                                                   Percent of                 Percent of
                                                 Loan Type to               Loan Type to
Dollars in millions                      Amount   Total Loans       Amount   Total Loans
--------------------------------------------------------------------------------------------
Commercial and industrial                $  854         44.08%      $  898         41.54%
Commercial real estate:
  Construction                               15          1.09           26          1.35
  Interim/permanent                         118          8.46          212          8.55
Residential real estate                      50         11.82           80         11.13
Consumer                                    444         17.86          558         23.20
Lease financing                              28          4.70           36          4.10
International                               189         11.99          217         10.13
Unallocated                                 446            --          344            --
--------------------------------------------------------------------------------------------
Total                                    $2,144         100.0%     $2,371         100.0%
--------------------------------------------------------------------------------------------


During 2000, the Corporation experienced a decline in loans of $10.3 billion, or almost 9%. The Corporation's reserve for credit losses decreased $110 million, or 4.4%, from December 31, 1999, to $2.4 billion at December 31, 2000. This decline was primarily the result of aggregate reductions of reserves in connection with divestitures and the sale of troubled commercial loans, offset by the excess of the provision for credit losses over net charge-offs.

Reserve for Credit Losses Activity

Year ended December 31          2000       1999      1998      1997       1996
In millions
--------------------------------------------------------------------------------
Balance at beginning of       $ 2,488    $ 2,306   $ 2,144   $ 2,371    $ 2,211
year
Gross charge-offs:
  Domestic:
    Commercial and industrial     785        398       240       174        181
    Commercial real estate          6         17        23        46        105
    Residential real estate         4         12        21        29         45
    Consumer                      109        148       164       253        246
    Credit card                   273        372       369       300        161
    Lease financing                44         47         1         2          4
  International:
    Commercial                     46         71       141        38         20
    Consumer                      123        121        91        38         32
--------------------------------------------------------------------------------
Total gross charge-offs         1,390      1,186     1,050       880        794
--------------------------------------------------------------------------------
Recoveries:
  Domestic:
    Commercial and industrial     105         79        73        73         72
    Commercial real estate         11         18        28        39         33
    Residential real estate         6          4         4         7          6
    Consumer                       32         36        42        60         54
    Credit card                    33         38        32        19         10
    Lease financing                 7          8         2         2          4
  International:
    Commercial                     16         77        12        12          4
    Consumer                       40         30        23        13         11
--------------------------------------------------------------------------------
Total recoveries                  250        290       216       225        194
--------------------------------------------------------------------------------
Net charge-offs                 1,140        896       834       655        600
Provision                       1,196        933       850       522        444
Acquired/divestitures/other      (166)       145       146       (94)       316
--------------------------------------------------------------------------------
Balance at end of year        $ 2,378    $ 2,488   $ 2,306   $ 2,144    $ 2,371
================================================================================

Net charge-offs increased $244 million to $1.1 billion in 2000, primarily the result of higher credit losses in the domestic C&I portfolio and lower recoveries in the international C&I portfolio, offset, in part, by lower credit losses in the consumer loan and credit card portfolios.
      The ratio of net charge-offs to average loans increased to .99%, compared to .76% at December 31, 1999.

ASSET AND LIABILITY MANAGEMENT

The goal of asset and liability management is the prudent control of market risk, liquidity risk and use of capital. Asset and liability management is governed by policies reviewed and approved annually by the Corporation's Board of Directors (the Board). The Board delegates responsibility for asset and liability management to the Corporation's Asset, Liability and Capital Committee (ALCCO). ALCCO sets strategic directives that guide the day-to-day market risk management activities of the Corporation, and also reviews and approves all major market risk, liquidity risk and capital management programs.


MARKET RISK MANAGEMENT

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. The Corporation is exposed to market risk both in its balance sheet management activities and in its trading activities. The Corporation's market risk management process for these activities applies to both balance sheet and off-balance sheet exposures.

Balance Sheet Management - U.S. Dollar Denominated Risk

U.S. dollar denominated assets and liabilities comprise the majority of the Corporation's balance sheet. Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk is defined as the sensitivity of income or financial condition to variations in interest rates and arises directly from the Corporation's core banking activities - lending, deposit gathering and loan servicing. The interest rate risk exposure of U.S. dollar denominated assets and liabilities results almost entirely from domestic operations. Such exposure of U.S. dollar denominated assets and liabilities in the Corporation's overseas operations is not significant.

      The primary goal of interest rate risk management is to control exposure to interest rate risk, both within limits approved by the Board and within narrower guidelines approved by ALCCO. These limits and guidelines reflect the Corporation's tolerance for interest rate risk over both short-term and long-term time horizons.

      The major source of the Corporation's non-trading interest rate risk is the difference in the maturity and repricing characteristics between the Corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, poses a risk to net interest income.

      Most significantly, the Corporation's core banking assets and liabilities are mismatched with respect to repricing frequency, maturity and/or index. Most of the Corporation's commercial loans, for example, reprice rapidly in response to changes in short-term interest rates (e.g., LIBOR and prime rate). In contrast, many of the Corporation's consumer deposits reprice slowly, if at all, in response to changes in market interest rates. As a result, the core bank is asset-sensitive.

      The Corporation controls interest rate risk by identifying, quantifying and hedging its exposures. The Corporation identifies and quantifies its interest rate exposures using sophisticated simulation and valuation models, as well as simpler gap analyses, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of the Corporation's assets and liabilities.

      The Corporation hedges the interest rate risk inherent in its core banking operations using both on-balance sheet instruments, mainly fixed-rate portfolio securities, and a variety of off-balance sheet instruments. The most frequently used off-balance sheet instruments are interest rate swaps and options (e.g., interest rate caps and floors). When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used. At December 31, 2000, interest rate swaps totaling approximately $33 billion (notional amount) were being used to manage risk to net interest income.

      A second major source of non-trading interest rate risk is the sensitivity of MSRs to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time, without penalty. As a result, the Corporation's mortgage-based assets (not only MSRs but also mortgage loans and securities) are subject to prepayment risk. This risk tends to increase when interest rates fall due to the benefits of refinancing. Since MSRs represent the right to service mortgage loans, a decline in interest rates and an actual (or probable) increase in mortgage prepayments shorten the expected life of the MSR asset and reduce the expected amount of servicing fees to be received and, therefore, the economic value of the MSRs. The expected income from and, therefore, the economic value of MSRs is sensitive to movements in interest rates due to this sensitivity to mortgage prepayments.

      To mitigate the risk of declining long-term interest rates, increased mortgage prepayments and the potential impairment of MSRs, the Corporation uses a variety of risk management instruments, including interest rate swaps, caps and floors tied to "constant maturity" yields on long-term (e.g., 10-year) Treasury notes and swaps, options on swaps, exchange-traded options on Treasury bond and note futures contracts, and swaps linked to mortgage assets such as "principal only" (P.O.) securities. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. At December 31, 2000, the Corporation had approximately $49 billion (notional amount) of outstanding derivatives being used to manage risk to the MSRs' valuation.

      Complicating management's efforts to control non-trading exposure to interest rate risk is the fundamental uncertainty of the maturity, repricing, and/or runoff characteristics of some of the Corporation's core banking assets and liabilities. This uncertainty often reflects options embedded in these financial instruments. The most important embedded options are contained in consumer deposits and loans.

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

      To measure the sensitivity of its income to changes in interest rates, the Corporation uses a variety of methods, including simulation and valuation analyses.

      SIMULATION ANALYSIS involves dynamically modeling interest income and expense from the Corporation's on-balance sheet and off-balance sheet positions over a specified time period under various interest rate scenarios and balance sheet structures. The Corporation uses simulation analysis primarily to measure the sensitivity of net interest income over relatively short (e.g., less than 2-year) time horizons.

      Key assumptions in these simulation analyses (and in the valuation analyses discussed below) relate to the behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of the Corporation's deposit and loan customers. As indicated above, the most material assumptions relate to the prepayment of mortgage assets, as well as the repricing and/or runoff of noncontractual deposits.

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

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The base scenario as of December 31, 2000, intended to reflect current market consensus, envisioned 100 basis points of easing in Federal Reserve Board interest rate policy. The limit relates to the impact of an immediate increase or decrease in forecasted interest rates relative to this base scenario. The Corporation was in compliance with the limit at December 31, 2000 and 1999.

      The following table reflects the estimated exposure of the Corporation's net interest income for the next 12 months due to an immediate shift in forecasted interest rates. Management believes that these estimates reflect a complete and reasonable representation of the Corporation's balance sheet. It should be emphasized, however, that the estimated exposures set forth below are dependent on material assumptions such as those previously discussed.

                                       Estimated Exposure to
           Rate Change                  Net Interest Income
         (Basis Points)                    (In millions)
--------------------------------------------------------------------------------
                                          2000       1999
--------------------------------------------------------------------------------
              +200                       $(121)     $ (58)
              -200                          97        (12)
================================================================================

      As indicated, an immediate 200 basis point increase in interest rates would tend to reduce net interest income but by an amount that is well within corporate limits. An immediate 200 basis point decrease in interest rates would tend to enhance net interest income. Thus, the balance sheet position as of December 31, 2000 is modestly liability-sensitive. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of the Corporation's net interest income to gradual and modest changes in interest rates is relatively insignificant.

      Estimated net interest income exposures at December 31, 2000 differ from those at year-end 1999. The rising rate scenario shows greater exposure; the declining rate scenario now shows a benefit. These changes are a direct result of interest rate risk management strategy. As the Federal Reserve Board continued to tighten monetary policy in the first half of 2000 and as the prospect of a subsequent economic slowdown increased, the Corporation added interest rate swaps, as well as fixed-rate securities, to reduce the exposure of net interest income (as well as economic value) to any possible future decline in interest rates.

      The Corporation also performs VALUATION ANALYSIS, which involves projecting future cash flows from the Corporation's current assets, liabilities and off-balance sheet positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The Corporation's "Economic Value of Equity" (EVE) is the estimated net present value of these discounted cash flows. Valuation analysis provides a somewhat more comprehensive measure than simulation analysis, not only because valuation analysis incorporates a longer time horizon, but also because it includes certain interest rate-sensitive components of noninterest income, specifically mortgage banking revenue.

      The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. The Corporation uses the sensitivity of EVE primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., greater than 2-year) time horizon.

      The Corporation's Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. The Corporation was in compliance with this limit at December 31, 2000 and 1999.

      The following table reflects the Corporation's estimated EVE exposures assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points as well as +/- 200 basis points because the sensitivity of EVE to changes in interest rates can be very nonlinear. Management believes that these estimates reflect a complete and reasonable representation of the Corporation's balance sheet but, again, it should be emphasized that the estimated exposures are dependent on material assumptions.

                                      Estimated Exposure to
           Rate Change                   Economic Value
         (Basis Points)                   (In millions)
--------------------------------------------------------------------------------
                                         2000      1999
--------------------------------------------------------------------------------
              +200                     $  (611)  $   118
              +100                        (155)       65
              -100                        (315)     (539)
              -200                        (451)   (1,457)
================================================================================

      As indicated, an immediate 200 basis point change in interest rates in either direction would reduce EVE, but by an amount that is well within corporate limits. These exposures have two different sources: An immediate 200 basis point increase in interest rates would reduce net interest income; an immediate 200 basis point decrease would reduce the value of MSRs. Again, while an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact, due partly to anticipated adjustments in MSR hedges.

      Estimated EVE exposures at December 31, 2000 are more symmetrical than at year-end 1999. This change, similar to the change in net interest income exposure, is a direct result of interest rate risk management strategy: In the first half of 2000, the Corporation added interest rate swaps and fixed-rate securities, reducing the exposure of economic value to a decline in interest rates.

      It should be emphasized that valuation analysis focuses on the long-term economic value of the Corporation's future cash flows. For some financial instruments, the adverse impact of current movements in interest rates on expected future cash flows must be recognized immediately. For example, if interest rates decline and the related hedge is not effective, thereby reducing estimated future fee income from MSRs such that the estimated economic value of the MSRs falls below its book value, an immediate impairment charge is required. In contrast, for other financial instruments, such as fixed-rate investment securities, the beneficial impact of a decline in interest rates on future income is unrecognized unless the instruments are sold.

      As a result of such accounting requirements, a portion of the EVE exposure attributable to MSRs could materially impact earnings within the next 12 months under certain extreme scenarios involving changes in market spreads, a decline in implied option volatilities, and/or a greater-than-anticipated increase in prepayments.

      Off-balance sheet interest rate instruments used to manage net interest income are designated as hedges of specific assets and liabilities. Accrual accounting is applied to these hedges, and the income or expense is recorded in the same category as that of the related balance sheet item. The periodic net settlement of the interest rate risk management instruments is recorded as an adjustment to net interest income. As of December 31, 2000, the Corporation had net deferred income of $18 million relating to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated interest rate contracts of approximately 9 years.

      The interest rate instruments used to manage potential impairment of MSRs are designated as hedges of the MSRs. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During 2000, net hedge gains of $415 million were deferred and recorded as adjustments to the carrying value of the MSRs and related hedges. At December 31, 2000, the carrying value and fair value of the Corporation's MSRs were approximately $2.7 billion.

      In connection with the Corporation's management of its MSR hedge program, the Corporation terminated (in notional amounts) $60 billion of interest rate floor and option on swap agreements and $5 billion of call options purchased, and added $33 billion and $4 billion of interest rate floor and option on swap agreements and call options purchased, respectively, during 2000. Additionally, the Corporation added $5 billion of interest rate cap and cap corridors and $13 billion of interest rate swap contracts, and terminated $9 billion and $13 billion, respectively, of these instruments during 2000.

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

      The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. For additional information on the accounting requirements of this new Standard, refer to Note 19 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report.

Balance Sheet Management - Non-U.S. Dollar Denominated Risk

The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from the Corporation's operations in Latin America, primarily Argentina and Brazil. At December 31, 2000, the Corporation's exposure to non-trading interest rate risk in its Latin American operations was not significant. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which is discussed in the Trading Activities section of this discussion and analysis.

Risk Management Instruments

                                                                                                 Weighted             Weighted
                                                                   Assets-                       Average            Average Rate
December 31, 2000                                        Notional  Liabilities                   Maturity  Fair    --------------
Dollars in millions                                         Value  Hedged                         (Years)  Value   Receive    Pay
------------------------------------------------------------------------------------------------------------------------------------
DOMESTIC INTEREST RATE RISK MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/pay variable                              $20,393  Variable-rate loans
                                                            1,950  Fixed-rate deposits
                                                              166  Short-term debt
                                                            5,559  Long-term debt
                                                           ------
                                                           28,068                                   3.4   $  568    6.92%    7.07%
                                                           ------
  Pay fixed/receive variable                                3,957  Securities
                                                              175  Short-term debt
                                                               65  Long-term debt
                                                           ------
                                                            4,197                                   3.5      (95)   6.67     6.68
                                                           ------
Forward and futures contracts                               4,317  Securities
                                                           ------
                                                            4,317                                    .2      (52)    ---      ---
                                                           ------
Options                                                     1,500  Securities
                                                              835  Fixed-rate deposits
                                                           ------
                                                            2,335                                   8.5       25     ---      ---
------------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk management
     instruments                                           38,917                                   3.4      446    6.89%    7.02%
------------------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL INTEREST RATE RISK MANAGEMENT
   INSTRUMENTS
Interest rate swaps                                         1,147  Short-term assets and
                                                                   liabilities                       .4        8     ---(a)   ---(a)
------------------------------------------------------------------------------------------------------------------------------------
  Total international interest rate risk management
     instruments                                            1,147                                    .4        8     ---      ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                       $40,064                                   3.3   $  454    6.89%    7.02%
------------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT INSTRUMENTS
Swaps:
  Interest rate, P.O., and MBS swaps                      $ 5,864  MSRs                             1.7   $   39    6.52%    6.62%
Options:
  Interest rate floors and options on swaps                30,350  MSRs                             4.6      403     ---(b)   ---(b)
  Interest rate caps                                       13,200  MSRs                             4.0       55     ---(b)   ---(b)
------------------------------------------------------------------------------------------------------------------------------------
  Total options                                            43,550                                   4.4      458     ---      ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights                 $49,414                                   4.1   $  497    6.52%    6.62%
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE RISK MANAGEMENT INSTRUMENTS
Swaps                                                     $ 4,666  Foreign currency denominated     1.2   $   73     ---      ---
                                                                     assets and liabilities
Spot and forward contracts                                    442  Foreign currency denominated      .2        7
                                                                     assets and liabilities                          ---      ---
------------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                          $ 5,108                                   1.1   $   80     ---      ---
------------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments                         $94,586                                   3.6   $1,031    6.83%    6.96%
====================================================================================================================================

(a)These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.
(b)The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps have weighted average strike rates of 5.81% and 7.47%, respectively.

Trading Activities

The Corporation's trading activities create exposure to price risk, or the risk of loss of income arising from adverse changes in the value of financial instrument trading portfolios. This exposure arises in the normal course of the Corporation's business as a financial intermediary. The Corporation enters into interest rate, currency exchange and precious metals contracts primarily to satisfy the investment and risk management needs of its customers. Equity positions result mainly from the Corporation's market-making and underwriting activities.

      In addition, the Corporation takes certain proprietary trading positions, including positions in high yield and emerging markets fixed-income securities, local currency debt and equity securities, and related derivative instruments. The Corporation expects these proprietary trading positions to benefit from short-term movements in the prices of securities and from perceived inefficiencies among the prices of various securities issued by the same country or entity. Domestic fixed-income trading activities also include position-taking in U.S. Treasury and U.S. government agency securities.

      The Corporation's price risk management process identifies, measures, monitors and controls the effects of changes in interest rates, foreign exchange rates and equity prices on the Corporation's results of operations and financial condition. Management seeks to limit the volatility of earnings and protect economic value to its shareholders and customers. ALCCO delegates oversight responsibility for managing price risk associated with trading activities to the Market Risk Committee (MRC). The MRC allocates the overall price risk limits set by ALCCO to the Corporation's trading activities. As part of the Corporation's price risk control process, the MRC establishes formal limits consistent with the policies, standards and procedures that define responsibility for risk-taking and independent oversight. Some controls reflect outright prohibitions on certain activities or instruments. Many of these controls involve explicit limits related to various risk measures, as appropriate for each individual line of business. The Corporation's risk monitoring process ensures timely review of all risk positions. Market risk policies and limits are reviewed by ALCCO and the MRC at least annually, or more often if warranted by current market, economic or business conditions.

      Line of business management has primary responsibility for the actual market risk profile, ensuring the appropriate measurement, monitoring and control of exposures within approved policies and limits. Through monthly meetings, senior management oversees the worldwide market risks arising from the Corporation's trading activities.

      The Corporation evaluates the overall profitability of its trading positions by measuring the daily change in the mark-to-market value of these portfolios, including other related revenues. The Corporation's price risk management process is intended to limit the potential of large negative daily earnings results. The following histogram presents the distribution of aggregate daily trading-related revenues, in millions of dollars, that resulted from the Corporation's combined trading activities during 2000.

[GRAPHIC OMITTED - Bar Chart Representation of Daily Trading-Related Revenues Through December 31, 2000]


  Revenues            Number of Days
  --------            --------------
(In Millions)
   $(3) - 0                   9
   $0 - 3                    43
   $3 - 6                   103
   $6 - 9                    61
   $9 - 12                   30
   $12 -15                   11
   Above $15                  3
              Total Days    260

Trading-related revenues include trading profits and commissions, foreign exchange revenue and market-making revenue, which are all components of capital markets revenue, as well as net interest income from these trading positions. Through December 31, 2000, daily trading-related revenues ranged from a loss of $2.7 million to a profit of $18.2 million.

      Market conditions throughout 2000 posed ongoing challenges to the Corporation's trading businesses and risk management processes. At times, market volatility increased dramatically in a variety of sectors, including domestic equities, currency exchange and emerging markets and high-yield securities. As shown in the chart above, the Corporation's risk management discipline effectively controlled the size and extent of negative trading results.

      Risk measurement processes represent an important pillar of the Corporation's risk management framework. To measure the overall price risk inherent in its trading activities, the Corporation uses a Value-at-Risk (VAR) methodology, based on industry-standard risk measurement techniques. The system draws on historical and current market data to estimate potential market volatility, and measures the risk to earnings at a 99% confidence level, which means that the Corporation expects daily results to exceed the potential loss as calculated by VAR only occasionally (i.e., no more than one time for at least 100 trading days).

      The VAR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity for each instrument, and a conservative view of cross-product correlations that does not reflect the full diversification benefits of positions taken across different trading businesses. During 2000, the Corporation continued to enhance its processes for price risk measurement and monitoring against approved limits.

      The Corporation's aggregate VAR averaged $40 million daily during 2000, a slight increase from the $38 million reported for 1999. At December 31, 2000 total VAR usage measured $37 million. At no time during the year did the Corporation's daily VAR measure exceed the MRC's approved limit.

      The table below presents the Corporation's exposure with respect to its combined trading portfolios:

Value-at-Risk (VAR)
--------------------------------------------------------------------------------
In millions                                          Average      High       Low
--------------------------------------------------------------------------------
Year ended December 31, 2000                             $40       $59       $28
Year ended December 31, 1999                              38        56        27
================================================================================

During 2000, most of the price risk in the Corporation's trading activities arose from interest rate risk. Such risk, which included directional and spread components, averaged $21 million, or 53% of aggregate VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, the Argentine and Brazilian sovereign and high-end corporate bond markets, and some exposure to fixed-income markets in the Asia-Pacific region.

      The contribution to the Corporation's VAR from equity trading activities through the year ended December 31, 2000 increased somewhat, to an average of $14 million, or 35% of aggregate VAR. The activities that generate most of these risks include the Corporation's large NYSE specialist firm, NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

      Risks from foreign exchange trading activities through the year ended December 31, 2000 declined to an average of $5 million, or 12% of aggregate VAR. The majority of these risks arise from the Corporation's Argentine and Brazilian operations.

      The following table presents the Corporation's aggregate average VAR by risk type for the periods presented. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type
--------------------------------------------------------------------------------
                                                              2000          1999
In millions                                                Average       Average
--------------------------------------------------------------------------------
Interest rate risk                                             $21           $19
Equity risk                                                     14            12
Foreign exchange risk                                            5             7
--------------------------------------------------------------------------------
Aggregate price risk                                           $40           $38
================================================================================

The Corporation's independent Market Risk Management function routinely validates the Corporation's measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. The following graph presents this comparison for the 12 months ended December 31, 2000. In no instance did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date, which compares very favorably with the Corporation's statistical expectation that approximately three such breaches will occur over a year.


[GRAPHIC OMITTED - Line Graph Representation of Daily Trading-Related Revenues and VAR Measure With a One-Day Holding Period for the Twelve Months Ended December 31, 2000]


     During the twelve months ended December 31, 2000, the daily trading-related revenues ranged from a loss of $2.7 million to a profit of $18.2 million. Over the same time period, VAR with a one-day holding period ranged from $20 million to $41 million.

      In addition to the VAR framework, the Corporation employs other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing involves modifying the VAR model's assumptions to reflect rare events that have the potential for high impact. Scenario analyses involve calculating the impact of a pre-determined set of events, irrespective of their statistical likelihood of occurrence. Such analyses may reflect historically observed market changes, incorporate specific scenarios that reflect some judgement about potential market conditions or identify the kind of scenario that would cause the most harm to existing positions.

      While the VAR framework and the additional risk measurement tools effectively ensure exposures remain within the Corporation's expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

      When deemed appropriate, the Corporation will take positions in certain currencies with the intention of taking advantage of expected movements in currency and interest rates. The Corporation takes currency positions by funding local currency assets with dollars or by funding dollar assets with local currency liabilities. Currency positions expose the Corporation to gains or losses that depend on the relationship between currency price movements and interest rate differentials. These positions are subject to limits established by ALCCO. The majority of the Corporation's foreign exchange risk is generated by its operations in Argentina and Brazil, and is managed within the overall currency positions. The following table represents the Corporation's currency positions in Argentina and Brazil for 2000 and 1999.

Currency Positions

December 31                                  2000                    1999
In millions                          Year-end    Average     Year-end    Average
--------------------------------------------------------------------------------
Argentina(a)                             $262       $328         $297       $330
Brazil(b)                                  75          6           35         20
================================================================================

(a) Positions represent local currency assets funded by U.S. dollars for both periods presented.
(b) 2000 positions and 1999 year-end position represent local currency assets funded by U.S. dollars; 1999 average position represents U.S. dollar assets funded by local currency liabilities.

To date, the Corporation's currency positions have been liquid in nature, and management has been able to close and re-open these positions as necessary.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity risk management is to ensure the ability of the Corporation and its subsidiaries to meet their financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. ALCCO is responsible for implementing the Board's policies and guidelines governing liquidity. U.S. dollar liquidity management is centralized in Boston, with overseas operations managing their own local currency liquidity requirements.

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

      Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. Diversification of liquidity sources by maturity, market, product and funds provider are mandated through ALCCO guidelines. Management also maintains a detailed contingency liquidity plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to the Corporation. The strength of the Corporation's liquidity position is its base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion bank note program. Greater funding diversification was achieved in 2000 through the Corporation's global issuance of $1.5 billion of senior notes and FNB's issuance of $500 million of Euro notes under a $3 billion Euro medium-term note program. Another important source of bank funding is the securitization market. During 2000, approximately $2 billion of C&I loans and $3 billion of credit card receivables were securitized.

      At December 31, 2000, the Corporation's parent company had commercial paper outstanding of $1 billion, compared with $1.6 billion at December 31, 1999. The Corporation's parent company had excess funds at December 31, 2000 of $1.6 billion compared to $1.5 billion at December 31, 1999. The Corporation has backup lines of credit totaling $1 billion to ensure funding is not interrupted if commercial paper is not available. At December 31, 2000 and 1999, the Corporation had no outstanding balances under these lines of credit.

      The parent company had $2.2 billion available for the issuance of common stock, preferred stock or trust preferred securities, senior or subordinated securities and other debt securities at December 31, 2000 under an effective shelf registration filed with the Securities and Exchange Commission (the SEC).

FUNDING SOURCES

Components of Funding Sources

December 31                                                   2000         1999
In millions
--------------------------------------------------------------------------------
Deposits:
 Domestic:
   Demand                                                  $ 17,416     $ 19,865
   Regular savings and NOW                                    5,707       10,443
   Money market                                              40,221       41,916
   Time                                                      18,987       25,977
 International                                               18,959       16,695
--------------------------------------------------------------------------------
Total deposits                                              101,290      114,896
--------------------------------------------------------------------------------
Short-term borrowings:
 Federal funds purchased                                      4,001        4,134
 Securities sold under agreements
     to repurchase                                            5,351        5,395
 Commercial paper                                             1,173        1,649
 Other                                                        7,337        6,928
--------------------------------------------------------------------------------
Total short-term borrowings                                  17,862       18,106
--------------------------------------------------------------------------------
Due to brokers/dealers                                        4,121        4,468
Long-term debt                                               28,357       25,349
--------------------------------------------------------------------------------
Total                                                      $151,630     $162,819
================================================================================

      Certificates of deposit and other time deposits issued by domestic offices in amounts of $100,000 or more as of December 31, 2000 will mature as presented in the following table.

Maturity of Time Deposits - Domestic

December 31, 2000
In millions                                                         Certificates
Remaining maturity                                                    of Deposit
--------------------------------------------------------------------------------
3 months or less                                                          $3,276
3 to 6 months                                                                479
6 to 12 months                                                             1,042
Over 12 months                                                             1,032
--------------------------------------------------------------------------------
Total                                                                     $5,829
================================================================================

The majority of foreign office deposits are in denominations of $100,000 or more.
      Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

CAPITAL MANAGEMENT

A financial institution's capital serves to support asset growth and provide protection against loss to depositors and creditors. The Corporation strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to stockholders will be realized over both the short and long term, while serving depositors', creditors' and regulatory needs. In determining optimal capital levels, the Corporation also considers the capital levels of its peers and the evaluations of the major rating agencies that assign ratings to the Corporation's public debt. Common equity represents the stockholders' investment in the Corporation. In addition to common equity, regulatory capital includes, within certain limits, preferred stock, trust preferred securities, subordinated debt, and the reserve for credit losses.

      In blending the requirements of each of these constituencies, the Corporation has established target capital ranges that it believes will provide for management flexibility and the deployment of capital in an optimally efficient and profitable manner. These targets are reviewed periodically relative to the Corporation's risk profile and prevailing economic conditions.

      The Corporation strives to maintain regulatory capital at approximately .75%-1.25% above the minimum regulatory requirements for a well capitalized institution, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). To be categorized as well capitalized, the Corporation and its banking subsidiaries must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with any of its regulators.

CAPITAL RATIOS

December 31                                                   2000        1999
--------------------------------------------------------------------------------
Risk-adjusted assets (in millions)                         $182,150    $189,488
Tier 1 risk-based capital
   (4% minimum)                                                7.87%       6.82%
Total risk-based capital
   (8% minimum)                                               12.08       11.50
Leverage (3% minimum)                                          8.17        6.81
Common equity to assets                                        8.69        7.66
Total equity to assets                                         9.01        8.03
Tangible common equity to assets                               6.61        5.60
Tangible common equity to managed
   assets                                                      6.06        5.20
Tangible total equity to assets                                6.93        5.97
================================================================================

At December 31, 2000, the Corporation and all of its banking subsidiaries exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. The Corporation's risk-based capital ratios increased compared with December 31, 1999, reflecting the impact of the gain on branch divestitures, the related reduction in asset levels and the strong internal generation of capital.

Prior year risk-based capital ratios were impacted by the merger- and restructuring-related charges and other costs recorded in 1999. Excess capital, defined as common equity above the capital target, is available for core business investments and acquisitions.

      During the first quarter of 2001, the Corporation purchased 12 million outstanding shares of its common stock at an aggregate cost of approximately $490 million.

      As registered brokers/dealers and member firms of the NYSE, certain subsidiaries of the Corporation are subject to rules of both the SEC and the NYSE. These rules require members to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At December 31, 2000, these subsidiaries had aggregate net capital of approximately $782 million, which exceeded aggregate minimum net capital requirements by approximately $698 million.

COMPARISON OF 1999 AND 1998

The Corporation's net income for 1999, inclusive of the aforementioned merger- and restructuring-related charges and other costs, was $2 billion, or $2.10 per diluted share, compared with $2.3 billion, or $2.41 per diluted share, in 1998 on the same basis. ROA and ROE were 1.08% and 14.12%, respectively, for 1999 compared with 1.37% and 17.64%, respectively, for 1998.

      Net interest income on an FTE basis totaled $6.8 billion in 1999, compared with $6.5 billion in 1998, the result of strong loan growth in the domestic commercial and lease financing portfolios, primarily from the Sanwa Business Credit (Sanwa) acquisition. Net interest margin for 1999 was 4.23%, compared with 4.40% in 1998. The decrease in net interest margin was primarily attributable to a higher level of low-yielding earning assets necessary to support an expanding investment banking operation, as well as an increased reliance on wholesale funding.

      The provision for credit losses was $933 million in 1999 compared with $850 million in 1998, with the increase due principally to the acquisition of Sanwa, as well as higher credit losses in the domestic commercial loan portfolio compared to 1998.

      Noninterest income increased $1.7 billion to $7 billion in 1999. Increases were noted in nearly all core revenue categories including capital markets, investment services, credit cards and processing-related revenues. Strong growth was noted over 1998 as a result of acquisitions, as well as growth within existing and acquired businesses.

      Noninterest expense totaled $9.4 billion in 1999, compared with $7.1 billion in 1998. This increase was driven primarily by the acquisitions of Robertson Stephens in August 1998 and Sanwa in February 1999; growth in many of the Corporation's businesses; a rise in compensation expense due to incentive payments related to higher revenue levels; and the aforementioned merger- and restructuring-related charges and other costs.

      Total loans at December 31, 1999 were $119.7 billion, compared with $112.1 billion at December 31, 1998. The increase was attributable to the acquisition of Sanwa and strong loan growth in the domestic commercial loan and lease financing portfolios, offset, in part, by securitization activity of $2.3 billion.

      Total deposits decreased $3.3 billion to $114.9 billion at December 31, 1999. The decrease was due principally to declines of $1.4 billion in domestic regular savings and NOW deposits, $2.6 billion in domestic time deposits and $698 million in international deposits, partially offset by a $1.5 billion increase in domestic money market deposits.

      Long-term debt increased $10.9 billion to $25.3 billion as a result of the funding of both acquisitions and balance sheet growth.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged.

      The Corporation adopted SFAS No. 133 as of January 1, 2001. The related transition adjustments resulted in an after-tax increase to stockholders' equity of approximately $200 million, and an after-tax increase of approximately $8 million to net income. The ultimate impact of the Standard on the Corporation's results of operations will depend on a variety of factors, including interest rates and other market conditions, as well as future interpretive guidance from the Financial Accounting Standards Board, which continues to address implementation issues.

      In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Corporation has provided the required disclosures as of December 31, 2000 in
Note 18 of the "Notes to Consolidated Financial Statements" included under Item 8 of this Report, and does not expect the impact of the accounting requirements of the Standard to be material to its financial position or results of operations in future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information set forth in the "Asset and Liability Management" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," included under Item 7 of this Report, is incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

      The accompanying consolidated financial statements and related notes of the Corporation were prepared by management in conformity with accounting principles generally accepted in the United States. Management is responsible for the integrity and fair presentation of these financial statements.
      Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse and to ensure that all transactions are first properly authorized and then recorded in the Corporation's records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that the Corporation's assets are adequately safeguarded and that its records, which are the basis for the preparation of all financial statements, are reliable.
      The Audit and Risk Management Committees of the Board of Directors consist solely of directors who are not employees of the Corporation or its subsidiaries. During 2000, the Audit Committee met five times, and the Risk Management Committee separately met four times, with internal auditors, credit review management, the independent accountants, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors, and credit review management have direct and unrestricted access to these committees at all times.
      The Corporation's consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Its report, which is based on an audit made in accordance with auditing standards generally accepted in the United States, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit, PricewaterhouseCoopers LLP considers the Corporation's internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.



 /s/ Terrence Murray         /s/ Charles K. Gifford      /s/ Eugene M. McQuade
-----------------------    -------------------------   -------------------------
    Terrence Murray            Charles K. Gifford           Eugene M. McQuade
     Chairman and                 President and             Vice Chairman and
Chief Executive Officer      Chief Operating Officer     Chief Financial Officer

[PRICEWATERHOUSECOOPERS LOGO]
--------------------------------------------------------------------------------


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of FleetBoston Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of FleetBoston Financial Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 17, 2001

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31                                                  2000         1999         1998
Dollars in millions, except per share amounts
-------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans and leases                               $11,124      $10,561      $10,136
  Interest on securities and trading assets                             1,834        1,699        1,565
  Other                                                                   626          792          640
-------------------------------------------------------------------------------------------------------
   Total interest income                                               13,584       13,052       12,341
-------------------------------------------------------------------------------------------------------
Interest expense:
  Deposits of domestic offices                                          2,376        2,407        2,601
  Deposits of international offices                                     1,269        1,109        1,105
  Short-term borrowings                                                 1,258        1,230        1,259
  Long-term debt                                                        1,887        1,371          767
  Other                                                                   273          193          214
-------------------------------------------------------------------------------------------------------
   Total interest expense                                               7,063        6,310        5,946
-------------------------------------------------------------------------------------------------------
Net interest income                                                     6,521        6,742        6,395
-------------------------------------------------------------------------------------------------------
Provision for credit losses                                             1,196          933          850
-------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                   5,325        5,809        5,545
-------------------------------------------------------------------------------------------------------
Noninterest income:
  Capital markets revenue                                               3,157        2,104        1,140
  Investment services revenue                                           1,704        1,513        1,212
  Banking fees and commissions                                          1,423        1,485        1,324
  Credit card revenue                                                     707          737          455
  Processing-related revenue                                              609          609          452
  Gains on branch divestitures and sales of businesses                    843           50          254
  Other                                                                   581          476          444
-------------------------------------------------------------------------------------------------------
    Total noninterest income                                            9,024        6,974        5,281
-------------------------------------------------------------------------------------------------------
Noninterest expense:
  Employee compensation and benefits                                    4,523        4,568        3,556
  Occupancy                                                               542          586          529
  Equipment                                                               546          528          474
  Intangible asset amortization                                           352          349          274
  Legal and other professional                                            331          307          254
  Marketing and public relations                                          289          276          253
  Merger- and restructuring-related charges                                --          850          138
  Other                                                                 2,050        1,893        1,572
-------------------------------------------------------------------------------------------------------
    Total noninterest expense                                           8,633        9,357        7,050
-------------------------------------------------------------------------------------------------------
Income before income taxes                                              5,716        3,426        3,776
Applicable income taxes                                                 2,296        1,388        1,452
-------------------------------------------------------------------------------------------------------
Net income                                                            $ 3,420      $ 2,038      $ 2,324
=======================================================================================================

Diluted weighted average common shares outstanding (in millions)        919.9        943.5        939.1
Net income applicable to common shares                                $ 3,381      $ 1,982      $ 2,264
Basic earnings per share                                                 3.74         2.16         2.47
Diluted earnings per share                                               3.68         2.10         2.41
=======================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31                                                                                     2000           1999
Dollars in millions, except share and per share amounts
----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                          $  11,502       $  10,627
Federal funds sold and securities purchased under agreements to resell                          1,958           2,353
Trading assets                                                                                  7,081           7,849
Mortgages held for resale                                                                       2,077           1,244
Securities available for sale                                                                  23,093          24,131
Securities held to maturity (market value: $631 in 2000 and $1,081 in 1999)                       627           1,081
Loans and leases                                                                              109,372         119,700
Reserve for credit losses                                                                      (2,378)         (2,488)
----------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                          106,994         117,212
----------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                        2,986           3,003
Premises and equipment                                                                          2,606           2,794
Mortgage servicing rights                                                                       2,673           3,325
Intangible assets                                                                               4,002           4,164
Other assets                                                                                   13,920          12,909
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $ 179,519       $ 190,692
----------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic:
    Noninterest bearing                                                                     $  24,048       $  24,773
    Interest bearing                                                                           58,283          73,428
  International:
    Noninterest bearing                                                                         1,628           1,532
    Interest bearing                                                                           17,331          15,163
----------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                           101,290         114,896
----------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                      9,352           9,529
Other short-term borrowings                                                                     8,510           8,577
Trading liabilities                                                                             2,540           3,807
Due to brokers/dealers                                                                          4,121           4,468
Long-term debt                                                                                 28,357          25,349
Accrued expenses and other liabilities                                                          9,177           8,759
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                        163,347         175,385
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock, no par value (16 million shares authorized, 2.3 million shares issued
    and outstanding in 2000 and 2.8 million shares issued and outstanding in 1999)                566             691
Common stock, par value $.01 (2 billion shares authorized, 919.6 million shares
    issued in 2000 and 917.1 million shares issued in 1999)                                         9               9
Common surplus                                                                                  3,742           4,150
Retained earnings                                                                              12,399          10,129
Accumulated other comprehensive income:
  Net unrealized gain on securities available for sale, net of tax                                 34             393
  Cumulative translation adjustments, net of tax                                                   (1)             (6)
Treasury stock, at cost (12.6 million shares in 2000 and 1.4 million shares in 1999)             (577)            (59)
----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                16,172          15,307
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $ 179,519       $ 190,692
======================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                     Preferred    Common    Common    Retained   Comprehensive  Treasury
Dollars in millions, except per share amounts          Stock       Stock    Surplus   Earnings      Income        Stock      Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $ 969       $  5    $4,777   $  7,887        $ 140        $(737)  $ 13,041
Net income                                                  --         --        --      2,324           --           --      2,324
Other comprehensive income:
  Net unrealized securities gains arising during
     the period, net of taxes of $109                       --         --        --         --          172           --         --
  Less:  reclassification adjustment for net gains
     included in net income, net of taxes of $134           --         --        --         --          214           --         --
  Change in translation adjustment, net of taxes
     of $2                                                  --         --        --         --           (3)          --         --
                                                                                                      -----
      Other comprehensive income                            --         --        --         --          (45)          --        (45)
                                                                                                                           --------
   Total comprehensive income                               --         --        --         --           --           --      2,279
Cash dividends declared on common stock ($1.00 per
   share)                                                   --         --        --       (568)          --           --       (568)
Cash dividends declared on preferred stock                  --         --        --        (51)          --           --        (51)
Cash dividends declared by pooled company prior
   to merger                                                --         --        --       (350)          --           --       (350)
Redemption of preferred stock                             (278)        --        --         --           --           --       (278)
Common stock issued in connection with dividend
   reinvestment and employee benefit plans (5.5
   million net shares)                                      --         --       (65)       (34)          --          281        182
Treasury stock purchased (.7 million shares)                --         --        --         --           --          (51)       (51)
Two-for-one common stock split (457.9 million
   shares)                                                  --          4        (4)        --           --           --         --
Other, net                                                  --         --        (2)         2           --           --         --
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             $ 691       $  9    $4,706   $  9,210        $  95        $(507)  $ 14,204
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                  --         --        --      2,038           --           --      2,038
Other comprehensive income:
  Net unrealized securities gains arising during
     the period, net of taxes of $378                       --         --        --         --          502           --         --
  Less:  reclassification adjustment for net gains
     included in net income, net of taxes of $148           --         --        --         --          218           --         --
  Change in translation adjustment, net of taxes
     of $5                                                  --         --        --         --            8           --         --
                                                                                                      -----
      Other comprehensive income                            --         --        --         --          292           --        292
                                                                                                                           --------
   Total comprehensive income                               --         --        --         --           --           --      2,330
Cash dividends declared on common stock ($1.11 per
   share)                                                   --         --        --       (736)          --           --       (736)
Cash dividends declared on preferred stock                  --         --        --        (51)          --           --        (51)
Cash dividends declared by pooled company prior to
   merger                                                   --         --        --       (285)          --           --       (285)
Common stock issued in connection with dividend
   reinvestment and employee benefit plans (5.3
   million net shares)                                      --         --       219        (44)          --          124        299
Retirement of treasury stock (22.4 million shares)          --         --      (840)        --           --          840         --
Treasury stock purchased (.6 million shares)                --         --        --         --           --          (24)       (24)
Settlement of forward purchase contracts (12.3
   million shares)                                          --         --        49         (6)          --         (492)      (449)
Other, net                                                  --         --        16          3           --           --         19
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             $ 691       $  9    $4,150   $ 10,129        $ 387        $ (59)  $ 15,307
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                  --         --        --      3,420           --           --      3,420
Other comprehensive income:
  Net unrealized securities losses arising during
     the period, net of taxes of $181                       --         --        --         --         (214)          --         --
  Less:  reclassification adjustment for net gains
     included in net income, net of taxes of $98            --         --        --         --          145           --         --
  Change in translation adjustment, net of taxes
     of $3                                                  --         --        --         --            5           --         --
                                                                                                      -----
      Other comprehensive income                            --         --        --         --         (354)          --       (354)
                                                                                                                           --------
   Total comprehensive income                               --         --        --         --           --           --      3,066
Cash dividends declared on common stock ($1.23
   per share)                                               --         --        --     (1,111)          --           --     (1,111)
Cash dividends declared on preferred stock                  --         --        --        (39)          --           --        (39)
Common stock issued in connection with dividend
   reinvestment and employee benefit plans (6.3
   million net shares)                                      --         --        22         --           --          161        183
Exercise of common stock warrants (1.2 million
   shares)                                                  --         --        26         --           --           --         26
Redemption of preferred stock                             (125)        --        --         --           --           --       (125)
Settlement of forward purchase contracts (16.2
   million shares)                                          --         --        --         --           --         (679)      (679)
Settlement of common stock warrants                         --         --      (441)        --           --           --       (441)
Other, net                                                  --         --       (15)        --           --           --        (15)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             $ 566       $  9    $3,742   $ 12,399        $  33        $(577)  $ 16,172
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31                                                      2000               1999               1998
In millions
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  3,420           $  2,038           $  2,324
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                     522                474                404
  Amortization and impairment of mortgage servicing rights                    380                357                433
  Amortization of other intangible assets                                     352                349                274
  Provision for credit losses                                               1,196                933                850
  Deferred income tax expense                                                 545                499                210
  Securities gains                                                            (10)                (7)              (115)
  Gains on branch divestitures and sales of businesses                       (843)               (50)              (254)
  Merger- and restructuring-related charges                                    --                850                138
Originations and purchases of mortgages held for resale                   (19,314)           (28,258)           (30,336)
Proceeds from sales of mortgages held for resale                           18,481             31,082             27,839
Decrease/(increase) in trading assets                                         768             (3,485)            (1,016)
(Decrease)/increase in trading liabilities                                 (1,267)             1,481              1,094
Decrease/(increase) in due from brokers/dealers                                17                597                (90)
Increase in accrued receivables, net                                         (236)              (320)              (136)
(Decrease)/increase in due to brokers/dealers                                (347)               493               (341)
Increase in accrued liabilities, net                                          403                664                149
Other, net                                                                 (2,308)            (2,140)            (2,472)
------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by (used in) operating activities               1,759              5,557             (1,045)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease/(increase) in federal funds sold and securities
   purchased under agreements to resell                                       395                213                (95)
Purchases of securities available for sale                                (13,822)           (15,129)           (22,274)
Proceeds from sales of securities available for sale                       11,099              9,266             14,867
Proceeds from maturities of securities available for sale                   3,285              4,515              3,807
Purchases of securities held to maturity                                     (648)            (1,310)            (1,292)
Proceeds from maturities of securities held to maturity                     1,097              1,385              1,557
Net cash and cash equivalents paid for businesses acquired                     --               (613)              (226)
Purchases of credit card loan portfolios                                       --               (151)            (1,870)
Proceeds from sales of loan portfolios by banking subsidiary                5,890              2,300              4,981
Net increase in loans and leases                                           (5,901)            (5,029)            (5,494)
Net cash paid in conjunction with branch divestitures                      (2,171)                --                 --
Net cash and cash equivalents received from sales of businesses                --                 50                213
Purchase of investment in bank-owned life insurance                            --                 --               (900)
Purchases of premises and equipment                                          (547)              (818)              (691)
Net sales/(purchases) of mortgage servicing rights                            327               (975)              (385)
------------------------------------------------------------------------------------------------------------------------
     Net cash flow used in investing activities                              (996)            (6,296)            (7,802)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in deposits                                          (466)            (3,282)             4,925
Net decrease in short-term borrowings                                        (244)            (1,428)              (918)
Proceeds from issuance of long-term debt                                    9,273              7,975              7,585
Repayments of long-term debt                                               (6,265)            (1,666)            (1,365)
Proceeds from issuance of common stock                                        209                299                182
Repurchase of common stock                                                     --                (24)               (51)
Settlement of forward purchase contracts                                     (679)              (449)                --
Redemption of preferred stock                                                (125)                --               (278)
Settlement of common stock warrants                                          (441)                --                 --
Cash dividends paid                                                        (1,125)              (950)              (937)
------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by financing activities                           137                475              9,143
------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                (25)               (50)               (29)
------------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                          875               (314)               267
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                             10,627             10,941             10,674
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 11,502           $ 10,627           $ 10,941
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial reporting policies of FleetBoston Financial Corporation (the Corporation) conform to accounting principles generally accepted in the United States. The Corporation is a diversified financial services company headquartered in Boston, Massachusetts, and organized along functional lines of business, which include Global Banking and Financial Services, Commercial and Retail Banking and National Financial Services.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The following is a summary of the significant accounting policies.

BASIS OF PRESENTATION. The consolidated financial statements of the Corporation include the accounts of the Corporation and its subsidiaries, including its principal banking subsidiary, Fleet National Bank (FNB). All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

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

SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY. This portfolio principally includes debt securities that are purchased in connection with the Corporation's asset-liability management activities and debt and equity securities purchased by the Corporation's Principal Investing and capital markets-related businesses. These securities are classified at the time of purchase, based on management's intentions, as held to maturity or available for sale.

     Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, net of the amortization of any premium and the accretion of any discount. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of the balance sheet management strategy, that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other similar factors. Within the available for sale category, equity securities that have a readily determinable fair value and debt securities are reported at fair value, with unrealized gains and losses recorded, net of tax, as a separate component of stockholders' equity. Equity securities that do not have a readily determinable fair value are reported at cost. Realized gains and losses, which are computed using the specific identification method, and unrealized losses on individual securities that are deemed to be other than temporary are recorded in securities gains, a component of capital markets revenue.

LOANS AND LEASES. Loans are stated at the principal amount outstanding, net of unearned income, if any. Lease financing receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.

     Loans and lease financing receivables are placed on nonaccrual status as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Commercial loans and leases on which payments are past due 90 days or more are placed on nonaccrual status, unless they are well-secured and in the process of collection or renewal. Consumer loans are placed on nonaccrual status and charged off at no more than 180 days past due. When a loan or lease is placed on nonaccrual status, interest accrued but uncollected is generally reversed against interest income. Cash receipts on nonaccruing commercial loans and leases are generally applied to reduce the unpaid principal balance, and cash receipts on nonaccruing consumer loans are recognized in income on a cash basis.

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

     The reserve for credit losses reflects management's estimate of losses inherent in the portfolio, considering evaluations of individual credits and concentrations of credit risk, changes in the quality of the credit portfolio, levels of nonaccrual loans and leases, current economic conditions, cross-border risks, changes in the size and character of the credit risks and other pertinent factors. The reserve for credit losses related to loans that are identified as impaired, which are primarily commercial and commercial real estate loans on nonaccrual status, is based on discounted cash flows using the loan's effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Based on these analyses, the reserve for credit losses is maintained at levels considered adequate by management to provide for credit losses inherent in these portfolios.

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

INTANGIBLE ASSETS. Intangible assets are generally amortized on a straight-line basis over the estimated period benefited. The excess of cost over the assigned value of net assets acquired in business combinations (goodwill) is amortized on a straight-line basis over periods generally ranging from ten to twenty five years. In certain acquisitions, a core deposit intangible asset is recorded and amortized over a period not to exceed ten years. Purchased credit card intangibles are amortized over a period not to exceed six years. The Corporation reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recorded.

LOAN AND LEASE SALES AND SECURITIZATIONS. The Corporation sells residential mortgages and other loans, and securitizes commercial loans and credit card receivables. Loans and leases held for sale are recorded at the lower of aggregate cost or fair value. Retained interests in securitized assets, including debt securities and interest-only strips, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. Gains on sale and servicing fees are recorded in noninterest income.

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

RISK MANAGEMENT INSTRUMENTS. The Corporation enters into certain interest rate instruments, including interest rate swaps, caps and floor agreements, and futures contracts to manage exposure to interest rate risk associated with interest earning assets and interest bearing liabilities. For those interest rate instruments that alter the repricing characteristics of assets or liabilities, the net differential to be paid or received on the instruments is treated as an adjustment to the yield on the underlying assets or liabilities (the accrual method).

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

     If correlation were to cease on any interest rate instrument hedging net interest income, it would then be accounted for as a trading instrument. If an interest rate instrument hedging net interest income is terminated, the gain or loss is deferred and amortized over the shorter of the remaining contractual life of the terminated risk management instrument or the maturity of the designated asset or liability. If the designated asset or liability matures, is sold, is settled or its balance falls below the notional amount of the hedging instrument, the hedge is usually terminated; if not, accrual accounting is discontinued to the extent that the notional amount exceeds the balance, and accounting for trading instruments is applied to the excess amount.

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

     If correlation were to cease on the interest rate instruments hedging MSRs, they would then be accounted for as trading instruments. If an interest rate instrument hedging MSRs is terminated, the gain or loss is treated as an adjustment to the carrying value of hedged MSRs and amortized over its remaining life.

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

NOTE 2. MERGERS, ACQUISITIONS AND DIVESTITURES

On October 1, 2000, the Corporation entered into a definitive agreement to acquire Summit Bancorp. (Summit), a New Jersey-based financial services company with approximately $40 billion in assets and approximately $3 billion in stockholders' equity at December 31, 2000. Under the terms of the agreement, Summit stockholders will receive 1.02 shares of the Corporation's common stock for each share of Summit common stock. The acquisition, which has received the required stockholder and regulatory approvals, is expected to close before the end of the first quarter of 2001, and is planned to be accounted for as a pooling of interests.

     On October 27, 2000, the Corporation acquired M.J. Meehan & Co., LLC, a New York Stock Exchange (NYSE) specialist firm. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Goodwill of approximately $150 million was recorded and is being amortized on a straight-line basis over fifteen years. Pro forma results of operations including M.J. Meehan for the years ended December 31, 2000 and 1999 are not presented, since the results would not have been significantly different in relation to the Corporation's results of operations.

     On October 1, 1999, the Corporation completed its merger with BankBoston Corporation (BankBoston). The Corporation issued 353 million shares of its common stock in exchange for substantially all of the outstanding common shares of BankBoston, by exchanging 1.1844 shares of its common stock for each outstanding BankBoston share. The merger was accounted for as a pooling of interests and, accordingly, is reflected in the accompanying consolidated financial statements as though the Corporation and BankBoston had operated as a combined entity for all periods presented.

     In connection with obtaining regulatory approvals for the merger, the Corporation agreed to divest $13 billion of deposits and $9 billion of loans. The Corporation substantially completed these divestitures in phases throughout 2000, and recorded related aggregate pre-tax gains of $843 million, or $420 million after-tax. In connection with the merger, the Corporation recorded merger- and restructuring-related charges and merger integration costs of $850 million and $102 million, respectively, in 1999, and an additional $227 million of integration costs in 2000. These costs are more fully discussed in Note 14.

     On February 1, 1999, the Corporation acquired Sanwa Business Credit (Sanwa), a leasing and asset-based lending company with approximately $6 billion in assets at the date of acquisition. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. Goodwill of approximately $385 million was recorded and is being amortized on a straight-line basis over twenty five years.

NOTE 3. DISCLOSURE FOR STATEMENTS OF CASH FLOWS

Year ended December 31                       2000      1999        1998
In millions
-------------------------------------------------------------------------
Supplemental disclosure for
cash paid during the period for:
   Interest expense                        $ 7,216    $6,083     $5,878
   Income taxes, net of refund               1,597       936        823
-------------------------------------------------------------------------
Assets acquired and liabilities
assumed in business combinations:
   Assets acquired, net of cash
    and cash equivalents received               --    $6,073     $5,284
   Net cash and cash equivalents paid           --      (613)      (226)
   Liabilities assumed                          --     5,460      5,058
-------------------------------------------------------------------------
Divestitures:
   Assets sold                             $10,166        --     $  239
   Net cash (paid)/received                 (2,171)       --        213
   Liabilities sold                         13,180        --        280
-------------------------------------------------------------------------


NOTE 4. SECURITIES

December 31                                            2000                                              1999
                                                 Gross       Gross                                  Gross        Gross
                                 Amortized    Unrealized   Unrealized     Market    Amortized    Unrealized   Unrealized    Market
In millions                         Cost        Gains        Losses        Value      Cost         Gains        Losses       Value
----------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
 U.S. Treasury and government
   agencies                        $ 1,174        $  1        $  9       $ 1,166      $ 2,282      $   --        $ 86      $ 2,196
 Mortgage-backed securities         13,864         166          88        13,942       14,157           8         598       13,567
 Foreign debt securities             2,734          37          17         2,754        2,906          45          15        2,936
 Other debt securities               2,477           5          15         2,467        1,944          13          40        1,917
----------------------------------------------------------------------------------------------------------------------------------
    Total debt securities           20,249         209         129        20,329       21,289          66         739       20,616
----------------------------------------------------------------------------------------------------------------------------------
 Marketable equity securities          763          63          89           737          977       1,387          22        2,342
 Other equity securities             2,027          --          --         2,027        1,173          --          --        1,173
----------------------------------------------------------------------------------------------------------------------------------
  Total securities available
    for sale                        23,039         272         218        23,093       23,439       1,453         761       24,131
----------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
 State and municipal                   597           4          --           601        1,053           1           1        1,053
 U.S. Treasury and government
    agencies                            16          --          --            16           15          --          --           15
 Foreign debt securities                13          --          --            13           13          --          --           13
 Other debt securities                   1          --          --             1           --          --          --           --
----------------------------------------------------------------------------------------------------------------------------------
  Total securities held to
     maturity                          627           4          --           631        1,081           1           1        1,081
----------------------------------------------------------------------------------------------------------------------------------
Total securities                   $23,666        $276        $218       $23,724      $24,520      $1,454        $762      $25,212
==================================================================================================================================


At December 31, 2000, $8.9 billion of securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, compared with $4.5 billion at December 31, 1999.

     Proceeds from sales of available for sale securities during 2000, 1999 and 1998 were $11 billion, $9 billion and $15 billion, respectively. Gross gains of $117 million and gross losses of $107 million were realized on those sales in 2000, gross gains of $89 million and gross losses of $28 million were realized on those sales in 1999, and gross gains of $165 million and gross losses of $28 million were realized on those sales in 1998. In addition, the Corporation recognized losses of $54 million in 1999 and $22 million in 1998 which resulted from the write-down of certain securities available for sale which experienced a decline in value that was deemed other than temporary. The above amounts for each year exclude principal investing revenues, which are included in capital markets revenue.

     The carrying values, by contractual maturity, of debt securities held to maturity and securities available for sale are shown in the following tables. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

December 31, 2000           Within        1 to 5     5 to 10      After 10
Dollars in millions         1 Year        Years       Years        Years          Total
----------------------------------------------------------------------------------------
Carrying value:
  U.S. Treasury and
   government agencies      $  267       $  427       $  472       $    --       $ 1,166
  Mortgage-backed
   securities                    1          226        2,517        11,198        13,942
  Foreign debt
   securities                  963        1,545           85           161         2,754
  Other debt securities        567          971          516           413         2,467
----------------------------------------------------------------------------------------
Total debt securities       $1,798       $3,169       $3,590       $11,772       $20,329
----------------------------------------------------------------------------------------
Percent of total
  debt securities             8.84%       15.59%       17.66%        57.91%          100%
Weighted average
  yield(a)                    7.87         9.27         6.69          6.68          7.19
----------------------------------------------------------------------------------------
Amortized cost              $1,789       $3,140       $3,589       $11,731       $20,249
----------------------------------------------------------------------------------------


Maturities of Securities Held to Maturity

December 31, 2000
Dollars in                  Within     1 to 5    5 to 10    After 10
  millions                  1 Year      Years     Years      Years       Total
------------------------------------------------------------------------------
Carrying value:
  State and  minicipal       $547       $ 38       $ 11       $  1       $597
  U.S. Treasury and
   government agencies          3         13         --         --         16
  Foreign debt
   securities                   1          6          6         --         13
  Other debt securities         1         --         --         --          1
------------------------------------------------------------------------------
Total debt securities        $552       $ 57       $ 17       $  1       $627
------------------------------------------------------------------------------
Percent of total
  debt securities           88.04%      9.09%      2.71%       .16%       100%
Weighted average
  yield(a)                   6.96       8.05       8.78       8.52       7.11
------------------------------------------------------------------------------
Market value                 $553       $ 59       $ 18       $  1       $631
------------------------------------------------------------------------------


(a) A tax-equivalent adjustment has been included in the calculations of the yields to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.


NOTE 5. LOANS AND LEASES

December 31                                      2000             1999
In millions
------------------------------------------------------------------------
Domestic:
  Commercial and industrial                    $ 46,697        $ 55,184
  Commercial real estate:
    Construction                                  1,925           1,659
    Interim/permanent                             6,465           6,286
  Residential real estate                         6,085          10,881
  Consumer                                       18,085          20,004
  Lease financing(a)                             12,959          10,933
------------------------------------------------------------------------
Total domestic loans and leases,
   net of unearned income                        92,216         104,947
------------------------------------------------------------------------
International:
  Commercial                                     14,221          11,855
  Consumer                                        2,935           2,898
------------------------------------------------------------------------
Total international loans and leases,
   net of unearned income                        17,156          14,753
------------------------------------------------------------------------
Total loans and leases, net of
  unearned income(b)                           $109,372        $119,700
------------------------------------------------------------------------


(a) The Corporation's leases consist principally of full-payout, direct financing leases. The Corporation's investment in leveraged leases totaled $2.9 billion for 2000. For federal income tax purposes, the Corporation has the tax benefit of depreciation on the entire leased unit and interest on the long-term debt. Deferred taxes arising from leveraged leases totaled $2.2 billion in 2000. Future minimum lease payments to be received are $2.86 billion, 2001; $2.23 billion, 2002; $1.66 billion, 2003; $1.09 billion, 2004; $787 million, 2005; $4.33 billion, 2006 and thereafter.

(b) Net of unearned income of $3.1 billion and $2.7 billion at December 31, 2000 and 1999, respectively.

On December 28, 2000, the Corporation completed a sale of troubled commercial loans with a recorded investment of approximately $940 million, as well as related funding commitments of approximately $150 million. In consideration for the sale, the Corporation received approximately $665 million in cash and approximately $200 million in an investment grade note. As a result of the sale, the reserve for credit losses was reduced by approximately $75 million. The sale did not result in any significant gain or loss to the Corporation.

     At December 31, 2000 and 1999 the Corporation's nonperforming assets (NPAs) totaled $925 million and $841 million, respectively, including $42 million and $46 million, respectively, of other real estate owned (OREO). NPAs as a percentage of outstanding loans, leases and OREO were .85% and .70% at December 31, 2000 and 1999, respectively.

   The following table presents impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status:

Impaired Loans

December 31                                 2000      1999
In millions
-----------------------------------------------------------
Impaired loans with a reserve               $691      $512
Impaired loans without a reserve              59        60
-----------------------------------------------------------
Total impaired loans                        $750      $572
-----------------------------------------------------------
Reserve for impaired loans (a)              $257      $163
-----------------------------------------------------------
Average balance of impaired loans
  during the year ended December 31         $743      $449
-----------------------------------------------------------

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

NOTE 6. RESERVE FOR CREDIT LOSSES

Year ended December 31                 2000           1999         1998
In millions
-------------------------------------------------------------------------
Balance at beginning of year         $ 2,488       $ 2,306       $ 2,144
Provision charged to income            1,196           933           850
Loans and leases charged off          (1,390)       (1,186)       (1,050)
Recoveries of loans and leases
   charged off                           250           290           216
Acquisitions/divestitures/other         (166)          145           146
-------------------------------------------------------------------------
Balance at end of year               $ 2,378       $ 2,488       $ 2,306
-------------------------------------------------------------------------

In 2000, "acquisitions/divestitures/other" was primarily composed of reserves related to divestitures of loans, which are more fully discussed in Note 2, as well as a reduction of $75 million related to the sale of troubled commercial loans, which is more fully discussed in Note 5. "Acquistions/Divestitures/Other" in 1999 and 1998 primarily related to the 1999 acquisition of Sanwa, and the 1998 acquisitions of credit card receivables and Deutsche Argentina, respectively.

NOTE 7. MORTGAGE SERVICING RIGHTS

Year ended December 31               2000          1999         1998
In millions
---------------------------------------------------------------------
Balance at beginning of year        $3,325       $1,405       $1,768
Additions                              628        1,370          803
Sales                                 (485)         (40)         (66)
Deferred hedge (gain)/loss            (415)         947         (667)
Amortization/impairment charge        (380)        (357)        (433)
---------------------------------------------------------------------
Balance at end of year              $2,673       $3,325       $1,405
---------------------------------------------------------------------


Various interest rate instruments, which are designated as hedges of MSRs, are used to manage potential MSR impairment. Changes in fair value of the hedges are recorded as adjustments to the carrying value of the MSRs and related hedges. During 2000 and 1999, net hedge gains of $415 million and net hedge losses of $947 million, respectively, were deferred and recorded as adjustments to the carrying value of the MSRs and the related hedges. The aggregate fair value of the Corporation's MSRs was approximately $2.7 billion as of December 31, 2000. Additional information on the Corporation's accounting for MSRs, including related risk management activities, is included in Notes 1 and 19.

NOTE 8. SHORT-TERM BORROWINGS


                                                                        Securities
                                                          Federal       Sold Under            Other           Total
                                                            Funds      Agreements to     Short-Term      Short-Term
Dollars in millions                                     Purchased       Repurchase       Borrowings      Borrowings
--------------------------------------------------------------------------------------------------------------------
2000
Balance at December 31                                    $4,001         $ 5,351           $ 8,510         $17,862
Highest balance at any month-end                           4,001           9,252            21,488          34,741
Average balance for the year                               1,889           5,668            12,787          20,344
Weighted average interest rate as of December 31            3.97%           5.68%             8.38%           6.58%
Weighted average interest rate paid for the year            6.11            5.55              6.35            6.11
--------------------------------------------------------------------------------------------------------------------
1999
Balance at December 31                                    $4,134         $ 5,395           $ 8,577         $18,106
Highest balance at any month-end                           4,334          13,543            12,492          30,369
Average balance for the year                               3,430          10,172             9,507          23,109
Weighted average interest rate as of December 31            2.70%           3.01%             6.91%           4.79%
Weighted average interest rate paid for the year            5.06            4.63              6.16            5.32
--------------------------------------------------------------------------------------------------------------------
1998
Balance at December 31                                    $3,953         $ 5,744           $ 9,479         $19,176
Highest balance at any month-end                           5,649           7,642            16,034          29,325
Average balance for the year                               5,043           5,380            11,246          21,669
Weighted average interest rate as of December 31            4.53%           4.31%             6.11%           5.25%
Weighted average interest rate paid for the year            5.48            4.65              6.51            5.81
--------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Corporation generally maintains control of the securities in repurchase transactions.

     Other short-term borrowings generally mature within 90 days, although commercial paper may have a term of up to 270 days. Total credit facilities available at December 31, 2000 and 1999 were $1 billion and $1.3 billion, respectively, with no amount outstanding at either year-end.

NOTE 9. LONG-TERM DEBT

December 31                                                      2000           1999
Dollars in millions                        Maturity Date
---------------------------------------------------------------------------------------
Senior notes and debentures:
Parent company:
  Floating-rate MTNs                         2000-2005         $ 3,040         $ 2,380
  Fixed-rate MTNs 6.125%-6.849%              2000-2005             340             395
  7.25% notes                                     2005           1,500              --
  7.125% notes                                    2000              --             250
  Other                                           2013               1               1
---------------------------------------------------------------------------------------
Total parent company                                             4,881           3,026
---------------------------------------------------------------------------------------
Affiliates:
  FHLB borrowings                            2000-2020             558             303
  Floating-rate notes                        2000-2039          13,373          12,032
  Fixed-rate notes                           2000-2012             787           1,290
  Other                                      2000-2026             103             168
---------------------------------------------------------------------------------------
Total affiliates                                                14,821          13,793
---------------------------------------------------------------------------------------
   Total senior notes
    and debentures                                              19,702          16,819
---------------------------------------------------------------------------------------
Subordinated notes and debentures:
Parent company:
  Floating-rate subordinated notes                2001              --             186
  9.00%-9.90% subordinated notes                  2001             325             325
  6.875%-7.20% subordinated notes                 2003             400             400
  6.625%-8.125% subordinated notes                2004             549             549
  6.625% subordinated notes                       2005             350             350
  7.125% subordinated notes                       2006             300             300
  8.625% subordinated notes                       2007             107             107
  6.375%-6.50% subordinated notes                 2008             500             500
  7.375% subordinated notes                       2009             500             500
  7.00%-7.75% subordinated MTNs              2011-2013             320             320
  6.70%-6.875% subordinated notes                 2028             750             750
---------------------------------------------------------------------------------------
Total parent company                                             4,101           4,287
---------------------------------------------------------------------------------------
Affiliates:
  8.375% subordinated notes                       2002             200             200
  8.00% subordinated notes                        2004             200             199
  8.625% subordinated notes                       2005             250             250
  7.375% subordinated notes                       2006             200             200
  6.50%-7.00% subordinated notes                  2007             400             397
  6.375% subordinated notes                       2008             750             748
  5.75% subordinated notes                        2009             400             400
---------------------------------------------------------------------------------------
Total affiliates                                                 2,400           2,394
---------------------------------------------------------------------------------------
   Total subordinated notes and
         debentures                                              6,501           6,681
---------------------------------------------------------------------------------------
Company-obligated mandatorily
   redeemable trust securities of
    capital trusts:
  BankBoston Capital Trust I, 8.25%               2026             250             250
  Fleet Capital Trust I, 8.00%                    2027              84              84
  BankBoston Capital Trust II, 7.75%              2026             250             250
  Fleet Capital Trust II, 7.92%                   2026             250             250
  BankBoston Capital Trust III,
    floating-rate                                 2027             250             248
  Fleet Capital Trust III, 7.05%                  2028             120             120
  BankBoston Capital Trust IV,
    floating-rate                                 2028             250             247
  Fleet Capital Trust IV, 7.17%                   2028             150             150
  Fleet Capital Trust V,
    floating-rate                                 2028             250             250
  Fleet Capital Trust VI, 8.80%                   2030             300              --
---------------------------------------------------------------------------------------
   Total company-obligated
     manditorily redeemable trust
     securities of capital trusts                                2,154           1,849
---------------------------------------------------------------------------------------
Total long-term debt                                           $28,357         $25,349
---------------------------------------------------------------------------------------


The subordinated notes all provide for single principal payments at maturity, with the exception of $320 million of subordinated medium-term notes (MTNs), which are callable as follows: $100 million currently callable, $170 million in 2001 and $50 million in 2002. The $186 million of floating-rate subordinated notes due 2001 were called on May 31, 2000. All of the parent company fixed-rate senior notes pay interest semiannually, provide for single principal payments and are not redeemable prior to maturity.

     During 2000, the Corporation issued $1.4 billion of senior floating-rate MTNs due 2001 through 2003 and $1.5 billion of 7.25% senior fixed-rate notes due 2005. The senior floating-rate MTNs pay interest at rates tied to the three-month London Interbank Offered Rate (LIBOR), reset quarterly. Additionally, the Corporation's statutory business trust, Fleet Capital Trust VI, issued $300 million of 8.80% fixed-rate trust preferred securities due 2030.

     The Corporation's banking subsidiaries issued $5.5 billion of senior floating-rate bank notes during 2000, including $500 million in the Euro market. The floating-rate bank notes pay interest at rates tied to the one-month or three-month LIBOR reset monthly or quarterly, the Federal Funds rate, reset daily, and the prime rate, reset daily.

     As part of its interest rate risk management process, the Corporation uses interest rate swaps to modify the repricing and maturity characteristics of certain long-term debt. These interest rate risk management activities are discussed in greater detail in Note 19.

     The aggregate payments required to retire long-term debt are: $7.6 billion in 2001; $6.5 billion in 2002; $3.1 billion in 2003; $1.8 billion in 2004; $2.9 billion in 2005; $500 million in 2006, and $6 billion thereafter.

     The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission (the SEC), providing for the issuance of common and preferred stock or trust preferred securities, senior or subordinated debt securities and other debt securities, with a remaining availability of $2.2 billion at December 31, 2000. Additionally, the Corporation and FNB have access to the Euro market under a $3 billion Euro medium-term note program.

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

     The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the

Corporation, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. See Note 21 for the aggregate amount of subordinated debentures currently outstanding. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust securities. The Corporation fully and unconditionally guarantees each trust's obligations under the trust securities. Additional information concerning restrictions on the ability of the Corporation to obtain funds from its subsidiary banks is included in Note 12.

     All of the trust preferred securities may be prepaid at the option of the trusts, in whole or in part, on or after their respective prepayment dates. At December 31, 2000, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust preferred securities were 7.33%, 7.22% and 7.55%, respectively.


NOTE 10. PREFERRED STOCK

The following is a summary of the Corporation's preferred stock outstanding:


                                                                                                                        Interest
December 31                            Stated                                               Earliest    Redemption           Per
Dollars in millions, except per         Value                     2000           1999     Redemption         Price     Depositary
share amounts                       Per Share     Shares    Outstanding    Outstanding          Date    Per Share(a)        Share(d)
-----------------------------------------------------------------------------------------------------------------------------------
7.25% Series V perpetual
  preferred                            $250       765,010        $191          $191         4/15/2001       $250           10%
6.75% Series VI perpetual
  preferred                             250       600,000         150           150         4/15/2006        250           20
6.60% Series VII cumulative
  preferred(b)                          250       700,000         175           175         4/01/2006        250           20
6.59% Series VIII noncumulative
  preferred(c)                          250       200,000          50            50        10/01/2001        250           20
9.35% cumulative preferred              250       500,000         ---           125         1/15/2000        250           10
-----------------------------------------------------------------------------------------------------------------------------------
Total preferred stock                                            $566          $691
-----------------------------------------------------------------------------------------------------------------------------------

(a)  Plus accrued but unpaid dividends.
(b) After April 1, 2006, the rate will adjust based on a U.S. Treasury security rate.
(c) After October 1, 2006, the rate will adjust based on a U.S. Treasury security rate.
(d)  Ownership held in the form of depositary shares.


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

NOTE 11. COMMON STOCK AND EARNINGS PER COMMON SHARE

At December 31, 2000, warrants were outstanding on 3.6 million shares of the Corporation's common stock at an exercise price of $21.94 per share. Substantially all such warrants were exercised in the first quarter of 2001, and the remaining warrants expired unexercised. During the third quarter of 2000, the Corporation agreed to settle outstanding warrants on 13 million shares of its common stock, for an aggregate payment of approximately $441 million to the holders of the warrants.

     On August 16, 2000, the Corporation's Board of Directors declared a dividend of one preferred share purchase right (a "right") for each outstanding share of the Corporation's common stock. The dividend was payable on November 22, 2000 to the stockholders of record on November 21, 2000. Under certain conditions, a right may be exercised to purchase one ten-thousandth of a share of the Corporation's cumulative participating junior preferred stock at an exercise price of $175, subject to certain adjustments. In general, the rights would become exercisable if a party acquires 10% or more (in the case of certain qualified investors, 15% or more) of the issued and outstanding shares of the Corporation's common stock, or after the commencement of a tender or exchange offer for 10% or more of the issued and outstanding shares. When exercisable under certain conditions, each right would entitle the holder to receive upon exercise of a right that number of shares of the Corporation's common stock (or, in certain cases, the common stock of an acquiring company) having a market value of two times the exercise price of the right. The rights will expire in 2010 and may be redeemed in whole, but not in part, at a price of $.005 per share at any time prior to expiration or the acquisition of 10% of the Corporation's common stock. The rights replaced similar rights issued by the Corporation in 1990, which expired on November 21, 2000.

     The following table presents a reconciliation of earnings per common share as of December 31, 2000, 1999 and 1998:

Year ended December 31                        2000                              1999                               1998
----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except
share and per share amounts         Basic          Diluted           Basic           Diluted            Basic           Diluted
----------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding       903,655,315      903,655,315      919,347,086      919,347,086      916,122,733      916,122,733
Additional shares due to:
  Stock options                           --        7,624,887               --       11,742,926               --       10,648,590
  Warrants                                --        8,589,274               --       12,437,929               --       12,365,147
----------------------------------------------------------------------------------------------------------------------------------
Total equivalent shares          903,655,315      919,869,476      919,347,086      943,527,941      916,122,733      939,136,470
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
  Net income                    $      3,420     $      3,420     $      2,038     $      2,038     $      2,324     $      2,324
  Less preferred stock
    dividends and other                  (39)             (39)             (56)             (56)             (60)             (60)
----------------------------------------------------------------------------------------------------------------------------------
Net income available to
    common stockholders         $      3,381     $      3,381     $      1,982     $      1,982     $      2,264     $      2,264
----------------------------------------------------------------------------------------------------------------------------------
Total equivalent shares          903,655,315      919,869,476      919,347,086      943,527,941      916,122,733      939,136,470
----------------------------------------------------------------------------------------------------------------------------------
Earnings per share              $       3.74     $       3.68     $       2.16     $       2.10     $       2.47     $       2.41
----------------------------------------------------------------------------------------------------------------------------------

Options to purchase 30,673,560 shares of common stock at exercise prices between $35.63 and $48.97; 15,408,054 shares of common stock at exercise prices between $36.66 and $48.97; and 8,237,060 shares of common stock at exercise prices between $31.88 and $37.02 at December 31, 2000, 1999, and 1998, respectively, were outstanding but were not included in the computation of diluted earnings per share because such options were antidilutive.

NOTE 12. REGULATORY MATTERS

RESTRICTIONS ON CASH AND DUE FROM BANKS. The Corporation's banking subsidiaries are subject to requirements of the Board of Governors of the Federal Reserve Board (the Federal Reserve) to maintain certain reserve balances. At December 31, 2000 and 1999, these reserve balances were $1.5 billion and $2.5 billion, respectively.

TRANSACTION AND DIVIDEND RESTRICTIONS. The Corporation's banking subsidiaries are subject to restrictions under federal law that limit the transfer of funds by the subsidiary banks to the Corporation and its non-banking subsidiaries. Such transfers by any subsidiary bank to the Corporation or any non-banking subsidiary are limited in amount to 10% of such bank's capital and surplus.

     Various federal and state banking statutes limit the amount of dividends the subsidiary banks can pay to the Corporation without regulatory approval. The payment of dividends by any subsidiary bank may also be affected by other factors, such as the maintenance of adequate capital for such subsidiary bank. Various regulators and the Boards of Directors of the affected institutions continue to review dividend declarations and capital requirements of the Corporation and its subsidiaries consistent with current earnings, future earning prospects and other factors. At December 31, 2000, the banking subsidiaries in the aggregate could have declared an additional $1.1 billion of dividends without prior regulatory approval.

REGULATORY CAPITAL. As a bank holding company, the Corporation is subject to regulation by the Federal Reserve, the Office of the Comptroller of the Currency (the OCC) and the Federal Deposit Insurance Corporation (the FDIC), as well as state regulators. Under the regulatory capital adequacy guidelines and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Corporation and its banking subsidiaries must meet specific capital requirements. These requirements are expressed in terms of the following ratios:
(1) Risk-based Total Capital (Total Capital/risk-weighted on- and off-balance sheet assets); (2) Risk-based Tier 1 Capital (Tier 1 Capital/risk-weighted on- and off-balance sheet assets); and (3) Leverage (Tier 1 Capital/adjusted average quarterly assets). To meet all minimum regulatory capital requirements, the Corporation and its banking subsidiaries must maintain a Risk-based Total Capital ratio of at least 8%, a Risk-based Tier 1 Capital ratio of at least 4%, and a Tier 1 Leverage ratio of at least 3%. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on the Corporation's financial statements. To be categorized as well capitalized under the prompt corrective action provisions of FDICIA, the Corporation and its banking subsidiaries must maintain a Risk-based Total Capital ratio of at least 10%, a Risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with any of its regulators.

     The following table presents capital and capital ratio information for the Corporation as of December 31, 2000 and 1999:

Regulatory Capital Ratios

December 31                              2000                    1999
Dollars in millions
----------------------------------------------------------------------------
Actual:
  Tier 1 risk-based capital       $14,334       7.87%     $12,927      6.82%
  Total risk-based capital         22,001      12.08       21,782     11.50
  Leverage                         14,334       8.17       12,927      6.81
Minimum regulatory
  capital standards:
  Tier 1 risk-based capital         7,286       4.00        7,580      4.00
  Total risk-based capital         14,572       8.00       15,159      8.00
  Leverage                          5,263       3.00        5,698      3.00
----------------------------------------------------------------------------


As of December 31, 2000, each of the Corporation's banking subsidiaries satisfied the requirements of the well capitalized category under the regulatory framework established by FDICIA. There are no conditions or events since that date that management believes have changed the capital category of these subsidiaries. The capital categories of each of the Corporation's bank subsidiaries are determined solely for purposes of applying FDICIA's provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of the Corporation's banking subsidiaries.

     As registered broker/dealers and member firms of the NYSE, certain subsidiaries of the Corporation are subject to rules of both the SEC and the NYSE. These rules require these subsidiaries to maintain minimum levels of net capital, as defined, and may restrict them from expanding their business and declaring dividends if their net capital falls below specified levels. At December 31, 2000, these subsidiaries had aggregate net capital of approximately $782 million, which exceeded aggregate minimum net capital requirements by approximately $698 million.

NOTE 13. EMPLOYEE BENEFITS

STOCK INCENTIVE PLANS

Stock Options

The Corporation maintains stock incentive plans for certain employees and for non-employee directors. The plans provide for the grant of stock options, restricted stock, stock appreciation rights (SARs) and other stock awards.

     Options to purchase common stock are granted at fair value on the grant date, generally vest over one- to five-year periods and expire at the end of six to ten years. Shares reserved for future issuance in connection with the Corporation's stock plans, stock options and outstanding rights and warrants totaled 124 million at December 31, 2000.

Stock Options
December 31                                      2000                           1999                           1998
--------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted                       Weighted                       Weighted
                                                          Average                        Average                        Average
                                                         Exercise                       Exercise                       Exercise
                                          Shares           Price         Shares           Price         Shares           Price
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        77,518,018         $30.85      65,144,978         $28.84      40,456,226         $22.88
Granted                                 19,450,228          34.85      21,466,132          35.44      33,770,232          34.18
Exercised                               (5,856,184)         24.48      (6,079,648)         24.73      (6,680,787)         19.56
Forfeited                               (2,194,673)         35.45      (3,013,444)         33.58      (2,400,693)         28.95
--------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              88,917,389         $32.03      77,518,018         $30.85      65,144,978         $28.84
--------------------------------------------------------------------------------------------------------------------------------
Options exercisable at year-end         56,441,992         $29.92      51,962,759         $28.27      21,011,951         $21.49
--------------------------------------------------------------------------------------------------------------------------------

Stock Options Outstanding and Exercisable
December 31, 2000                                          Options Outstanding                       Options Exercisable
----------------------------------------------------------------------------------------------------------------------------------
                                                                    Weighted
                                                                     Average           Weighted                           Weighted
                                                  Number           Remaining            Average          Number            Average
Range of Exercise Prices                     Outstanding     Contractual Life    Exercise Price     Outstanding     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
$ 3 - $20                                      9,972,525         3.7 Years           $17.48          9,879,623         $17.47
$21 - $30                                     24,767,893         7.1 Years            28.65         24,026,473          28.69
$31 - $34                                     23,279,590         8.6 Years            34.24          6,327,338          32.90
$35 - $38                                     21,543,253         8.5 Years            36.96          9,666,597          37.07
$39 - $49                                      9,354,128         7.3 Years            39.67          6,541,961          39.75
----------------------------------------------------------------------------------------------------------------------------------
                                              88,917,389         7.5 Years           $32.03         56,441,992         $29.92
----------------------------------------------------------------------------------------------------------------------------------

Restricted Stock Awards

The Corporation maintains stock plans under which key employees are awarded shares of the Corporation's common stock, subject to certain vesting requirements.

     Under the terms of the Corporation's restricted stock awards, employees are generally required to continue employment with the Corporation for a stated period after the award in order to become fully vested in the shares awarded. For certain restricted stock awards, vesting is contingent upon, or will be accelerated if, certain pre-established performance goals are attained. The performance periods generally range from two to five years. During 2000, 1999, and 1998, grants of 1,358,861 shares; 3,430,879 shares; and 1,554,713 shares, respectively, of restricted stock were made. As of December 31, 2000, 1999, and 1998, outstanding shares totaled 3,732,729, 3,226,668; and 2,774,303, respectively, with average grant prices of $36.06, $36.90, and $38.30, respectively. Compensation expense recognized for restricted stock during 2000, 1999, and 1998 was $42 million, $56 million and $32 million, respectively.

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

Year ended December 31                              2000         1999          1998
-----------------------------------------------------------------------------------
Net income (in millions)        As reported       $3,420       $2,038        $2,324
                                Pro forma          3,354        1,930         2,271

Diluted earnings                As reported        $3.68        $2.10         $2.41
  per share                     Pro forma           3.60         2.00          2.36
-----------------------------------------------------------------------------------

Solely for purposes of providing the disclosures required by SFAS No. 123, the fair value of each stock option and stock award was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Year ended December 31                2000           1999           1998
--------------------------------------------------------------------------
Dividend yield                         3.0%           3.0%           2.9%
Volatility                              35             28             27
Risk-free interest rate                  6              6              5
Expected option life               5 years        5 years        5 years
--------------------------------------------------------------------------

     The estimated weighted average grant date fair values per share of stock options granted and restricted stock granted were as follows:

Year ended December 31                2000           1999          1998
--------------------------------------------------------------------------
Stock options                       $10.57         $ 9.20        $ 8.50
Restricted stock                     33.24          30.52         34.80
--------------------------------------------------------------------------

PENSION AND POSTRETIREMENT BENEFIT PLANS

The Corporation maintains qualified noncontributory, defined benefit pension plans covering substantially all domestic employees, as well as nonqualified noncontributory defined benefit plans for certain executives. The qualified plans are funded in compliance with the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code of 1986, as amended.

     The Corporation also provides certain postretirement health and life insurance benefits for eligible retired domestic employees. Postretirement benefits are accrued over the service lives of the employees.

     The following tables summarize benefit obligation, asset activity, funded status and expense for the plans:

                                                                                   Other
                                                      Pension                  Postretirement
                                                     Benefits                     Benefits
                                          ---------------------------------------------------------
December 31                                 2000             1999             2000           1999
In millions
---------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at
  beginning of year                        $1,528           $1,665           $ 169           $ 193
Service cost                                   65               76              --               2
Interest cost                                 118              111              13              13
Participant contributions                      --               --               6               5
Curtailment (gain)                            (20)             (10)             --              (9)
Settlement (gain)/loss                         (2)               2              --              --
Acquisitions                                   --               28              --              --
Special termination benefits                   --                8              --              --
Plan amendments                                25               (5)             --               6
Benefits paid                                (189)            (130)            (26)            (26)
Actuarial loss/(gain)                          98             (217)              9             (15)
---------------------------------------------------------------------------------------------------
Benefit obligation at end of year          $1,623           $1,528           $ 171           $ 169
---------------------------------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Fair value of plan assets
  at beginning of year                     $2,347           $2,064           $  42           $  35
Actual return on plan assets                   23              377               2               7
Acquisitions                                   --               20              --              --
Employer contributions                         17                8              19              15
Participant contributions                      --               --               6               5
Benefits paid                                (189)            (122)            (26)            (20)
---------------------------------------------------------------------------------------------------
Fair value of plan assets
  at end of year                           $2,198           $2,347           $  43           $  42
---------------------------------------------------------------------------------------------------
RECONCILIATION OF FUNDED STATUS
Plan assets in excess of benefit
  obligation                               $  575           $  819           $(128)          $(127)
Unrecognized actuarial gain                  (178)            (486)            (35)            (51)
Unrecognized transition (asset)/
   obligation                                  (1)              (3)             49              53
Unrecognized prior service cost                18               (9)             --              --
---------------------------------------------------------------------------------------------------
Net amount recognized                      $  414           $  321           $(114)          $(125)
---------------------------------------------------------------------------------------------------
Prepaid pension cost                       $  549           $  443           $  --           $  --
Accrued benefit liability, net               (135)            (122)           (114)           (125)
---------------------------------------------------------------------------------------------------
Net amount recognized                      $  414           $  321           $(114)          $(125)
---------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $249 million, $189 million, and $3 million, respectively, as of December 31, 2000 and $203 million, $161 million, and $4 million, respectively, as of December 31, 1999.

Pension and Postretirement Benefit Expense

                                                                 Pension Benefits            Other Postretirement Benefits
                                                        -----------------------------------------------------------------------
Year ended December 31                                     2000          1999         1998        2000        1999        1998
Dollars in millions
-------------------------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT EXPENSE/(INCOME)
Service cost                                              $   65       $   76        $  65       $  --       $   2       $   2
Interest cost                                                118          111          109          13          13          12
Expected return on plan assets                              (199)        (171)        (171)         (3)         (3)         (2)
Net amortization and recognized actuarial (gain)/loss         (5)           5            5          (1)          6           7
-------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income)/expense                     $  (21)      $   21        $   8       $   9       $  18       $  19
-------------------------------------------------------------------------------------------------------------------------------
ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                               7.50%        8.00%        6.75%       7.50%       8.00%       6.75%
Expected rate of return on plan assets                     10.00        10.00         9.56       10.00       10.00       10.00
Rate of compensation increase                               5.00         5.00         4.81
Healthcare cost trend rate                                                                        8.00        8.50        7.08
-------------------------------------------------------------------------------------------------------------------------------

The healthcare cost trend rate is projected to decrease gradually over the next several years to approximately 5%, and remain level thereafter. A 1% increase or decrease in the healthcare cost trend rate assumption does not have a significant effect on postretirement benefit obligation or expense.

     Staffing reductions and lump sum benefit payments during 2000 resulted in pension curtailment and settlement gains of approximately $54 million. These gains, which were recorded in 2000, are excluded from the pension and postretirement benefit expense table presented above.

     The Corporation maintains defined contribution savings plans covering substantially all domestic employees. The Corporation's expense for these plans was $83 million, $75 million and $71 million for 2000, 1999 and 1998, respectively.

NOTE 14. MERGER- AND RESTRUCTURING-RELATED CHARGES

In 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with its merger with BankBoston, composed of $383 million of merger-related charges and $467 million of restructuring charges. In addition to the merger- and restructuring-related charges, the Corporation incurred $102 million of integration costs. The Corporation incurred an additional $227 million of integration costs in 2000. These integration costs were expensed as incurred and resulted from the merger integration process the Corporation began in the fourth quarter of 1999 and substantially completed in 2000.

RESTRUCTURING-RELATED CHARGES

The Corporation's restructuring-related charges of $467 million resulted from a restructuring plan that management committed to and communicated to employees in 1999 in connection with its integration of the combining companies. Of the $467 million charge, $357 million related to personnel, $77 million related to technology and operations, $28 million related to facilities and $5 million related to other restructuring expenses. Management fully implemented the restructuring plan during 2000.

     Personnel-related costs of $357 million related to severance, benefit program changes and outplacement services for approximately 4,000 employees identified in 1999 for termination in connection with the restructuring, principally as a result of duplicate functions within the combined company. Of the total employees to be terminated, approximately 14% were in Global Banking and Financial Services; approximately 15% were in Commercial and Retail Banking; approximately 1% were in National Financial Services; and the remaining 70% were in support units. Substantially all of the affected employees were notified by September 30, 2000, and left the Corporation by December 31, 2000. As of December 31, 2000, $238 million in personnel-related benefits had been paid.

     Technology and operations costs of $77 million included $37 million of liabilities incurred for contract cancellation penalties resulting from duplicate or incompatible systems, and $40 million of write-offs of certain capitalized assets, including business projects in process that will not be completed by the Corporation, and losses incurred from the write-off of computer hardware and software held for disposition. As of December 31, 2000, $31 million in contract cancellation penalties had been paid, and all of the assets written off were taken out of service.

     Facilities charges of $28 million represent the present value of future lease obligations and lease cancellation penalties recorded in connection with vacating duplicate headquarters, banking operation facilities and branch offices. During 2000, $5 million of facilities charges were paid.

     The following table discloses activity in the restructuring-related accrual during the year ended December 31, 2000. The remaining accrual at December 31, 2000 is composed primarily of expected cash outlays related to severance and facilities obligations.

Restructuring Accrual Activity

In millions
-------------------------------------------------------
Balance At December 31, 1999                      $387
Cash payments                                     (234)
Noncash write-downs                                 (7)
-------------------------------------------------------
Balance At December 31, 2000                      $146
-------------------------------------------------------

INTEGRATION COSTS

The Corporation's integration costs, which were expensed as incurred, included the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. Certain assets, principally computer hardware and software, banking operations and administrative facilities, were used during 2000 until the integration of computer systems and banking operations was completed, and were then disposed. Approximately $68 million of the total integration costs incurred in 2000 related to the incremental depreciation on these assets, which was calculated based on the assets' shortened useful lives, over the depreciation that would otherwise have been recorded.

1998 MERGER- AND RESTRUCTURING-RELATED CHARGES

In 1998, the Corporation recorded $138 million of merger- and restructuring-related charges, composed of $59 million of merger-related charges and $79 million of restructuring-related charges. These charges resulted from the Corporation's acquisitions of Quick & Reilly and the domestic consumer credit card operations of Advanta, as well as a realignment of its Asian operations and reductions in staff in its Emerging Market Sales, Trading and Research unit. The merger-related charges were composed of professional fees pertaining to investment banking, legal and accounting services, personnel-related costs, including retention payments, and costs related to system conversions. The restructuring-related charges were composed of personnel costs such as employee severance and outplacement assistance, facilities charges, including costs of terminating lease obligations, and asset write-offs resulting primarily from the closing of offices in India, Japan, the Philippines and Taiwan. At December 31, 2000, no accruals related to these restructuring-related charges remained.

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Corporation has obligations under a number of noncancelable operating leases for premises and equipment. The minimum annual rental commitments under these leases at December 31, 2000, exclusive of taxes and other charges, were as follows: $257 million in 2001; $229 million in 2002; $191 million in 2003; $161 million in 2004; $138 million in 2005; $453 million in 2006; and thereafter. Total rental expense for 2000, 1999 and 1998, including cancelable and noncancelable leases, amounted to $277 million, $279 million and $264 million, respectively.

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

NOTE 16. INCOME TAXES

The components of income before income taxes and income tax expense are summarized below:


Income Before Income Taxes

Year ended December 31                           2000          1999           1998
In millions
------------------------------------------------------------------------------------
Income before income taxes:
  Domestic                                      $4,958        $2,841         $3,426
  Foreign                                          758           585            350
------------------------------------------------------------------------------------
Total income before income taxes                $5,716        $3,426         $3,776
------------------------------------------------------------------------------------


Income Tax Expense

Year ended December 31                         2000            1999            1998
In millions
------------------------------------------------------------------------------------
Current income taxes:
  Federal                                    $1,252           $  503         $  893
  Foreign:
      Based on income                           155              197            106
      Withheld on interest
          and dividends                          73               73             60
  State and local                               271              116            183
------------------------------------------------------------------------------------
Total current income taxes                   $1,751           $  889         $1,242
------------------------------------------------------------------------------------
Deferred income taxes:
  Federal                                    $  446           $  399         $  159
  State and local                                99              100             51
------------------------------------------------------------------------------------
Total deferred income taxes                  $  545           $  499         $  210
------------------------------------------------------------------------------------
Total income tax expense:
  Federal                                    $1,698           $  902         $1,052
  Foreign                                       228              270            166
  State and local                               370              216            234
------------------------------------------------------------------------------------
Applicable income taxes                      $2,296           $1,388         $1,452
------------------------------------------------------------------------------------


Income tax expense for the years ended December 31, 2000, 1999 and 1998 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the statutory and effective tax rates follows:


Statutory Rate Analysis

Year ended December 31                       2000              1999             1998
--------------------------------------------------------------------------------------
Tax at statutory rate                        35.0%             35.0%            35.0%

Increases/(decreases) in
  taxes resulting from:
  State and local income taxes,
    net of federal income tax
    benefit                                   4.2               4.1              4.0
  Non-creditable foreign taxes                ---               ---               .5
  Goodwill amortization                       2.2               1.7              1.3
  Tax-exempt income                           (.5)              (.7)             (.7)
  Other, net                                  (.7)               .4             (1.6)
--------------------------------------------------------------------------------------
Effective tax rate                           40.2%             40.5%            38.5%
--------------------------------------------------------------------------------------

Significant components of the Corporation's net deferred tax liability as of December 31, 2000 and 1999 are presented in the following table:

Net Deferred Tax Liability

December 31                                                       2000               1999
In millions
------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for credit losses                                     $  695             $  745
  Expenses not currently deductible                                612                519
  Employee benefits                                                178                286
  Other                                                            497                469
------------------------------------------------------------------------------------------
     Total gross deferred tax assets                             1,982              2,019
       Less: valuation allowance                                    35                 30
------------------------------------------------------------------------------------------
     Total gross deferred tax assets                            $1,947             $1,989
------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Lease financing                                               $2,582             $2,279
  Mortgage banking                                                 497                508
  Net unrealized (loss)/gain on
     securities available for sale                                  (9)               362
  Other                                                            567                445
------------------------------------------------------------------------------------------
     Total gross deferred tax liabilities                       $3,637             $3,594
------------------------------------------------------------------------------------------
Net deferred tax liability                                      $1,690             $1,605
------------------------------------------------------------------------------------------


The Corporation has evaluated the available evidence supporting the future realization of its gross deferred tax assets of $1.9 billion at December 31, 2000, including the amount and timing of future taxable income, and has determined that it is more likely than not that the assets will be realized. Given the nature of state tax laws, the Corporation believes that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. The Corporation recorded cumulative state tax benefits, net of federal taxes, of $103 million and $112 million as of December 31, 2000 and 1999, respectively. State valuation reserves of $35 million and $30 million have been established at December 31, 2000 and 1999, respectively.

NOTE 17. LINE OF BUSINESS INFORMATION

In 2000, the Corporation was managed along three principal business lines:
Global Banking and Financial Services, Commercial and Retail Banking and National Financial Services. GLOBAL BANKING AND FINANCIAL SERVICES includes International Banking, Corporate Banking, Principal Investing, Robertson Stephens, Quick & Reilly and Investment Services. COMMERCIAL AND RETAIL BANKING includes domestic retail banking to consumer and small business customers, as well as domestic commercial banking operations, which includes middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking services. NATIONAL FINANCIAL SERVICES includes Credit Cards, Commercial Real Estate, Mortgage Banking and Student Loan and Other Processing. ALL OTHER includes allocated support units, the management accounting control units and certain transactions or events not driven by specific business lines, including merger- and restructuring-related charges and other costs and gains on sales of businesses. Management accounting control units include management accounting offsets to transfer pricing, equity and provision for credit loss allocations. All Other also includes the Corporation's Treasury function, which is responsible for managing the interest rate risk, liquidity and wholesale funding needs of the Corporation. The financial performance of the Corporation's lines of business is monitored by an internal profitability measurement system. Periodic financial statements are produced and reviewed by senior management. Within business units, assets, liabilities and equity are match-funded utilizing similar maturity, liquidity and repricing information. Additionally, equity, provision for credit losses and reserve for credit losses are assigned on an economic basis. The Corporation has developed a risk-adjusted methodology that quantifies risk types (e.g., credit and operating risk) within business units and assigns capital accordingly. Provisions for credit losses and reserves for credit losses are allocated to each business line based on economic modeling of long-term expected loss rates. Management reporting methodologies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. These methodologies are periodically refined and results are restated to reflect methodological and/or management organization changes.

         The following table presents financial information for the Corporation's lines of business for 2000, 1999 and 1998, on a fully taxable equivalent basis. Consolidated net interest income and income taxes include tax-equivalent adjustments of $61 million, $57 million and $59 million for 2000, 1999 and 1998, respectively. Information for 1999 and 1998 is presented on a basis consistent with 2000, and, as such, has been restated for changes in the Corporation's organizational structure and internal management reporting methodologies implemented during 2000.

                                      Global Banking
                                           and                           National                       FleetBoston
Year ended December 31, 2000            Financial     Commercial and    Financial          All          Financial
In millions                             Services(a)   Retail Banking     Services        Other(b)       Corporation
-------------------------------------------------------------------------------------------------------------------
Income Statement Data:
  Net interest income                    $  2,185        $  3,864        $    667        $   (134)        $  6,582
  Noninterest income                        5,273           1,454           1,324             973            9,024
-------------------------------------------------------------------------------------------------------------------
  Total revenue                             7,458           5,318           1,991             839           15,606
  Provision for credit losses                 314             334             269             279            1,196
  Noninterest expense                       4,183           2,958           1,020             472            8,633
  Income taxes                              1,184             825             278              70            2,357
-------------------------------------------------------------------------------------------------------------------
Net income                               $  1,777        $  1,201        $    424        $     18         $  3,420
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                   $ 79,914        $ 59,897        $ 23,114        $ 22,643         $185,568
-------------------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization            $    188        $    270        $    550        $    246         $  1,254
Branch divestiture gains                       --              --              --             843              843
-------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
In millions
-------------------------------------------------------------------------------------------------------------------
Income Statement Data:
  Net interest income                    $  2,019        $  3,989        $    775        $     16         $  6,799
  Noninterest income                        4,027           1,467           1,340             140            6,974
-------------------------------------------------------------------------------------------------------------------
  Total revenue                             6,046           5,456           2,115             156           13,773
  Provision for credit losses                 294             352             367             (80)             933
  Noninterest expense                       3,681           3,265           1,092           1,319            9,357
  Income taxes                                825             759             263            (402)           1,445
-------------------------------------------------------------------------------------------------------------------
Net income                               $  1,246        $  1,080        $    393        $   (681)        $  2,038
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                   $ 74,489        $ 63,811        $ 24,229        $ 26,250         $188,779
-------------------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization            $    166        $    283        $    518        $    213         $  1,180
Merger- and restructuring-related
charges                                        --              --              --             850              850
===================================================================================================================

Year ended December 31, 1998
In millions
-------------------------------------------------------------------------------------------------------------------
Income Statement Data:
  Net interest income                    $  1,714        $  3,721        $    867        $    152         $  6,454
  Noninterest income                        2,530           1,312             943             496            5,281
-------------------------------------------------------------------------------------------------------------------
  Total revenue                             4,244           5,033           1,810             648           11,735
  Provision for credit losses                 231             308             372             (61)             850
  Noninterest expense                       2,635           3,102             954             359            7,050
  Income taxes                                555             688             195              73            1,511
-------------------------------------------------------------------------------------------------------------------
Net income                               $    823        $    935        $    289        $    277         $  2,324
-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
  Average total assets                   $ 59,834        $ 53,980        $ 23,576        $ 32,838         $170,228
-------------------------------------------------------------------------------------------------------------------
Other Financial Data (pre-tax):
Depreciation and amortization            $    125        $    268        $    549        $    169         $  1,111
Merger- and restructuring-related
charges                                        --              --              --             138              138
==================================================================================================================

(a) Includes revenue and net income from overseas operations, principally Argentina and Brazil, of $1.7 billion and $343 million, respectively, in 2000; $1.6 billion and $292 million, respectively, in 1999; and $1.3 billion and $214 million, respectively, in 1998. International average total assets were $24.6 billion, $21.8 billion and $21.2 billion for 2000, 1999 and 1998, respectively.

(b) All Other includes net income of the Treasury unit of $125 million in 2000, $118 million in 1999, and $157 million in 1998. Average total assets allocated to All Other primarily consist of residential mortgage loans and securities managed by the Treasury unit.

The following table presents financial information for the supporting business units of each of the Corporation's lines of business.

--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                   2000                        1999                         1998
In millions                                     Net Income     Revenue       Net Income     Revenue      Net Income      Revenue
--------------------------------------------------------------------------------------------------------------------------------
Global Banking and Financial Services
  International Banking                          $  383       $ 1,832         $  316       $ 1,739        $  225        $ 1,436
  Corporate Banking                                 376         1,220            281         1,150           144            877
  Principal Investing                               373           740            215           460           186            367
  Robertson Stephens                                218         1,550             99           933             1            113
  Quick & Reilly                                    217         1,178            172           876           113            609
  Investment Services                               210           938            163           888           154            842
--------------------------------------------------------------------------------------------------------------------------------
     Total Global Banking and Financial
       Services                                   1,777         7,458          1,246         6,046           823          4,244

Commercial and Retail Banking
  Retail Distribution                               402         2,204            354         2,341           323          2,294
  Commercial Finance                                316           970            297           949           188            578
  Commercial Banking                                240           943            218           969           202            936
  Small Business                                    194           888            170           855           163            834
  Consumer Lending                                   49           313             41           342            59            391
--------------------------------------------------------------------------------------------------------------------------------
     Total Commercial and Retail Banking          1,201         5,318          1,080         5,456           935          5,033

National Financial Services
  Credit Cards                                      171         1,038            152         1,133            84            922
  Commercial Real Estate                            159           401            140           389           140            385
  Mortgage Banking                                   58           328             71           405            41            355
  Student Loan and Other Processing                  36           224             30           188            24            148
--------------------------------------------------------------------------------------------------------------------------------
     Total National Financial Services              424         1,991            393         2,115           289          1,810

All Other                                            18           839           (681)          156           277            648
--------------------------------------------------------------------------------------------------------------------------------
FleetBoston Financial Corporation                $3,420       $15,606         $2,038       $13,773        $2,324        $11,735
================================================================================================================================

NOTE 18. SECURITIZATIONS OF ASSETS

During 2000, the Corporation sold approximately $2 billion of commercial loans and approximately $3 billion of credit card receivables in new securitization transactions. The Corporation will receive annual servicing fees as compensation for servicing the outstanding balances. The Corporation's retained interests are subordinate to investors' interests. The value of these retained interests is subject to credit, prepayment and interest rate risks related to the transferred assets. In 2000, pre-tax gains recognized on new credit card securitizations and replenishment of revolving credit card securitization pools were approximately $374 million. This revenue is recorded in securitization income, a component of credit card revenue. Gains recognized on commercial loan securitization activities in 2000 were not significant.

         Key economic assumptions used in measuring the initial retained interests resulting from the securitizations completed in 2000 were as follows:

---------------------------------------------------------
                              Commercial     Credit Card
                                   Loans     Receivables
---------------------------------------------------------
Repayment speed (monthly
  rate)                             4.5%      10-12%
Weighted average life          10 months    5 months
Expected credit losses
  (annual rate)                     .47%        5-7%
Discount rate                        15%       8-11%
=========================================================

At December 31, 2000, key economic assumptions and the reduction in the carrying amount of retained interests caused by immediate adverse changes in those assumptions are as follows:

----------------------------------------------------------------
                                       Commercial    Credit Card
Dollars in millions                         Loans    Receivables
----------------------------------------------------------------
Carrying amount of retained
  interests                                $130         $ 124
REPAYMENT SPEED (MONTHLY RATE)              4.5%         11.2%
  Impact of 5%  change                     $ --         $ 3.9
  Impact of 10% change                      1.1           7.9
EXPECTED CREDIT LOSSES
  (ANNUAL RATE)                             .50%         5.34%
  Impact of 5% change                      $1.0         $11.1
  Impact of 10% change                      2.0          22.3
DISCOUNT RATE                             15.00%        10.32%
  Impact of 5% change                      $1.4         $  .1
  Impact of 10% change                      2.9            .2
----------------------------------------------------------------

These sensitivities are hypothetical and are presented for illustrative purposes only. Changes in carrying amount based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in carrying amount may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. For example, changes in market interest rates may simultaneously impact repayment speed, credit losses and the discount rate.

         The table below summarizes certain cash flows received from and paid to securitization trusts for the year ended December 31, 2000.

--------------------------------------------------------------------------------
                                                      Commercial    Credit Card
In millions                                                Loans     Receivables
--------------------------------------------------------------------------------
Proceeds from new securitizations                        $ 2,000         $ 2,898
Proceeds from replenishment
  of revolving securitization pools                        1,281          10,465
Servicing fees received                                        4             177
Other cash flows received on
  retained interests, including excess spread and
  interest on reserve accounts                                19             482
Purchases of credit-impaired assets                         (127)             --
================================================================================

The following table presents information about principal balances of managed and securitized credit card receivables as of and for the year ended December 31, 2000.

--------------------------------------------------------------------
                                            Principal
                                              90 days            Net
                                 Total        or more         Credit
In millions                  Principal       past due         Losses
--------------------------------------------------------------------
Total loans managed            $14,327         $353            $789
Less: loans securitized          9,802          217             549
--------------------------------------------------------------------
Total loans owned              $ 4,525         $136            $240
====================================================================

NOTE 19. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

BALANCE SHEET MANAGEMENT ACTIVITIES. The Corporation's principal objective in holding or issuing derivatives for purposes other than trading is the management of interest rate and currency risk.

         The major source of the Corporation's non-trading U.S. dollar denominated interest rate risk is the difference in the repricing characteristics of the Corporation's core banking assets and liabilities - loans and deposits. This difference, or mismatch, poses a risk to net interest income. In managing net interest income, the Corporation uses interest rate swaps to offset the general asset sensitivity of the core bank. Additionally, the Corporation uses interest rate swaps to offset basis risk, including the specific exposure to changes in prime interest rates.

         A second major source of the Corporation's non-trading U.S. dollar denominated interest rate risk is the sensitivity of its MSRs to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time. When mortgage interest rates decline, borrowers have a greater incentive to prepay mortgage loans through a refinancing. To mitigate the risk of declining long-term interest rates, increased mortgage prepayments, and the potential impairment of MSRs, the Corporation uses a variety of risk management instruments, including interest rate swaps, caps and floors, options on swaps, and exchange-traded options on Treasury bond and note futures. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. Increases in the value of these instruments and related cash flows aggregating $415 million were recorded as adjustments to the carrying value of MSRs during 2000.

         The Corporation's non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the Corporation's non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from its operations in Latin America, primarily Argentina and Brazil. This interest rate risk is managed through the use of interest rate swap instruments. Foreign exchange rate risk is managed through the use of foreign currency spot, forward, futures, option and swap contracts. The primary risks in these transactions arise from the exposure to changes in foreign currency exchange rates and the ability of counterparties to meet the terms of those contracts.

         The following table presents the notional amount and fair value of risk management instruments at December 31, 2000 and 1999:

Risk Management Instruments

December 31                                            2000                             1999
                                            Notional            Fair         Notional            Fair
In millions                                   Amount           Value           Amount           Value
-----------------------------------------------------------------------------------------------------
INTEREST RATE RISK MANAGEMENT
  INSTRUMENTS:
  Domestic:
    Receive fixed/pay variable swaps         $28,068          $  568         $ 18,806          $(388)
    Pay fixed/receive variable swaps           4,197             (95)              22             --
    Basis swaps                                   --              --            3,172             --
    Futures and forwards                       4,317             (52)              --             --
    Options                                    2,335              25               --             --
  International:
    Interest rate swaps                        1,147               8            1,202            (19)
    Futures and forwards                          --              --              523             --
    Interest rate options purchased               --              --              337             32
    Interest rate options written                 --              --              337            (13)
MORTGAGE BANKING RISK
  MANAGEMENT INSTRUMENTS:
  Interest rate, P.O., and MBS swaps           5,864              39            6,127           (195)
  Futures                                         --              --              330            (12)
  Interest rate floors and
    options on swaps                          30,350             403           59,735            118
  Interest rate caps and
    cap corridors                             13,200              55           16,700            284
  Call options purchased                          --              --              960              2
FOREIGN EXCHANGE RISK
   MANAGEMENT INSTRUMENTS:
  Swaps                                        4,666              73            5,000           (124)
  Spot and forward contracts                     442               7            1,764            (13)
  Futures                                         --              --              361             --
-----------------------------------------------------------------------------------------------------
Total risk management instruments            $94,586          $1,031         $115,376          $(328)
=====================================================================================================

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

         The Corporation's interest rate risk management instruments had credit exposure, which arises from amounts due from counterparties, of $720 million at December 31, 2000, versus $96 million at December 31, 1999. The Corporation's mortgage banking risk management instruments had credit exposure of $217 million at December 31, 2000, versus $175 million at December 31, 1999. The Corporation's foreign exchange rate risk management instruments had credit exposure of $132 million at December 31, 2000, versus $124 million at December 31, 1999. The periodic net settlement of interest rate risk management instruments is recorded as an adjustment to net interest income. As of December 31, 2000, the Corporation had net deferred income of $18 million related to terminated interest rate swap contracts, which will be amortized over the remaining life of the underlying terminated contracts of approximately 9 years. Reserves related to credit exposure associated with risk management instruments are included in other liabilities in the accompanying consolidated balance sheet.

Other Financial Instruments

-------------------------------------------------------------------------
                                                        Contract or
                                                      Notional Amount
December 31                                         2000            1999
In millions
-------------------------------------------------------------------------
Commitments to extend credit:
  Commercial and industrial loans                $ 61,551        $ 69,936
  Commercial real estate                            3,489           3,367
  Credit card lines                                51,118          50,360
  Home equity lines                                 5,445           5,359
  Other unused commitments                          9,868           4,824
  Residential mortgages                             1,743           1,098
-------------------------------------------------------------------------
Total commitments to extend credit               $133,214        $134,944
Letters of credit, financial
     guarantees and foreign office guarantees
     (net of participations)                     $ 12,389        $ 12,974
Commitments to sell loans                           3,860           2,130
Recourse on assets sold                             1,380             994
=========================================================================

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


TRADING ACTIVITIES. The following table represents the notional, or contractual, amount of the Corporation's off-balance sheet interest rate, foreign exchange and equity trading instruments and related credit exposure:

Trading Instruments with Off-Balance Sheet Risk

------------------------------------------------------------------------------------------
                                         Contract or
                                           Notional                        Credit
                                            Amount                        Exposure
December 31                         2000            1999            2000            1999
In millions
------------------------------------------------------------------------------------------
Interest rate contracts           $240,101        $127,584        $1,287          $1,685
Foreign exchange contracts          43,336          91,378         1,029           1,846
Equity contracts                     5,530           2,400           507             402
==========================================================================================

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

         The amounts disclosed below represent the end-of-period fair values of derivative financial instruments held or issued for trading purposes and the average aggregate fair values during 2000 for those instruments:

Trading Instruments

--------------------------------------------------------
                                    Fair
                                    Value        Average
December 31, 2000                 (Carrying       Fair
In millions                        Amount)        Value
--------------------------------------------------------
Interest rate contracts:
  Assets                           $1,287        $1,089
  Liabilities                       1,112         1,044
Foreign exchange contracts:
  Assets                            1,029           985
  Liabilities                         959           970
Equity contracts:
  Assets                              507           370
  Liabilities                         358           238
=======================================================

The Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The Standard requires that all derivative instruments be recorded in the balance sheet at fair value. However, the accounting for changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, changes in fair value are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting treatment varies based on the type of risk being hedged. The transition adjustments related to adoption of the Standard resulted in an after-tax increase to stockholders' equity of approximately $200 million, and an after-tax increase of approximately $8 million to net income.

NOTE 20. FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value estimates are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument.

         Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Disclosure of fair values is not required for certain items, such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, OREO, prepaid expenses, core deposit intangibles and the value of customer relationships associated with certain types of consumer loans, particularly the credit card portfolio, other intangible assets, MSRs and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying "market" or franchise value of the Corporation. In addition, because of differences in methodologies and assumptions used to estimate fair values, the Corporation's fair values should not be compared to those of other financial institutions.

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

OFF-BALANCE SHEET INSTRUMENTS. Fair values for off-balance sheet instruments are estimated based on quoted market prices or dealer quotes, and represent the amount the Corporation would receive or pay to execute a new agreement with identical terms considering current interest rates. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The recorded book value of deferred fee income approximates the fair value.

INTEREST RATE AND FOREIGN EXCHANGE INSTRUMENTS. The fair values of interest rate and foreign exchange contracts used to manage interest rate, currency and market risks are estimated based on market information and other relevant characteristics using pricing models, including option models.

Fair Value of Financial Instruments

--------------------------------------------------------------------------------------------------------------
December 31                                                    2000                             1999
                                                    Carrying           Fair          Carrying           Fair
In millions                                           Value           Value            Value            Value
--------------------------------------------------------------------------------------------------------------
On-balance sheet financial assets:
   Financial assets for which carrying
     value approximates fair value                  $ 14,829        $ 14,829         $ 14,367         $ 14,367
   Trading assets                                      7,081           7,081            7,849            7,849
   Mortgages held for resale                           2,077           2,077            1,244            1,244
   Securities                                         23,720          23,958           25,212           25,870
   Loans(a)                                           93,841          96,029          105,863          107,536
   Financial instruments included in
        other assets                                   6,918           6,918            3,214            3,214

On-balance sheet financial liabilities:
   Deposits                                          101,290         101,555          114,896          115,154
   Short-term borrowings                              17,862          17,862           18,106           18,106
   Trading liabilities                                 2,540           2,540            3,807            3,807
   Long-term debt                                     28,357          28,309           25,349           24,938
   Financial instruments included in
        other liabilities                                860             860            1,278            1,278

Off-balance sheet financial instruments:
   Interest rate risk management instruments              36             454               (2)            (388)
   Foreign exchange risk management instruments           --              80               --             (137)
   Commitments to originate or purchase loans          2,073           2,098               --               70
   Commitments to sell loans                               1             (19)               1               12
==============================================================================================================

(a) Excludes net book value of leases of $13.4 billion and $11.3 billion at December 31, 2000 and 1999, respectively.


NOTE 21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

Statements of Income

Year ended December 31                             2000            1999            1998
In millions
---------------------------------------------------------------------------------------
Dividends from subsidiaries:
  Banking subsidiaries                          $ 2,876         $ 1,860         $ 1,229
  Other subsidiaries                                105             202             450
Interest income                                     654             471             418
Other                                                51               7              45
---------------------------------------------------------------------------------------
     Total income                                 3,686           2,540           2,142
---------------------------------------------------------------------------------------
Interest expense                                    852             643             550
Noninterest expense                                  14             238              42
---------------------------------------------------------------------------------------
     Total expense                                  866             881             592
---------------------------------------------------------------------------------------
Income before income taxes and equity in
  undistributed income of subsidiaries            2,820           1,659           1,550
Applicable income taxes (benefit)                   (59)            (92)            (51)
---------------------------------------------------------------------------------------
Income before equity in undistributed
  income of subsidiaries                          2,879           1,751           1,601
Equity in undistributed income
  of subsidiaries                                   541             287             723
---------------------------------------------------------------------------------------
Net income                                      $ 3,420         $ 2,038         $ 2,324
=======================================================================================


Balance Sheets

December 31                                      2000           1999
In millions
--------------------------------------------------------------------
Assets:
  Money market instruments                    $ 1,641        $ 1,636
  Securities                                        8              8
Loans receivable from:
  Banking subsidiaries                          2,922          2,922
  Other subsidiaries                            5,314          3,875
--------------------------------------------------------------------
                                                8,236          6,797
Investment in subsidiaries:
  Banking subsidiaries                         15,573         15,275
  Other subsidiaries                            2,908          2,294
--------------------------------------------------------------------
                                               18,481         17,569
Other                                           1,161          1,109
--------------------------------------------------------------------
Total assets                                  $29,527        $27,119
====================================================================
Liabilities:
  Short-term borrowings                       $ 1,283        $ 1,649
  Accrued liabilities                             869            944
  Long-term debt(a)                            11,203          9,219
--------------------------------------------------------------------
Total liabilities                              13,355         11,812
--------------------------------------------------------------------
Stockholders' equity                           16,172         15,307
--------------------------------------------------------------------
Total liabilities and stockholders' equity    $29,527        $27,119
====================================================================


(a) Includes junior subordinated debentures payable to subsidiary trusts of $2,220 million in 2000 and $1,906 million in 1999.

Statements of Cash Flows

Year ended December 31                                      2000            1999            1998
In millions
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $  3,420         $ 2,038         $ 2,324
Adjustments for noncash items:
  Equity in undistributed income
     of subsidiaries                                         (541)           (287)           (723)
  Depreciation and amortization                                14              15              10
  Net securities gains                                         (7)             --             (33)
Increase/(decrease) in accrued
  liabilities, net                                            (76)            248              35
Other, net                                                   (112)            370            (439)
-------------------------------------------------------------------------------------------------
Net cash flow provided by
  operating activities                                      2,698           2,384           1,174
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Purchases of securities                                        --              (6)             --
Proceeds from sales and maturities
  of securities                                                 7              --              80
Net cash provided used for short-term
  investments in bank subsidiary                               --              --            (302)
Net increase in loans made to affiliates                   (1,439)         (1,029)         (1,339)
Return of capital from subsidiaries                            --              60             112
Proceeds from liquidation of subsidiary                        --              12              14
Capital contributions to subsidiaries                        (719)           (895)         (1,484)
-------------------------------------------------------------------------------------------------
Net cash flow used in
  investing activities                                     (2,151)         (1,858)         (2,919)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net (decrease)/increase in
  short-term borrowings                                      (365)            570             177
Proceeds from issuance of
  long-term debt                                            3,215           2,034           3,281
Repayments of long-term debt                               (1,231)           (966)           (907)
Proceeds from issuance of
  common stock                                                209             299             182
Redemption and repurchase of
  common and preferred stock                                 (804)           (473)           (329)
Settlement of common stock warrants                          (441)             --              --
Cash dividends paid                                        (1,125)           (950)           (937)
--------------------------------------------------------------------------------------------------
Net cash flow (used in)/provided by
  financing activities                                       (542)            514           1,467
--------------------------------------------------------------------------------------------------
Net increase/(decrease) in
  cash and cash equivalents                                     5           1,040            (278)
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at
  beginning of year                                         1,636             596             874
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                 $  1,641         $ 1,636         $   596
==================================================================================================

FLEETBOSTON FINANCIAL CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Consolidated Average Balances/Interest Earned-Paid/Rates 1998-2000 (Unaudited)

December 31                                                          2000                                   1999
                                                                   Interest                               Interest
                                                     Average       Earned /                Average        Earned /
Dollars in millions(a)                               Balance       Paid (b)     Rate       Balance        Paid (b)      Rate
------------------------------------------------------------------------------------------------------------------------------
Assets:
Interest bearing deposits                          $   2,000     $     127      6.34 %    $   1,451     $     129       8.87 %
Federal funds sold and securities purchased
  under agreements to resell                           4,366           299      6.85          8,319           515       6.19
Trading account securities                             4,566           281      6.15          2,774           150       5.41
Securities                                            23,883         1,592      6.67         24,518         1,589       6.48
Loans and leases - domestic(c)                        99,044         8,794      8.88        103,511         8,497       8.21
Loans and leases - international(c)                   15,857         2,217     13.98         14,017         1,888      13.47
Due from brokers/dealers                               3,602           200      5.55          3,239           148       4.57
Mortgages held for resale                              1,477           121      8.19          2,445           176       7.18
Assets held for disposition                              369            14      3.66            320            17       5.21
Foreclosed property and repossessed equipment             45            --        --             42            --         --
------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                     155,209        13,645      8.79        160,636        13,109       8.16
------------------------------------------------------------------------------------------------------------------------------
Accrued interest receivable                            1,289            --        --          1,308            --         --
Reserve for credit losses                             (2,549)           --        --         (2,499)           --         --
Other assets                                          31,619            --        --         29,334            --         --
------------------------------------------------------------------------------------------------------------------------------
     Total assets (d)                               $185,568       $13,645        --      $ 188,779     $  13,109         --
==============================================================================================================================
Liabilities and stockholders' equity:
Deposits
  Savings                                          $  42,249     $   1,184      2.80 %      $47,267     $   1,058       2.24 %
  Time                                                21,867         1,192      5.45         27,127         1,349       4.97
  International                                       17,241         1,269      7.36         16,293         1,109       6.81
------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                  81,357         3,645      4.48         90,687         3,516       3.88
------------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                 20,344         1,258      6.11         23,109         1,230       5.32
Due to brokers/dealers                                 4,825           273      5.66          4,145           193       4.65
Long-term debt                                        27,416         1,887      6.88         22,290         1,371       6.15
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities               133,942         7,063      5.26        140,231         6,310       4.50
------------------------------------------------------------------------------------------------------------------------------
Net interest spread                                       --         6,582      3.53             --         6,799       3.66
------------------------------------------------------------------------------------------------------------------------------
Demand deposits and other
  noninterest-bearing time deposits                   24,569            --        --         24,096            --         --
Other liabilities                                     11,853            --        --          9,685            --         --
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                               170,364         7,063        --        174,012         6,310         --
------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity and dual convertible
  preferred stock                                     15,204            --        --         14,767            --         --
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity     $185,568        $7,063        --      $ 188,779     $   6,310         --
------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                             4.24 %                                  4.23 %
==============================================================================================================================

December 31                                                         1998
                                                                  Interest
                                                    Average       Earned /
Dollars in millions(a)                              Balance        Paid (b)      Rate
---------------------------------------------------------------------------------------
Assets:
Interest bearing deposits                          $   1,552     $     131       8.46 %
Federal funds sold and securities purchased
  under agreements to resell                           3,488           325       9.32
Trading account securities                             2,223           132       5.93
Securities                                            21,727         1,478       6.81
Loans and leases - domestic(c)                        96,806         8,236       8.51
Loans and leases - international(c)                   14,233         1,723      12.11
Due from brokers/dealers                               3,765           184       4.89
Mortgages held for resale                              2,685           189       7.04
Assets held for disposition                              161             2       1.12
Foreclosed property and repossessed equipment             54            --         --
---------------------------------------------------------------------------------------
   Total interest earning assets                     146,694        12,400       8.45
---------------------------------------------------------------------------------------
Accrued interest receivable                            1,032             --        --
Reserve for credit losses                             (2,244)            --        --
Other assets                                          24,746             --        --
---------------------------------------------------------------------------------------
     Total assets (d)                              $ 170,228     $  12,400         --
=======================================================================================
Liabilities and stockholders' equity:
Deposits
  Savings                                            $44,332     $   1,078       2.43 %
  Time                                                28,348         1,523       5.37
  International                                       15,954         1,105       6.92
---------------------------------------------------------------------------------------
     Total interest bearing deposits                  88,634         3,706       4.18
---------------------------------------------------------------------------------------
Short-term borrowings                                 21,669         1,259       5.81
Due to brokers/dealers                                 4,501           214       4.75
Long-term debt                                        10,962           767       7.00
---------------------------------------------------------------------------------------
    Total interest bearing liabilities               125,766         5,946       4.73
---------------------------------------------------------------------------------------
Net interest spread                                       --         6,454       3.72
---------------------------------------------------------------------------------------
Demand deposits and other
  noninterest-bearing time deposits                   24,042            --         --
Other liabilities                                      6,746            --         --
---------------------------------------------------------------------------------------
     Total liabilities                               156,554         5,946         --
---------------------------------------------------------------------------------------
Stockholders' equity and dual convertible
  preferred stock                                     13,674            --         --
---------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity    $ 170,228      $  5,946         --
---------------------------------------------------------------------------------------
Net interest margin                                                              4.40 %
=======================================================================================

(a) The data in this table is presented on a fully taxable equivalent basis. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.

(b) Includes fee income of $407 million, $402 million, and $340 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(c) Nonperforming loans are included in average balances used to determine rates.

(d) At December 31, 2000, 1999 and 1998, average international assets and liabilities, as a percentage of total average consolidated assets and liabilities, amounted to 14.6% and 14.3%, 12.4% and 12.2% and 12.0% and 12.1%, respectively.

 Rate/Volume Analysis (Unaudited)

                                                    2000 Compared to 1999                     1999 Compared to 1998
                                                 Increase (Decrease) Due to(a)             Increase (Decrease) Due to(a)
---------------------------------------------------------------------------------------------------------------------------------
In millions                                          Volume         Rate           Net         Volume         Rate           Net
---------------------------------------------------------------------------------------------------------------------------------
Interest earned on: (b)
  Interest bearing deposits                          $  41         $ (43)        $  (2)        $  (6)        $   4         $  (2)
  Federal funds sold and securities purchased
    under agreements to resell                        (266)           50          (216)          251           (61)          190
  Trading account securities                           108            23           131            28           (10)           18
  Securities                                           (41)           44             3           176           (65)          111
  Loans and leases - domestic                         (377)          674           297           529          (268)          261
  Loans and leases - international                     255            74           329           (26)          191           165
  Due from brokers/dealers                              18            34            52           (25)          (11)          (36)
  Mortgages held for resale                            (77)           22           (55)          (17)            4           (13)
  Assets held for disposition                            3            (6)           (3)            3            12            15
---------------------------------------------------------------------------------------------------------------------------------
     Total interest earning assets                    (336)          872           536           913          (204)          709
---------------------------------------------------------------------------------------------------------------------------------
Interest paid on:
  Deposits-
    Savings-domestic                                  (121)          247           126            95          (115)          (20)
    Time-domestic                                     (279)          122          (157)          (64)         (110)         (174)
    International                                       66            94           160            15           (11)            4
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing deposits                  (334)          463           129            46          (236)         (190)
---------------------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                               (151)          179            28           111          (140)          (29)
  Due to brokers/dealers                                35            45            80           (16)           (5)          (21)
  Long-term debt                                       340           176           516           684           (80)          604
---------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing liabilities               (110)          863           753           825          (461)          364
---------------------------------------------------------------------------------------------------------------------------------
Net interest differential(c)                         $(226)        $   9         $(217)        $  88         $ 257         $ 345
=================================================================================================================================


(a) The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

(b) Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The adjustment included in interest income was $61 million in 2000, $57 million in 1999, and $59 million in 1998.

(c) Includes fee income of $407 million, $402 million, and $340 million for the years ended December 31, 2000, 1999 and 1998, respectively.


Quarterly Summarized Financial Information (Unaudited)

                                                       2000                                         1999
Dollars in millions, except per share
  amounts                                   4           3          2           1           4          3            2           1
----------------------------------------------------------------------------------------------------------------------------------
Interest income                        $  3,379    $  3,384   $  3,361    $  3,461    $  3,374    $  3,298    $  3,231    $  3,149
Interest expense                          1,823       1,799      1,690       1,753       1,702       1,598       1,529       1,481
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                       1,556       1,585      1,671       1,708       1,672       1,700       1,702       1,668
----------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                 285         300        310         300         245         228         241         219
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for credit losses             1,271       1,285      1,361       1,408       1,427       1,472       1,461       1,449
Securities gains (losses)                    56           5          7         (58)         (2)         14          (3)         (2)
Other noninterest income                  1,738       2,145      2,351       2,780       1,975       1,678       1,754       1,560
----------------------------------------------------------------------------------------------------------------------------------
                                          3,065       3,435      3,719       4,130       3,400       3,164       3,212       3,007
Noninterest expense                       1,850       2,047      2,223       2,512       3,325       2,016       2,081       1,935
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                1,215       1,388      1,496       1,618          75       1,148       1,131       1,072
Applicable income taxes                     441         547        649         661         109         437         431         411
----------------------------------------------------------------------------------------------------------------------------------
Net income                             $    774    $    841   $    847    $    957    $    (34)   $    711    $    700    $    661
----------------------------------------------------------------------------------------------------------------------------------
Net income applicable to
  common shares                        $    764    $    831   $    837    $    947    $    (46)   $    698    $    685    $    645
----------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE:
  Basic earnings                       $    .84    $    .92   $    .93    $   1.05    $   (.05)   $    .76    $    .74    $    .70
  Diluted earnings                          .84         .90        .91        1.03        (.05)        .74         .72         .68

  Dividends declared                        .33         .30        .30         .30         .30         .27         .27         .27
  Dividends paid                            .30         .30        .30         .30         .27         .27         .27         .27

STOCK PRICE:
  High                                 $  39.63    $  43.00   $  42.00    $  36.50    $  43.69    $  44.88    $  44.94    $  46.75
  Low                                     32.13       35.00      33.13       25.25       33.81       35.06       37.38       37.63

AVERAGE NUMBER OF COMMON SHARES
(IN THOUSANDS):
  Basic                                 905,377     903,382    901,937     903,906     915,431     921,818     921,100     919,052
  Diluted                               914,522     923,215    921,987     919,733     915,431     946,472     946,922     942,088
==================================================================================================================================


The Corporation's common stock is listed on the New York and Boston Stock Exchanges under the symbol "FBF." The table above sets forth, for the periods indicated, the range of high and low sale prices per share of the Corporation's common stock on the composite tape and dividends declared and paid per share. At December 31, 2000, the Corporation had 67,166 shareholders of record.

Loans and Leases Maturity (Unaudited)

-----------------------------------------------------------------------------------------
December 31, 2000                 WITHIN          1 TO 5          AFTER 5
In millions                       1 YEAR           YEARS           YEARS            TOTAL
-----------------------------------------------------------------------------------------
Domestic:
  Commercial and
    industrial                   $ 17,903        $ 23,452        $  5,342        $ 46,697
  Commercial real estate:
   Construction                       738             967             220           1,925
   Interim/permanent                2,479           3,247             739           6,465
  Residential real estate             647           2,049           3,389           6,085
  Consumer                          7,533           7,681           2,871          18,085
  Lease financing                   3,343           8,504           1,112          12,959
-----------------------------------------------------------------------------------------
  Total domestic loans and
    leases                         32,643          45,900          13,673          92,216
-----------------------------------------------------------------------------------------
International:
  Commercial                       10,973           3,056             192          14,221
  Consumer                          2,264             631              40           2,935
-----------------------------------------------------------------------------------------
  Total international
    loans and leases               13,237           3,687             232          17,156
-----------------------------------------------------------------------------------------
Total                            $ 45,880        $ 49,587        $ 13,905        $109,372
=========================================================================================


Interest Sensitivity of Loans and Leases Over One Year
(Unaudited)

------------------------------------------------------------------
December 31, 2000    PREDETERMINED        FLOATING
In millions          INTEREST RATES    INTEREST RATES       TOTAL
------------------------------------------------------------------
1 to 5 years            $15,898           $33,689          $49,587
After 5 years             5,535             8,370           13,905
------------------------------------------------------------------
Total                   $21,433           $42,059          $63,492
==================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning executive officers of the Corporation which responds to this Item is incorporated by reference from Item 3A contained in
Part I of this Report. The information that responds to this Item with respect to directors is incorporated by reference from the section entitled "Election of Directors" in the Corporation's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Exchange Act and which will be filed with the SEC not later than 120 days after the end of the Corporation's fiscal year (the "Proxy Statement"). Information with respect to compliance by the Corporation's directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1). The financial statements of the Corporation required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2).  Not applicable.

(a)(3).  See the exhibits listed below under Item 14(c).

(b) The Corporation filed three Current Reports on Form 8-K from October 1, 2000 to the date of this Report:

          - Current Report on Form 8-K dated October 1, 2000, announcing that the Corporation and Summit Bancorp. had entered into an Agreement and Plan of Merger.

          - Current Report on Form 8-K dated October 17, 2000, announcing the Corporation's third quarter 2000 earnings.

          - Current Report on Form 8-K dated January 17, 2001, announcing the Corporation's earnings for the quarter and year ended December 31, 2000.

(c)   EXHIBIT INDEX

EXHIBIT
NUMBER

   3 (a) Restated Articles of Incorporation of the Corporation, as amended through April 18, 2000 (incorporated by reference to Exhibit 3 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Exhibit 3(b) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

   3 (b)    Certificate of Designations establishing the Corporation's
            Series V 7.25% Perpetual Preferred Stock (incorporated by reference to Exhibit 4(a) of the Corporation's Current Report on Form 8-K dated February 21, 1996)

   3 (c)    Certificate of Designations establishing the Corporation's
            Series VI 6.75% Perpetual Preferred Stock (incorporated by reference to Exhibit 4(b) of the Corporation's Current Report on Form 8-K dated February 21, 1996)

   3 (d) Certificate of Designations establishing the Corporation's Series VII Fixed/Adjustable Rate Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) of the Corporation's Current Report on Form 8-K dated March 26, 1996)

   3 (e) Certificate of Designations establishing the Corporation's Series VIII Fixed/Adjustable Rate Noncumulative Preferred Stock (incorporated by reference to Exhibit 4(a) of the Corporation's Current Report on Form 8-K dated September 27, 1996)

   3 (f) By-Laws of the Corporation, as amended (incorporated by reference to Exhibit 4(l) of the Corporation's Registration Statement on Form S-3 (File No. 333-86829))

   4 (a) Rights Agreement, dated as of August 16, 2000, between the Corporation and EquiServe, LP, as Rights Agent (incorporated by reference to Exhibit 4 of the Corporation's Registration Statement on Form 8-A dated November 7, 2000)

   4 (b) Instruments defining the rights of security holders, including indentures (The Corporation has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request.)

  10 (a)* Form of Change in Control Agreement for certain officers, together with Schedule of Persons who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

  10 (b)* Revised Schedule of Executive Officers who have entered into certain Change in Control Agreements

  10 (c)* Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999 and Amendment Five thereto effective January 1, 2000 (incorporated by reference to Exhibit 10 (d) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(c) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and Exhibits 10(g), 10(h), 10(i) and 10(j) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (d)*   Amended and Restated 1994 Performance-Based Bonus Plan for the
            Named Executive Officers (incorporated by reference to Exhibit 10(k) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (e)* Amended and Restated 1992 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10(l) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (f)* Employment Agreement, dated as of February 20, 1995, between the Corporation and Joel B. Alvord (incorporated by reference to Exhibit 10(j) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995)

  10 (g)* Shawmut National Corporation 1989 Nonemployee Directors' Restricted Stock Plan (assumed by the Corporation on November 30,
            1995) (incorporated by reference to Shawmut's 1989 Proxy Statement dated March 31, 1989 (File No. 1-10102))

  10 (h)* 1995 Restricted Stock Plan (incorporated by reference to Exhibit 10(o) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995)

  10 (i)* Executive Deferred Compensation Plan No. 1, as amended by Amendment One thereto effective January 1, 2000 (incorporated by reference to Exhibits 10(p) and 10(q) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (j)* Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999 and Amendment Two thereto effective January 1, 2000 (incorporated by reference to Exhibits 10(r), 10(s) and 10(t) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (k)* Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000 (incorporated by reference to Exhibit 10(c) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibit 10(v) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (l)* Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997 and Amendment Two thereto effective January 1, 2000 (incorporated by reference to Exhibit 10(e) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibits 10(x) and 10(y) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (m)* Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2 (incorporated by reference to Exhibit 10(z) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (n)* Trust Agreement for the Executive Supplemental Plan (incorporated by reference to Exhibit 10(g) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

  10 (o)* Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement Plan (incorporated by reference to
            Exhibit 10(h) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

  10 (p)* Employment Agreement, dated September 16, 1997, between Thomas C. Quick and The Quick & Reilly Group, Inc. (assumed by a subsidiary of the Corporation on February 1, 1998) (incorporated by reference to
            Exhibit 10(w) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

  10 (q)* Stock Unit Contract, dated December 17, 1997, between the Corporation and Terrence Murray, as amended by an amendment dated January 25, 2000 (incorporated by reference to Exhibit 10(z) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 and Exhibit 10(ee) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (r)* Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan, as amended by Amendment No. 1 to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan and Amendment No. 2 to Fleet Financial Group, Inc./Quick & Reilly Group, Inc. Stock Option Plan (incorporated by reference to Exhibits 4.1, 4.2 and 4.3 of the Corporation's Registration on Form S-8 (File No. 333-42247))

  10 (s)* Directors Deferred Compensation and Stock Unit Plan, as amended effective as of July 1, 2000 (incorporated by reference to Exhibit 10(bb) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and Exhibit 10(a) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

  10 (t)* FleetBoston Financial 1996 Long-Term Incentive Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(hh) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (u)* BankBoston Corporation 1991 Long-Term Stock Incentive Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(c) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))

  10 (v)* BankBoston Corporation Executive Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(d) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

  10 (w)* BankBoston, N.A. Bonus Supplemental Employee Retirement Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(e) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

  10 (x)* Description of BankBoston Corporation's Supplemental Life Insurance Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(h) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))

  10 (y)* BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(g) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

  10 (z)* Description of BankBoston Corporation's Supplemental Long-Term Disability Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522))

  10 (aa)* BankBoston Corporation's Director Stock Award Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(l) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))

  10 (bb)* BankBoston Corporation Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(q) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

  10 (cc)* BankBoston, N.A. Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to
            Exhibit 10(r) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

  10 (dd)* BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))

  10 (ee)* Description of BankBoston Corporation's Director Retirement Benefits Exchange Program (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))

  10 (ff)* Letter Agreement, dated as of May 24, 2000, between BankBoston Corporation and Henrique C. Meirelles (incorporated by reference to
            Exhibit 10(b) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

  10 (gg)* Employment Agreement, dated as of March 14, 1999, between the Corporation and Charles K. Gifford, as amended by an amendment effective February 7, 2000 (incorporated by reference to Exhibit 10(a) of the Corporation's Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(b) of the Corporation's Form 10-Q for the quarter ended March 31, 2000)

  10 (hh)* Employment Agreement, dated as of March 14, 1999, between the Corporation and Henrique C. Meirelles, as amended by an amendment effective March 14, 2000, with related side letter (incorporated by reference to Exhibit 10(b) of the Corporation's Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(c) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

  10 (ii)* Employment Agreement, dated as of March 14, 1999, between the Corporation and Paul F. Hogan, as amended by an amendment effective March 17, 2000, with related side letter (incorporated by reference to Exhibit 10(c) of the Corporation's Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(d) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

  10 (jj)* Employment Agreement, dated as of March 14, 1999, between the Corporation and Bradford H. Warner, as amended by an amendment effective March 30, 2000, with related side letter (incorporated by reference to Exhibit 10(d) of the Corporation's Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(e) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

  10 (kk)* Employment Agreement, dated September 7, 1999, between the Corporation and Robert J. Higgins (incorporated by reference to
            Exhibit 10 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

  10 (ll)* Form of Change in Control Agreement entered into with Charles K. Gifford, Henrique C. Meirelles, Paul F. Hogan and Bradford H. Warner (incorporated by reference to Exhibit 10(bbb) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (mm)* Form of Change in Control Agreement entered into with Joseph Smialowski (incorporated by reference to Exhibit 10(ccc) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (nn)* Retention and Deferred Compensation Agreement, dated December 31, 1999, between the Corporation and Peter J. Manning (incorporated by reference to Exhibit 10(ddd) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999)

  10 (oo)* Employment Agreement, dated as of March 3, 2000, between the Corporation and M. Anne Szostak

  10 (pp)* Form of Letter Agreement for certain officers, together with Schedule of Executive Officers who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

  10 (qq)* Retention and Deferred Compensation Agreement, dated February 28, 2000, between the Corporation and John L. Mastromarino (incorporated by reference to Exhibit 10(f) of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

  10 (rr)* Employment Agreement, dated as of October 1, 2000, between the Corporation and T. Joseph Semrod (incorporated by reference to
            Exhibit 10(a) of the Corporation's Registration Statement on Form S-4 (File No. 333-50346))

  10 (ss)* Employment Agreement, dated as of October 1, 2000, between the Corporation and John G. Collins (incorporated by reference to
            Exhibit 10(b) of the Corporation's Registration Statement on Form S-4 (File No. 333-50346))

  12        Computation of Consolidated Ratios of Earnings to Fixed Charges

  21        Subsidiaries of the Corporation

  23        Consent of Independent Accountants

 -----------

*   Management contract, or compensatory plan or arrangement

(d) Financial Statement Schedules - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FLEETBOSTON FINANCIAL CORPORATION
                                  (Registrant)

        /s/ Eugene M. McQuade                   /s/ Ernest L. Puschaver
  ----------------------------------        -----------------------------------
          Eugene M. McQuade                       Ernest L. Puschaver
          Vice Chairman and                    Chief Accounting Officer
       Chief Financial Officer                  Dated February 28, 2001
       Dated February 28, 2001

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated.

          /s/ Terrence Murray                         /s/ James F. Hardymon
  ----------------------------------        -----------------------------------
      Terrence Murray, Chairman,                   James F. Hardymon, Director
 Chief Executive Officer and Director

        /s/ Charles K. Gifford                         /s/ Marian L. Heard
  ----------------------------------        -----------------------------------
    Charles K. Gifford, President,                  Marian L. Heard, Director
 Chief Operating Officer and Director

         /s/ Robert J. Higgins                        /s/ Robert M. Kavner
  ----------------------------------        -----------------------------------
           Robert J. Higgins                       Robert M. Kavner, Director
     President of Consumer Banking
 and Investment Services and Director

   /s/ Henrique de Campos Meirelles                     /s/ Thomas J. May
   ----------------------------------        -----------------------------------
     Henrique de Campos Meirelles                    Thomas J. May, Director
      President of Corporate and
      Global Banking and Director

          /s/ Joel B. Alvord                          /s/ Donald F. McHenry
  ----------------------------------        -----------------------------------
       Joel B. Alvord, Director                    Donald F. McHenry, Director

        /s/ William Barnet, III                      /s/ Michael B. Picotte
  ----------------------------------        -----------------------------------
     William Barnet, III, Director                Michael B. Picotte, Director

         /s/ Daniel P. Burnham                         /s/ Thomas R. Piper
  ----------------------------------        -----------------------------------
      Daniel P. Burnham, Director                   Thomas R. Piper, Director

      /s/ Paul J. Choquette, Jr.                       /s/ Thomas C. Quick
  ----------------------------------        -----------------------------------
   Paul J. Choquette, Jr., Director                 Thomas C. Quick, Director

          /s/ John T. Collins                        /s/ Francene S. Rodgers
  ----------------------------------        -----------------------------------
       John T. Collins, Director                  Francene S. Rodgers, Director

        /s/ William F. Connell                          /s/ John W. Rowe
  ----------------------------------        -----------------------------------
     William F. Connell, Director                    John W. Rowe, Director

        /s/ Gary L. Countryman                         /s/ Thomas M. Ryan
  ----------------------------------        -----------------------------------
     Gary L. Countryman, Director                   Thomas M. Ryan, Director

         /s/ Alice F. Emerson                         /s/ Paul R. Tregurtha
  ----------------------------------        -----------------------------------
      Alice F. Emerson, Director                   Paul R. Tregurtha, Director