Form 10-Q
period 2001-03-31
FLEETBOSTON FINANCIAL CORP
filed 2001-05-15
CIK 50341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of common stock of the Registrant outstanding as of April 30, 2001 was 1,083,077,317.

                        FLEETBOSTON FINANCIAL CORPORATION
                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 2001
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              3

      Consolidated Statements of Income
           Three months ended March 31, 2001 and 2000                        19

      Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000                              20

      Consolidated Statements of Changes in Stockholders' Equity
           Three months ended March 31, 2001 and 2000                        21

      Consolidated Statements of Cash Flows
           Three months ended March 31, 2001 and 2000                        22

      Condensed Notes to Consolidated Financial Statements                   23

PART II.  OTHER INFORMATION                                                  29

SIGNATURES                                                                   31

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FleetBoston Financial Corporation (FleetBoston or the Corporation), a diversified financial services company with $200 billion in assets headquartered in Boston, Massachusetts, is currently the seventh-largest financial holding company in the United States based on total assets. Among its key lines of business are commercial banking; consumer banking; investment banking and investment services; principal investing; securities brokerage, market-making and clearing services; credit cards; and full service banking in Latin America.

     On March 1, 2001, FleetBoston completed its acquisition of Summit Bancorp. (Summit). Additional information concerning the Summit acquisition is included in Note 3 to the Financial Statements. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in this discussion and analysis presents the combined results of FleetBoston and Summit as though the two companies had operated as a combined entity for all periods presented. This discussion and analysis updates, and should be read in conjunction with, FleetBoston's 2000 Annual Report on Form 10-K and its Current Report on Form 8-K dated May 4, 2001.

FINANCIAL SUMMARY

===================================================================
Three months ended March 31                 2001            2000
Dollars in millions,
except per share amounts
-------------------------------------------------------------------
EARNINGS
Net interest income (FTE)(a)              $  1,936        $  2,066
Noninterest income                           1,524           2,820
Noninterest expense                          2,853           2,745
Provision for credit losses                    315             320
Net income                                     142           1,076
-------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                            $    .12        $    .99
Diluted earnings                               .12             .97
Cash dividends declared                        .33             .30
Book value                                   17.38           15.97
-------------------------------------------------------------------
RATIOS
Return on average assets                       .27%           1.84%
Return on average common equity               2.80           25.20
Total equity to assets (period-end)           9.15            7.91
Tangible common equity to assets              6.93            5.72
Tier 1 risk-based capital ratio               7.96            7.02
Total risk-based capital ratio               11.74           11.03
Leverage ratio                                7.89            6.75
-------------------------------------------------------------------
AT MARCH 31
Total assets                              $211,741        $225,762
Loans and leases                           131,640         141,373
Deposits                                   127,989         134,785
Stockholders' equity                        19,378          17,864
Nonperforming assets                         1,245           1,039
===================================================================

(a) The fully taxable equivalent (FTE) adjustment included in net interest income was $17 million and $18 million, respectively, for the three months ended March 31, 2001 and 2000.


     Earnings for the first quarter of 2001 included approximately $718 million ($453 million after-tax) of charges incurred in connection with the Summit acquisition. These charges consisted of $408 million ($268 million after-tax) of merger and restructuring charges, $45 million ($27 million after-tax) of merger integration costs and a $265 million ($158 million after-tax) loss from the sale of approximately $8 billion of low-margin securities in connection with a repositioning of the combined balance sheet. First quarter results also reflected an estimated loss of $327 million ($225 million after-tax) from the sale of the mortgage banking business. Additionally, FleetBoston recorded $79 million ($50 million after-tax) of restructuring charges related to a reorganization of its capital markets-related businesses. The 2000 period included $366 million ($209 million after-tax) of gains from divestitures, and $100 million ($60 million after-tax) of merger integration costs.

     Excluding the nonrecurring items discussed above, net income for the first quarter of 2001 was $870 million, or $.79 per diluted share, a 6% decrease from net income of $927 million and $.84 per diluted share in the first quarter of 2000. This decrease was due mainly to a significant drop in capital markets revenue associated with the slowdown experienced in U.S. capital markets in the second half of 2000 and the first three months of 2001, partly offset by a drop in revenue-related compensation costs. The decline in capital markets-related earnings was partly offset by improved results in International Banking, Commercial Finance, Consumer Lending, Credit Card and Fleet Meehan Specialist.

RESULTS OF OPERATIONS

NET INTEREST INCOME

======================================================
Three months ended March 31         2001         2000
FTE basis
In millions
------------------------------------------------------
Interest income                   $3,918       $4,116
Tax-equivalent adjustment             17           18
Interest expense                   1,999        2,068
------------------------------------------------------
Net interest income               $1,936       $2,066
======================================================

     Net interest income decreased $130 million in the first quarter of 2001 compared to the same period a year ago, primarily due to the impact of the divestiture of $9 billion of loans and $13 billion of low-cost deposits throughout 2000 in connection with the previously disclosed BankBoston merger.

NET INTEREST MARGIN AND INTEREST RATE SPREAD

===========================================================================
Three months ended March 31                2001                  2000
FTE basis                           Average              Average
Dollars in millions                 Balance     Rate     Balance      Rate
---------------------------------------------------------------------------
Securities                         $ 32,480     6.93%    $ 35,542     6.47%
Loans and leases:
  Domestic                          115,507     8.76      128,239     8.55
  International                      18,260    11.91       14,805    13.99
Due from brokers/dealers              3,389     5.32        3,924     5.26
Mortgages held for sale               2,765     7.25        1,259     8.06
Other                                10,955     8.37       16,760     5.74
---------------------------------------------------------------------------
Total interest earning assets       183,356     8.64      200,529     8.28
---------------------------------------------------------------------------
Deposits                             98,670     4.41      108,355     4.03
Short-term borrowings                22,915     6.37       31,076     5.64
Due to brokers/dealers                3,672     6.24        5,066     5.39
Long-term debt                       31,021     6.61       29,475     6.50
---------------------------------------------------------------------------
Interest bearing liabilities        156,278     5.18      173,972     4.78
---------------------------------------------------------------------------
Interest rate spread                            3.46                  3.50
Interest-free sources of funds       27,078                26,557
---------------------------------------------------------------------------
Total sources of funds             $183,356     4.41%    $200,529     4.14%
---------------------------------------------------------------------------
Net interest margin                             4.23%                 4.14%
===========================================================================

     The 9 basis point increase in net interest margin from the prior year quarter was primarily attributable to a strategic repositioning of the balance sheet for a lower interest rate environment, as well as the elimination of low-yielding earning assets that were previously necessary to support the higher level of activities in FleetBoston's investment banking operation. Partially offsetting this improvement was the impact of divestitures.

     Average securities decreased $3.1 billion to $32.5 billion for the three months ended March 31, 2001, primarily due to the sale of $8 billion of low-margin securities subsequent to the Summit merger.

     Average domestic loans and leases decreased $12.7 billion to $115.5 billion for the first quarter of 2001, compared with $128.2 billion for the first quarter of 2000, primarily driven by the divestiture of $9 billion of loans throughout 2000, commercial loan sales and securitizations in the fourth quarter of 2000, and lower domestic commercial loan levels. These declines were offset, in part, by strong growth in lease financing receivables. Average international loans and leases increased $3.5 billion to $18.3 billion due to commercial loan growth, primarily in Brazil.

     The $1.5 billion increase in average mortgages held for sale compared to the first quarter of 2000 resulted from higher mortgage production in the second half of 2000 and first quarter of 2001, caused by a decline in mortgage interest rates. The decrease in mortgage rates caused average yields on mortgages held for sale to decrease 81 basis points.

     Average other interest earning assets decreased $5.8 billion to $11 billion for the first quarter of 2001, primarily as a result of the previously mentioned elimination of low-yielding earning assets used to support investment banking operations.

     The $9.7 billion decrease in average interest bearing deposits compared to the first quarter of 2000 mainly reflects the impact of the $13 billion divestiture during the course of 2000, offset, in part, by an increase in international interest bearing deposits.

     The $8.2 billion decrease in average short-term borrowings is mainly attributable to the elimination of low-yielding liabilities that were previously necessary to support investment banking operations, and a change in funding mix, which resulted in a $1.5 billion increase in average long-term debt. Also contributing to the decrease in average short-term borrowings was a decrease in the availability and use of treasury, tax and loan borrowings.

NONINTEREST INCOME

=======================================================
Three months ended March 31         2001         2000
In millions
-------------------------------------------------------
Banking fees and commissions       $  390       $  405
Investment services revenue           388          526
Processing-related revenue            188          160
Credit card revenue                   164          166
Capital markets revenue                94        1,060
Other noninterest income              300          503
-------------------------------------------------------
Total noninterest income           $1,524       $2,820
=======================================================

The 46% decrease in noninterest income for the first quarter of 2001 compared to the same period in 2000 primarily reflects the effect of the capital markets slowdown on FleetBoston's capital markets and investment services businesses, as well as the absence of 2000 divestiture gains. In addition, first quarter 2001 capital markets revenue includes the previously mentioned $265 million loss on the sale of low-margin securities related to balance sheet repositioning subsequent to the Summit acquisition. These decreases were offset, in part, by $146 million of gains related to additional consideration received on the 2000 branch divestitures and the sales of several small businesses.

BANKING FEES AND COMMISSIONS

     Banking fees and commissions, which include fees received for cash management, deposit accounts, electronic banking and other service fees, decreased $15 million, or 4%, to $390 million for the first quarter of 2001, primarily the result of lower deposit fees following the divestitures of $13 billion of deposits throughout 2000. Partially offsetting this decrease was a rise in cash management fees related to a higher volume of business.

INVESTMENT SERVICES REVENUE

========================================================
Three months ended March 31             2001       2000
In millions
--------------------------------------------------------
Investment management revenue           $247       $260
Brokerage fees and commissions           141        266
--------------------------------------------------------
Total investment services revenue       $388       $526
========================================================

     Investment services revenue decreased $138 million, or 26%, to $388 million for the three months ended

March 31, 2001. Changes in the components of investment management revenue are discussed below. The $125 million, or 47%, decline in brokerage fees and commissions was driven by the adverse market conditions experienced at both Quick & Reilly and Robertson Stephens in the first quarter of 2001, compared to the exceptionally strong markets in the prior year period.

Investment Management Revenue

==================================================
Three months ended March 31       2001       2000
In millions
--------------------------------------------------
Private Clients Group             $ 98       $101
Institutional businesses            43         44
International                       38         41
Columbia Management Company         27         27
Quick & Reilly                      22         29
Mutual Fund & Investment            16         16
Other                                3          2
--------------------------------------------------
Total                             $247       $260
==================================================

     The 5% decline in investment management revenue in the first quarter of 2001, compared to the same period in 2000, was largely driven by adverse market conditions experienced during the quarter, which resulted in a decline in the market value of assets under management. At March 31, 2001, assets under management amounted to $128 billion, compared to $138 billion at March 31, 2000.

PROCESSING-RELATED REVENUE

=======================================================
Three months ended March 31            2001       2000
In millions
-------------------------------------------------------
Mortgage banking revenue, net          $107       $ 90
Student loan servicing fees              42         39
Other                                    39         31
-------------------------------------------------------
Total processing-related revenue       $188       $160
=======================================================

     Processing-related revenue increased $28 million, or 17.5%, in the first quarter of 2001 compared to the first quarter of 2000, reflecting increases in all categories, most notably mortgage banking revenue, which is more fully discussed below. Student loan servicing fees increased at AFSA Data Corporation
(AFSA), FleetBoston's student loan servicing subsidiary, as accounts serviced increased approximately 6% from the first quarter of 2000. AFSA is the largest student loan servicer in the United States, with 7.7 million accounts and over $76 billion of loans serviced. Other processing-related revenue increased $8 million, or 26%, to $39 million for the three months ended March 31, 2001, due to the acquisition of Curtis & Associates, Inc. in the third quarter of 2000.

Mortgage Banking Revenue, Net

================================================================
Three months ended March 31                   2001         2000
In millions
----------------------------------------------------------------
Net loan servicing revenue                   $ 169        $ 161
Mortgage production revenue                     17           26
Gains on trading derivatives                    43           --
Mortgage servicing rights amortization        (122)         (97)
----------------------------------------------------------------
Total mortgage banking revenue, net          $ 107        $  90
================================================================

     Net mortgage banking revenue increased $17 million in the first quarter of 2001 compared to the first quarter of 2000, due mainly to gains from trading derivatives that were previously accounted for as hedges. As part of FleetBoston's adoption of SFAS No. 133, these positions were designated as trading as of January 1, 2001. This gain was offset, in part, by an increase in mortgage servicing rights (MSR) amortization recorded in the first quarter of 2001, primarily related to the declining rate environment, which reduces the value of MSRs.

     On April 2, 2001, FleetBoston announced a definitive agreement to sell its mortgage banking business. The sale is expected to close during the second quarter of 2001, and an estimated pre-tax loss on the sale of approximately $327 million ($225 million after-tax) was recorded in other noninterest expense in the first quarter of 2001. FleetBoston will continue to originate mortgage loans through its retail banking branches.

CAPITAL MARKETS REVENUE

===========================================================
Three months ended March 31            2001           2000
In millions
-----------------------------------------------------------
Market-making revenue                 $ 197        $   221
Foreign exchange revenue                 43             46
Advisory fees                            41            162
Underwriting revenue                     40            256
Syndication/agency fees                  40             40
Trading profits and commissions           3             80
Principal investing                     (57)           313
Securities losses                      (213)           (58)
-----------------------------------------------------------
Total capital markets revenue         $  94        $ 1,060
===========================================================

     Excluding the previously mentioned securities losses of $265 million from balance sheet repositioning, more fully described below, capital markets revenue showed a significant decrease, falling $701 million, or 66%, compared to the first quarter of 2000. Nearly all categories of capital markets revenue declined from the extraordinary levels recorded in the first quarter of 2000. Revenues from capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. The significant slowdown in capital markets activities experienced in the first quarter is expected to continue in the foreseeable future. As such, future levels of capital markets revenue cannot be predicted with certainty.

     The $24 million, or 11%, decrease in market-making revenue resulted from decreased transaction volumes at Quick & Reilly and Robertson Stephens, offset, in part, by increased activity at Fleet Meehan Specialist, where average daily trading volumes increased 58% over the first quarter of 2000. Average trading volume on the New York Stock Exchange (NYSE) increased in 2001 compared to 2000 levels for the same period. Included in Fleet Meehan Specialist is the former M.J. Meehan
& Co., the NYSE specialist firm acquired by FleetBoston in October 2000.

     Advisory fees decreased $121 million from the first quarter of 2000. This decrease reflects a lower level of merger and acquisition (M&A) advisory activities at Robertson Stephens during the 2001 period compared to the 2000 period.

     Underwriting revenue declined $216 million, or 84%, in the first quarter of 2001 to $40 million. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. As a result of the economic slowdown, transaction volume at Robertson Stephens decreased 87% compared to the first quarter of 2000.

     Trading profits and commissions declined $77 million compared to the quarter ended March 31, 2000, primarily due to the effect of adverse market conditions.

     The $370 million decline in principal investing revenues from the first quarter of 2000 resulted primarily from investment write-downs of $132 million recorded during the 2001 quarter as a result of the weakened market environment, as well as a significant decrease in gains from sales of direct investments. During the first quarter of 2001, the Corporation made new investments of $215 million, a level reflective of current market conditions. During the first quarter of 2000, new investments totaled $544 million. As of March 31, 2001, the Principal Investing portfolio had an aggregate carrying value of approximately $4.4 billion, composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded.

     Securities losses for the quarter ended March 31, 2001 included the previously mentioned $265 million loss on the sale of low-margin securities following a repositioning of FleetBoston's balance sheet subsequent to the Summit merger. Excluding this loss, FleetBoston realized gains of $52 million during the quarter, primarily attributable to sales of bonds, compared to losses of $58 million in the 2000 period.

OTHER

     Other noninterest income decreased $203 million to $300 million for the first quarter of 2001, compared to $503 million for the first quarter of 2000. The 2000 period included $366 million of divestiture gains. The 2001 period included additional gains associated with 2000 branch divestitures, and gains from the sale of several small businesses, all of which combined totaled $146 million.


NONINTEREST EXPENSE

====================================================================
Three months ended March 31                      2001         2000
In millions
--------------------------------------------------------------------
Employee compensation and benefits              $1,044       $1,544
Occupancy and equipment                            300          310
Intangible asset amortization                      100           97
Legal and other professional                        69           88
Marketing and public relations                      63           79
Merger- and restructuring-related charges          487           37
Loss on sale of mortgage banking business          327           --
Other                                              463          590
--------------------------------------------------------------------
Total noninterest expense                       $2,853       $2,745
====================================================================

     Noninterest expense for the first quarter of 2001 increased $108 million, or 4%, compared to the same period in 2000. The 2001 quarter included $487 million of costs, composed of $408 million of charges recorded in connection with the Summit merger, to accrue for merger-related costs and a restructuring plan, and $79 million of restructuring charges related to a reorganization of capital markets businesses. Summit merger integration costs of $45 million, included in the table above by type of expense, were also incurred during the quarter. Finally, FleetBoston recorded a $327 million loss on the sale of its mortgage banking business. Noninterest expense for the same period a year ago included $100 million of integration costs incurred in connection with the BankBoston merger, including $37 million of incremental depreciation on certain assets that were used in the merger integration and were then disposed.

     Excluding nonrecurring charges, noninterest expense totaled $2 billion for the three months ended March 31, 2001, a decrease of $651 million, or 25%, from noninterest expense of $2.6 billion a year ago. This decrease primarily reflects lower incentive compensation directly related to lower levels of revenues in the capital markets businesses, and the effect of expense reductions realized from BankBoston merger integration activities and branch divestitures.

     Employee compensation and benefits costs decreased $500 million compared to the first quarter of 2000, principally due to revenue-related decreases in incentive compensation, primarily at Robertson Stephens and Quick & Reilly, a lower level of merger integration costs, and expense reductions achieved from merger integration activities during 2000. FleetBoston incurred $3 million and $18 million of merger integration costs in the first quarters of 2001 and 2000 related to the Summit and BankBoston mergers, respectively.

     Legal and other professional costs decreased $19 million, or 22%, due partly to merger integration costs of $4 million incurred in the first quarter of 2001 versus $10 million in the first quarter of 2000, and a decline in consulting fees, partly the result of a corporate-wide program to contain expenses in light of the slower economic environment. Marketing and public relations costs declined $16 million, or 20%, also as a result of corporate-wide expense reduction efforts.

     Other noninterest expense decreased $127 million, or 22%, reflecting expense reductions realized in 2000 from BankBoston merger and divestiture activities. Included in other noninterest expense were integration costs of $32 million and $30 million for the first quarter of 2001 and 2000, respectively.

     The Summit merger, which was completed on March 1, 2001, produced $6 million of incremental first quarter cost savings. FleetBoston expects to achieve $300 million in annualized cost savings related to its merger with Summit.

INCOME TAXES

     Income tax expense totaled $133 million for the first quarter of 2001, compared with $727 million for the same period a year ago, with an effective tax rate of 48.4% and 40.3% for the first quarters of 2001 and 2000, respectively. The increase in the effective tax rate was generally attributable to a portion of the merger and restructuring-related charges that were nondeductible.

LINE OF BUSINESS INFORMATION

     FleetBoston is organized and managed along three principal lines of business: Corporate and Global Banking, Consumer and Investment Services and Capital Markets. This newly created, customer focused organizational structure was implemented on January 1, 2001. For additional information about the products and services offered by each line of business, refer to the "Line of Business Information" section of Management's Discussion and Analysis, included in the Corporation's Current Report on Form 8-K dated May 4, 2001. The financial performance of business lines is monitored by an internal profitability measurement system, which provides business line results and key performance measures. Information for both the first quarter of 2001 and the first quarter of 2000 presented below reflects the merger with Summit. The information is presented on a fully taxable equivalent basis.

LINE OF BUSINESS EARNINGS SUMMARY

============================================================================================
Three months ended March 31         2001      2000      2001      2000      2001      2000
Dollars in millions                    Net Income        Total Revenue     Return on Equity
--------------------------------------------------------------------------------------------
Corporate and Global Banking        $373     $  347    $1,378    $1,386      20%       19%
Consumer and Investment Services     313        372     1,810     2,095      17        20
Capital Markets                      (42)       296       166     1,000      --        54
All Other                           (502)        61       106       405      --        --
--------------------------------------------------------------------------------------------
Total                               $142     $1,076    $3,460    $4,886       3%       25%
============================================================================================

     The following discussion focuses on the components and results of each of the three major business lines.

CORPORATE AND GLOBAL BANKING

==========================================================================
Three months ended March 31                        2001            2000
Dollars in millions
--------------------------------------------------------------------------
Income statement data:
  Net interest income                            $    934        $    943
  Noninterest income                                  444             443
  Provision                                           167             144
  Noninterest expense                                 591             657
  Taxes                                               247             238
--------------------------------------------------------------------------
Net income                                       $    373        $    347
--------------------------------------------------------------------------
Balance sheet data:
  Average assets                                 $117,311        $129,744
  Average loans                                    97,830          96,490
  Average deposits                                 31,800          31,728
--------------------------------------------------------------------------
Return on equity                                       20%             19%
==========================================================================

     Corporate and Global Banking earned $373 million in the first quarter of 2001, a 7% increase over the $347 million earned in the first quarter of 2000. Increased earnings were driven by strong results in Commercial Finance and International Banking, partly offset by declines in Corporate Banking and Middle Market.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A more detailed analysis of the supporting business units follows.

================================================================================
Three months ended
March 31               2001     2000      %         2001       2000       %
Dollars in millions      Net Income     Change       Total Revenue      Change
--------------------------------------------------------------------------------
Commercial Finance     $130     $105      24%      $  369     $  339       9%
International           102       82      24          451        431       5
  Banking
Corporate Banking        87       96      (9)         314        341      (8)
Middle Market            54       64     (16)         244        275     (11)
--------------------------------------------------------------------------------
Total                  $373     $347       7%      $1,378     $1,386      (1)%
================================================================================

Commercial Finance

     Commercial Finance earned $130 million in the first quarter of 2001, compared to $105 million a year ago, an increase of 24%. Increased earnings were driven primarily by higher leasing revenues and lower operating expenses.

International Banking

     Compared to the first quarter of 2000, International Banking earnings increased $20 million, or 24%, mainly due to strong loan growth in key Latin American markets, primarily Brazil, and effective control of operating expenses. Average deposit balances grew $1.2 billion during the quarter, while average loan balances grew $3 billion over the first quarter of 2000. At March 31, 2001, international mutual fund assets under management totaled $8 billion.

Corporate Banking

     Corporate Banking recorded earnings of $87 million in the first quarter of 2001, a decrease of $9 million, or 9%, compared to the first quarter of 2000. This decline was driven by decreases in capital markets revenues and investment banking fees associated with the adverse conditions in the financial markets, as well as increased credit costs, partially offset by a corresponding decrease in operating expenses.

Middle Market

     For the first quarter of 2001, Middle Market earned $54 million, a decrease of $10 million, or 16%, from the prior year quarter. Lower earnings were the result of a $2.9 billion decline in the loan portfolio, a portion of which was attributable to divestitures resulting from the BankBoston merger, partially offset by lower credit costs and operating expense levels. Average loan and deposit balances were $16.1 billion and $11 billion, respectively, for the first quarter of 2001, compared to $18.9 billion and $10.8 billion, respectively, for the 2000 period.

CONSUMER AND INVESTMENT SERVICES

=====================================================
Three months ended March 31       2001         2000
Dollars in millions
-----------------------------------------------------
Income statement data:
  Net interest income           $   878      $ 1,049
  Noninterest income                932        1,046
  Provision                          97          133
  Noninterest expense             1,191        1,333
  Taxes                             209          257
-----------------------------------------------------
Net income                      $   313      $   372
-----------------------------------------------------
Balance sheet data:
  Average assets                $53,035      $56,491
  Average loans                  33,499       36,147
  Average deposits               85,241       94,328
-----------------------------------------------------
Return on equity                     17%          20%
=====================================================

     Consumer and Investment Services, which includes domestic banking to consumer and small business customers, investment management and retail brokerage services, and the domestic credit card business, earned $313 million in the first quarter of 2001, down from $372 million in the first quarter of 2000. Results reflect the impact of divestitures--primarily affecting the Consumer and Small Business units--as well as lower earnings in the Wealth Management and Brokerage units stemming from declines in the equity markets.

================================================================================
Three months ended
March 31                2001     2000      %         2001       2000       %
Dollars in millions       Net Income     Change       Total Revenue      Change
--------------------------------------------------------------------------------
Consumer Businesses     $172     $168       2%      $  892     $  991     (10)%
Wealth Management
  and Brokerage           65      111     (41)         436        547     (20)
Small Business            41       64     (36)         246        294     (16)
Credit Card               35       29      21          236        263     (10)
--------------------------------------------------------------------------------
Total                   $313     $372     (16)%     $1,810     $2,095     (14)%
================================================================================

Consumer Businesses

     The Consumer Businesses unit is composed of the retail distribution network, community banking, consumer lending, student lending and mortgage banking. The sale of the mortgage banking unit was announced in April 2001, and the estimated loss on the sale is included in All Other. The Consumer Businesses unit earned $172 million in the first quarter of 2001, a slight increase over the prior year, despite the significant impact of divestitures. Increased earnings were primarily driven by lower operating expenses as a result of expense reductions realized from merger integration activities.

Wealth Management and Brokerage

     Wealth Management and Brokerage includes the Investment Services units: the Private Clients Group, Columbia Management, the Mutual Funds & Investments Group and several businesses offering retirement planning, large institutional asset management and not-for-profit investment services, as well as the Quick & Reilly retail brokerage and clearing units. Wealth Management and Brokerage earned $65 million in the first quarter of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001, compared to $111 million in the first quarter of 2000, a decrease of $46 million. These lower results were due to the significant decline in performance levels at Quick & Reilly, as brokerage-related revenues declined along with the overall activity in the equity markets. In addition, the market value of domestic assets under management declined $9.6 billion from March 31, 2000 to approximately $120 billion at March 31, 2001.

Small Business

     Earnings for this unit were $41 million in the first quarter of 2001, $23 million, or 36%, lower than the first quarter of 2000, largely the result of divestitures. For the first quarter of 2001, average loans were $4.3 billion while average deposits were $12.6 billion, reflecting decreases of $1 billion and $1.9 billion, respectively, from a year ago, again due to divestitures.

Credit Card

      FleetBoston's credit card subsidiary is the tenth largest bank credit card issuer in the nation in terms of managed credit card receivables. This unit earned $35 million for the first quarter of 2001, an increase of 21%, as improvements in credit quality and the associated decrease in provision for credit losses offset declines in revenues.

CAPITAL MARKETS

=====================================================
Three months ended March 31       2001         2000
Dollars in millions
-----------------------------------------------------
Income statement data:
  Net interest income           $   (16)     $     6
  Noninterest income                182          994
  Provision                          --           --
  Noninterest expense               233          512
  Taxes                             (25)         192
-----------------------------------------------------
Net income                      $   (42)     $   296
-----------------------------------------------------
Balance sheet data:
  Average assets                $ 9,164      $10,244
  Average loans                     286          444
  Average deposits                   63           23
-----------------------------------------------------
Return on equity                    --%           54%
=====================================================

     Capital Markets includes Fleet Meehan Specialist, Robertson Stephens and Principal Investing. This group incurred a loss of $42 million for the first quarter of 2001, compared to net income of $296 million in the same quarter a year ago. A more detailed analysis of these business units follows.

===========================================================================
Three months ended
March 31                  2001    2000     %        2001     2000      %
Dollars in millions        Net Income    Change     Total Revenue    Change
---------------------------------------------------------------------------
Fleet Meehan
   Specialist             $ 32    $ 20      60%    $  97    $   60     62%
Robertson Stephens          (9)    121    (107)      158       647    (76)
Principal Investing        (65)    155    (142)      (89)      293   (130)
---------------------------------------------------------------------------
Total                     $(42)   $296    (114)%   $ 166    $1,000    (83)%
===========================================================================

Fleet Meehan Specialist

     Fleet Meehan Specialist is one of the largest specialist firms on the NYSE, representing the common stocks of more than 500 companies. This unit includes the former M.J. Meehan & Co., which FleetBoston acquired in October 2000. This unit earned $32 million for the first quarter of 2001, an increase of $12 million, or 60%, over the first quarter of 2000. Increased brokerage market-making revenues, reflecting higher volumes and volatility in the stock market, drove the increased earnings. This unit's average daily trading volumes increased 58% over the first quarter of 2000.

Robertson Stephens

     Robertson Stephens is a full-service investment banking firm focused on providing growth companies with a comprehensive set of investment banking products and services, including equity underwriting, sales and trading, research, advisory services, convertible securities and equity derivatives. Robertson Stephens channels capital to companies by providing investment banking, brokerage services and research to investors. This unit incurred a net loss of $9 million in the first quarter of 2001, compared to net income of $121 million in the first quarter of 2000. Lower earnings were mainly a result of declining underwriting and M&A activities compared to the extraordinary levels of the first quarter of 2000. The number of underwriting transactions that went to market in the 2001 period decreased 87%, while the level of announced M&A transactions declined 64%.

Principal Investing

     Principal Investing provides capital and debt financing to business ventures that are predominantly privately or closely held companies. The Principal Investing business recorded a loss of $65 million in the first quarter of 2001, a decrease of $220 million from the same quarter last year. Principal Investing's earnings were affected by the sharp decline in gains realized on sales of direct investments, coupled with $132 million of investment write-downs during the 2001 quarter. Principal Investing earnings are sensitive to changes in the condition of equity markets and the overall state of the economy. Accordingly, earnings for this unit can fluctuate significantly. At March 31, 2001, the aggregate carrying value of the Principal Investing portfolio was $4.4 billion.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL OTHER

     All Other includes transactions not allocated to the principal business lines and the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of FleetBoston's Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other actions not driven by specific business units. All Other had a net loss of $502 million in the first quarter of 2001, compared to net income of $61 million in the first quarter of 2000. The first quarter of 2001 included after-tax charges of $728 million related to the Summit merger, the sale of the mortgage banking unit and the restructuring of certain capital markets businesses, as well as $146 million of additional gains from 2000 divestitures and the sale of several small businesses. The first quarter of 2000 benefited from $149 million of after-tax divestiture gains, net of merger integration expenses, related to the BankBoston merger.

FINANCIAL CONDITION

     Total assets were $211.7 billion as of March 31, 2001. The decrease of $7.3 billion from December 31, 2000 reflected a $9.4 billion decrease in securities, resulting from the sale of $8 billion of low-margin securities in connection with a repositioning of the balance sheet for asset and liability management purposes following the Summit merger, and a decrease of $3.2 billion in loans and leases as a result of runoff and a decline in business volume. These decreases were offset in part by a rise in federal funds sold and securities purchased under agreements to resell, due primarily to excess capital following the securities sales.

     Short-term borrowings decreased $4.5 billion from December 31, 2000 to March 31, 2001, attributable to decreased use of federal funds purchased and securities sold under agreements to repurchase. The $1.6 billion decrease in long-term debt was primarily the result of maturities during the quarter.


SECURITIES

=================================================================================================================
                                               March 31, 2001         December 31, 2000        March 31, 2000
                                           Amortized      Market   Amortized      Market   Amortized      Market
In millions                                     Cost       Value        Cost       Value        Cost       Value
-----------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies      $   815     $   827     $ 1,770     $ 1,769     $ 2,050     $ 1,981
  Mortgage-backed securities                  15,256      15,484      19,327      19,411      18,347      17,572
  Foreign debt securities                      2,840       2,810       2,734       2,754       2,668       2,720
  Other debt securities                        2,997       3,017       2,843       2,832       2,046       1,988
-----------------------------------------------------------------------------------------------------------------
     Total debt securities                    21,908      22,138      26,674      26,766      25,111      24,261
-----------------------------------------------------------------------------------------------------------------
  Marketable equity securities                   846         757       1,099       1,072       1,356       2,180
  Other equity securities                      2,129       2,129       2,067       2,067       1,743       1,743
-----------------------------------------------------------------------------------------------------------------
     Total securities available for sale      24,883      25,024      29,840      29,905      28,210      28,184
-----------------------------------------------------------------------------------------------------------------
     Total securities held to maturity           585         588       5,059       5,027       6,429       6,196
-----------------------------------------------------------------------------------------------------------------
Total securities                             $25,468     $25,612     $34,899     $34,932     $34,639     $34,380
=================================================================================================================

     The amortized cost of securities available for sale decreased to $24.9 billion at March 31, 2001 compared to $29.8 billion at December 31, 2000. This decrease was due to the above-mentioned securities sales. The overall valuation of securities available for sale increased to a net unrealized (pre-tax) gain position of $141 million at March 31, 2001, primarily related to mortgage-backed securities, as well as the balance sheet repositioning initiative. The $4.5 billion decrease in the amortized cost of securities held to maturity resulted from a one-time reclassification of securities held to maturity to securities available for sale in connection with the adoption of SFAS No. 133.

LOANS AND LEASES

=============================================================================
                                         March 31,     Dec. 31,    March 31,
In millions                                  2001         2000         2000
-----------------------------------------------------------------------------
Domestic:
  Commercial and industrial              $ 54,249     $ 56,147     $ 62,945
  Commercial real estate                   11,336       11,641       11,164
  Consumer                                 34,424       36,323       41,175
  Lease financing                          13,296       13,567       11,267
-----------------------------------------------------------------------------
     Total domestic loans and leases      113,305      117,678      126,551
-----------------------------------------------------------------------------
International:
  Commercial                               15,415       14,221       11,760
  Consumer                                  2,920        2,935        3,062
-----------------------------------------------------------------------------
     Total international loans and
       leases                              18,335       17,156       14,822
-----------------------------------------------------------------------------
Total loans and leases                   $131,640     $134,834     $141,373
=============================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The loan and lease portfolio inherently includes credit risk, which is the risk of loss arising from a counterparty's failure or inability to meet payment or performance terms of a contract with the Corporation. FleetBoston attempts to control such risk through analysis of credit applications, portfolio diversification and ongoing examinations of outstandings and delinquencies. FleetBoston strives to identify potential classified assets as early as possible, to take charge-offs promptly based on realistic assessments of probable losses and to maintain an adequate reserve for credit losses.

     Total loans and leases at March 31, 2001 decreased $3.2 billion from December 31, 2000. This decrease was due to declines of $1.9 billion in domestic commercial and industrial (C&I) loans, resulting from loan run-off and lower business volume, as well as a $1.9 billion decline in consumer loans, attributable to lower consumer margin loans and a new credit card securitization. These decreases were offset, in part, by a $1.2 billion increase in the international loan portfolio, principally in Brazil.

CONSUMER LOANS

==============================================================
                             March 31,    Dec. 31,   March 31,
In millions                      2001        2000        2000
--------------------------------------------------------------
Domestic:
  Home equity                 $12,375     $12,507     $11,403
  Residential real estate      11,051      11,425      15,384
  Credit card                   4,587       5,126       5,130
  Student loans                 1,202       1,109       1,613
  Installment/other             5,209       6,156       7,645
--------------------------------------------------------------
     Total domestic loans      34,424      36,323      41,175
--------------------------------------------------------------
International                   2,920       2,935       3,062
--------------------------------------------------------------
Total consumer loans          $37,344     $39,258     $44,237
==============================================================

     Compared to December 31, 2000, domestic consumer loans decreased $1.9 billion, or 5%, to $34.4 billion at March 31, 2001. The $374 million decrease in residential real estate loans from year-end was primarily the result of loan run-off during the first quarter of 2001. Credit card loans declined $539 million to $4.6 billion at March 31, 2001, mainly due to a new securitization of $950 million of credit card receivables during the first three months of 2001, offset, in part, by growth in the owned portfolio. The $947 million decrease in installment/other consumer loans was primarily attributable to lower margin lending at Quick & Reilly.

Cross-Border Outstandings

     In accordance with bank regulatory rules, cross-border outstandings are amounts payable to FleetBoston by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At March 31, 2001, total cross-border outstandings were $13.5 billion, compared with $13.2 billion at December 31, 2000, which included $6.9 billion and $6.5 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to FleetBoston's cross-border outstandings is included in the "Cross-Border Outstandings" section of Management's Discussion and Analysis, contained in its Current Report on Form 8-K dated May 4, 2001.

     In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/ or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. FleetBoston manages its cross-border outstandings using country exposure limits established by its Country Exposure Committee.

     The following table details by country FleetBoston's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at March 31, 2001 and December 31, 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Cross-Border Outstandings(a)(b)

                                      March 31,        Dec. 31,
Dollars in millions                       2001(c)(d)      2000(c)(d)
====================================================================
Argentina:
   Banks                                $  140          $  115
   Government entities and agencies        855             835
   Other                                 1,375           1,425
--------------------------------------------------------------------
Total                                   $2,370          $2,375
--------------------------------------------------------------------
Percentage of total assets                 1.1%            1.1%
--------------------------------------------------------------------
Commitments(e)                          $   96          $   13
--------------------------------------------------------------------
Brazil:
   Banks                                $   20              --
   Government entities and agencies      1,130              --
   Other                                 1,120              --
--------------------------------------------------------------------
Total                                   $2,270              --
--------------------------------------------------------------------
Percentage of total assets                 1.1%             --
--------------------------------------------------------------------
Commitments(e)                          $   90              --
====================================================================

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

(b) Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets were approximately as follows: March 31, 2001-none; December 31, 2000-Brazil-$2 billion.

(c) Local country assets and local country liabilities for Argentina and Brazil are summarized below. Local country assets in excess of local country liabilities are included in cross-border outstandings.

     ----------------------------------------------------------
                      March 31, 2001       December 31, 2000
                      Local Country          Local Country
     In billions   Assets   Liabilities   Assets   Liabilities
     ----------------------------------------------------------
     Argentina     $  6.4        $  5.6   $  6.2        $  5.5
     Brazil           7.3           5.7      6.5           5.2
     ----------------------------------------------------------

     Included in local country liabilities are liabilities where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country. Such liabilities were $3.5 billion at March 31, 2001 and December 31, 2000.

(d) Excluding net local country outstandings, cross-border outstandings with a remaining maturity of less than one year, as a percentage of total outstandings, were approximately 50% for Argentina and 90% for Brazil at March 31, 2001 and 55% for Argentina and 70% for Brazil at December 31, 2000.

(e) Commitments include legally binding cross-border letters of credit, guarantees and other commitments defined by the FFIEC guidelines.

     The Argentine economy continues to be impacted by the recession that began in 1999. Political discussions regarding a plan to improve the economy continue. A new finance minister was appointed in March of this year and was given broad powers to implement specific measures to improve the economy.

     The Argentine financial markets continue to experience periods of significant volatility. To date, Argentine cross-border outstandings and securities portfolios have not been significantly impacted by the economic and political situation described above. In management's judgment, the Argentine situation has not significantly impacted other Latin American countries where FleetBoston has operations. The Corporation will continue to closely monitor the Argentine economic and political situation and its potential impact on Argentine and other Latin American operations. However, it is not possible to predict what effect, if any, the economic and political events in Argentina will ultimately have on that country's economic growth or on FleetBoston's operations in Argentina or in other Latin American countries.

     The Argentine government recently announced plans to enter into a voluntary swap of existing government securities held by bondholders. Existing securities with principal and interest payments due between 2001-2006 will be swapped for new securities with longer maturities. The government has agreed in principle with seven investment banks to execute the swap. Current estimates are that approximately $20 billion of existing government securities will be included in the swap program. The specific conditions of the swap program are not yet available.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NONPERFORMING ASSETS(a)

===========================================================================================================================
                                    March 31, 2001               December 31, 2000                  March 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                           Current or                      Current or                       Current or
                            less than                       less than                        less than
                              90 days                         90 days                          90 days
In millions                  past due  Noncurrent   Total    past due  Noncurrent    Total    past due  Noncurrent   Total
---------------------------------------------------------------------------------------------------------------------------
Domestic:
  C&I                            $614        $255  $  869        $578        $187   $  765        $382        $231  $  613
  CRE                              27          21      48           3          25       28           4          31      35
  Consumer                          5          68      73           4          83       87          10         111     121
  OREO                             --          29      29          --          30       30          --          35      35
---------------------------------------------------------------------------------------------------------------------------
     Total Domestic              $646        $373  $1,019        $585        $325   $  910        $396        $408  $  804
---------------------------------------------------------------------------------------------------------------------------

International:
  C&I                            $ --        $ 75  $   75        $  3        $ 78   $   81        $ --        $ 94  $   94
  CRE                               4          73      77           2          64       66           2          42      44
  Consumer                         --          59      59          --          55       55          --          81      81
  OREO                             --          15      15          --          18       18          --          16      16
---------------------------------------------------------------------------------------------------------------------------
     Total International         $  4        $222  $  226        $  5        $215   $  220        $  2        $233  $  235
---------------------------------------------------------------------------------------------------------------------------
Total NPAs                       $650        $595  $1,245        $590        $540   $1,130        $398        $641  $1,039
===========================================================================================================================

(a) Throughout this Report, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($352 million, $361 million, and $293 million at March 31, 2001, December 31, 2000, and March 31, 2000, respectively). Included in these 90 days past due and still accruing amounts were $264 million, $276 million, and $213 million of consumer loans at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

     Nonperforming assets (NPAs) at March 31, 2001 increased $115 million to $1.2 billion when compared with December 31, 2000, and increased $206 million compared to March 31, 2000. The three month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans (NPLs), offset, in part, by $61 million of NPLs which were reclassified during the first quarter of 2001 to assets held for sale by accelerated disposition (AHAD). NPAs at March 31, 2001, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were .95% and .59%, respectively, compared to .84% and .52%, respectively, at December 31, 2000.

     As noted in previous public comments and prior filings with the Securities and Exchange Commission (the SEC), FleetBoston anticipates increases in NPAs during 2001, primarily related to domestic C&I loans. Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

     The following table sets forth the status of impaired loans, which are primarily commercial and commercial real estate loans on nonaccrual status.

Impaired Loans

==================================================================
                                              March 31,   Dec. 31,
In millions                                       2001       2000
------------------------------------------------------------------
Impaired loans with a reserve                   $  801     $  722
Impaired loans without a reserve                   220        164
------------------------------------------------------------------
Total impaired loans                            $1,021     $  886
------------------------------------------------------------------
Reserve for impaired loans(a)                   $  328     $  268
------------------------------------------------------------------
Quarterly average balance of impaired loans     $  956     $1,007
==================================================================

(a) The reserve for impaired loans is part of the Corporation's overall reserve for credit losses.

     Substantially all of the impaired loans presented above were on nonaccrual status and the amount of interest income recognized on impaired loans was not significant. FleetBoston had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

     At March 31, 2001, FleetBoston had AHAD with a net carrying value of $177 million, all of which were not accruing interest. At December 31, 2000 and March 31, 2000, the net carrying value of AHAD was $138 million and $498 million respectively, of which approximately $136 million and $320 million, respectively, were not accruing interest. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are classified as other assets in the consolidated balance sheet, and the portions not accruing interest are excluded from the preceding NPA table.

RESERVE FOR CREDIT LOSSES ACTIVITY

=====================================================================
Three months ended March 31                       2001          2000
Dollars in millions
---------------------------------------------------------------------
Balance at beginning of year                   $ 2,709       $ 2,816
Loans charged off                                 (330)         (351)
Recoveries of loans charged off                     60            56
---------------------------------------------------------------------
    Net charge-offs                               (270)         (295)
Provision for credit losses                        315           320
Divestitures/Acquisitions/Other                     --           (31)
---------------------------------------------------------------------
Balance at end of period                       $ 2,754       $ 2,810
---------------------------------------------------------------------
Ratios of net charge-offs to average loans         .82%          .83%
---------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end loans                                2.09          1.99
---------------------------------------------------------------------
Ratios of reserve for credit losses to
  period-end NPLs                                  229           284
=====================================================================

     The reserve for credit losses at March 31, 2001 decreased $56 million from March 31, 2000. This decrease

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was the result of transfers of reserves throughout 2000 related to divestitures of loans. The drop in net charge-offs in the quarterly comparison resulted from lower levels of credit card and other consumer charge-offs, partly offset by increased charge-offs of domestic C&I loans. The increase in the reserve for credit losses from December 31, 2000 to March 31, 2001 was the result of the provision for credit losses exceeding net charge-offs by $45 million. Further information with respect to the reserve for credit losses is included in the "Reserve for Credit Losses" section of Management's Discussion and Analysis contained in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

ASSET AND LIABILITY MANAGEMENT

     The goal of asset and liability management is the prudent control of market risk, liquidity risk and use of capital. Asset and liability management is governed by policies reviewed and approved annually by the FleetBoston Board of Directors (the Board), which delegates responsibility for asset and liability management to the Asset, Liability and Capital Committee (ALCCO). Further information with respect to asset and liability management, including related policies, is included in the "Asset and Liability Management" section of Management's Discussion and Analysis contained in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

MARKET RISK MANAGEMENT

     Market risk is the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. FleetBoston is exposed to market risk both in its balance sheet management activities and in its trading activities. The market risk management process for these activities applies to both balance sheet and off-balance sheet exposures.

Balance Sheet Management - U.S. Dollar Denominated Risk

     U.S. dollar denominated assets and liabilities comprise the majority of the consolidated balance sheet. Interest rate risk, which is the sensitivity of income or financial condition to variations in interest rates, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed. Interest rate risk arises directly from core banking activities - lending and deposit gathering. The interest rate risk exposure of U.S. dollar denominated positions results almost entirely from domestic operations. Such exposure of U.S. dollar denominated assets and liabilities in overseas operations is not significant.

     Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 7.5%. The base scenario for March 31, 2001, intended to reflect current market consensus, envisioned approximately 100 basis points of further interest rate easing by the Federal Reserve Board, half of which occurred in April 2001. The limit relates to the impact of an immediate increase or decrease in forecasted interest rates relative to the base scenario. FleetBoston was in compliance with the limit at March 31, 2001.

     The following table reflects the estimated exposure of net interest income for the next 12 months due to an immediate shift in forecasted interest rates. This analysis reflects the balance sheet as of March 31, 2001, adjusted for the anticipated sale of the mortgage banking business, which was announced in April 2001. The analysis does not reflect the impact of balance sheet management transactions executed subsequent to quarter-end to offset the expected impact of the sale on net interest income.

                             Estimated Exposure to
         Rate Change          Net Interest Income
       (Basis Points)          (In millions)
-----------------------------------------------------
                             March 31,    Dec. 31,
                                 2001        2000
-----------------------------------------------------
           +200                 $  68       $(121)
           -200                  (137)         97
=====================================================

     As indicated, an immediate 200 basis point decrease in interest rates relative to the base scenario would tend to reduce net interest income but by an amount that is well within Board-approved limits. An immediate 200 basis point increase in interest rates would tend to enhance net interest income.

     The change in position during the quarter ended March 31, 2001 reflects a number of events, including the termination of $6 billion of receive-fixed/pay-variable interest rate swaps in January 2001; the completion of the Summit acquisition; and the announcement of the sale of the mortgage banking business. While the balance sheet position as of March 31, 2001 appears modestly asset-sensitive, subsequent balance sheet management transactions related to the sale of the mortgage banking business have reduced this exposure. Furthermore, while an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of net interest income to gradual and modest changes in interest rates is relatively insignificant. Given a gradual (1-year) 200 basis point increase or decrease in interest rates relative to the base scenario, there is currently no material exposure to annual net interest income. Net interest income would tend to benefit from a steepening of the yield curve.

     FleetBoston also performs valuation analysis, which involves projecting future cash flows from assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The "Economic Value of Equity"
(EVE) is the estimated net present value of these discounted cash flows.

     Board-approved limits on interest rate risk specify that if interest rates in the base forecast scenario were to shift immediately up or down 200 basis points, the estimated EVE should decline by less than 10%. FleetBoston was in compliance with this limit at March 31, 2001.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table reflects estimated EVE exposures assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points as well as +/- 200 basis points because the sensitivity of EVE to changes in interest rates can be very nonlinear.

                              Estimated Exposure to
         Rate Change             Economic Value
        (Basis Points)            (In millions)
-------------------------------------------------------
                              March 31,    Dec. 31,
                                  2001        2000
-------------------------------------------------------
            +200                 $(399)      $(611)
            +100                  (372)       (155)
            -100                   150        (315)
            -200                  (343)       (451)
=======================================================

     As indicated, an immediate 200 basis point change in interest rates in either direction would reduce EVE, but by an amount that is well within Board-approved limits.

     Estimated EVE exposures at March 31, 2001 were similar but smaller than at December 31, 2000. These changes were a result of the balance sheet management transactions executed in the period as well as the acquisition of Summit; however, the major factor impacting estimated exposures was the anticipated sale of MSRs in connection with the sale of the mortgage banking business.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was adopted as of January 1, 2001. For additional information on this new Standard, refer to Notes 2 and 11 to the Financial Statements.

Balance Sheet Management - Non-U.S. Dollar Denominated Risk

     Non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from operations in Latin America, primarily Argentina and Brazil. At March 31, 2001, exposure to non-trading interest rate risk in Latin American operations was not significant. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a Value-at-Risk (VAR) methodology, which is discussed in the Trading Activities section of this discussion and analysis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Management Instruments
==================================================================================================================================
                                                                                           Weighted
                                                                 Assets-                    Average          Weighted Average
March 31, 2001                                        Notional   Liabilities               Maturity    Fair        Rate
Dollars in millions                                      Value   Hedged                     (Years)   Value  Receive      Pay
----------------------------------------------------------------------------------------------------------------------------------
DOMESTIC INTEREST RATE RISK MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/pay variable                          $ 13,318   Variable-rate loans
                                                           340   Fixed-rate deposits
                                                           485   Short-term debt
                                                         5,835   Long-term debt
                                                      ---------
                                                        19,978                                  3.2    $680    6.93 %    5.79 %
                                                      ---------
  Pay fixed/receive variable                               100   Short-term debt
                                                      ---------
                                                           100                                  4.1      (7)   4.93      6.87
                                                      ---------
  Options                                                1,500   Securities
                                                           450   Fixed-rate deposits
                                                           855   Long-term debt
                                                      ---------
                                                         2,805                                  4.2     (45)    ---       ---
----------------------------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk management
     instruments                                        22,883                                  3.4    $628    6.92 %    5.80 %
----------------------------------------------------------------------------------------------------------------------------------
INTERNATIONAL INTEREST RATE RISK MANAGEMENT
INSTRUMENTS
Interest rate swaps                                        135   Foreign currency               2.1      (2)   5.34 %    5.52 %
                                                                 denominated
                                                                 variable-rate deposits
----------------------------------------------------------------------------------------------------------------------------------
  Total international interest rate risk management
     instruments                                           135                                  2.1      (2)   5.34 %    5.52 %
----------------------------------------------------------------------------------------------------------------------------------
Total hedges of net interest income                   $ 23,018                                  3.3    $626    6.91 %    5.79 %
----------------------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING RISK MANAGEMENT INSTRUMENTS
Swaps:
  Interest rate, P.O., and MBS swaps                  $ 15,498   MSRs                           3.2    $  4    6.00 %    4.93 %
Options:
  Interest rate floors and options on swaps             56,882   MSRs                           2.7     566     --- (a)   --- (a)
  Interest rate caps                                    11,634   MSRs                           3.7      49     --- (a)   --- (a)
  Other options                                            477   MSRs                            .2       4     ---       ---
----------------------------------------------------------------------------------------------------------------------------------
  Total options                                         68,993                                  2.9     619     ---       ---
----------------------------------------------------------------------------------------------------------------------------------
Total hedges of mortgage servicing rights             $ 84,491                                  2.9    $623    6.00 %    4.93 %
----------------------------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE RISK MANAGEMENT INSTRUMENTS
Swaps                                                 $  1,225   Foreign currency               1.1    $ 89     ---       ---
                                                                 denominated
                                                                 resale agreements
Forward contracts                                          461   Foreign currency               1.0       5     ---       ---
                                                                 denominated
                                                                 fixed-rate loans;
                                                                 fixed-rate deposits
Futures                                                  1,041   Foreign currency               1.1     ---     ---       ---
                                                                 denominated
                                                                 resale agreements
----------------------------------------------------------------------------------------------------------------------------------
Total hedges of foreign exchange                      $  2,727                                  1.1    $ 94     ---       ---
----------------------------------------------------------------------------------------------------------------------------------
Total risk management instruments                     $110,236                                  3.0   $1,343   6.51 %    5.42 %
==================================================================================================================================

(a)The mortgage banking risk management interest rate floors and options on swaps, and interest rate caps, have weighted average strike rates of 5.46% and 7.39%, respectively.

Trading Activities
     The Corporation's trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

     Trading-related revenues include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions. For the three months ended March 31, 2001, daily trading-related revenues ranged from a loss of $19.7 million to a profit of $22.6 million. For the 2000 period, such revenues ranged from a loss of $.3 million to a profit of $18.3 million.

     The Corporation uses a VAR methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in its activities. This methodology is more fully described on page 21 of the Current Report on Form 8-K dated May 4, 2001. Under this methodology, aggregate VAR averaged $40 million daily for the three months ended March 31, 2001, essentially unchanged from the daily average for all of 2000. At March 31, 2001, total VAR usage measured $46 million. In no instance during the current year quarter did FleetBoston's daily VAR measure exceed the approved limit.

     For the three months ended March 31, 2001, most of the price risk in the Corporation's trading activities arose from interest rate risk, which includes directional and spread components, and averaged $23 million, or 58%, of aggregate VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, and in the Argentine and Brazilian sovereign and high-end corporate bond markets.

     The contribution to FleetBoston's VAR from equity trading activities for the first quarter of 2001 decreased somewhat, to an average of $10 million, or 25%, of aggregate VAR. The individual activities that generate most of these risks include the Corporation's large NYSE specialist firm, as well as NASDAQ market-making, equity

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

trading and a convertible bond trading and underwriting business.
     Risk from foreign exchange trading activities for the three months ended March 31, 2001 remained moderate at an average of $7 million, or 17%, of aggregate VAR. The majority of foreign exchange risk arises from the Corporation's Argentine and Brazilian operations, which establish positions with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. During the first quarter of 2001, the Corporation primarily maintained local currency assets funded with U.S. dollars. The daily average for the Argentine exposure measured $342 million, while the daily average for the Brazilian exposure measured $24 million. This compares with $294 million and $26 million, respectively, for the fourth quarter of 2000.

     Average VAR for commodity risk remained insignificant during the three months ended March 31, 2001.

     FleetBoston's independent Market Risk Management function routinely validates FleetBoston's measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the current year quarter did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

[GRAPHIC OMITTED - LINE GRAPH REPRESENTATION OF DAILY TRADING-RELATED REVENUES AND VAR MEASURE WITH A ONE-DAY HOLDING PERIOD FOR THE THREE MONTHS ENDED MARCH 31, 2001]

During the three months ended March 31, 2001, the daily trading-related revenues ranged from a loss of $19.7 million to a profit of $22.6 million. Over the same period, VAR with a one-day holding period ranged from $22 million to $36 million.

     In addition to the VAR framework, FleetBoston employs other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. While the VAR framework and the additional risk measurement tools effectively ensure exposures remain within the Corporation's expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity risk management is to assure the ability of FleetBoston and its subsidiaries to meet their financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; committed lines of credit and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. Further information with respect to liquidity risk management, including sources of liquidity for FleetBoston and its banking and nonbanking subsidiaries, is included in the "Liquidity Risk Management" section of Management's Discussion and Analysis contained in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

     At March 31, 2001, the parent company had excess funds of $1.3 billion, compared to $1.7 billion at December 31, 2000, and commercial paper outstanding of $1 billion at March 31, 2001 and December 31, 2000. In addition, the parent company has backup lines of credit totaling $1 billion to provide funding should commercial paper not be available. At March 31, 2001 and December 31, 2000, the parent company had no outstanding balances under these lines of credit.

     At March 31, 2001, the parent company had $1.6 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities under a shelf registration statement filed with the SEC. Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

CAPITAL MANAGEMENT

CAPITAL RATIOS

==============================================================
                         March 31,    Dec. 31,    March 31,
                              2001        2000         2000
--------------------------------------------------------------
Risk-adjusted assets
  (in millions)           $209,399    $212,438     $222,216
Tier 1 risk-based
  capital (4% minimum)        7.96 %      8.08 %       7.02 %
Total risk-based
  capital (8% minimum)       11.74       11.87        11.03
Leverage (3% minimum)         7.89        8.01         6.75
Common equity to assets       8.88        8.58         7.66
Total equity to assets        9.15        8.84         7.91
Tangible common equity
  to assets                   6.93        6.64         5.72
Tangible common equity
  to managed assets           6.44        6.18         5.37
Tangible total equity to
  assets                      7.20        6.90         5.97
==============================================================

     At March 31, 2001, FleetBoston exceeded all regulatory required minimum capital ratios, as its Tier 1 and Total risk-based capital ratios were 7.96% and 11.74%, respectively, compared with 8.08% and 11.87%, respectively, at December 31, 2000. The leverage ratio, a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

measure of Tier 1 capital to average quarterly assets, was 7.89% at March 31, 2001 compared with 8.01% at December 31, 2000.

     On April 15, 2001, the Corporation redeemed all of the outstanding shares of its 7.25% Series V perpetual preferred stock at its aggregate liquidation value of $191 million. On April 25, 2001, FleetBoston repurchased 189,420 of the 600,000 outstanding shares of its 6.75% Series VI perpetual preferred stock, having an aggregate liquidation value of $47.4 million. The Corporation may repurchase additional shares of its preferred stock from time to time, subject to market conditions, capital requirements and other factors.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements relating to future results of FleetBoston (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties, including, but not limited to, changes in general political and economic conditions, either domestically or internationally; interest rate and currency fluctuations; competitive product and pricing pressures within FleetBoston's market; equity and bond market fluctuations and perceptions; the level of nonperforming assets; inflation; technological changes, including the impact of the Internet; lower than expected cost savings or higher than expected costs associated with acquisitions and integrations of acquired businesses; greater than expected negative impact of required divestitures; adverse legislation or regulatory developments affecting the businesses in which FleetBoston is engaged; as well as other risks and uncertainties detailed from time to time in the filings of FleetBoston with the SEC.

RECENT ACCOUNTING DEVELOPMENTS

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Standard provides consistent accounting standards for transfers of financial assets, and requires disclosure of information about securitized assets. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The required disclosures related to securitization transactions were provided in Note 18 to the Consolidated Financial Statements included in the Corporation's Current Report on Form 8-K dated May 4, 2001, and the impact of the accounting requirements of the Standard, which FleetBoston adopted as of April 1, 2001, is not expected to be material to its financial position or results of operations in future periods.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)




  ========================================================================================
  Three months ended March 31                                     2001               2000
  Dollars in millions, except per share amounts
  ----------------------------------------------------------------------------------------
  Interest income:
   Interest and fees on loans and leases                        $3,080             $3,268
   Interest on securities and trading assets                       613                616
   Other                                                           225                232
  ----------------------------------------------------------------------------------------
      Total interest income                                      3,918              4,116
  ----------------------------------------------------------------------------------------
  Interest expense:
   Deposits of domestic offices                                    772                790
   Deposits of international offices                               300                297
   Short-term borrowings                                           361                435
   Long-term debt                                                  510                478
   Other                                                            56                 68
  ----------------------------------------------------------------------------------------
      Total interest expense                                     1,999              2,068
  ----------------------------------------------------------------------------------------
  Net interest income                                            1,919              2,048
  ----------------------------------------------------------------------------------------
  Provision for credit losses                                      315                320
  ----------------------------------------------------------------------------------------
  Net interest income after provision for credit losses          1,604              1,728
  ----------------------------------------------------------------------------------------
  Noninterest income:
   Banking fees and commissions                                    390                405
   Investment services revenue                                     388                526
   Processing-related revenue                                      188                160
   Credit card revenue                                             164                166
   Capital markets revenue                                          94              1,060
   Other                                                           300                503
  ----------------------------------------------------------------------------------------
      Total noninterest income                                   1,524              2,820
  ----------------------------------------------------------------------------------------
  Noninterest expense:
   Employee compensation and benefits                            1,044              1,544
   Occupancy                                                       154                182
   Equipment                                                       146                128
   Intangible asset amortization                                   100                 97
   Legal and other professional                                     69                 88
   Marketing and public relations                                   63                 79
   Merger- and restructuring-related charges                       487                 37
   Other                                                           790                590
  ----------------------------------------------------------------------------------------
      Total noninterest expense                                  2,853              2,745
  ----------------------------------------------------------------------------------------
  Income before income taxes                                       275              1,803
  Applicable income taxes                                          133                727
  ----------------------------------------------------------------------------------------
  Net income                                                     $ 142             $1,076
  ========================================================================================

  Diluted weighted average common shares outstanding
    (in millions)                                              1,095.9            1,097.4
  Net income applicable to common shares                         $ 132             $1,066
  Basic earnings per share                                         .12                .99
  Diluted earnings per share                                       .12                .97
  Dividends declared                                               .33                .30
  ========================================================================================

  See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


===================================================================================================================
                                                                                       March 31,    December 31,
Dollars in millions, except per share amounts                                               2001            2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                      $ 11,497        $ 12,826
Federal funds sold and securities purchased under agreements to resell                     6,615           1,959
Trading assets                                                                             6,523           7,108
Mortgages held for sale                                                                    3,574           2,138
Securities (market value: $25,612 and $34,932)                                            25,609          34,964
Loans and leases                                                                         131,640         134,834
Reserve for credit losses                                                                 (2,754)         (2,709)
-------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                     128,886         132,125
-------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                   3,448           2,987
Premises and equipment                                                                     2,865           2,867
Mortgage servicing rights                                                                  2,735           2,695
Intangible assets                                                                          4,448           4,557
Other assets                                                                              15,541          14,859
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $211,741        $219,085
===================================================================================================================

LIABILITIES
Deposits:
  Domestic:
    Noninterest bearing                                                                 $ 27,462        $ 29,707
    Interest bearing                                                                      80,973          80,073
  International:
    Noninterest bearing                                                                    1,595           1,628
    Interest bearing                                                                      17,959          17,331
-------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                      127,989         128,739
-------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                 8,428          12,955
Other short-term borrowings                                                               10,134          10,151
Trading liabilities                                                                        2,195           2,540
Due to brokers/dealers                                                                     3,700           4,122
Long-term debt                                                                            30,134          31,684
Accrued expenses and other liabilities                                                     9,783           9,533
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                   192,363         199,724
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock                                                                              566             566
Common stock, par value $.01 (1,085.8 million shares issued in 2001 and
   1,100.1 million shares issued in 2000)                                                     11              11
Common surplus                                                                             4,013           4,814
Retained earnings                                                                         14,392          14,561
Accumulated other comprehensive income                                                       539              40
Treasury stock, at cost (3.5 million shares in 2001 and 14.6 million shares in 2000)        (143)           (631)
-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                           19,378          19,361
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                              $211,741        $219,085
===================================================================================================================

   See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)




=============================================================================================================================
                                                                                          Accumulated
                                                                                                Other
Three months ended March 31                    Preferred   Common    Common   Retained  Comprehensive   Treasury
Dollars in millions, except per share amounts    Stock      Stock   Surplus   Earnings  Income/(Loss)      Stock     Total
-----------------------------------------------------------------------------------------------------------------------------
2000
----
Balance at December 31, 1999                      $691        $11    $5,273    $12,020           $301       $(222) $18,074
Net income                                                                       1,076                               1,076
Other comprehensive income, net of taxes:
  Change in unrealized gain on securities
    available for sale, net of taxes and
    reclassification adjustment                                                                  (347)
  Change in translation adjustment, net of
    taxes                                                                                         ---
                                                                                        --------------
    Other comprehensive income                                                                   (347)                (347)
                                                                                                                  ---------
     Total comprehensive income                                                                                        729
Cash dividends declared on common stock
  ($.30 per share)                                                                (271)                               (271)
Cash dividends declared by pooled company
  prior to merger                                                                  (58)                                (58)
Cash dividends declared on preferred stock                                         (10)                                (10)
Common stock issued in connection with
  dividend reinvestment and employee benefit plans                      (12)       (12)                        38       14
Business combinations                                                   (26)                                  130      104
Redemption of preferred stock                     (125)                                                               (125)
Treasury stock purchased                                                                                       (9)      (9)
Settlement of forward purchase contracts                                                                     (585)    (585)
Other, net                                                                                                      1        1
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                         $566        $11    $5,235    $12,745           $(46)      $(647) $17,864
-----------------------------------------------------------------------------------------------------------------------------

2001
----
Balance at December 31, 2000                      $566        $11    $4,814    $14,561           $ 40       $(631) $19,361
Net income                                                                         142                                 142
Other comprehensive income, net of taxes:
  Change in unrealized gain on securities
     available for sale, net of taxes and
     reclassification adjustment                                                                   68
  Change in translation adjustment, net of
     taxes                                                                                          5
  Change in derivative instruments, net of taxes:
     Cumulative effect of adopting SFAS No. 133                                                   204
     Changes in fair values of derivatives                                                         88
     Net losses reclassified to noninterest
       income                                                                                     134
                                                                                        --------------
    Other comprehensive income                                                                    499                  499
                                                                                                                  ---------
     Total comprehensive income                                                                                        641
Cash dividends declared on common stock
   ($.33 per share)                                                               (358)                               (358)
Cash dividends declared on preferred stock                                         (10)                                (10)
Common stock issued in connection with
   dividend reinvestment and employee benefit plans                     154         57                         37      248
Exercise of common stock warrants                                        77                                             77
Treasury stock purchased                                                                                     (581)    (581)
Retirement of treasury stock                                         (1,033)                                1,033      ---
Other, net                                                                1                                    (1)     ---
-----------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                         $566        $11    $4,013    $14,392           $539       $(143) $19,378
=============================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



=====================================================================================================================
Three months ended March 31                                                                      2001         2000
In millions
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $   142     $  1,076
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                                         135          156
  Amortization of mortgage servicing rights                                                       122           97
  Amortization of other intangible assets                                                         100           97
  Provision for credit losses                                                                     315          320
  Deferred income tax (benefit)/expense                                                          (125)          61
  Securities losses                                                                               213           58
  Merger- and restructuring-related charges                                                       487           37
  Gains on branch divestitures                                                                    ---         (366)
Originations and purchases of mortgages held for sale                                          (9,211)      (3,589)
Proceeds from sales of mortgages held for sale                                                  7,775        3,947
Decrease/(increase) in trading assets                                                             585         (173)
Decrease in trading liabilities                                                                  (345)        (478)
Increase in due from brokers/dealers                                                             (461)      (1,248)
Decrease/(increase) in accrued receivables, net                                                   715          (31)
(Decrease)/increase in due to brokers/dealers                                                    (422)       1,094
(Decrease)/increase in accrued liabilities, net                                                  (241)       1,430
Other, net                                                                                       (537)      (2,297)
---------------------------------------------------------------------------------------------------------------------
     Net cash flow (used in)/provided by operating activities                                    (753)         191
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities purchased under agreements to resell         (4,656)        (825)
Purchases of securities available for sale                                                     (2,741)      (3,747)
Proceeds from sales of securities available for sale                                            9,828        3,775
Proceeds from maturities of securities available for sale                                       1,773          595
Purchases of securities held to maturity                                                         (155)        (165)
Proceeds from maturities of securities held to maturity                                           197          463
Net cash and cash equivalents received from businesses acquired                                   ---           15
Proceeds from sale of loan portfolio by banking subsidiary                                        950          750
Net decrease/(increase) in loans and leases                                                     1,936       (2,921)
Net cash and cash equivalents received from branch divestitures                                   ---           55
Purchases of premises and equipment                                                              (196)        (171)
Purchases of mortgage servicing rights                                                            (33)         (35)
---------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by/(used in) investing activities                                   6,903       (2,211)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                         (750)        (901)
Net (decrease)/increase in short-term borrowings                                               (4,544)       1,325
Proceeds from issuance of long-term debt                                                          976        2,403
Repayments of long-term debt                                                                   (2,526)      (1,447)
Proceeds from issuance of common stock                                                            325           14
Repurchases of common stock                                                                      (581)          (9)
Settlement of forward purchase contracts                                                          ---         (585)
Redemption of preferred stock                                                                     ---         (125)
Cash dividends paid                                                                              (342)        (339)
---------------------------------------------------------------------------------------------------------------------
     Net cash flow (used in)/provided by financing activities                                  (7,442)         336
---------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                                    (37)           7
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                      (1,329)      (1,677)
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                               12,826       11,860
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $11,497      $10,183
=====================================================================================================================
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                                             $ 1,936      $ 2,054
    Income taxes paid                                                                             150           88
=====================================================================================================================

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.  BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements of FleetBoston Financial Corporation (FleetBoston or the Corporation) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations contained herein have been made. Certain amounts reported in prior periods have been reclassified to conform to current period classifications.

     The financial statements reflect the acquisition of Summit Bancorp. (Summit), which was completed on March 1, 2001. The acquisition was accounted for as a pooling of interests and, accordingly, the information included in the accompanying consolidated financial statements and notes presents the combined financial position and results of operations of FleetBoston and Summit as if they had operated as a combined entity for all periods presented. This information should be read in conjunction with FleetBoston's 2000 Annual Report on Form 10-K and its Current Report on Form 8-K dated May 4, 2001.

NOTE 2.  ACCOUNTING FOR DERIVATIVE
           INSTRUMENTS

     FleetBoston adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The transition adjustments related to adoption of the Standard resulted in an after-tax increase to other comprehensive income, a component of stockholders' equity, of approximately $200 million, and an increase of approximately $14 million to other noninterest income ($8 million after-tax). Concurrent with adoption of the Standard, and as permitted by its provisions, approximately $5 billion of securities held to maturity were reclassified as securities available for sale. As a result, these securities will be eligible as hedged items in future fair value and cash flow hedge transactions. This reclassification resulted in an after-tax loss of approximately $160 million, which was initially recorded in other comprehensive income. Significant accounting policies related to derivative instruments are described below, and other disclosures required by the Standard are included in Note 11.

     All derivatives are recognized in the consolidated balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a "fair value" hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a "cash flow" hedge); (3) a foreign currency fair value or cash flow hedge (a "foreign currency" hedge); (4) a hedge of a net investment in a foreign operation, or (5) "held for trading" ("trading" instruments).

     Changes in the fair value of a derivative that is highly effective - and that is designated and qualifies - as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in the current period in noninterest income. Changes in the fair value of a derivative that is highly effective - and that is designated and qualifies as - a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded in the current period in noninterest income. Changes in the fair value of derivatives that are highly effective - and that are designated and qualify as - foreign currency hedges are recorded in either current period noninterest income or other comprehensive income, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments component of other comprehensive income. Lastly, changes in the fair value of derivative trading instruments are reported in the current period in noninterest income.

     FleetBoston formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. FleetBoston formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

     Specifically, hedge accounting is discontinued prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the hedged firm commitment no longer meets the definition of a firm commitment; (4) it is probable that the forecasted transaction will not occur by the end of the specified time period; or (5) management determines that the fair value or cash flow hedge designation is no longer appropriate.

     When it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized in current period noninterest income. The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value. The component of other comprehensive income related to discontinued cash flow hedges is amortized to noninterest income over the original term of the hedge contract.

     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized in current period noninterest income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized in current period noninterest income. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in current period noninterest income.

NOTE 3.  MERGER AND DIVESTITURE
                 ACTIVITIES

     On March 1, 2001, FleetBoston completed its acquisition of Summit. Approximately 180.5 million shares of FleetBoston common stock were issued in exchange for substantially all of Summit's outstanding shares, through the exchange of 1.02 shares of FleetBoston stock for each outstanding Summit share. The transaction was accounted for as a pooling of interests.

     In connection with the Summit acquisition, aggregate charges totaling $718 million were recorded in the first quarter of 2001. These charges were composed of $453 million of merger- and restructuring-related charges and integration costs, and $265 million of losses on sales of securities available for sale, which were completed as part of a repositioning of the combined balance sheet. The merger- and restructuring-related charges and integration costs are more fully described in Note 6.

     The following table sets forth a reconciliation of revenue and net income previously reported by each of the companies, with the combined amounts presented in the accompanying consolidated statement of income for the quarter ended March 31, 2000. Information presented for Summit has been conformed to FleetBoston's accounting policies.

Quarter ended March 31, 2000
in millions                 FleetBoston   Summit    Combined
-------------------------------------------------------------
Net interest income            $1,708       $340      $2,048
Noninterest income              2,722         98       2,820
Net income                        957        119       1,076
-------------------------------------------------------------

     On April 2, 2001, FleetBoston announced a definitive agreement to sell its mortgage banking business. The sale is expected to close during the second quarter of 2001, and an estimated pre-tax loss on the sale of approximately $327 million ($225 million after-tax) was recorded in other noninterest expense in the first quarter of 2001.

NOTE 4.  LOANS AND LEASES

     The following table presents details of loan and lease financing balances:

======================================================
Three months ended March 31        2001       2000
In millions
------------------------------------------------------
Domestic:
  Commercial and industrial    $ 54,249   $ 62,945
  Commercial real estate         11,336     11,164
  Residential real estate        11,051     15,384
  Credit card                     4,587      5,130
  Other consumer                 18,786     20,661
  Lease financing                13,296     11,267
------------------------------------------------------
Total domestic loans and
  leases                        113,305    126,551
------------------------------------------------------
International loans and leases   18,335     14,822
------------------------------------------------------
Total loans and leases         $131,640   $141,373
======================================================

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 5.  RESERVE FOR CREDIT LOSSES

     A summary of activity in the reserve for credit losses follows:

====================================================
Three months ended March 31        2001      2000
In millions
----------------------------------------------------
Balance at beginning of year     $2,709    $2,816
Gross charge-offs:
  Domestic:
     Commercial and industrial      190       176
     Commercial real estate         ---         2
     Residential real estate          1         3
     Credit card                     67        92
     Other consumer                  26        35
     Lease financing                 12         5
  International                      34        38
----------------------------------------------------
Total gross charge-offs             330       351
----------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial       24        20
     Commercial real estate           2         3
     Residential real estate          1         1
     Credit card                      9         9
     Other consumer                   7        11
     Lease financing                  3         1
  International                      14        11
----------------------------------------------------
Total recoveries                     60        56
----------------------------------------------------
Net charge-offs                     270       295
Provision for credit losses         315       320
Divestitures/Acquisitions/Other     ---       (31)
----------------------------------------------------
Balance at end of period         $2,754    $2,810
====================================================

NOTE 6.  MERGER- AND RESTRUCTURING-RELATED CHARGES

     In the first quarter of 2001, FleetBoston recorded aggregate merger- and restructuring-related charges of $487 million in connection with its merger with Summit and a restructuring of its capital markets-related businesses. Of the $487 million, $408 million related to the Summit acquisition and $79 million related to the capital markets restructuring. The $408 million charge was composed of $73 million of merger charges, $322 million of restructuring-related charges and $13 million of accelerated depreciation of assets to be disposed of at a later date. In addition to the merger- and restructuring-related charges, FleetBoston incurred $45 million of merger integration costs. These integration costs are being expensed as incurred, and include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. The following table discloses information about the merger- and restructuring-related charges and integration costs.

In millions

------------------------------------------------------------
Merger charges
  Personnel                                   $ 25
  Transaction costs/other                       48
------------------------------------------------------------
     Total merger charges                              $ 73
------------------------------------------------------------
Restructuring charges
  Personnel                                    202
  Asset write-downs and contract
   cancellations                               110
  Facilities                                    69
  Other                                         20
------------------------------------------------------------
  Total restructuring charges                           401
------------------------------------------------------------
Accelerated depreciation                                 13
------------------------------------------------------------
Total merger- and restructuring-related
charges                                                $487
------------------------------------------------------------
Integration costs                                        45
------------------------------------------------------------
Total                                                  $532
------------------------------------------------------------

     In 1999, the Corporation recorded $850 million of merger- and restructuring-related charges in connection with the BankBoston merger, composed of $383 million of merger-related charges and $467 million of restructuring charges, and $28 million of restructuring charges related to a realignment of key business lines. Additional information concerning these 1999 charges is included in Note 14 to the Consolidated Financial Statements included in the Corporation's Current Report on Form 8-K dated May 4, 2001.

MERGER-RELATED CHARGES

     Merger-related charges of $73 million related to costs incurred as a direct result of the merger, with $25 million related to personnel and $48 million related to transaction costs and other merger-related expenses. Personnel-related costs consisted of contractual arrangements for key executives. Transaction costs/other principally related to investment banking fees, legal and accounting fees and other costs related to regulatory filings necessary to obtain regulatory approvals of the merger.

RESTRUCTURING-RELATED CHARGES

     The restructuring charge of $322 million resulted from a restructuring plan that management committed to and communicated to employees in the first quarter of 2001 in connection with its integration of FleetBoston and Summit. Of the $322 million charge, $150 million related to personnel, $96 million related to asset write-downs and contract cancellations, $60 million related to facilities and $16 million related to other restructuring expenses.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

     Personnel-related costs of $150 million included severance, benefit program changes and outplacement services primarily associated with the elimination of duplicate functions within the combined company. The severance may be paid in a lump sum or over a defined period. These costs reflect FleetBoston's identification of approximately 2,700 positions to be eliminated in connection with the restructuring. Of the total positions to be eliminated, approximately 6% are in Corporate and Global Banking, 24% are in Consumer and Investment Services, and the remaining 70% are in support units. During the first quarter of 2001, approximately $1 million of personnel-related benefits were paid.

     Asset write-downs and contract cancellation costs of $96 million related to costs to dispose of duplicate or obsolete equipment and computer software, and penalties incurred to cancel leases and other contracts. During the first quarter of 2001, $4 million of costs were paid and $42 million of write-downs were recorded.

     Facilities charges of $60 million represented minimum lease payments related to duplicate branch and other facilities. Other costs of $16 million included expenses and various other costs incurred to merge the two companies.

     Accelerated depreciation expense of $13 million resulted from revisions to the estimated useful lives of assets currently in use that will be disposed of when the integration of Summit operations has been completed.

     The $79 million restructuring charge was composed of $52 million related to severance, benefit program changes and outplacement services; $23 million of costs related to future lease obligations and write-downs of capitalized assets; and $4 million of other restructuring expenses. Approximately 750 positions were identified in the first quarter for elimination in connection with this restructuring, and substantially all of the affected employees were notified by March 31, 2001. During the first quarter, 270 employees were terminated and left the Corporation, and $6 million of related benefits were paid. It is expected that the remaining affected employees will be leaving the company by the end of the second quarter of 2001.

     The following table presents activity in the 2001 and 1999 restructuring-related accruals during the three months ended March 31, 2001. The remaining accrual at March 31, 2001 is composed primarily of expected cash outlays related to severance and facilities obligations.

Restructuring Accrual Activity

===============================================================
                                    Summit &
                                     Capital
                                     Markets
                                  Businesses      BankBoston
---------------------------------------------------------------
Balance at Dec. 31, 2000                $---          $146
Restructuring accrual                    401           ---
Cash payments                            (11)          (58)
Noncash write-downs                      (42)          ---
---------------------------------------------------------------
Balance at March 31, 2001               $348          $ 88
===============================================================

The $58 million of cash payments included in the table above related to the BankBoston merger consisted of $45 million of personnel benefits, bringing total personnel benefits paid through March 31, 2001 to $283 million, $12 million in facilities charges, with a total of $17 million paid to date, and $1 million of other restructuring expenses.

NOTE 7.  TRUST PREFERRED SECURITIES

     FleetBoston has eleven statutory business trusts, of which it owns all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation.

     The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of FleetBoston, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust preferred securities. FleetBoston fully and unconditionally guarantees each trust's obligations under the trust preferred securities.

     All of the trust preferred securities, which are included in long-term debt in the accompanying consolidated balance sheet, may be prepaid at the option of the trusts, in whole or in part, on or after their respective prepayment option dates.

     Further information with respect to trust preferred securities is included in Note 9 to the Consolidated Financial Statements included in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

NOTE 8.  LINE OF BUSINESS INFORMATION

     Information about operating segments for the quarters ended March 31, 2001 and 2000 is included in the "Line of Business Information" section of Management's Discussion and Analysis included in this Report.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 9.  EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

===================================================================================================================================
Three months ended March 31                                        2001                                       2000
-----------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts          BASIC                DILUTED                BASIC                DILUTED
-----------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                         1,083,498,054         1,083,498,054         1,080,551,702         1,080,551,702
Additional shares due to:
  Stock options                                               --            11,826,649                    --             6,320,618
  Warrants                                                    --               549,412                    --            10,539,820
-----------------------------------------------------------------------------------------------------------------------------------
Total equivalent shares                            1,083,498,054         1,095,874,115         1,080,551,702         1,097,412,140
===================================================================================================================================
Earnings per share:
Net income                                       $           142       $           142       $         1,076       $         1,076
Less preferred stock dividends                               (10)                  (10)                  (10)                  (10)
-----------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders      $           132       $           132       $         1,066       $         1,066
===================================================================================================================================

Total equivalent shares                            1,083,498,054         1,095,874,115         1,080,551,702         1,097,412,140
===================================================================================================================================

Earnings per share                               $           .12       $           .12       $           .99       $           .97
===================================================================================================================================


NOTE 10.  COMMITMENTS AND CONTINGENCIES

   FleetBoston and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses. Management, based on its review with counsel of the development of these matters to date, considers that the aggregate loss resulting from the final outcome, if any, of these proceedings should not be material to FleetBoston's financial condition or results of operations.

NOTE 11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   In the normal course of business, FleetBoston enters into a variety of interest rate and foreign exchange derivative contracts in connection with its balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and its trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices.

BALANCE SHEET MANAGEMENT ACTIVITIES

   Balance sheet management activities are governed by the Asset, Liability and Capital Committee (ALCCO), which is responsible for setting strategic directives that guide day-to-day market risk management activities. In connection with these activities, non-trading derivative financial instruments are used to manage market risk.

   Interest rate risk, including mortgage prepayment risk, is by far the most significant non-trading market risk to which U.S. dollar denominated positions are exposed. Interest rate risk is the sensitivity of income or financial condition to variations in interest rates, and arises directly from the Corporation's core banking activities - lending, deposit gathering and loan servicing. The Corporation controls interest rate risk by identifying, quantifying and hedging its exposures. The Corporation hedges the interest rate risk inherent in its core banking operations using both on-balance sheet instruments, mainly fixed-rate portfolio securities, and a variety of derivative instruments. The most frequently used derivative instruments are interest rate swaps and options (e.g., interest rate caps and floors). When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

   A second major source of non-trading U.S. dollar denominated interest rate risk is the sensitivity of mortgage servicing rights (MSRs) to prepayments. A mortgage borrower has the option to prepay a mortgage loan at any time, without penalty. As a result, the Corporation's mortgage-based assets (not only MSRs but also mortgage loans and securities) are subject to prepayment risk. This risk tends to increase when interest rates fall due to the benefits of refinancing. To mitigate the risk of declining long-term interest rates, increased mortgage prepayments, and the potential impairment of MSRs, FleetBoston uses a variety of derivative instruments, including interest rate swaps, caps and floors, options on swaps, and exchange-traded options on Treasury bond and note futures, and swaps linked to mortgage assets such as "principal only" (P.O.) securities. These instruments gain value as interest rates decline, mitigating the impairment of MSRs. As more fully discussed in Note 3, the Corporation has agreed to sell its mortgage banking business. The sale is expected to close in the second quarter of 2001.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


   FleetBoston's non-U.S. dollar denominated assets and liabilities are primarily exposed to foreign exchange rate risk. The majority of this exposure stems from operations in Latin America, primarily Argentina and Brazil, and is managed through the use of foreign currency spot, forward, futures, option and swap contracts.

   FAIR VALUE HEDGES. Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the Corporation's overall interest rate risk management process; to mitigate the impairment risk of MSRs; and to reduce the price risk resulting from the origination and sale of mortgage loans.

   For the quarter ended March 31, 2001, FleetBoston recognized a net pre-tax loss of approximately $16 million, which represented the ineffective portion of all fair value hedges, primarily hedges of MSRs, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The component of fair value excluded from the assessment of fair value hedge effectiveness was a loss of approximately $14 million. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

   CASH FLOW HEDGES. Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

   For the quarter ended March 31, 2001, FleetBoston recognized a net pre-tax gain of approximately $.4 million, which represented the total ineffectiveness of all cash flow hedges.

   Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2001, approximately $180 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

   HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS. Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the quarter ended March 31, 2001, net after-tax gains related to these derivatives, recorded in other comprehensive income, were approximately $6 million.

TRADING ACTIVITIES

    Trading activities create exposure to price risk, or the risk of loss of income arising from adverse changes in the value of financial instrument trading portfolios. This exposure arises in the normal course of business as a financial intermediary. FleetBoston enters into interest rate, foreign exchange and precious metals derivative contracts primarily to satisfy the investment and risk management needs of its customers. Equity derivative contracts result mainly from market-making and underwriting activities.

   The price risk management process includes trading derivatives activities. This process identifies, measures, monitors and controls the effects of changes in interest rates, foreign exchange rates and equity prices on results of operations and financial condition. Price risk policies and limits are reviewed by ALCCO and the Market Risk Committee at least annually, or more often if warranted by current market, economic or business conditions. Line of business management has primary responsibility for the actual market risk profile, ensuring the appropriate measurement, monitoring and control of exposures within approved policies and limits.

CREDIT RISK

   The use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage its level of credit exposure, FleetBoston deals only with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into master netting agreements whenever possible. Reserves related to credit exposure associated with non-trading derivative instruments are included in other liabilities in the Corporation's consolidated balance sheet.

   Non-trading derivative instruments, other than those used for mortgage banking and foreign exchange, had credit exposure of $690 million at March 31, 2001, versus $720 million at December 31, 2000. Mortgage banking derivative instruments had credit exposure of $137 million at March 31, 2001, versus $217 million at December 31, 2000. Foreign exchange derivative instruments had credit exposure of $103 million at March 31, 2001, versus $132 million at December 31, 2000. Trading derivatives had credit exposure of $2.7 billion at March 31, 2001, versus $2.8 billion at December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  FleetBoston held its Annual Meeting of Stockholders on April 17, 2001.

(b)  Not applicable.

(c) A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included. Four matters were voted on at the Annual Meeting. A fifth matter, a stockholder proposal to change the date of the Annual Stockholders' Meeting, was not voted upon by FleetBoston stockholders because neither the proponent nor the proponent's qualified personal representative attended the meeting and presented the proposal.

1.   Election of Directors

     All seven nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

                                              Authority        Term
     Name of Director              For         Withheld     Expiration
     ----------------              ---         --------     ----------
     Joel B. Alvord            664,527,170    46,580,820       2004
     Daniel P. Burnham         665,232,627    45,875,363       2004
     T.J. Dermot Dunphy        665,250,480    45,857,510       2004
     Robert J. Higgins         635,236,720    75,871,270       2004
     Henrique C. Meirelles     635,142,337    75,965,653       2004
     T. Joseph Semrod          640,890,972    70,217,018       2004
     Paul R. Tregurtha         665,170,701    45,937,289       2004


     The following directors will continue in office and were not up for re-election.

                                                               Term
     Name of Director                                       Expiration
     ----------------                                       ----------
     Paul J. Choquette, Jr.                                    2002
     Alice F. Emerson                                          2002
     Robert M. Kavner                                          2002
     Donald F. McHenry                                         2002
     Michael B. Picotte                                        2002
     Francene S. Rodgers                                       2002
     John W. Rowe                                              2002
     Thomas M. Ryan                                            2002
     William Barnet, III                                       2003
     John T. Collins                                           2003
     William F. Connell                                        2003
     Gary L. Countryman                                        2003
     Charles K. Gifford                                        2003
     Marian L. Heard                                           2003
     Thomas J. May                                             2003
     Terrence Murray                                           2003

2.   Ratification of Selection of Independent Accountants

     The second proposal voted on by stockholders of the Corporation, to ratify the selection of PricewaterhouseCoopers LLP to serve as the Corporation's independent accountants for 2001, was approved with 658,872,537 votes cast for, 48,895,207 votes cast against and 3,340,246 abstentions. There were no broker non-votes on this proposal.

3.   Stockholder Proposal A regarding Term Limits for Outside Directors

     The third proposal voted on by stockholders of the Corporation, to require term limits for outside directors, was rejected with 36,641,162 votes cast for, 566,608,989 votes cast against, 10,703,944 abstentions and 97,153,895 broker non-votes.

4. Stockholder Proposal B regarding the Establishment of an Executive Compensation Review

     The fourth proposal voted on by stockholders of the Corporation, to establish an executive compensation review, was rejected with 86,167,087 votes cast for, 511,698,575 votes cast against, 16,088,433 abstentions and 97,153,895 broker non-votes.

(d)  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index

  Exhibit
  Number
     3      By-Laws of the Corporation, as amended.

    12      Computation of Consolidated Ratios of Earnings to Fixed Charges.


(b)  Current Reports on Form 8-K

     FleetBoston filed five Current Reports on Form 8-K during the period from January 1, 2001 to the date of the filing of this report.

     - Current Report on Form 8-K, dated January 17, 2001, announcing the Corporation's fourth quarter and fiscal 2000 earnings.

     - Two Current Reports on Form 8-K, each dated March 1, 2001, announcing the completion of the Corporation's acquisition of Summit Bancorp.

     - Current Report on Form 8-K, dated April 17, 2001, announcing the Corporation's first quarter earnings.

     - Current Report on Form 8-K, dated May 4, 2001, containing restated consolidated financial statements of the Corporation reflecting the merger with Summit, completed on March 1, 2001.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      FleetBoston Financial Corporation
                      ---------------------------------
                                 (Registrant)




          /s/ Eugene M. McQuade                /s/ Ernest L. Puschaver
          ---------------------                -----------------------
            Eugene M. McQuade                    Ernest L. Puschaver
            Vice Chairman and                 Chief Accounting Officer
         Chief Financial Officer








DATE:  May 15, 2001