Form 10-Q
period 2001-06-30
FLEETBOSTON FINANCIAL CORP
filed 2001-08-14
CIK 50341

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2001

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

YES                 X                  NO
                 -------                               --------

The number of shares of common stock of the Registrant outstanding as of July 31, 2001 was 1,085,251,056.

                        FLEETBOSTON FINANCIAL CORPORATION
                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 2001
               TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

      Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             3

      Consolidated Statements of Income
           Three months and six months ended June 30, 2001 and 2000         18

      Consolidated Balance Sheets
            June 30, 2001 and December 31, 2000                             19

      Consolidated Statements of Changes in Stockholders' Equity
           Six months ended June 30, 2001 and 2000                          20

      Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000                          21

      Condensed Notes to Consolidated Financial Statements                  22

PART II.  OTHER INFORMATION                                                 26

SIGNATURES                                                                  27

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     FleetBoston Financial Corporation (FleetBoston or the Corporation), a diversified financial services company with over $200 billion in assets headquartered in Boston, Massachusetts, is currently the seventh-largest financial holding company in the United States based on total assets. Among its principal lines of business are commercial banking; consumer banking; investment banking and investment services; principal investing; securities brokerage, market-making and clearing services; credit cards; and full service banking in Latin America.

     This discussion and analysis updates, and should be read in conjunction with, Management's Discussion and Analysis included in both FleetBoston's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and its Current Report on Form 8-K dated May 4, 2001. Such Form 8-K contains restated consolidated financial statements for the year ended December 31, 2000 which give retroactive effect to the merger with Summit Bancorp. (Summit), which was completed on March 1, 2001 and accounted for as a pooling of interests. All prior period information included in this discussion and analysis has been restated to reflect the Summit merger.

FINANCIAL SUMMARY

--------------------------------------------------------------------------------------------------------------
                                                     Three months                           Six months
Dollars in millions,                                ended June 30                         ended June 30
except per share amounts                       2001               2000               2001               2000
--------------------------------------------------------------------------------------------------------------
EARNINGS
Net interest income (FTE)(a)                 $  1,918           $  2,041           $  3,853           $  4,107
Noninterest income                              1,326              2,467              2,850              5,287
Noninterest expense                             2,059              2,466              4,911              5,211
Provision for credit losses                       315                335                630                655
Net income                                        531                971                672              2,047
--------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                               $    .48           $    .89           $    .60           $   1.88
Diluted earnings                                  .48                .87                .60               1.84
Cash dividends declared                           .33                .30                .66                .60
Book value                                      17.47              16.25              17.47              16.25
--------------------------------------------------------------------------------------------------------------
RATIOS
Return on average assets                         1.01%              1.74%               .64%              1.80%
Return on average common equity                 11.05              22.48               6.94              23.90
Total equity to assets (period-end)              9.54               8.23               9.54               8.23
Tangible common equity to assets                 7.41               6.05               7.41               6.05
Tier 1 risk-based capital ratio                  8.47               7.58               8.47               7.58
Total risk-based capital ratio                  12.25              11.50              12.25              11.50
Leverage ratio                                   8.29               7.54               8.29               7.54
--------------------------------------------------------------------------------------------------------------
AT JUNE 30
Total assets                                 $202,100           $220,133           $202,100           $220,133
Loans and leases                              129,066            137,473            129,066            137,473
Deposits                                      124,803            130,897            124,803            130,897
Long-term debt                                 27,816             31,350             27,816             31,350
Stockholders' equity                           19,276             18,109             19,276             18,109
Nonperforming assets                            1,394              1,117              1,394              1,117
--------------------------------------------------------------------------------------------------------------

(a) The fully taxable equivalent (FTE) adjustment included in net interest income was $17 million for the three months ended June 30, 2001 and 2000, respectively, and $33 million and $35 million for the six months ended June 30, 2001 and 2000, respectively.

     Results for the three and six months ended June 30, 2001 and 2000 included the following:

THREE MONTHS ENDED JUNE 30, 2001:

- Gains of $243 million ($151 million after-tax) from branch divestitures associated with the previously disclosed BankBoston merger.

- Write-downs of $470 million ($290 million after-tax) taken against the carrying value of the Principal Investing portfolio.

- Summit merger-related costs of $93 million ($58 million after-tax), composed of $55 million of merger integration costs and $38 million of accelerated depreciation of assets to be disposed of at a later date.

- An additional loss of $101 million ($60 million after-tax) on the sale of the mortgage banking business.

THREE MONTHS ENDED JUNE 30, 2000:

-    Branch divestiture gains of $313 million ($127 million after-tax).

- Merger integration costs of $87 million ($52 million after-tax) incurred in connection with the BankBoston merger.

SIX MONTHS ENDED JUNE 30, 2001:

- Gains of $333 million ($204 million after-tax) from branch divestitures associated with the BankBoston merger.

- Write-downs of $602 million ($370 million after-tax) taken against the carrying value of the Principal Investing portfolio.

- Summit merger-related charges of $811 million ($511 million after-tax) consisting of $446 million ($292 million after-tax) of merger- and restructuring-related charges, $100 million ($61 million after-tax) of merger integration costs and a $265 million ($158 million after-tax) loss from the sale of low-margin securities following the merger.

- Restructuring charges of $79 million ($50 million after-tax) primarily related to a reorganization of capital markets-related businesses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- An aggregate loss of $428 million ($285 million after-tax) from the sale of the mortgage banking business.

SIX MONTHS ENDED JUNE 30, 2000:

-    Branch divestiture gains of $679 million ($336 million after-tax).

- Merger integration costs of $187 million ($112 million after-tax) incurred in connection with the BankBoston merger.

     In addition to the items listed above, decreases from the prior year in both the three and six month comparisons resulted from a significant drop in capital markets revenue, beyond the principal investing write-downs already mentioned, associated with the pronounced fallout experienced in U.S. capital markets in the second half of 2000 and the first half of 2001. This drop was partly offset by improved results in International Banking and Commercial Finance, lower operating expenses resulting from a corporate-wide cost containment program, and a drop in revenue-related compensation costs.

RESULTS OF OPERATIONS

NET INTEREST INCOME

-----------------------------------------------------------------------------------------
                                        Three months                      Six months
FTE basis                               ended June 30                   ended June 30
In millions                         2001            2000            2001            2000
-----------------------------------------------------------------------------------------
Interest income                    $3,566          $4,063          $7,484          $8,179
Tax-equivalent adjustment              17              17              33              35
Interest expense                    1,665           2,039           3,664           4,107
-----------------------------------------------------------------------------------------
Net interest income                $1,918          $2,041          $3,853          $4,107
-----------------------------------------------------------------------------------------

     Net interest income decreased 6% in both the three and six month comparisons, primarily due to the impact of the divestiture of $9 billion of loans and $13 billion of low-cost deposits throughout 2000 in connection with the BankBoston merger. Additional factors contributing to the decrease were a decline in domestic loan volume and lower brokerage volume and margin lending at Robertson Stephens and Quick & Reilly, respectively. These declines were partially offset by increases in Latin American units, primarily Brazil, from higher loan volumes and wider spreads.

NET INTEREST MARGIN AND INTEREST RATE SPREAD

---------------------------------------------------------------------------------------------------------------------------------
                                                Three months ended June 30                       Six months ended June 30
                                                2001                    2000                    2001                    2000
FTE basis                               Average                 Average                 Average                 Average
Dollars in millions                     Balance     Rate        Balance     Rate        Balance     Rate        Balance     Rate
---------------------------------------------------------------------------------------------------------------------------------
Securities                              $ 25,590    6.86%       $ 34,788    6.62%       $ 29,016    6.90%       $ 35,165    6.55%
Loans and leases:
  Domestic                               111,648    8.04         125,982    8.70         113,566    8.41         127,110    8.63
  International                           19,210   11.32          15,106   13.98          18,738   11.61          14,956   13.99
Due from brokers/dealers                   4,440    3.98           3,898    5.63           3,918    4.56           3,911    5.45
Mortgages held for sale                    3,315    7.29           1,159    8.26           3,042    7.27           1,209    8.16
Other                                     16,350    6.24          10,042    6.86          13,667    7.09          13,401    6.16
---------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets            180,553    7.95         190,975    8.58         181,947    8.30         195,752    8.43
---------------------------------------------------------------------------------------------------------------------------------
Deposits                                  97,962    3.84         102,451    4.29          98,314    4.12         105,403    4.16
Short-term borrowings                     21,090    4.92          23,393    6.11          21,997    5.67          27,235    5.83
Due to brokers/dealers                     4,072    4.07           5,574    5.27           3,873    5.10           5,320    5.32
Long-term debt                            28,815    5.93          30,926    6.47          29,912    6.28          30,200    6.48
---------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities             151,939    4.39         162,344    5.00         154,096    4.79         168,158    4.88
---------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                3.56                    3.58                    3.51                    3.55
Interest-free sources of funds            28,614                  28,631                  27,851                  27,594
---------------------------------------------------------------------------------------------------------------------------------
Total sources of funds                  $180,553    3.70%       $190,975    4.29%       $181,947    4.06%       $195,752    4.22%
---------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                 4.25%                   4.29%                   4.24%                   4.21%
---------------------------------------------------------------------------------------------------------------------------------

     The 4 basis point decrease in margin in the quarterly comparison was primarily attributable to the impact of divestitures throughout 2000, partially offset by a strategic repositioning of the balance sheet for a lower interest rate environment.

     In the quarterly comparison, average securities decreased $9.2 billion to $25.6 billion for the three months ended June 30, 2001, primarily due to the aforementioned sale of $8 billion of low-margin securities.

     Average domestic loans and leases decreased $14.3 billion to $111.6 billion for the second quarter of 2001, primarily driven by the divestiture of loans throughout 2000, commercial loan sales in the fourth quarter of 2000, securitization activity, and lower domestic commercial and residential mortgage loan levels. These declines were offset, in part, by strong growth in lease financing receivables. Quarter to quarter, average international loans and leases increased $4.1 billion to $19.2 billion due to commercial loan and lease growth in several countries, with the largest increase in Brazil.

     Average mortgages held for sale increased $2.2 billion compared to the second quarter of 2000, due to higher mortgage production volume caused by a decline in mortgage interest rates. The decrease in mortgage rates caused average yields on mortgages held for sale to decrease 97 basis points. The Corporation completed the sale of its mortgage banking business in the second quarter of 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Average other interest earning assets increased $6.3 billion to $16.4 billion for the second quarter of 2001, partly the result of the reinvestment of proceeds from securities sales after the Summit merger in federal funds sold and securities purchased under agreements to resell.

     The $4.5 billion decrease in average interest bearing deposits compared to the second quarter of 2000 reflects the impact of the divestitures during the course of 2000, offset, in part, by an increase in international interest bearing deposits.

     The $2.3 billion decrease in average short-term borrowings in the quarterly comparison is mainly attributable to a decrease in federal funds purchased and securities sold under agreements to repurchase and short-term Federal Home Loan Bank borrowings. An additional factor in the six month comparison was the elimination of low-yielding liabilities at the end of the first quarter of 2000 that were previously necessary to support investment banking operations.

     Average long-term debt decreased $2.1 billion to $28.8 billion for the three months ended June 30, 2001, as a result of maturities throughout the first half of 2001.

NONINTEREST INCOME

--------------------------------------------------------------------------------------------------
                                              Three months                       Six months
                                             ended June 30                     ended June 30
In millions                             2001              2000             2001              2000
--------------------------------------------------------------------------------------------------
Banking fees and commissions          $   406           $   403          $   796           $   808
Investment services revenue               363               450              751               976
Credit card revenue                       162               177              327               343
Processing-related revenue                 74               153              262               313
Capital markets revenue                  (100)              820               (6)            1,880
Gains on branch divestitures              263               313              353               679
Other                                     158               151              367               288
--------------------------------------------------------------------------------------------------
Total noninterest income              $ 1,326           $ 2,467          $ 2,850           $ 5,287
--------------------------------------------------------------------------------------------------

     Noninterest income for the second quarter of 2001 decreased $1.1 billion to $1.3 billion. This 46% decrease from the prior year quarter primarily reflects the effect of the slowdown in the U.S. economy on FleetBoston's capital markets and investment services businesses. Processing-related revenues also declined, due to the sale of the mortgage banking business in the second quarter of 2001. These decreases were offset, in part, by $263 million of gains from branch divestitures.

BANKING FEES AND COMMISSIONS

     Banking fees and commissions, which include fees received for cash management, deposit accounts, electronic banking and other service fees, were relatively flat in both the quarterly and six month comparisons, primarily the result of lower deposit fees following the divestiture of deposits throughout 2000, partly offset by a rise in cash management fees resulting from a higher volume of business.

INVESTMENT SERVICES REVENUE

-----------------------------------------------------------------------------------------
                                              Three months                 Six months
                                              ended June 30               ended June 30
In millions                                2001          2000          2001          2000
-----------------------------------------------------------------------------------------
Investment management revenue              $234          $264          $481          $524
Brokerage fees and commissions              129           186           270           452
-----------------------------------------------------------------------------------------
Total investment services revenue          $363          $450          $751          $976
-----------------------------------------------------------------------------------------

     Investment services revenue decreased $87 million, or 19%, to $363 million for the three months ended June 30, 2001, and decreased $225 million, or 23%, to $751 million for the first half of 2001.

Investment Management Revenue

-----------------------------------------------------------------------------------
                                        Three months                 Six months
                                        ended June 30               ended June 30
In millions                          2001          2000          2001          2000
-----------------------------------------------------------------------------------
Private Clients Group                $ 95          $104          $193          $205
Institutional businesses               38            44            81            88
International                          34            39            72            80
Columbia Management Company            26            29            53            56
Quick & Reilly                         22            28            44            57
Mutual Fund & Investment               16            17            32            33
Other                                   3             3             6             5
-----------------------------------------------------------------------------------
Total                                $234          $264          $481          $524
-----------------------------------------------------------------------------------

     Investment management revenue decreased $30 million, or 11%, in the quarterly comparison and $43 million, or 8%, in the six month comparison, in both cases driven by adverse market conditions experienced during the 2001 periods, which resulted in a decline in the valuation of assets under management. At June 30, 2001, assets under management amounted to $129 billion, compared to $136 billion at June 30, 2000.

     In June 2001, FleetBoston announced a definitive agreement to purchase the asset management businesses of Liberty Financial Companies, Inc. for approximately $1 billion, consisting of $900 million in cash and the assumption of $110 million in revolving debt. This transaction will add approximately $50 billion to FleetBoston's assets under management, and FleetBoston will rank as the world's 29th largest investment management business. The transaction, which is subject to regulatory approvals, is expected to be completed in the second half of 2001.

Brokerage Fees and Commissions

     Brokerage fees and commissions declined $57 million, or 31%, in the quarterly comparison, and $182 million, or 40%, in the six month comparison, due mainly to the impact of adverse market conditions on Quick & Reilly and Robertson Stephens in the first half of 2001, compared to the exceptionally strong markets in the first half of 2000. These conditions resulted in lower stock trading volumes and caused declines in revenue.

CREDIT CARD REVENUE

     Credit card revenue decreased $15 million, or 8%, in the second quarter of 2001 compared to the second quarter

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of 2000, and $16 million, or 5%, in the six month comparison. Both decreases were primarily due to lower securitization income, attributable to a higher level of net charge-offs, as the level of bankruptcy filings increased in the second quarter of 2001, and lower penalty fee income, partially offset by improved interchange income driven by increased card usage.

PROCESSING-RELATED REVENUE

----------------------------------------------------------------------------------------
                                             Three months                Six months
                                             ended June 30              ended June 30
In millions                               2001          2000          2001          2000
----------------------------------------------------------------------------------------
Student loan servicing fees               $ 41          $ 39          $ 83          $ 78
Mortgage banking revenue, net               --            83           107           174
Other                                       33            31            72            61
----------------------------------------------------------------------------------------
Total processing-related revenue          $ 74          $153          $262          $313
----------------------------------------------------------------------------------------

     Processing-related revenue decreased $79 million in the second quarter of 2001 compared to the second quarter of 2000, and $51 million in the six month comparison, reflecting the sale of the mortgage banking business in the second quarter of 2001. Student loan servicing fees increased at AFSA Data Corporation
(AFSA), FleetBoston's student loan servicing subsidiary, as accounts serviced increased approximately 6% from the second quarter of 2000. AFSA is the largest student loan servicer in the United States, with 7.7 million accounts and over $78 billion of loans serviced.

     FleetBoston completed the sale of its mortgage banking business in the second quarter of 2001, and recorded an additional pre-tax loss of $101 million ($60 million after-tax) in other noninterest expense. The loss was substantially the result of hedge ineffectiveness recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 133. FleetBoston will continue to originate mortgage loans through its retail banking branches.

CAPITAL MARKETS REVENUE

-----------------------------------------------------------------------------------------------------
                                                Three months                        Six months
                                                ended June 30                     ended June 30
In millions                                2001              2000             2001              2000
-----------------------------------------------------------------------------------------------------
Market-making revenue                    $   144           $   226          $   341           $   447
Foreign exchange revenue                      80                54              123               100
Syndication/agency fees                       56                43               96                83
Advisory fees                                 35                58               76               220
Underwriting revenue                          29                95               70               351
Securities gains/(losses)                      2                10             (211)              (48)
Trading profits and commissions              (10)               44               (7)              124
Principal investing                         (436)              290             (494)              603
-----------------------------------------------------------------------------------------------------
Total capital markets revenue            $  (100)          $   820          $    (6)          $ 1,880
-----------------------------------------------------------------------------------------------------

     Capital markets revenue dropped $920 million, or 112%, and $1.9 billion, or 100%, for the second quarter and first six months of 2001, respectively, compared to the same periods a year ago. These decreases were driven by declines in nearly all categories of capital markets revenue from the remarkable levels recorded in the 2000 periods, as a result of the previously mentioned economic slowdown that began in the second quarter of 2000. Revenues from capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. These markets have experienced a significant slowdown over the past twelve months, and are expected to recover slowly. As such, capital markets revenues are not expected to return to the levels achieved in 2000 in the foreseeable future.

     The $82 million, or 36%, decrease in market-making revenue in the quarterly comparison and the $106 million, or 24%, decrease in the six month comparison resulted from decreased transaction volumes at Quick & Reilly and Robertson Stephens, due to the effect of market conditions on these businesses.

     Foreign exchange revenue increased $26 million, or 48%, to $80 million for the three months ended June 30, 2001, and $23 million, or 23%, to $123 million for the six months ended June 30, 2001. These increases were the result of favorable positions in Latin America, specifically Argentina, where the Corporation benefited from volatile market conditions.

     The $13 million increase in syndication/agency fees in both comparisons was due to a higher level of transactions during the second quarter of 2001 compared to the 2000 quarter. Such fees are a function of the timing and level of syndication transactions.

     Advisory fees decreased $23 million in the second quarter of 2001, and $144 million in the first half of 2001. These decreases reflect a lower level of merger and acquisition advisory activities at Robertson Stephens during the 2001 periods, reflecting lower demand for these services in the difficult market environment.

     Underwriting revenue declined $66 million, or 69%, in the second quarter of 2001. In the first six months of 2001, underwriting revenue declined $281 million, or 80%. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. As a result of the slowdown in the technology sector, transaction volume at Robertson Stephens decreased 63% compared to the second quarter of 2000, and 80% in the six month comparison.

     Securities losses of $211 million for the first six months of 2001 included a $265 million loss recorded in the first quarter of 2001 on the previously mentioned sale of securities subsequent to the Summit merger, partly offset by gains from sales of bonds. Losses in the first six months of 2000 resulted from bond sales associated with a repositioning of the portfolio.

     Trading profits and commissions declined $54 million for the quarter ended June 30, 2001, and $131 million for the six months ended June 30, 2001. These decreases were primarily due to the effect of adverse market conditions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Decreases in principal investing revenues in the three and six month comparisons resulted primarily from investment write-downs of $470 million and $602 million in the three and six month 2001 periods, respectively. These write-downs were recorded to reflect the significant valuation impairment, particularly in the technology and telecommunications sectors, currently being experienced in the private equity industry. Of the $470 million of second quarter write-downs, 55%, or $258 million, related to direct investments in public and privately held companies. In addition, gains from sales of direct investments declined significantly. During the second quarter and first six months of 2001, FleetBoston made new investments of $215 million and $430 million, respectively. As of June 30, 2001, the Principal Investing portfolio had an aggregate carrying value of approximately $4.1 billion, composed of indirect investments in primary or secondary funds, direct investments in privately held companies and direct investments in companies whose stocks are publicly traded.

OTHER

     Branch divestiture gains of $263 million and $353 million recorded in the three and six months ended June 30, 2001, respectively, resulted primarily from the divestitures required in connection with the BankBoston merger. In 2000, $313 million and $679 million of gains relating to these divestitures were recorded in the second quarter and first six months, respectively.

     In the six month comparison, other noninterest income increased $79 million, primarily as a result of gains from sales of several small businesses in the 2001 period.

NONINTEREST EXPENSE

---------------------------------------------------------------------------------------------------------
                                                       Three months                      Six months
                                                       ended June 30                    ended June 30
In millions                                         2001            2000            2001            2000
---------------------------------------------------------------------------------------------------------
Employee compensation and benefits                 $  985          $1,273          $2,029          $2,817
Occupancy and equipment                               277             298             563             610
Intangible asset amortization                          98              97             198             194
Legal and other professional                           62              90             131             178
Marketing and public relations                         58              77             121             156
Merger- and restructuring-related charges              38              25             525              62
Loss on sale of mortgage banking business             101              --             428              --
Other                                                 440             606             916           1,194
---------------------------------------------------------------------------------------------------------
Total noninterest expense                          $2,059          $2,466          $4,911          $5,211
---------------------------------------------------------------------------------------------------------

     The $407 million, or 17%, and $300 million, or 6%, decreases in the quarterly and six month comparisons, respectively, were primarily due to lower compensation and benefits costs directly attributable to lower levels of revenue, as well as lower operating expenses resulting from merger integration activities and the previously disclosed corporate-wide program to contain expenses in light of the slower economic environment.

     Employee compensation and benefits costs in the 2001 periods decreased $288 million compared to the second quarter of 2000 and $788 million compared to the first half of 2000, due primarily to revenue-related decreases in incentive compensation at Robertson Stephens, Quick & Reilly and the Principal Investing business, as well as expense reductions achieved from merger integration activities and corporate-wide cost containment.

     Occupancy and equipment, legal and other professional costs, marketing and public relations and other noninterest expense all decreased in both the three month and six month comparisons. These decreases were generally the result of the aforementioned corporate-wide cost containment effort, cost savings from merger integration activities and divestitures.

     The second quarter of 2001 included $93 million of costs associated with the Summit merger, composed of $55 million of merger integration costs, included in the preceding table by type of expense, and $38 million of incremental depreciation on certain assets that will be used in the merger integration and then disposed of. Noninterest expense for the second quarter of 2000 included $62 million of merger integration costs incurred in connection with the BankBoston merger and $25 million of incremental depreciation on certain assets that were used in the merger integration and then disposed of.

     For the first six months of 2001, noninterest expense included $525 million of merger and restructuring costs, composed of $446 million recorded in connection with the Summit merger, to accrue for merger-related costs and a restructuring plan, and $79 million related to a reorganization of capital markets businesses. Summit merger integration costs totaling $100 million were also incurred during the six month period. Noninterest expense for the 2000 period included $125 million of BankBoston merger integration costs and $62 million of incremental depreciation on certain assets that were used in the merger integration and were then disposed of.

     The Summit merger integration produced $7 million of incremental cost savings in the second quarter of 2001. FleetBoston expects to achieve $300 million in annualized cost savings by the end of the first quarter of 2002, and has achieved $52 million of annualized cost savings to date. The Corporation's cost containment program produced approximately $100 million of incremental cost savings in the second quarter of 2001. FleetBoston expects to achieve $500 million to $600 million of annualized cost savings by the end of 2001, and has achieved approximately $460 million of annualized cost savings to date. Because the cost containment program and integration are ongoing, actual savings in 2001 will be less than the annualized amounts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME TAXES

     The Corporation recorded income tax expense of $322 million for the second quarter of 2001, compared to $719 million for the same period a year ago. FleetBoston's effective tax rate was 37.8% and 42.5% for the second quarters of 2001 and 2000, respectively, and 40.5% and 41.4% for the respective six month periods. The higher tax rate reported for the second quarter of 2000 generally resulted from the write-off of nondeductible goodwill in connection with branch divestitures.

LINE OF BUSINESS INFORMATION

     FleetBoston is organized and managed along three principal lines of business: Wholesale and Global Banking, Consumer and Investment Services and Capital Markets. These business lines conform to the Corporation's customer-focused organizational structure implemented on January 1, 2001. For additional information about the products and services offered by each line of business, refer to the "Line of Business Information" section of Management's Discussion and Analysis included in the Corporation's Current Report on Form 8-K dated May 4, 2001. Information for the quarter and six months ended June 30, 2001 and 2000 is presented below. Prior period information has been restated for comparative purposes to reflect changes in management reporting implemented in 2001. The information is presented on a fully taxable equivalent basis.

LINE OF BUSINESS EARNINGS SUMMARY

------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30                  2001              2000             2001              2000        2001         2000
Dollars in millions                               Net Income                       Total Revenue              Return on Equity
------------------------------------------------------------------------------------------------------------------------------
Wholesale and Global Banking              $   423           $   370          $ 1,437           $ 1,429        23%          20%
Consumer and Investment Services              299               358            1,692             1,986        19           21
Capital Markets                              (284)              183             (283)              634        nm           36
All Other                                      93                60              398               459        nm           nm
------------------------------------------------------------------------------------------------------------------------------
Total                                     $   531           $   971          $ 3,244           $ 4,508        11%          22%
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30                    2001              2000             2001              2000        2001         2000
Dollars in millions                               Net Income                       Total Revenue              Return on Equity
------------------------------------------------------------------------------------------------------------------------------
Wholesale and Global Banking              $   797           $   714          $ 2,814           $ 2,816        22%          20%
Consumer and Investment Services              594               717            3,413             4,001        18           21
Capital Markets                              (324)              480             (118)            1,635        nm           46
All Other                                    (395)              136              594               942        nm           nm
------------------------------------------------------------------------------------------------------------------------------
Total                                     $   672           $ 2,047          $ 6,703           $ 9,394         7%          24%
------------------------------------------------------------------------------------------------------------------------------

nm - not meaningful

     The following discussion focuses on the components of each of the three major business lines, and explains results in terms of their underlying businesses.

WHOLESALE AND GLOBAL BANKING

-------------------------------------------------------------------------------------------------
                                     Three months ended                    Six months ended
                                           June 30                              June 30
Dollars in millions               2001               2000               2001               2000
-------------------------------------------------------------------------------------------------
Income statement data:
  Net interest income           $    949           $    965           $  1,883           $  1,909
  Noninterest income                 488                464                931                907
  Provision                          166                144                333                288
  Noninterest expense                567                663              1,158              1,327
  Taxes                              281                252                526                487
-------------------------------------------------------------------------------------------------
Net income                      $    423           $    370           $    797           $    714
-------------------------------------------------------------------------------------------------
Balance sheet data:
  Average assets                $115,338           $118,580           $116,251           $122,953
  Average loans                   96,498             97,616             97,196             97,056
  Average deposits                31,008             30,001             30,749             29,948
-------------------------------------------------------------------------------------------------
Return on equity                      23%                20%                22%                20%
-------------------------------------------------------------------------------------------------

     Wholesale and Global Banking earned $423 million in the second quarter of 2001, a 14% increase over the $370 million earned in the second quarter of 2000. Increased earnings were driven by strong results in Commercial Finance and International Banking, partly offset by a decline in Corporate Banking.

-----------------------------------------------------------------------------------------------------------------------
Three months ended June 30      2001            2000            2001            2000              2001             2000
Dollars in millions                   Net Income                    Total Revenue                   Return on Equity
-----------------------------------------------------------------------------------------------------------------------
Commercial Finance             $  142          $  126          $  399          $  380              20%              18%
International Banking             128              80             482             425              32               22
Corporate Banking                  97             108             308             351              22               24
Middle Market                      56              56             248             273              18               16
-----------------------------------------------------------------------------------------------------------------------
Total                          $  423          $  370          $1,437          $1,429              23%              20%
-----------------------------------------------------------------------------------------------------------------------

Commercial Finance

     Commercial Finance earned $142 million in the second quarter of 2001, compared to $126 million a year ago, an increase of 13%. Increased earnings were driven primarily by higher leasing income and investment banking fees, combined with lower operating expenses which resulted from cost saving initiatives.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International Banking

     Compared to the second quarter of 2000, International Banking earnings increased $48 million, or 60%, mainly due to continued strong loan growth in key Latin American markets, primarily Brazil, coupled with effective control of operating expenses. In addition, strong foreign exchange revenue and improved spreads in Argentina contributed to the quarter over quarter increase in International Banking's earnings. Average deposit balances grew $1.2 billion, while average loan balances grew $3.2 billion, over the second quarter of 2000.

Corporate Banking

     Corporate Banking recorded earnings of $97 million in the second quarter of 2001, a decrease of $11 million, or 10%, compared to the second quarter of 2000. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and capital markets-related revenues associated with the adverse conditions in the financial markets, partially offset by a decrease in operating expenses.

Middle Market

     For the second quarter of 2001, Middle Market earned $56 million, consistent with the prior year quarter. Higher cash management fees and cost saving initiatives offset the impact of decreases in the loan portfolio, a portion of which was attributable to divestitures resulting from the BankBoston merger. Average loan and deposit balances were $16.5 billion and $11.4 billion, respectively, for the second quarter of 2001, compared to $18.8 billion and $11.1 billion, respectively, for the 2000 period.

CONSUMER AND INVESTMENT SERVICES

---------------------------------------------------------------------------------------------
                                    Three months ended                   Six months ended
                                         June 30                             June 30
Dollars in millions               2001              2000              2001              2000
---------------------------------------------------------------------------------------------
Income statement data:
  Net interest income           $   863           $ 1,042           $ 1,750           $ 2,110
  Noninterest income                829               944             1,663             1,891
  Provision                         101               107               197               243
  Noninterest expense             1,092             1,273             2,226             2,544
  Taxes                             200               248               396               497
---------------------------------------------------------------------------------------------
Net income                      $   299           $   358           $   594           $   717
---------------------------------------------------------------------------------------------
Balance sheet data:
  Average assets                $45,300           $48,775           $45,398           $49,729
  Average loans                  32,950            35,256            33,470            36,059
  Average deposits               83,260            89,966            82,978            91,180
---------------------------------------------------------------------------------------------
Return on equity                     19%               21%               18%               21%
---------------------------------------------------------------------------------------------

     Consumer and Investment Services, which includes domestic banking to consumer and small business customers, investment management and retail brokerage services, as well as the domestic credit card business, earned $299 million in the second quarter of 2001, down from $358 million in the second quarter of 2000. Results reflect the impact of divestitures--primarily affecting the Consumer Businesses and Small Business units--as well as lower earnings in the Wealth Management and Brokerage units stemming from declines in the equity markets.

---------------------------------------------------------------------------------------------------------------------------------
Three months ended
June 30                                   2001            2000            2001            2000              2001             2000
Dollars in millions                            Net Income                    Total Revenue                     Return on Equity
---------------------------------------------------------------------------------------------------------------------------------
Consumer Businesses                      $  168          $  171          $  818          $  916              27%              25%
Wealth Management and Brokerage              51              94             385             529              12               23
Small Businesses                             52              63             261             301              26               28
Credit Card                                  28              30             228             240               8                7
---------------------------------------------------------------------------------------------------------------------------------
Total                                    $  299          $  358          $1,692          $1,986              19%              21%
---------------------------------------------------------------------------------------------------------------------------------

Consumer Businesses

     The Consumer Businesses unit is composed of the retail distribution network, community banking, consumer lending and student loan processing. The results of the mortgage banking unit, which was sold in the second quarter of 2001, are included in All Other. The Consumer Businesses unit earned $168 million in the second quarter of 2001, a slight decrease from the prior year. Lower earnings were primarily driven by the impact of 2000 divestitures and lower deposit spreads arising from the declining interest rate environment.

Wealth Management and Brokerage

     Wealth Management and Brokerage includes the Investment Services units: the Private Clients Group, Columbia Management, the Mutual Funds & Investments Group and several businesses offering retirement planning, large institutional asset management and not-for-profit investment services, as well as the Quick & Reilly retail brokerage and clearing units. Wealth Management and Brokerage earned $51 million in the second quarter of 2001, compared to $94 million in the second quarter of 2000, a decrease of $43 million, or 46%. These lower results were due to a significant decline in net income at Quick & Reilly ($41 million), as brokerage-related revenues continued to be negatively impacted by market conditions. In addition, the market value of domestic assets under management declined $6 billion from June 30, 2000 to approximately $121 billion at June 30, 2001, reflecting declines in the overall valuation of the stock market.

Small Businesses

     Earnings were $52 million in the second quarter of 2001, $11 million, or 17%, lower than the second quarter of 2000, largely the result of 2000 divestitures. For the second quarter of 2001, average loans were $4.2 billion

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


while average deposits were $12.8 billion, reflecting decreases of approximately $900 million and $1.7 billion, respectively, from a year ago, again primarily due to divestitures.

Credit Card

     FleetBoston's credit card subsidiary is the tenth largest bank credit card issuer in the nation in terms of managed credit card receivables. This unit earned $28 million for the second quarter of 2001, a slight decline from a year ago. Decreasing penalty fee income and securitization income due to increased charge-offs from a higher level of bankruptcy filings was partially offset by lower operating expenses and increased interchange income.

CAPITAL MARKETS

----------------------------------------------------------------------------------------------
                                    Three months ended                   Six months ended
                                          June 30                            June 30
Dollars in millions               2001              2000              2001              2000
----------------------------------------------------------------------------------------------
Income statement data:
  Net interest income           $   (29)          $    11           $   (47)          $    17
  Noninterest income               (254)              623               (71)            1,618
  Provision                          --                --                --                --
  Noninterest expense               182               327               415               839
  Taxes                            (181)              124              (209)              316
----------------------------------------------------------------------------------------------
Net income                      $  (284)          $   183           $  (324)          $   480
----------------------------------------------------------------------------------------------
Balance sheet data:
  Average assets                $ 8,278           $ 9,673           $ 8,721           $ 9,958
  Average loans                     225               389               255               417
  Average deposits                   73                40                68                31
----------------------------------------------------------------------------------------------
Return on equity                     nm                36%               nm                46%
----------------------------------------------------------------------------------------------
nm - not meaningful



     Capital Markets includes Fleet Meehan Specialist, Robertson Stephens and Principal Investing. This group incurred a loss of $284 million for the second quarter of 2001, compared to net income of $183 million for the same quarter a year ago.

-----------------------------------------------------------------------------------------------------------------
Three months ended
June 30                           2001            2000           2001            2000         2001           2000
Dollars in millions                    Net Income                   Total Revenue               Return on Equity
-----------------------------------------------------------------------------------------------------------------
Fleet Meehan Specialist          $  23           $  33          $  82           $  96          27%            76%
Robertson Stephens                 (14)             25            104             294          nm             16
Principal Investing               (293)            125           (469)            244          nm             41
-----------------------------------------------------------------------------------------------------------------
Total                            $(284)          $ 183          $(283)          $ 634          nm             36%
-----------------------------------------------------------------------------------------------------------------

nm - not meaningful

Fleet Meehan Specialist

     Fleet Meehan Specialist, one of the largest specialist firms on the NYSE representing the equity securities of approximately 500 companies, earned $23 million for the second quarter of 2001, a decrease of $10 million from the second quarter of 2000. Decreased volatility in market prices and the impact of the conversion to decimal price quotes adopted by the NYSE reduced profit opportunities and narrowed spreads, compared to the second quarter of last year.

Robertson Stephens

     Robertson Stephens is a full-service investment banking firm focused on providing growth companies with a comprehensive set of investment banking products and services, including equity underwriting, sales and trading, research, advisory services, convertible securities and equity derivatives. Robertson Stephens channels capital to companies by providing investment banking, brokerage services and research to investors. This unit incurred a net loss of $14 million in the second quarter of 2001, compared to net income of $25 million in the second quarter of 2000. Lower earnings were mainly a result of declining underwriting activities. The number of underwriting transactions that went to market in the 2001 period decreased 63% from the second quarter of 2000.

Principal Investing

     Principal Investing provides capital and debt financing to business ventures that are predominantly privately or closely held companies, and also invests in primary or secondary funds. The Principal Investing business recorded a loss of $293 million in the second quarter of 2001, a decrease of $418 million from the same quarter last year. Principal Investing's earnings were affected by write-downs ($470 million, $290 million after-tax) taken by the Corporation against this portfolio, reflecting the impairment of value, particularly in the technology and telecommunications sectors, that has resulted from the slowdown in the U.S. economy, coupled with sharp declines in realized gains from sales of direct investments. At June 30, 2001, the aggregate carrying value of the Principal Investing portfolio was $4.1 billion.

ALL OTHER

     All Other includes transactions not allocated to the principal business lines and the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of FleetBoston's Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation's securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had net income of $93 million in the second quarter of 2001, compared to $60 million in the second quarter of 2000. The second quarter of 2001 included $93 million of net after-tax profits related to divestiture and integration activities, as well as after-tax charges of $60 million primarily related to hedge ineffectiveness recorded in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


conjunction with the sale of the mortgage banking unit. The second quarter of 2000 benefited from $75 million of after-tax divestiture gains, net of merger integration expenses, related to the BankBoston merger.

FINANCIAL CONDITION

     Total assets were $202.1 billion as of June 30, 2001 compared to $219.1 billion at December 31, 2000. This $17 billion decline reflected a $10.4 billion decrease in securities resulting primarily from the previously discussed sale of $8 billion of low-margin securities, and a $5.8 billion decrease in loans and leases as a result of securitization transactions, loan runoff and lower business volume. In addition, the sale of the mortgage banking business in the second quarter of 2001 removed approximately $8 billion of assets. These decreases were offset, in part, by a rise in federal funds sold and securities purchased under agreements to resell, due primarily to excess funds following the securities sales.

     Total deposits decreased from December 31, 2000 by $3.9 billion to $124.8 billion at June 30, 2001, primarily the result of the transfer of escrow deposits in connection with the mortgage banking business sale, partially offset by a $2.2 billion increase in international deposits.

     Short-term borrowings decreased $7.7 billion from December 31, 2000 to June 30, 2001, attributable to decreased use of federal funds purchased and securities sold under agreements to repurchase, Federal Home Loan Bank borrowings as well as treasury, tax and loan borrowings. The $3.9 billion decrease in long-term debt was due to maturities during the first half of the year.

SECURITIES

---------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 2001              March 31, 2001               Dec. 31, 2000
                                                  Amortized        Market     Amortized        Market     Amortized        Market
In millions                                            Cost         Value          Cost         Value          Cost         Value
---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
  U.S. Treasury and government agencies             $   558       $   563       $   815       $   827       $ 1,770       $ 1,769
  Mortgage-backed securities                         14,778        14,840        15,256        15,484        19,327        19,411
  Foreign debt securities                             3,258         3,254         2,840         2,810         2,734         2,754
  Other debt securities                               2,518         2,519         2,997         3,017         2,843         2,832
---------------------------------------------------------------------------------------------------------------------------------
     Total debt securities                           21,112        21,176        21,908        22,138        26,674        26,766
---------------------------------------------------------------------------------------------------------------------------------
  Marketable equity securities                          651           641           846           757         1,099         1,072
  Other equity securities                             2,192         2,192         2,129         2,129         2,067         2,067
---------------------------------------------------------------------------------------------------------------------------------
     Total securities available for sale             23,955        24,009        24,883        25,024        29,840        29,905
---------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity                  578           582           585           588         5,059         5,027
---------------------------------------------------------------------------------------------------------------------------------
Total securities                                    $24,533       $24,591       $25,468       $25,612       $34,899       $34,932
---------------------------------------------------------------------------------------------------------------------------------

     The amortized cost of securities available for sale decreased to $24 billion at June 30, 2001, compared to $29.8 billion at December 31, 2000, due to the previously-mentioned securities sales and the write-down of certain securities available for sale to reflect impairment in value that was deemed other than temporary. The overall valuation of securities available for sale decreased $11 million from December 31, 2000 to a net unrealized (pre-tax) gain position of $54 million at June 30, 2001. The $4.5 billion decrease in securities held to maturity from December 31, 2000 resulted from a one-time reclassification of $5 billion of securities held to maturity to securities available for sale in connection with the adoption of SFAS No. 133.

LOANS AND LEASES

-----------------------------------------------------------------------------------------------
                                                   June 30,          March 31,         Dec. 31,
In millions                                          2001              2001              2000
-----------------------------------------------------------------------------------------------
Domestic:
  Commercial and industrial                        $ 51,642          $ 54,249          $ 56,147
  Commercial real estate                             11,447            11,336            11,641
  Consumer                                           32,244            34,424            36,323
  Lease financing                                    13,796            13,296            13,567
-----------------------------------------------------------------------------------------------
     Total domestic loans and leases                109,129           113,305           117,678
-----------------------------------------------------------------------------------------------
International:
  Commercial                                         17,061            15,415            14,221
  Consumer                                            2,876             2,920             2,935
-----------------------------------------------------------------------------------------------
     Total international loans and leases            19,937            18,335            17,156
-----------------------------------------------------------------------------------------------
Total loans and leases                             $129,066          $131,640          $134,834
-----------------------------------------------------------------------------------------------

     Total loans and leases decreased $5.8 billion to $129.1 billion from December 31, 2000. This decrease was due to declines of $4.5 billion in domestic commercial & industrial (C&I) loans, resulting from loan runoff and lower business volume, and $4.1 billion in domestic consumer loans. These decreases were offset, in part, by a $2.8 billion increase in FleetBoston's international loan portfolio, principally in Brazil.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consumer Loans

----------------------------------------------------------------------------
                                  June 30,        March 31,         Dec. 31,
In millions                           2001             2001             2000
----------------------------------------------------------------------------
Domestic:
  Home equity                      $11,662          $12,375          $12,507
  Residential real estate            9,917           11,051           11,425
  Credit card                        4,891            4,587            5,126
  Student loans                      1,058            1,202            1,109
  Installment/other                  4,716            5,209            6,156
----------------------------------------------------------------------------
     Total domestic loans           32,244           34,424           36,323
----------------------------------------------------------------------------
International                        2,876            2,920            2,935
----------------------------------------------------------------------------
Total consumer loans               $35,120          $37,344          $39,258
----------------------------------------------------------------------------

     Compared to December 31, 2000, domestic consumer loans decreased $4.1 billion, or 11%, to $32.2 billion at June 30, 2001. The $845 million, or 7%, decline in home equity loans from year-end resulted primarily from a $750 million securitization transaction completed in the second quarter, while the $1.5 billion decline in residential real estate loans was mainly attributable to loan runoff. The $235 million decrease in credit card loans was attributable to new securitizations of approximately $1.7 billion during the first half of 2001, offset, in part, by growth in the owned portfolio and activity related to prior year securitizations. The decrease of $1.4 billion in installment/other consumer loans was primarily attributable to lower margin lending at Quick & Reilly.

Cross-Border Outstandings

     In accordance with bank regulatory rules, cross-border outstandings are amounts payable to FleetBoston by residents of foreign countries, regardless of the currency in which the claim is denominated, and local country claims in excess of local country obligations. At June 30, 2001, total cross-border outstandings were $14.2 billion, compared with $13.2 billion at December 31, 2000, which included $6.8 billion and $6.5 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to FleetBoston's cross-border outstandings is included in the "Cross-Border Outstandings" section of Management's Discussion and Analysis, contained in its Current Report on Form 8-K dated May 4, 2001.

     In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. FleetBoston manages its cross-border outstandings using country exposure limits established by the Country Exposure Committee.

     The following table details by country FleetBoston's approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at June 30, 2001 and December 31, 2000.

Significant Cross-Border Outstandings(a)(b)

--------------------------------------------------------------------------
                                           June 30,         Dec. 31,
Dollars in millions                            2001(c)(d)       2000(c)(d)
--------------------------------------------------------------------------
Argentina:
   Banks                                     $  189           $  115
   Government entities and agencies             556              835
   Other                                      1,497            1,425
--------------------------------------------------------------------------
Total                                        $2,242           $2,375
--------------------------------------------------------------------------
Percentage of total assets                      1.1%             1.1%
--------------------------------------------------------------------------
Commitments(e)                               $   50           $   13
--------------------------------------------------------------------------
Brazil:
   Banks                                     $   31               --
   Government entities and agencies           1,212               --
   Other                                        809               --
--------------------------------------------------------------------------
Total                                        $2,052               --
--------------------------------------------------------------------------
Percentage of total assets                      1.0%              --
--------------------------------------------------------------------------
Commitments(e)                               $  126               --
--------------------------------------------------------------------------

(a) Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives. Excluded from cross-border outstandings are claims reallocated as a result of external guarantees, cash collateral and insurance contracts primarily issued by U.S. government agencies.
(b) Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets were approximately as follows: June 30, 2001-none; December 31, 2000-Brazil-$2 billion.
(c) Local country assets and local country liabilities for Argentina and Brazil are summarized below. Local country assets in excess of local country liabilities are included in cross-border outstandings presented in the table above.

     -----------------------------------------------------------------------------
                                    June 30, 2001             December 31, 2000
                                    Local Country               Local Country
     In billions                Assets     Liabilities      Assets     Liabilities
     -----------------------------------------------------------------------------
     Argentina                  $  5.8        $  5.2        $  6.2        $  5.5
     Brazil                        7.7           6.2           6.5           5.2
     -----------------------------------------------------------------------------

     Included in local country liabilities are liabilities where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country. Such liabilities were $4 billion at June 30, 2001 and $3.5 billion at December 31, 2000.
(d) Excluding net local country outstandings, cross-border outstandings with a remaining maturity of less than one year, as a percentage of total outstandings, were approximately 59% for Argentina and 50% for Brazil at June 30, 2001 and 55% for Argentina and 70% for Brazil at December 31, 2000.
(e) Commitments include legally binding cross-border letters of credit, guarantees and other commitments defined by the FFIEC guidelines.

     The Argentine economy continues to be impacted by the recession that began in 1999, and financial markets have recently experienced periods of significant volatility. While the Corporation's overall financial results relating to its Argentine operations have not been significantly impacted by this situation to date, it is not possible to predict what effect, if any, the economic and political events in Argentina will ultimately have on that country's economic growth or on FleetBoston's operations in Argentina and other Latin American countries. The Corporation will continue to closely monitor the Argentine economic and political situation and the potential impact future developments may have on its Argentine and other Latin American operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NONPERFORMING ASSETS (a)

---------------------------------------------------------------------------------------------------------------------------------
                                        June 30, 2001                     March 31, 2001                December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                            Current or                        Current or                        Current or
                             less than                         less than                         less than
                               90 days                           90 days                           90 days
In millions                   past due  Noncurrent      Total   past due  Noncurrent      Total   past due  Noncurrent      Total
---------------------------------------------------------------------------------------------------------------------------------
Domestic:
  Commercial and industrial     $  705      $  294     $  999     $  614      $  255     $  869     $  578      $  187     $  765
  Commercial real estate            27          34         61         27          21         48          3          25         28
  Consumer                           5          57         62          5          68         73          4          83         87
  OREO                              --          21         21         --          29         29         --          30         30
---------------------------------------------------------------------------------------------------------------------------------
     Total Domestic             $  737      $  406     $1,143     $  646      $  373     $1,019     $  585      $  325     $  910
---------------------------------------------------------------------------------------------------------------------------------

International:
  Commercial and industrial     $    1      $   84     $   85     $   --      $   75     $   75     $    3      $   78     $   81
  Commercial real estate             3          83         86          4          73         77          2          64         66
  Consumer                          --          66         66         --          59         59         --          55         55
  OREO                              --          14         14         --          15         15         --          18         18
---------------------------------------------------------------------------------------------------------------------------------
     Total International        $    4      $  247     $  251     $    4      $  222     $  226     $    5      $  215     $  220
---------------------------------------------------------------------------------------------------------------------------------
Total NPAs                      $  741      $  653     $1,394     $  650      $  595     $1,245     $  590      $  540     $1,130
---------------------------------------------------------------------------------------------------------------------------------

(a) Throughout this Report, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($384 million, $352 million, and $361 million at June 30, 2001, March 31, 2001, and December 31, 2000, respectively). Included in these 90 days past due and still accruing amounts were $279 million, $264 million, and $276 million of consumer loans at June 30, 2001, March 31, 2001, and December 31, 2000, respectively. NPAs and related ratios also do not include assets held for sale by accelerated disposition (AHAD).

     Nonperforming assets (NPAs) at June 30, 2001 increased $264 million to $1.4 billion compared with December 31, 2000, and increased $149 million compared to March 31, 2001. The six month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans (NPLs). NPAs at June 30, 2001, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were 1.08% and .69%, respectively, compared to .84% and .52%, respectively, at December 31, 2000. FleetBoston had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

     As noted in previous public comments and prior filings with the Securities and Exchange Commission (the SEC), FleetBoston anticipates further increases in NPAs during 2001, primarily related to domestic C&I loans. Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. As such, no assurance can be given as to future levels of NPAs.

Impaired Loans

     FleetBoston accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As such, when the recorded investment in a loan exceeds the value of the loan measured using discounted cash flows or, in the case of collateral-dependent loans, the fair value of the collateral, the loan is classified as impaired. Such impairment is recognized as a valuation reserve, which is included as part of the Corporation's overall reserve for credit losses. Impaired loans, which are included in NPAs presented in the table above, are primarily commercial and commercial real estate loans on nonaccrual status. The following table presents the status of impaired loans. The amount of interest income recognized on impaired loans was not significant.

---------------------------------------------------------------------------
                                                   June 30,        Dec. 31,
In millions                                            2001            2000
---------------------------------------------------------------------------
Impaired loans with a reserve                        $  852          $  722
Impaired loans without a reserve                        304             164
---------------------------------------------------------------------------
Total impaired loans                                 $1,156          $  886
---------------------------------------------------------------------------
Reserve for impaired loans (a)                       $  348          $  268
---------------------------------------------------------------------------
Quarterly average balance of impaired loans          $1,069          $1,007
---------------------------------------------------------------------------

(a) The reserve for impaired loans is part of the Corporation's overall reserve for credit losses.

     At June 30, 2001 and March 31, 2001, FleetBoston had AHAD with a net carrying value of $125 million and $177 million, respectively, none of which were accruing interest. At December 31, 2000, the net carrying value of AHAD was $138 million, of which approximately $136 million was not accruing interest. Transfers to this category are made in accordance with management's intention to focus appropriate resources on the disposition of these assets. Such assets are classified as other assets in the consolidated balance sheet.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESERVE FOR CREDIT LOSSES ACTIVITY

-------------------------------------------------------------------------------------------
Six months ended June 30                                           2001               2000
Dollars in millions
-------------------------------------------------------------------------------------------
Balance at beginning of year                                     $ 2,709            $ 2,816
Loans charged off                                                   (717)              (710)
Recoveries of loans charged off                                      125                107
-------------------------------------------------------------------------------------------
    Net charge-offs                                                 (592)              (603)
Provision for credit losses                                          630                655
Divestitures/Acquisitions/Other                                       (1)               (62)
-------------------------------------------------------------------------------------------
Balance at end of period                                         $ 2,746            $ 2,806
-------------------------------------------------------------------------------------------
Ratios of net charge-offs to average loans                           .90%               .85%
-------------------------------------------------------------------------------------------
Ratios of reserve for credit losses to period-end loans             2.13               2.04
-------------------------------------------------------------------------------------------
Ratios of reserve for credit losses to period-end NPLs               202                264
-------------------------------------------------------------------------------------------

     The reserve for credit losses to period-end loans at June 30, 2001 increased to 2.13% from 2.04% at June 30, 2000. The increase was the result of the provision for credit losses exceeding net charge-offs by $38 million in 2001, coupled with a lower level of loans. Further information with respect to the reserve for credit losses is included in the "Reserve for Credit Losses" section of Management's Discussion and Analysis contained in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

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

MARKET RISK MANAGEMENT

     FleetBoston is exposed to market risk both in its balance sheet management activities and its trading activities. The market risk management process for these activities applies to both balance sheet and off-balance sheet exposures.

Balance Sheet Management -
U.S. Dollar Denominated Risk

     U.S. dollar denominated assets and liabilities comprise the majority of the consolidated balance sheet. Interest rate risk is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed, and results almost entirely from domestic operations.

     To measure interest rate risk, FleetBoston performs net interest income simulation analysis, which involves projecting future net interest income from assets, liabilities, and derivative positions over a 1-3 year horizon in various interest rate scenarios.

     The following table reflects the estimated exposure of net interest income for the next 12 months due to an immediate shift in forecasted interest rates.

                        Estimated Exposure to
   Rate Change           Net Interest Income
  (Basis Points)            (In millions)
--------------------------------------------------------
                 June 30,      March 31,        Dec. 31,
                     2001           2001            2000
--------------------------------------------------------
      +200          $  92          $  68           $(121)
      -200            339           (137)             97
--------------------------------------------------------

     Management believes that the exposure of the Corporation's net interest income to modest changes in interest rates, such as the easing by the Federal Reserve Board currently built into the base forecast scenario, is insignificant. Furthermore, the current balance sheet position would tend to benefit from any sudden, severe change in interest rates.

     Estimated net interest income exposures changed materially from the prior quarter-end, especially in a scenario of declining interest rates. These changes were a direct result of interest rate risk management strategy. During the quarter, FleetBoston added interest rate floors and principal-only mortgage-backed securities to hedge exposures to lower short- and long-term interest rates.

     FleetBoston also performs valuation analysis, which involves projecting future cash flows from assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The "Economic Value of Equity"
(EVE) is the estimated net present value of these discounted cash flows.

     The following table reflects estimated EVE exposures assuming an immediate shift in interest rates. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact.

                        Estimated Exposure to
   Rate Change             Economic Value
  (Basis Points)            (In millions)
---------------------------------------------------------
                 June 30,       March 31,        Dec. 31,
                     2001            2001            2000
---------------------------------------------------------
      +200          $(231)          $(399)          $(611)
      +100           (152)           (372)           (155)
      -100             92             150            (315)
      -200           (277)           (343)           (451)
---------------------------------------------------------

     As indicated, an immediate 200 basis point change in interest rates in either direction would reduce EVE, but by an amount that is well within Board-approved limits.

     Estimated EVE exposures at June 30, 2001 are more modest compared to those at March 31, 2001. These changes reflect the sale of the mortgage banking business, which eliminated exposure to the prepayment risk associ-

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ated with mortgage servicing rights, as well as the impact of the aforementioned risk management strategy.

Risk Management Instruments

----------------------------------------------------------------------------------------------------------------
                                                             Weighted
                                                              Average                        Weighted  Average
June 30, 2001                               Notional          Maturity        Fair                  Rate
Dollars in millions                           Value           (Years)        Value        Receive           Pay
----------------------------------------------------------------------------------------------------------------
DOMESTIC INTEREST RATE RISK
 MANAGEMENT INSTRUMENTS
Interest rate swaps:
  Receive fixed/ pay variable
    hedging:
        variable-rate loans                 $10,100
        fixed-rate deposits                     340
        short-term debt                         430
        long-term debt                        3,835
                                            -------
                                             14,705              3.4        $  860        6.33%             4.54%
                                            -------
  Options hedging:
       variable-rate loans                   12,000
       securities                               500
       fixed-rate deposits                      105
       long-term debt                           250
                                            -------
                                             12,855              4.0           155        --                  --
----------------------------------------------------------------------------------------------------------------
  Total domestic interest rate risk
    management instruments                   27,560              3.7         1,015        6.33%             4.54%
----------------------------------------------------------------------------------------------------------------
INTERNATIONAL INTEREST RATE RISK
MANAGEMENT INSTRUMENTS
Interest rate swaps hedging
   foreign currency denominated
   variable-rate deposits                       145              1.8            (1)       4.98%             5.44%

----------------------------------------------------------------------------------------------------------------
  Total international interest rate
     risk management instruments                145              1.8            (1)       4.98%             5.44%
----------------------------------------------------------------------------------------------------------------
Total hedges of net interest income         $27,705              3.7        $1,014        6.32%             4.55%
----------------------------------------------------------------------------------------------------------------
FOREIGN EXCHANGE RISK MANAGEMENT
INSTRUMENTS
Swaps hedging foreign currency
  denominated repurchase and resale
  agreements                                $   602              2.0        $   26          --                --

Forward contracts hedging foreign
  currency denominated fixed-
  rate loans; fixed-rate deposits               826               .9            (4)         --                --

Futures hedging foreign
  currency denominated resale
  agreements                                  1,736               .8            --          --                --
----------------------------------------------------------------------------------------------------------------
Total hedges of foreign
  exchange                                  $ 3,164              1.1        $   22          --                --
----------------------------------------------------------------------------------------------------------------
Total risk management instruments           $30,869              3.4        $1,036        6.32%             4.55%
----------------------------------------------------------------------------------------------------------------

Trading Activities

     FleetBoston's trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

     FleetBoston uses a VAR methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in its activities. This methodology is more fully described on page 21 of the Corporation's Current Report on Form 8-K dated May 4, 2001. Under this methodology, aggregate VAR averaged $40 million daily for the six months ended June 30, 2001, essentially unchanged from the daily average for all of 2000. At June 30, 2001, total VAR usage measured $38 million. In no instance during the current year did FleetBoston's daily VAR measure exceed the approved limit.

     For the six months ended June 30, 2001, most of the price risk in the Corporation's trading activities arose from interest rate risk, which includes directional and spread components, and averaged $23 million, or 59% of aggregate VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, and in the Argentine and Brazilian sovereign and high-end corporate bond markets.

     The contribution to FleetBoston's VAR from equity trading activities for the first half of 2001 decreased somewhat, to an average of $9 million, or 23% of aggregate VAR. The individual activities that generate most of these risks include the Corporation's large NYSE specialist firm, as well as NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

     Risk from foreign exchange trading activities for the six months ended June 30, 2001 remained moderate at an average of $7 million, or 18% of aggregate
VAR. The majority of foreign exchange risk arises from the Corporation's Argentine and Brazilian operations, which establish currency positions with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. During the first half of 2001, the Corporation primarily maintained local currency assets funded with U.S. dollars. The daily average for the Argentine exposure measured $247 million, while the daily average for the Brazilian exposure measured $17 million. This compares with a daily average of $366 million and $11 million, respectively, for the first six months of 2000.

     FleetBoston's independent Market Risk Management function routinely validates FleetBoston's measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the current year did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

     For the six months ended June 30, 2001, daily trading-related revenues, which include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $19.7 million to a profit of $22.6 million. For the 2000 period, such revenues ranged from a loss of $.9 million to a profit of $18 million. Over the 2001 period, VAR with a one-day holding period ranged from $21 million to $36 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY RISK MANAGEMENT

     The objective of liquidity risk management is to assure the ability of FleetBoston and its subsidiaries to meet their financial obligations, including the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Further information with respect to liquidity risk management, including sources of liquidity for FleetBoston and its banking and nonbanking subsidiaries, is included in the "Liquidity Risk Management" section of Management's Discussion and Analysis contained in FleetBoston's Current Report on Form 8-K dated May 4, 2001.

     At June 30, 2001, the parent company had commercial paper outstanding of $1.2 billion, compared with $1 billion at December 31, 2000. The parent company had excess funds at June 30, 2001 of $1 billion compared to $1.7 billion at December 31, 2000. The parent company has backup lines of credit totaling $1 billion to provide funding should commercial paper not be available. At June 30, 2001 and December 31, 2000, the parent company had no outstanding balances under these lines of credit.

     At June 30, 2001, the parent company had $1.6 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the SEC. Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

CAPITAL MANAGEMENT

Capital Ratios

----------------------------------------------------------------------------------------
                                     June 30,             Dec. 31,              June 30,
                                         2001                 2000                  2000
----------------------------------------------------------------------------------------
Risk-adjusted assets
  (in millions)                      $201,757             $212,438              $218,505
Tier 1 risk-based capital ratio
  (4% minimum)                           8.47%                8.08%                 7.58%
Total risk-based capital ratio
  (8% minimum)                          12.25                11.87                 11.50
Leverage (3% minimum)                    8.29                 8.01                  7.54
Common equity to assets                  9.38                 8.58                  7.97
Total equity to assets                   9.54                 8.84                  8.23
Tangible common equity
  to assets                              7.41                 6.64                  6.05
Tangible common equity to
  managed assets                         6.84                 6.18                  5.68
Tangible total equity to assets          7.57                 6.90                  6.31
----------------------------------------------------------------------------------------

     At June 30, 2001, FleetBoston exceeded all regulatory required minimum capital ratios, as its Tier 1 and Total risk-based capital ratios were 8.47% and 12.25%, respectively, compared with 8.08% and 11.87%, respectively, at December 31, 2000. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 8.29% at June 30, 2001 compared with 8.01% at December 31, 2000.

     On April 15, 2001, the Corporation redeemed all of the outstanding shares of its 7.25% Series V perpetual preferred stock at its aggregate liquidation value of $191 million. On April 25, 2001, FleetBoston repurchased 189,420 of the 600,000 outstanding shares of its 6.75% Series VI perpetual preferred stock, having an aggregate liquidation value of $47.4 million, and on July 11, 2001, repurchased an additional 28,130 shares having an aggregate liquidation value of $7 million. The Corporation may repurchase additional shares of its preferred stock from time to time, subject to market conditions, capital requirements and other factors.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains statements relating to future results of FleetBoston (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to (1) changes in general political and economic conditions, either domestically or internationally, including the continuing weakness in the Latin American economies, particularly Argentina, and the potential impact of those economies on the economies of other countries; (2) further deterioration in credit quality, including the resultant effect on the level of the Corporation's NPA's and charge-offs; (3) interest rate and currency fluctuations, equity and bond market fluctuations and perceptions, including continued weakness in the global capital markets and the impact of such weakness on the Corporation's Principal Investing and other capital markets businesses;
(4) changes in the competitive environment for financial services organizations and the Corporation's ability to manage those changes and to continue to develop competitive products and services; (5) legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; (6) technological changes, including the impact of the Internet on the Corporation's businesses; (7) the ability of the Corporation to fully realize expected cost savings and to realize those savings within the expected timeframes; and (8) the level of costs related to the integration of acquired businesses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT ACCOUNTING DEVELOPMENTS

     The FASB recently issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Corporation will adopt the new standard on January 1, 2002, and is currently evaluating the potential impact of the standard on its financial position and results of operations.

                        FLEETBOSTON FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three months ended                Six months ended
                                                                                  June 30                          June 30
Dollars in millions, except per share amounts                              2001             2000            2001             2000
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Interest and fees on loans and leases                                   $ 2,836          $ 3,274         $ 5,916          $ 6,542
 Interest on securities and trading assets                                   477              641           1,090            1,257
 Other                                                                       253              148             478              380
----------------------------------------------------------------------------------------------------------------------------------
    Total interest income                                                  3,566            4,063           7,484            8,179
----------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits of domestic offices                                                662              795           1,434            1,585
 Deposits of international offices                                           276              297             576              594
 Short-term borrowings                                                       259              375             620              810
 Long-term debt                                                              427              499             937              977
 Other                                                                        41               73              97              141
----------------------------------------------------------------------------------------------------------------------------------
    Total interest expense                                                 1,665            2,039           3,664            4,107
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                        1,901            2,024           3,820            4,072
----------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses                                                  315              335             630              655
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for credit losses                      1,586            1,689           3,190            3,417
----------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Banking fees and commissions                                                406              403             796              808
 Investment services revenue                                                 363              450             751              976
 Credit card revenue                                                         162              177             327              343
 Processing-related revenue                                                   74              153             262              313
 Capital markets revenue                                                    (100)             820              (6)           1,880
 Gains on branch divestitures                                                263              313             353              679
 Other                                                                       158              151             367              288
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest income                                               1,326            2,467           2,850            5,287
----------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Employee compensation and benefits                                          985            1,273           2,029            2,817
 Occupancy and equipment                                                     277              298             563              610
 Intangible asset amortization                                                98               97             198              194
 Legal and other professional                                                 62               90             131              178
 Marketing and public relations                                               58               77             121              156
 Merger- and restructuring-related charges                                    38               25             525               62
 Loss on sale of mortgage banking business                                   101               --             428               --
 Other                                                                       440              606             916            1,194
----------------------------------------------------------------------------------------------------------------------------------
    Total noninterest expense                                              2,059            2,466           4,911            5,211
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   853            1,690           1,129            3,493
Applicable income taxes                                                      322              719             457            1,446
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $   531          $   971         $   672          $ 2,047
----------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average common shares outstanding (in millions)         1,094.5          1,101.8         1,095.2          1,099.5
Net income applicable to common shares                                   $   523          $   961         $   655          $ 2,028
Basic earnings per share                                                     .48              .89             .60             1.88
Diluted earnings per share                                                   .48              .87             .60             1.84
Dividends declared                                                           .33              .30             .66              .60
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


---------------------------------------------------------------------------------------------------------------------------
                                                                                               June 30,        December 31,
Dollars in millions, except per share amounts                                                      2001                2000
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash, due from banks and interest-bearing deposits                                            $  12,586           $  12,826
Federal funds sold and securities purchased under agreements to resell                            6,994               1,959
Trading assets                                                                                    5,261               7,108
Mortgages held for sale                                                                             690               2,138
Securities (market value: $24,591 and $34,932)                                                   24,587              34,964
Loans and leases                                                                                129,066             134,834
Reserve for credit losses                                                                        (2,746)             (2,709)
---------------------------------------------------------------------------------------------------------------------------
Net loans and leases                                                                            126,320             132,125
---------------------------------------------------------------------------------------------------------------------------
Due from brokers/dealers                                                                          4,701               2,987
Premises and equipment                                                                            2,878               2,867
Mortgage servicing rights                                                                            --               2,695
Intangible assets                                                                                 4,294               4,557
Other assets                                                                                     13,789              14,859
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $ 202,100           $ 219,085
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Domestic:
    Noninterest bearing                                                                       $  25,166           $  29,707
    Interest bearing                                                                             78,438              80,073
  International:
    Noninterest bearing                                                                           2,412               1,628
    Interest bearing                                                                             18,787              17,331
---------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                                             124,803             128,739
---------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities sold under agreements to repurchase                        8,666              12,955
Other short-term borrowings                                                                       6,729              10,151
Trading liabilities                                                                               1,858               2,540
Due to brokers/dealers                                                                            4,479               4,122
Long-term debt                                                                                   27,816              31,684
Accrued expenses and other liabilities                                                            8,473               9,533
---------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                          182,824             199,724
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock                                                                                     328                 566
Common stock, par value $.01 (1,086.0 million shares issued in 2001 and
   1,100.1 million shares issued in 2000)                                                            11                  11
Common surplus                                                                                    4,019               4,814
Retained earnings                                                                                14,562              14,561
Accumulated other comprehensive income                                                              422                  40
Treasury stock, at cost (1.0 million shares in 2001 and 14.6 million shares in 2000)                (66)               (631)
---------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                  19,276              19,361
---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                    $ 202,100           $ 219,085
---------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                                                        Other
Six months ended June 30                          Preferred      Common     Common   Retained   Comprehensive    Treasury
Dollars in millions, except per share amounts         Stock       Stock    Surplus   Earnings   Income/(Loss)       Stock     Total
-----------------------------------------------------------------------------------------------------------------------------------
2000
----
Balance at December 31, 1999                        $   691     $    11    $ 5,273    $12,020         $   301     $  (222)  $18,074
Net income                                                                              2,047                                 2,047
Other comprehensive income, net of taxes:
  Change in unrealized gain on securities
     available for sale, net of taxes and
     reclassification adjustment                                                                         (628)
  Change in translation adjustment, net of
     taxes                                                                                                  5
                                                                                                      -------
    Other comprehensive income                                                                           (623)                 (623)
                                                                                                                            -------
       Total comprehensive income                                                                                             1,424
Cash dividends declared on common stock
  ($.60 per share)                                                                       (541)                                 (541)
Cash dividends declared by pooled company
  prior to merger                                                                        (119)                                 (119)
Cash dividends declared on preferred stock                                                (19)                                  (19)
Common stock issued in connection with
  dividend reinvestment and employee
  benefit plans                                                                (26)         3                         109        86
Business combinations                                                          (26)                                   130       104
Redemption of preferred stock                          (125)                                                                   (125)
Treasury stock purchased                                                                                              (86)      (86)
Settlement of forward purchase contracts                                                                             (679)     (679)
Other, net                                                                     (11)                                     1       (10)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                            $   566     $    11    $ 5,210    $13,391         $  (322)    $  (747)  $18,109
-----------------------------------------------------------------------------------------------------------------------------------

2001
----
Balance at December 31, 2000                        $   566     $    11    $ 4,814    $14,561         $    40     $  (631)  $19,361
Net income                                                                                672                                   672
Other comprehensive income, net of taxes:
  Change in unrealized gain on securities
     available for sale, net of taxes and
     reclassification adjustment                                                                           (9)
  Change in translation adjustment, net of
     taxes                                                                                                  2
  Change in derivative instruments, net of taxes:
    Cumulative effect of adopting SFAS No. 133                                                            204
    Net change in fair values of derivatives                                                               61
    Net losses reclassified to statement of
      income                                                                                              124
                                                                                                      -------
      Other comprehensive income                                                                          382                   382
                                                                                                                            -------
        Total comprehensive income                                                                                            1,054
Cash dividends declared on common stock
   ($.66 per share)                                                                      (716)                                 (716)
Cash dividends declared on preferred stock                                                (17)                                  (17)
Common stock issued in connection with
  dividend reinvestment and employee benefit
  plans                                                                        160         62                         114       336
Redemption and repurchase of preferred stock           (238)                                                                   (238)
Exercise of common stock warrants                                               77                                               77
Treasury stock purchased                                                                                             (581)     (581)
Retirement of treasury stock                                                (1,033)                                 1,033        --
Other, net                                                                       1                                     (1)       --
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                            $   328     $    11    $ 4,019    $14,562         $   422     $   (66)  $19,276
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


---------------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                                                           2001               2000
In millions
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $    672           $  2,047
Adjustments for noncash items:
  Depreciation and amortization of premises and equipment                                            299                307
  Amortization of mortgage servicing rights                                                          122                192
  Amortization of other intangible assets                                                            198                194
  Provision for credit losses                                                                        630                655
  Deferred income tax (benefit)/expense                                                             (388)               231
  Securities losses                                                                                  211                 48
  Merger- and restructuring-related charges                                                          525                 62
  Gains on branch divestitures                                                                      (353)              (679)
  Loss on sale of mortgage banking business                                                          428                 --
  Write-downs of principal investing investments                                                     602                 --
Originations and purchases of mortgages held for sale                                             (9,211)            (7,343)
Proceeds from sales of mortgages held for sale                                                     6,086              7,514
Decrease/(increase) in trading assets                                                              1,834               (356)
Decrease in trading liabilities                                                                     (682)              (329)
Increase in due from brokers/dealers                                                              (1,714)              (152)
Decrease in accrued receivables, net                                                               1,028                156
Increase in due to brokers/dealers                                                                   357                305
(Decrease)/increase in accrued liabilities, net                                                   (1,168)             1,439
Other, net                                                                                           559             (2,234)
---------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by operating activities                                                   35              2,057
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in federal funds sold and securities purchased under agreements to resell            (5,035)              (289)
Purchases of securities available for sale                                                       (13,408)            (6,738)
Proceeds from sales of securities available for sale                                              18,277              5,480
Proceeds from maturities of securities available for sale                                          4,763              1,498
Purchases of securities held to maturity                                                            (386)              (407)
Proceeds from maturities of securities held to maturity                                              434              1,264
Net cash and cash equivalents received from businesses acquired                                       --                 15
Proceeds from sales of loan portfolios by banking subsidiary                                       2,497              1,400
Net decrease/(increase) in loans and leases                                                        2,606             (3,537)
Net cash received in conjunction with branch divestitures and sales of businesses                  6,849                313
Purchase of investment in corporate-owned life insurance                                              --               (192)
Purchases of premises and equipment                                                                 (396)              (333)
Purchases of mortgage servicing rights                                                               (53)               (79)
---------------------------------------------------------------------------------------------------------------------------
     Net cash flow provided by/(used in) investing activities                                     16,148             (1,605)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                          (3,660)              (765)
Net decrease in short-term borrowings                                                             (7,711)            (1,225)
Proceeds from issuance of long-term debt                                                             979              5,602
Repayments of long-term debt                                                                      (4,847)            (3,521)
Proceeds from issuance of common stock and exercise of warrants                                      413                 86
Repurchase of common stock                                                                          (581)               (86)
Settlement of forward purchase contracts                                                              --               (679)
Redemption and repurchase of preferred stock                                                        (238)              (125)
Cash dividends paid                                                                                 (723)              (680)
---------------------------------------------------------------------------------------------------------------------------
     Net cash flow used in financing activities                                                  (16,368)            (1,393)
---------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation on cash                                                       (55)                (4)
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                           (240)              (945)
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                                  12,826             11,860
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 12,586           $ 10,915
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
  Interest paid                                                                                 $  3,581           $  4,317
  Income taxes paid                                                                                  605              1,105
---------------------------------------------------------------------------------------------------------------------------

See accompanying Condensed Notes to Consolidated Financial Statements.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

     Prior period financial statements reflect the acquisition of Summit Bancorp. (Summit), which was completed in March 2001 and accounted for as a pooling of interests. This information should be read in conjunction with FleetBoston's Current Report on Form 8-K dated May 4, 2001, which contains restated consolidated financial statements for the year ended December 31, 2000 reflective of the Summit acquisition, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

NOTE 2. MERGER, ACQUISITION AND DIVESTITURE ACTIVITIES

     In connection with the Summit acquisition, aggregate charges totaling $718 million were recorded in the first quarter of 2001. These charges were composed of $453 million of merger- and restructuring-related charges and integration costs, and $265 million of losses on sales of securities available for sale, which were completed as part of a repositioning of the combined balance sheet. An additional $93 million of merger-related costs were recorded in the second quarter of 2001. The merger- and restructuring-related charges and integration costs are more fully described in Note 5.

     FleetBoston completed the sale of its mortgage banking business in the second quarter of 2001. An additional pre-tax loss on the sale of approximately $101 million was recorded in other noninterest expense.

     In June 2001, FleetBoston announced a definitive agreement to purchase the asset management businesses of Liberty Financial Companies, Inc. for approximately $1 billion, consisting of $900 million in cash and the assumption of $110 million in revolving debt. This transaction, which is expected to add approximately $50 billion to FleetBoston's assets under management, is subject to regulatory approvals, and is expected to be completed in the second half of 2001.

     In the second quarter of 2001, FleetBoston recorded gains of $243 million on branch divestitures associated with the BankBoston merger, and a total of $333 million during the six months ended June 30, 2001.

NOTE 3. LOANS AND LEASES

     The following table presents details of loan and lease financing balances:

-------------------------------------------------------------------
                                         June 30,          Dec. 31,
In millions                                2001              2000
-------------------------------------------------------------------
Domestic:
  Commercial and industrial              $ 51,642          $ 56,147
  Commercial real estate                   11,447            11,641
  Home equity                              11,662            12,507
  Residential real estate                   9,917            11,425
  Credit card                               4,891             5,126
  Other consumer                            5,774             7,265
  Lease financing                          13,796            13,567
-------------------------------------------------------------------
Total domestic loans and leases           109,129           117,678
-------------------------------------------------------------------
International loans and leases             19,937            17,156
-------------------------------------------------------------------
Total loans and leases                   $129,066          $134,834
-------------------------------------------------------------------

NOTE 4. RESERVE FOR CREDIT LOSSES

     A summary of activity in the reserve for credit losses follows:

------------------------------------------------------------------
Six months ended June 30                   2001              2000
In millions
------------------------------------------------------------------
Balance at beginning of year             $ 2,709           $ 2,816
Gross charge-offs:
  Domestic:
     Commercial and industrial               415               379
     Commercial real estate                    2                 5
     Residential real estate                   1                 4
     Credit card                             146               159
     Other consumer                           51                68
     Lease financing                          28                15
  International                               74                80
------------------------------------------------------------------
Total gross charge-offs                      717               710
------------------------------------------------------------------
Recoveries:
  Domestic:
     Commercial and industrial                56                36
     Commercial real estate                    5                 5
     Residential real estate                   1                 1
     Credit card                              18                18
     Other consumer                           14                22
     Lease financing                           5                 3
  International                               26                22
------------------------------------------------------------------
Total recoveries                             125               107
------------------------------------------------------------------
Net charge-offs                              592               603
Provision for credit losses                  630               655
Divestitures/Acquisitions/Other               (1)              (62)
------------------------------------------------------------------
Balance at end of period                 $ 2,746           $ 2,806
------------------------------------------------------------------

NOTE 5. MERGER- AND RESTRUCTURING- RELATED CHARGES

     In the first quarter of 2001, FleetBoston recorded aggregate merger- and restructuring-related charges of $487 million in connection with the Summit merger and a restructuring of its capital markets-related businesses. Of the $487 million, $408 million related to Summit and $79

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


million primarily related to capital markets. The $408 million charge was composed of $73 million of merger charges, $322 million of restructuring-related charges, and $13 million of accelerated depreciation of assets to be disposed of at a later date, which resulted from revisions to the estimated useful lives of assets currently in use that will be disposed when the Summit integration has been completed.

     In addition to the merger- and restructuring-related charges, FleetBoston incurred $45 million of merger integration costs in the first quarter. These integration costs, which are expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications.

     During the second quarter of 2001, aggregate costs of $93 million, composed of $38 million and $55 million of additional accelerated depreciation and integration costs, respectively, were recorded.

     In 1999, the Corporation recorded $467 million of restructuring charges in connection with the BankBoston merger. Additional information concerning these 1999 charges is included in Note 14 to the Consolidated Financial Statements included in the Corporation's Current Report on Form 8-K dated May 4, 2001. During the second quarter of 2001, $14 million of such charges were reversed, primarily related to severance and facilities accruals which were not fully utilized.

RESTRUCTURING-RELATED CHARGES

Summit

     Of the $322 million restructuring-related charge, $150 million related to personnel, $96 million related to asset write-downs and contract cancellations, $60 million related to facilities and $16 million related to other restructuring expenses.

     Personnel-related costs of $150 million included severance, benefit program changes and outplacement services for approximately 2,700 positions identified during the first quarter for elimination in connection with restructuring, principally as a result of the elimination of duplicate functions within the combined company. During the first six months of 2001, approximately $35 million of personnel-related benefits were paid and approximately 890 employees were terminated and left the Corporation.

     Asset write-downs and contract cancellation costs of $96 million related to costs to dispose of duplicate or obsolete equipment and computer software, and penalties incurred to cancel leases and other contracts. During the first six months of 2001, $6 million of costs were paid and $49 million of write-downs were recorded.

     Facilities charges of $60 million represented minimum lease payments related to duplicate branch and other facilities. Other costs of $16 million included expenses and various other costs incurred to merge the two companies. During the first six months of 2001, $9 million of other costs were paid.

Capital Markets

     Of the $79 million charge, $52 million related to severance, benefit program changes and outplacement services for approximately 750 positions identified during the first quarter for elimination in connection with the restructuring; $23 million of costs related to future lease obligations and write-downs of capitalized assets; and $4 million of other restructuring expenses. During the first six months of 2001, approximately 675 employees were terminated and left the Corporation, and $25 million of related benefits were paid.

     The following table presents activity in restructuring-related accruals during the six months ended June 30, 2001.

Restructuring Accrual Activity

-------------------------------------------------------------------
                                   Summit & Capital
                                            Markets      BankBoston
-------------------------------------------------------------------
Balance at December 31, 2000                  $  --           $ 146
Restructuring accrual/(reversal)                401             (14)
Cash payments                                   (75)            (84)
Noncash write-downs                             (49)             --
-------------------------------------------------------------------
Balance at June 30, 2001                      $ 277           $  48
-------------------------------------------------------------------

     The $84 million of cash payments included in the table above related to the BankBoston merger consisted of $70 million of personnel benefits, $13 million in facilities charges, and $1 million of other restructuring expenses. The remaining accrual at June 30, 2001 is composed primarily of expected cash outlays related to severance and facilities obligations.

NOTE 6. LINE OF BUSINESS INFORMATION

     Information about operating segments for the quarters and six months ended June 30, 2001 and 2000 is included in the "Line of Business Information" section of Management's Discussion and Analysis included in this Report.

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 7. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30                                         2001                                      2000
------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts             BASIC              DILUTED                BASIC              DILUTED
------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        1,083,752,849        1,083,752,849        1,080,746,859        1,080,746,859
Additional shares due to:
  Stock options                                              --           10,766,704                   --            9,224,658
  Warrants                                                   --                   --                   --           11,834,503
------------------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           1,083,752,849        1,094,519,553        1,080,746,859        1,101,806,020
==============================================================================================================================
Earnings per share:
Net income                                                 $531                 $531                 $971                 $971
Less preferred stock dividends                               (8)                  (8)                 (10)                 (10)
------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                $523                 $523                 $961                 $961
==============================================================================================================================

Total equivalent shares                           1,083,752,849        1,094,519,553        1,080,746,859        1,101,806,020
==============================================================================================================================

Earnings per share                                         $.48                 $.48                 $.89                 $.87
==============================================================================================================================



------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30                                           2001                                       2000
------------------------------------------------------------------------------------------------------------------------------
Dollars in millions, except per share amounts             BASIC              DILUTED                BASIC              DILUTED
------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding                        1,083,626,155        1,083,626,155        1,080,649,280        1,080,649,280
Additional shares due to:
  Stock options                                              --           11,296,677                   --            7,599,817
  Warrants                                                   --              274,706                   --           11,249,023
------------------------------------------------------------------------------------------------------------------------------
Total equivalent shares                           1,083,626,155        1,095,197,538        1,080,649,280        1,099,498,120
==============================================================================================================================
Earnings per share:
Net income                                                 $672                 $672               $2,047               $2,047
Less preferred stock dividends                              (17)                 (17)                 (19)                 (19)
------------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                $655                 $655               $2,028               $2,028
==============================================================================================================================

Total equivalent shares                           1,083,626,155        1,095,197,538        1,080,649,280        1,099,498,120
==============================================================================================================================

Earnings per share                                         $.60                 $.60                $1.88                $1.84
==============================================================================================================================

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

NOTE 9. SECURITIZATIONS OF ASSETS

     During the first six months of 2001, FleetBoston sold approximately $1.7 billion of credit card receivables and approximately $750 million of home equity loans in new securitization transactions. The Corporation will receive annual servicing fees as compensation for servicing the outstanding balances. The Corporation's aggregate retained interests related to these new transactions are subordinate to investors' interests, and the values of the retained interests are subject to credit, prepayment and interest rate risks related to the transferred assets. Gains recognized on the securitizations were not significant.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     FleetBoston adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of January 1, 2001. The adoption resulted in an after-tax increase to other comprehensive income, a component of stockholders' equity, of approximately $200 million, and an increase of approximately $14 million to other noninterest income ($8 million after-tax). Concurrent with adoption of the Standard, and as

                        FLEETBOSTON FINANCIAL CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


permitted by its provisions, approximately $5 billion of securities held to maturity were reclassified as securities available for sale. This reclassification resulted in an after-tax loss of approximately $160 million, which was recorded in other comprehensive income.

     In the normal course of business, FleetBoston enters into a variety of interest rate and foreign exchange derivative contracts in connection with its balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and its trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. For additional information with respect to the Corporation's use of derivatives, including related accounting policies, refer to Notes 2 and 11 of the Condensed Notes to Consolidated Financial Statements included in FleetBoston's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

BALANCE SHEET MANAGEMENT ACTIVITIES

     In connection with balance sheet management activities, non-trading derivative financial instruments are used to manage market risk, primarily interest rate risk.

     FAIR VALUE HEDGES. Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the Corporation's overall interest rate risk management process.

     For the quarter and six months ended June 30, 2001, FleetBoston recognized net pre-tax losses of approximately $115 million and $131 million, respectively, which represented the ineffective portion of all fair value hedges, primarily hedges of mortgage servicing rights, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness for the quarter and six months ended June 30, 2001 were losses of approximately $5 million and $19 million, respectively. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

     CASH FLOW HEDGES. Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

     For the quarter and six months ended June 30, 2001, FleetBoston recognized net pre-tax gains of approximately $.1 million and $.5 million, respectively, which represented the total ineffectiveness of all cash flow hedges.

     Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2001, approximately $214 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

     HEDGES OF NET INVESTMENTS IN FOREIGN OPERATIONS. Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the quarter and six months ended June 30, 2001, net after-tax gains related to these derivatives, recorded in other comprehensive income, were approximately $6 million.

CREDIT RISK

     The use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage its level of credit exposure, FleetBoston deals only with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments are included in other liabilities in the consolidated balance sheet.

     Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $1,063 million at June 30, 2001, versus $690 million at March 31, 2001. Foreign exchange derivative instruments had credit exposure of $43 million at June 30, 2001, versus $103 million at March 31, 2001. Trading derivatives had credit exposure of $2.2 billion at June 30, 2001, versus $2.7 billion at March 31, 2001.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit Index

    Exhibit
    Number

      3(a) Certificate of Correction filed with the Rhode Island Secretary of State correcting a typographical error in the Corporation's Restated Articles of Incorporation.

      3(b) Certificate of Votes filed with the Rhode Island Secretary of State reducing the number of reserved shares of the Corporation's Cumulative Participating Junior Preferred Stock.

      3(c) Statement of Resolutions establishing the Corporation's Cumulative Participating Junior Preferred Stock (Series 2000) as a Series of Preferred Stock, filed with the Rhode Island Secretary of State.

     12        Computation of Consolidated Ratios of Earnings to Fixed Charges.

(b)  Current Reports on Form 8-K

     FleetBoston filed three Current Reports on Form 8-K during the period from April 1, 2001 to the date of the filing of this report.

     - Current Report on Form 8-K, dated April 17, 2001, announcing the Corporation's first quarter 2001 earnings.

     - Current Report on Form 8-K, dated May 4, 2001, containing restated consolidated financial statements of the Corporation reflecting the merger with Summit Bancorp, which was completed on March 1, 2001.

     - Current Report on Form 8-K, dated July 18, 2001, announcing the Corporation's second quarter 2001 earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        FleetBoston Financial Corporation
                        ---------------------------------
                                  (Registrant)



     /s/ Eugene M. McQuade                     /s/ Ernest L. Puschaver
     -----------------------                   ------------------------
        Eugene M. McQuade                         Ernest L. Puschaver
        Vice Chairman and                      Chief Accounting Officer
     Chief Financial Officer


DATE: August 13, 2001