Form 10-Q
period 2001-09-30
FLEETBOSTON FINANCIAL CORP
filed 2001-11-14
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended September 30, 2001

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period to

Commission File Number 1-6366

FLEETBOSTON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0341324 (IRS Employer Identification No.)

100 Federal Street Boston, Massachusetts (Address of principal executive office)	02110 (Zip Code)

(617) 434-2200
(Registrant’s telephone number, including area code)

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

The number of shares of common stock of the Registrant outstanding as of October 31, 2001 was 1,045,022,194.

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2001
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FleetBoston Financial Corporation (FleetBoston or the Corporation), a diversified financial services company with over $200 billion in assets headquartered in Boston, Massachusetts, is currently the seventh-largest financial holding company in the United States based on total assets. Among its principal businesses are commercial banking; consumer banking; investment services; principal investing; securities brokerage, market-making and clearing services; credit cards; and full service banking in Latin America.

         This discussion and analysis updates, and should be read in conjunction with, Management’s Discussion and Analysis included in FleetBoston’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2001 and March 31, 2001 and its Current Report on Form 8-K dated May 4, 2001. Such Form 8-K contains restated consolidated financial statements for the year ended December 31, 2000 which give retroactive effect to the acquisition of Summit Bancorp. (Summit), which was completed on March 1, 2001 and was accounted for as a pooling of interests. All prior period information included in this discussion and analysis has been restated to reflect the Summit acquisition.

FINANCIAL SUMMARY

	Three months		Nine months
	ended Sept. 30		ended Sept. 30
Dollars in millions,
except per share amounts	2001	2000	2001	2000

Earnings

Net interest income (FTE)(a)	$1,860	$1,947	$5,713	$6,054

Noninterest income	1,610	2,264	4,461	7,552

Noninterest expense	1,897	2,290	6,809	7,502

Provision for credit losses	325	325	955	980

Net income	766	969	1,438	3,016

Per Common Share

Basic earnings	$.70	$.89	$1.31	$2.76

Diluted earnings	.70	.87	1.29	2.72

Cash dividends declared	.33	.30	.99	.90

Book value	18.09	16.60	18.09	16.60

Ratios

Return on average assets	1.47%	1.78%	.91%	1.79%

Return on average common equity	15.56	21.59	9.88	23.04

Total equity to assets (period-end)	9.80	8.48	9.80	8.48

Tangible common equity to assets	7.72	6.29	7.72	6.29

Tier 1 risk-based capital ratio	8.86	7.81	8.86	7.81

Total risk-based capital ratio	12.58	11.73	12.58	11.73

Leverage ratio	8.74	7.73	8.74	7.73

At September 30

Total assets	$201,862	$218,447	$201,862	$218,447

Loans and leases	127,820	136,413	127,820	136,413

Deposits	126,385	125,624	126,385	125,624

Long-term debt	25,473	33,836	25,473	33,836

Stockholders’ equity	19,775	18,526	19,775	18,526

Nonperforming assets	1,561	1,222	1,561	1,222

(a)	The fully taxable equivalent (FTE) adjustment included in net interest income was $13 million and $18 million for the three months ended September 30, 2001 and 2000, respectively, and $46 million and $53 million for the nine months ended September 30, 2001 and 2000, respectively.

         Decreases in earnings from the prior year in both the three and nine month comparisons resulted from a significant drop in capital markets revenue due to the pronounced fallout experienced in U.S. capital markets which began in the second half of 2000. Declines in current year revenues reflect the continued slowdown in these markets during 2001. These revenue declines were partly offset by improved results in Retail Banking and International Banking, as well as lower operating expenses resulting from a corporate-wide cost containment program and a drop in revenue-related compensation costs.

         Although certain branch and other operations were affected by the September 11 terrorist attacks, and some employees were relocated from their New York locations to alternate sites in New Jersey following the attacks, FleetBoston's overall operations were only modestly impacted, and its consolidated results of operations for the third quarter and its overall financial condition were not materially impacted by these events. These events caused, and may continue to cause, additional weakness in the economy and in general business activities. FleetBoston continues to evaluate the effects of these events on the Corporation's fourth quarter and future results of operations.

         Results for the three and nine months ended September 30, 2001 and 2000 included the following:

Three months ended September 30, 2001:

•	Gain of $146 million ($91 million after-tax) from the sale of FleetBoston’s investment in the NYCE Corporation.

•	Summit merger-related costs of $52 million ($31 million after-tax), composed of $35 million of merger integration costs and $17 million of accelerated depreciation of assets to be disposed of at a later date.

Three months ended September 30, 2000:

•	Branch divestiture gains of $164 million ($84 million after-tax) associated with the previously disclosed BankBoston merger.

•	Merger integration costs of $40 million ($25 million after-tax) incurred in connection with the BankBoston merger.

Nine months ended September 30, 2001:

•	Gains of $333 million ($204 million after-tax) from branch divestitures associated with the BankBoston merger and $146 million ($91 million after-tax) from the above-mentioned sale of the investment in the NYCE Corporation.

•	Write-downs of $602 million ($370 million after-tax) taken against the carrying value of the Principal Investing portfolio.

•	Summit merger-related costs of $863 million ($542 million after-tax), consisting of $463 million ($302 million after-tax) of merger- and restructuring-related charges, $135 million ($82 million after-tax) of merger integration costs and a $265 million ($158 million after-tax) loss from the sale of low-margin securities following the merger.

•	Restructuring charges of $79 million ($50 million after-tax) primarily related to a reorganization of capital markets-related businesses.

•	An aggregate loss of $428 million ($285 million after-tax) from the sale of the mortgage banking business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 2000:

•	Branch divestiture gains of $843 million ($420 million after-tax).

•	Merger integration costs of $227 million ($137 million after-tax) incurred in connection with the BankBoston merger.

RESULTS OF OPERATIONS

Net Interest Income

	Three months		Nine months
	ended Sept. 30		ended Sept. 30
FTE basis
In millions	2001	2000	2001	2000

Interest income	$3,349	$4,109	$10,834	$12,288

Tax-equivalent adjustment	13	18	46	53

Interest expense	1,502	2,180	5,167	6,287

Net interest income	$1,860	$1,947	$5,713	$6,054

         Decreases in net interest income in both comparisons were primarily the result of a decline in domestic loan volume and the impact of current year retail deposit pricing strategies. An additional factor contributing to the declines was the sale of the mortgage banking business in the second quarter of 2001, specifically the transfer of escrow deposits and a shift from mortgages held for sale to short-term lower yielding assets. These declines were partially offset by increases in Latin American units, primarily Brazil, from higher loan volumes and wider spreads.

Net Interest Margin and Interest Rate Spread

	Three months ended September 30				Nine months ended September 30

	2001		2000		2001		2000

FTE basis	Average		Average		Average		Average
Dollars in millions	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Securities	$23,101	7.09%	$35,441	6.62%	$27,023	6.96%	$35,258	6.57%

Loans and leases:

Domestic	107,957	7.49	120,849	8.97	111,676	8.11	125,008	8.74

International	19,873	11.15	16,066	14.09	19,121	11.45	15,328	14.02

Due from brokers/dealers	4,384	3.24	3,435	5.81	4,075	4.08	3,751	5.56

Mortgages held for sale	649	7.25	1,568	8.33	2,235	7.29	1,330	8.22

Other	24,093	5.25	9,557	6.90	17,180	6.22	12,110	6.35

Total interest earning assets	180,057	7.44	186,916	8.80	181,310	8.01	192,785	8.55

Deposits	97,819	3.51	98,867	4.62	98,148	3.92	103,208	4.31

Short-term borrowings	21,119	4.56	24,978	6.48	21,701	5.31	26,477	6.04

Due to brokers/dealers	3,907	3.26	4,430	6.02	3,885	4.47	5,021	5.53

Long-term debt	26,445	5.47	31,689	7.03	28,743	6.03	30,700	6.67

Interest bearing liabilities	149,290	4.00	159,964	5.43	152,477	4.53	165,406	5.06

Interest rate spread		3.44		3.37		3.48		3.49

Interest-free sources of funds	30,767		26,952		28,833		27,379

Total sources of funds	$180,057	3.31	$186,916	4.65	$181,310	3.81	$192,785	4.36

Net interest margin		4.13%		4.15%		4.20%		4.19%

         Net interest margin in both the quarterly and nine month comparisons was relatively flat. Changes in the components of interest earning assets and interest bearing liabilities are discussed in more detail below.

         In the quarterly comparison, average securities decreased $12.3 billion, and in the year to date comparison decreased $8.2 billion. These decreases were primarily due to the previously disclosed sale of $8 billion of low-margin securities following the Summit merger, as well as sales of mortgage backed and other securities during the 2001 periods.

         Average domestic loans and leases decreased $12.9 billion to $108 billion for the third quarter of 2001, driven by lower domestic commercial and residential loan volumes, commercial loan sales in the fourth quarter of 2000 and current year securitization activity. These declines were offset, in part, by growth in lease financing receivables. Quarter to quarter, average international loans and leases increased $3.8 billion to $19.9 billion due to commercial loan and lease growth in several countries, with the largest increase in Brazil.

         Average mortgages held for sale decreased $919 million compared to the third quarter of 2000, due to the sale of the mortgage banking business. FleetBoston continues to originate mortgage loans through its retail banking branches.

         Average other interest earning assets increased $14.5 billion to $24.1 billion for the third quarter of 2001, partly the result of the reinvestment of proceeds from securities sales and the mortgage banking business sale in federal funds sold and securities purchased under agreements to resell.

         The $1 billion decrease in average interest bearing deposits compared to the third quarter of 2000 reflects the impact of the divestitures during the course of 2000 and the transfer of escrow deposits in connection with the sale

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the mortgage banking business, offset, in part, by a slight increase in international interest bearing deposits. Excluding the impact of divestitures, average core retail deposits have grown nearly $2 billion from the third quarter of 2000. This deposit growth has been enhanced by an increase in customer enrollment in HomeLink, FleetBoston’s on-line banking product.

         The $3.9 billion decrease in average short-term borrowings in the quarterly comparison is mainly attributable to a decrease in federal funds purchased and other short-term borrowings, offset partly by increased use of treasury, tax and loan borrowings. In the nine month comparison, the $4.8 billion decrease resulted from the above factors, as well as the elimination of low-yielding liabilities at the end of the first quarter of 2000 that were previously necessary to support a higher level of investment banking operations at that time. The decline in yields reflects Federal Reserve Board interest rate reductions throughout 2001.

         Average long-term debt decreased $5.2 billion in the three month comparison and $2 billion in the nine month comparison. These decreases reflect maturities of debt throughout 2001. The decline in yields also reflects the impact of Federal Reserve Board interest rate reductions throughout 2001.

Noninterest Income

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Capital markets revenue	$460	$752	$455	$2,632

Banking fees and commissions	406	400	1,201	1,207

Investment services revenue	348	423	1,099	1,399

Credit card revenue	193	186	520	529

Processing-related revenue	68	154	330	467

Gains on branch divestitures	—	164	353	843

Other	135	185	503	475

Total noninterest income	$1,610	$2,264	$4,461	$7,552

         Decreases in total noninterest income from the prior year periods primarily reflect the effect of the continued sluggishness in the U.S. economy on FleetBoston’s capital markets and investment services businesses, as well as lower gains on branch divestitures. Processing-related revenues also declined, due to the sale of the mortgage banking business. These decreases were partly offset by the previously mentioned $146 million gain from the sale of FleetBoston’s investment in the NYCE Corporation.

Capital Markets Revenue

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Principal investing	$138	$255	$(356)	$858

Market-making revenue	114	175	455	623

Foreign exchange revenue	75	51	198	151

Securities gains/(losses)	44	5	(166)	(43)

Syndication/agency fees	33	47	130	130

Advisory fees	32	78	108	297

Underwriting revenue	13	128	83	479

Trading profits and commissions	11	13	3	137

Total capital markets revenue	$460	$752	$455	$2,632

         The decreases compared to prior year periods were driven by declines in nearly all categories of capital markets revenue from the levels achieved in the 2000 periods, as a result of the previously mentioned economic slowdown which began in the second half of 2000. The Corporation expects this slowdown to continue through the remainder of 2001 and into 2002, and does not anticipate levels of revenue such as those achieved in the early part of 2000 for the foreseeable future. Revenues from capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets.

         Decreases in principal investing revenues in the three and nine month comparisons resulted from declines in the level of gains from sales of direct investments and depreciation in the value of investments, partly offset by the previously mentioned gain of $146 million from the sale of FleetBoston’s investment in the NYCE Corporation. In addition, the nine month 2001 period included investment write-downs of $602 million recorded in the first half of the year, to reflect the significant valuation impairment, particularly in the technology and telecommunications sectors, experienced in the private equity industry. During the third quarter and first nine months of 2001, FleetBoston made new investments of $159 million and $589 million, respectively. As of September 30, 2001, the Principal Investing portfolio had an aggregate carrying value of approximately $4.1 billion, composed of direct investments in privately held companies and direct investments in companies whose stocks are publicly traded, as well as indirect investments in primary or secondary funds.

         The $61 million decrease in market-making revenue in the quarterly comparison and the $168 million decrease in the nine month comparison resulted from decreased transaction volumes at Quick & Reilly and Robertson Stephens, due to the effect of market conditions on these businesses.

         Foreign exchange revenues were stronger in the 2001 periods, increasing $24 million and $47 million for the three and nine months ended September 30, 2001, respectively. These increases were the result of favorable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

positions in Latin America where the Corporation benefited from volatile market conditions.

         Securities gains of $44 million recorded in the third quarter of 2001 consisted of gains from sales of bonds. Securities losses of $166 million for the first nine months of 2001 included a $265 million loss related to the previously mentioned sale of securities subsequent to the Summit merger, partly offset by gains from sales of bonds. Losses in the first nine months of 2000 resulted from bond sales associated with a repositioning of the portfolio.

         The $14 million decrease in syndication/agency fees in the quarterly comparison was due to a lower level of transactions which were completed during the third quarter of 2001 compared to the 2000 quarter. Such fees are a function of the timing and level of syndication transactions.

         Advisory fees decreased $46 million in the third quarter of 2001, and $189 million in the first nine months of 2001. These decreases reflect a lower level of advisory activities at Robertson Stephens during the 2001 periods, the result of lower demand for investment banking services in the difficult market environment.

         Underwriting revenue in 2001 declined $115 million compared to the third quarter of 2000 and $396 million in the nine month comparison, with both decreases principally due to declines in underwriting transaction volumes at Robertson Stephens in the 2001 periods. Underwriting revenues are affected by the volume and timing of public offerings and other transactions.

         Trading profits and commissions declined $134 million for the nine months ended September 30, 2001, primarily due to the continued effect of adverse market conditions.

Banking Fees and Commissions

         Banking fees and commissions, which include fees received for cash management, deposit accounts, electronic banking and other service fees, were relatively flat in both the quarterly and nine month comparisons, primarily the result of lower deposit fees following the divestiture of deposits throughout 2000, partly offset by a rise in cash management fees resulting from a higher volume of business.

Investment Services Revenue

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Investment management revenue	$231	$262	$712	$786

Brokerage fees and commissions	117	161	387	613

Total investment services revenue	$348	$423	$1,099	$1,399

         The two components of investment services revenue are discussed in more detail below.

Investment Management Revenue

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Private Clients Group	$92	$104	$285	$309

Institutional businesses	37	45	118	133

International	34	41	107	121

Columbia Management Company	26	29	79	85

Quick & Reilly	21	26	65	83

Mutual Fund & Investment	17	16	49	49

Other	4	1	9	6

Total	$231	$262	$712	$786

         Investment management revenue decreased $31 million in the quarterly comparison and $74 million in the nine month comparison, in both cases driven by adverse market conditions experienced during the 2001 periods, which resulted in a decline in the valuation of assets under management. At September 30, 2001, assets under management amounted to $121 billion, compared to $138 billion at September 30, 2000.

         In November 2001, FleetBoston completed its acquisition of the asset management businesses of Liberty Financial Companies, Inc. for approximately $970 million in cash. This transaction added approximately $47 billion to FleetBoston’s assets under management, ranking FleetBoston as the world’s 29th largest investment management business.

Brokerage Fees and Commissions

         Brokerage fees and commissions declined $44 million in the quarterly comparison and $226 million in the nine month comparison, due mainly to the impact of adverse market conditions on Quick & Reilly and Robertson Stephens in the first nine months of 2001. These conditions resulted in lower stock trading volumes and caused declines in revenue.

Credit Card Revenue

         Credit card revenue was essentially flat for both the quarter and nine months ended September 30, 2001 compared to the same periods a year ago. The credit card portfolio continued to experience a higher level of bankruptcy filings, which resulted in increased net charge-offs. Interchange income rose in both comparisons reflecting greater card usage, while other customer-related fee income declined in the nine month comparison.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Processing-Related Revenue

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Student loan servicing fees	$43	$40	$127	$118

Mortgage banking revenue, net	—	82	107	256

Other	25	32	96	93

Total processing-related revenue	$68	$154	$330	$467

         Processing-related revenue decreased $86 million in the third quarter of 2001 and $137 million in the nine month comparison, reflecting the sale of the mortgage banking business. FleetBoston recorded an aggregate loss of $428 million ($285 million after-tax) on this sale, which is included in other noninterest expense. FleetBoston continues to originate mortgage loans through its retail banking branches. Student loan servicing fees increased at AFSA Data Corporation (AFSA), FleetBoston’s student loan servicing subsidiary, as accounts serviced increased approximately 7% from the third quarter of 2000. AFSA is the largest student loan servicer in the United States, with 7.9 million accounts and over $81 billion of loans serviced. Other processing-related revenue decreased $7 million in the third quarter of 2001 due to the sale of a business in the first quarter of 2001.

Other

         Branch divestiture gains of $353 million recorded in the nine months ended September 30, 2001 resulted primarily from the divestitures required in connection with the BankBoston merger. In 2000, $164 million and $843 million of gains relating to these divestitures were recorded in the third quarter and first nine months, respectively.

         For the quarter ended September 30, 2001, other noninterest income decreased $50 million to $135 million, and for the nine months ended September 30, 2001, increased $28 million to $503 million, compared to the respective prior year periods. The nine month comparison reflected gains from the sale of several small businesses in the first quarter of 2001.

Noninterest Expense

	Three months		Nine months
	ended Sept. 30		ended Sept. 30

In millions	2001	2000	2001	2000

Employee compensation and benefits	$979	$1,178	$3,008	$3,995

Occupancy and equipment	283	294	847	903

Intangible asset amortization	96	97	294	291

Marketing and public relations	63	82	184	238

Legal and other professional	51	88	182	266

Merger- and restructuring-related charges	17	6	542	68

Loss on sale of mortgage banking business	—	—	428	—

Other	408	545	1,324	1,741

Total noninterest expense	$1,897	$2,290	$6,809	$7,502

         The $393 million and $693 million decreases in the quarterly and nine month comparisons, respectively, were primarily due to lower compensation and benefits costs directly attributable to lower levels of revenue, as well as lower operating expenses resulting from merger integration activities and the previously disclosed corporate-wide cost containment program. Partially offsetting these decreases were higher Summit merger and restructuring-related charges, and, in the nine month period, the loss on the sale of the mortgage banking business.

         Employee compensation and benefits costs in the 2001 quarterly and nine month periods decreased $199 million and $987 million, respectively, due primarily to revenue-related decreases in incentive compensation at Robertson Stephens and Quick & Reilly, as well as expense reductions achieved from Summit merger integration activities and corporate-wide cost containment.

         Occupancy and equipment, marketing and public relations, legal and other professional costs, and other noninterest expense all decreased in both the three month and nine month comparisons, generally the result of the aforementioned cost containment effort, cost savings from Summit merger integration activities and the mortgage banking and other divestitures.

         The third quarter of 2001 included $52 million of costs associated with the Summit merger, composed of $35 million of merger integration costs, included in the preceding table by type of expense, and $17 million of incremental depreciation on certain assets that will be used in the merger integration and then disposed. Noninterest expense for the third quarter of 2000 included $34 million and $6 million of BankBoston merger integration costs and incremental depreciation, respectively.

         For the first nine months of 2001, noninterest expense included $542 million of merger and restructuring costs, composed of $463 million recorded in connection with the Summit merger, to accrue for merger-related costs and a restructuring plan, and $79 million primarily related to a reorganization of capital markets businesses. Summit merger integration costs totaling $135 million, included in the preceding table by type of expense, were also incurred during the nine month period. Noninterest expense for the 2000 period included $159 million of BankBoston merger integration costs and $68 million of incremental depreciation on certain assets that were used in the merger integration and were then disposed.

         The Summit merger integration produced $25 million of incremental cost savings in the third quarter of 2001. FleetBoston expects to achieve $300 million in annualized cost savings by the end of the first quarter of 2002, and has achieved $152 million of annualized cost savings to date. The Corporation’s cost containment program produced approximately $18 million of incremental cost savings in the third quarter of 2001. FleetBoston has achieved approximately $530 million of annualized cost savings to date and expects to achieve additional savings in the fourth quarter of 2001. Because the cost containment program and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

merger integration are ongoing, actual savings in calendar year 2001 will be less than the annualized amounts.

Income Taxes

         The Corporation recorded income tax expense of $469 million for the third quarter of 2001, compared to $609 million for the same period a year ago. FleetBoston’s effective tax rate was 38.0% and 38.6% for the third quarters of 2001 and 2000, respectively, and 39.2% and 40.5% for the respective nine month periods. The higher tax rates reported for the prior periods generally resulted from the write-off of nondeductible goodwill in connection with branch divestitures.

LINE OF BUSINESS INFORMATION

         FleetBoston is organized via a customer-focused organizational structure that includes three principal lines of business: Wholesale and Global Banking, Consumer and Investment Services and Capital Markets. These business lines conform to the Corporation’s customer-focused organizational structure implemented on January 1, 2001. Business line results are subject to periodic restatement based on modifications to management reporting and profitability measurement methodologies, and organizational changes. For additional information about the products and services offered by each line of business, refer to the “Line of Business Information” section of Management’s Discussion and Analysis included in the Corporation’s Current Report on Form 8-K dated May 4, 2001.

         The information for the quarter and nine months ended September 30, 2001 and 2000 presented below and throughout this section has been restated for comparative purposes to reflect changes in management reporting implemented in the first nine months of 2001, and is presented on a fully taxable equivalent basis. In October 2001, FleetBoston announced a realignment of senior management and a revised organizational structure. Since the new management team will transition to this new structure during the fourth quarter of 2001, the information presented in this section does not reflect the realignment.

Line of Business Earnings Summary

Three months ended September 30	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Total Revenue		Return on Equity

Wholesale and Global Banking	$386	$390	$1,392	$1,455	21%	21%

Consumer and Investment Services	349	318	1,952	1,958	21	19

Capital Markets	(26)	177	118	619	nm	33

All Other	57	84	8	179	nm	nm

Total	$766	$969	$3,470	$4,211	16%	22%

Nine months ended September 30	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Total Revenue		Return on Equity

Wholesale and Global Banking	$1,183	$1,103	$4,206	$4,271	21%	20%

Consumer and Investment Services	933	1,030	5,651	6,259	19	20

Capital Markets	(366)	657	(31)	2,254	nm	41

All Other	(312)	226	348	822	nm	nm

Total	$1,438	$3,016	$10,174	$13,606	10%	23%

nm	–	not meaningful

         The following discussion focuses on the components of each of the three major business lines, and explains results in terms of their underlying businesses.

Wholesale and Global Banking

	Three months ended		Nine months ended
	September 30		September 30

Dollars in millions	2001	2000	2001	2000

Income statement data:

Net interest income	$943	$964	$2,825	$2,872

Noninterest income	449	491	1,381	1,399

Provision	183	156	516	444

Noninterest expense	568	649	1,726	1,976

Taxes	255	260	781	748

Net income	$386	$390	$1,183	$1,103

Balance sheet data:

Average assets	$113,728	$116,835	$115,401	$120,891

Average loans	95,471	97,965	96,614	97,362

Average deposits	32,082	29,316	31,198	29,735

Return on equity	21%	21%	21%	20%

         Wholesale and Global Banking earned $386 million for the third quarter of 2001, essentially flat compared to the third quarter of 2000. International Banking results reflected a higher level of foreign exchange revenue and continued loan growth in key Latin American markets, coupled with lower operating expenses. Earnings from the wholesale banking units continue to reflect weak customer demand for both loan and capital markets-related products as the economic environment has continued to deteriorate. Higher revenues from sales of foreign exchange and interest rate protection products and cash management services, coupled with cost savings initiatives, have helped to offset the impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended
September 30	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Total Revenue		Return on Equity

Commercial Finance	$123	$135	$368	$397	18%	20%

International Banking	115	99	466	460	29	27

Corporate Banking	95	103	321	343	21	22

Commercial Banking	53	53	237	255	16	16

Total	$386	$390	$1,392	$1,455	21%	21%

Commercial Finance

         Commercial Finance, which includes commercial real estate lending, leasing and asset-based finance, earned $123 million in the third quarter of 2001, compared to $135 million a year ago, a decrease of 9%. Decreased customer demand for loan and investment banking products and efforts to de-emphasize certain market segments, combined with higher credit costs resulting from economic conditions, drove the lower earnings. Cost control initiatives helped to offset these declines.

International Banking

         Compared to the third quarter of 2000, International Banking earnings increased $16 million, or 16%, mainly due to continued strong loan growth in key Latin American markets, particularly Brazil, coupled with effective control of operating expenses. The loan growth was primarily concentrated in wholesale lending to top tier customers. In addition, strong foreign exchange revenue contributed to the increase in earnings. Average deposit balances grew $1.6 billion, while average loan balances grew $3 billion, over the third quarter of 2000.

Corporate Banking

         Corporate Banking includes national specialized industry lending, institutional banking, investment banking and certain capital markets activities. Earnings for the quarter were $95 million, a decrease of 8% compared to the third quarter of 2000. This decline was driven by decreases in loan volumes resulting, in part, from decreased customer demand, repositioning of the loan portfolio to reduce credit exposure, and industry consolidation, particularly within the media business. Capital markets-related revenue has also declined significantly due to the current adverse market conditions. Increased sales of cash management services and foreign exchange/interest rate protection products, combined with cost savings initiatives, have mitigated the decline in earnings.

Commercial Banking

         Commercial Banking includes middle market commercial lending (companies with annual sales of $10 million to $500 million), government banking services, trade services, and cash management services. For the third quarter of 2001, earnings were $53 million, consistent with the prior year quarter. While Commercial Banking was also adversely impacted by weaker loan demand, its government banking services unit performed well, with its earnings increasing $5 million over the prior year quarter as a result of higher deposit volumes that were created by competitive pricing and higher tax processing volumes. In addition, higher cash management fees and cost saving initiatives helped to offset the impact of decreases in the loan portfolio. Average loan balances decreased $1.7 billion, while deposits grew approximately $800 million, when compared to the third quarter of last year.

Consumer and Investment Services

	Three months ended		Nine months ended
	September 30		September 30

Dollars in millions	2001	2000	2001	2000

Income statement data:

Net interest income	$1,090	$1,188	$3,294	$3,745

Noninterest income	862	770	2,357	2,514

Provision	278	231	769	756

Noninterest expense	1,097	1,190	3,330	3,760

Taxes	228	219	619	713

Net income	$349	$318	$933	$1,030

Balance sheet data:

Average assets	$54,277	$55,490	$54,479	$58,061

Average loans	41,970	43,057	42,564	44,854

Average deposits	83,540	82,782	83,167	88,350

Return on equity	21%	19%	19%	20%

         Consumer and Investment Services earned $349 million in the third quarter of 2001, compared to $318 million in the previous year. Included in these results is the gain related to the sale of FleetBoston’s equity position in the NYCE Corporation. Excluding one-time transactions during the current quarter, net income declined 16% versus the prior year. This earnings shortfall is primarily due to adverse market conditions affecting Quick & Reilly and Wealth Management.

Three months ended
September 30	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer Businesses	$223	$143	$904	$848	36%	22%

Small Businesses	53	50	262	276	26	23

Wealth Management	50	57	222	237	17	20

Credit Card	39	45	430	393	10	12

Quick & Reilly	(16)	23	134	204	nm	17

Total	$349	$318	$1,952	$1,958	21%	19%

nm	–	not meaningful

Consumer Businesses

         The Consumer Businesses unit is composed of the retail distribution network, community banking, consumer lending and student loan processing. The gain associated with the sale of the investment in the NYCE Corporation is included in this unit. Excluding one-time transactions during the current quarter, earnings were flat compared to the prior year, as declines in revenue were offset by the impact of cost saving initiatives. The drop in revenue

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(excluding the gain) was due primarily to the declining interest rate environment, reflecting lower values assigned to low cost deposits combined with spread compression, as the full impact of interest rate declines has not been passed on to the customer. This reflects a conscious decision by FleetBoston to preserve customer relationships in accordance with its customer-focused strategy announced earlier this year. Total deposits increased slightly compared to the third quarter of last year, and, excluding the impact of divestitures, increased $1.1 billion.

Small Businesses

         Earnings were $53 million in the third quarter of 2001, $3 million, or 6%, higher than the third quarter of 2000, primarily due to reductions in operating expenses. Average loans and deposits, at $4.2 billion and $13.3 billion, respectively, declined slightly when compared to the prior year, but excluding the impact of the divestitures, balances were essentially flat compared to 2000’s level.

Wealth Management

         Wealth Management includes the Investment Services units: the Private Clients Group and Fleet Asset Management which includes Columbia Management, the Mutual Funds & Investments Group and several businesses offering retirement planning, large institutional asset management and not-for-profit investment services. The Wealth Management units were negatively impacted by deteriorating market conditions, earning $50 million in the third quarter of 2001, compared to $57 million in the third quarter of 2000. Lower sales volume combined with a decline in the market value of assets under management, which reflects declines in the overall valuation of the stock market, drove the decline in net income. The market value of domestic assets under management was approximately $114 billion at September 30, 2001 versus $129 billion at September 30, 2000.

Credit Card

         FleetBoston’s credit card subsidiary is the ninth largest bank credit card issuer in the nation in terms of managed credit card receivables. This unit earned $39 million for the third quarter of 2001, a 13% decline from a year ago. Increased losses associated with a higher level of bankruptcy filings were partially offset by lower operating expenses.

Quick & Reilly

         The Quick & Reilly retail brokerage and clearing units recorded a loss of $16 million in the third quarter of 2001, compared to net income of $23 million in the third quarter of 2000. Current market conditions continue to adversely affect this unit, producing lower brokerage volumes and fees, as well as reduced margin lending and net interest income.

Capital Markets

	Three months ended		Nine months ended
	September 30		September 30

Dollars in millions	2001	2000	2001	2000

Income statement data:

Net interest income	$(19)	$4	$(66)	$21

Noninterest income	137	615	35	2,233

Noninterest expense	160	324	576	1,162

Tax (benefit)/expense	(16)	118	(241)	435

Net income	$(26)	$177	$(366)	$657

Balance sheet data:

Average assets	$7,642	$10,798	$8,357	$10,241

Average loans	258	389	256	407

Average deposits	60	74	65	46

Return on equity	nm	33%	nm	41%

nm	–	not meaningful

         Capital markets incurred a loss of $26 million for the third quarter of 2001, compared to net income of $177 million for the same quarter a year ago, as the continued slowdown in the U.S. economy significantly impacted this business line.

Three months ended
September 30	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Total Revenue		Return on Equity

Fleet Meehan Specialist	$21	$24	$71	$75	23%	47%

Principal Investing	(22)	110	(28)	209	nm	34

Robertson Stephens	(25)	43	75	335	nm	26

Total	$(26)	$177	$118	$619	nm	33%

nm	–	not meaningful

Fleet Meehan Specialist

         Fleet Meehan Specialist, one of the largest specialist firms on the NYSE representing the equity securities of approximately 500 companies, earned $21 million for the third quarter of 2001, a decrease of $3 million from the third quarter of 2000. Continued weakness in the market and the impact of mandated changes on the NYSE, primarily decimalization, reduced profit opportunities and narrowed spreads, compared to the third quarter of last year.

Principal Investing

         Principal Investing provides capital and debt financing to business ventures that are predominantly privately or closely held companies, and also invests in primary or secondary funds. The Principal Investing business recorded a loss of $22 million in the third quarter of 2001, a decline in performance of $132 million from the same quarter last year. Principal Investing’s earnings were affected by the slowdown in the U.S. economy that resulted in sharp declines in realized gains from sales of direct

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investments. At September 30, 2001, the aggregate carrying value of the Principal Investing portfolio was $4.1 billion.

Robertson Stephens

         Robertson Stephens is a full-service investment banking firm focused on providing growth companies with a comprehensive set of investment banking products and services, including equity underwriting, sales and trading, research, advisory services, convertible securities and equity derivatives. Robertson Stephens channels capital to companies by providing investment banking, brokerage services and research to investors. This unit incurred a net loss of $25 million in the third quarter of 2001, compared to net income of $43 million in the third quarter of 2000. Lower earnings were mainly a result of declining merger and acquisition and underwriting activities.

All Other

         All Other includes transactions not allocated to the principal business lines and the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of FleetBoston’s Treasury unit are also included in All Other. The Treasury unit is responsible for managing the securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs. Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had net income of $57 million in the third quarter of 2001, compared to $84 million in the third quarter of 2000. The third quarter of 2001 included after-tax charges of $31 million related to Summit merger integration activities. The third quarter of 2000 benefited from $59 million of after-tax divestiture gains, net of merger integration expenses, related to the BankBoston merger.

FINANCIAL CONDITION

         Total assets were $201.9 billion as of September 30, 2001 compared to $219.1 billion at December 31, 2000. This $17.2 billion decline reflected a $12.7 billion decrease in securities, resulting primarily from the previously disclosed sale of $8 billion of low-margin securities following the Summit Merger, as well as sales of mortgage-backed and other securities during the year-to-date period, and a $7 billion decrease in loans and leases resulting from securitization transactions, loan runoff and lower business volume. In addition, the sale of the mortgage banking business removed approximately $8 billion of assets. These decreases were offset, in part, by increases in short-term liquid assets, due primarily to excess funds resulting from the securities and mortgage banking business sales.

         Total deposits decreased $2.4 billion from December 31, 2000 to $126.4 billion at September 30, 2001, primarily the result of the transfer of escrow deposits in connection with the mortgage banking business sale, partially offset by growth in domestic demand and money market deposits.

         Short-term borrowings decreased $8.1 billion from December 31, 2000 to September 30, 2001, attributable to decreased usage of federal funds purchased and securities sold under agreements to repurchase and treasury, tax and loan borrowings. The $6.2 billion decrease in long-term debt was due to maturities during the year, offset, in part, by the issuance of $500 million of trust preferred securities during the third quarter of 2001.

Securities

	September 30, 2001		June 30, 2001		December 31, 2000

	Amortized	Market	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:

U.S. Treasury and government agencies	$442	$451	$558	$563	$1,770	$1,769

Mortgage-backed securities	13,022	13,530	14,778	14,840	19,327	19,411

Foreign debt securities	2,625	2,530	3,258	3,254	2,734	2,754

Other debt securities	2,630	2,686	2,686	2,519	2,843	2,832

Total debt securities	18,719	19,197	21,112	21,176	26,674	26,766

Marketable equity securities	555	505	651	641	1,099	1,072

Other equity securities	2,011	2,011	2,192	2,192	2,067	2,067

Total securities available for sale	21,285	21,713	23,955	24,009	29,840	29,905

Total securities held to maturity	538	542	578	582	5,059	5,027

Total securities	$21,823	$22,255	$24,533	$24,591	$34,899	$34,932

         The amortized cost of securities available for sale decreased to $21.3 billion at September 30, 2001, compared to $29.8 billion at December 31, 2000, due to the previously-mentioned securities sales and the second quarter write-down of certain securities available for sale to reflect impairment in value that was deemed other than temporary.

         The overall valuation of securities available for sale increased $363 million from December 31, 2000 to a net unrealized (pre-tax) gain position of $428 million at September 30, 2001. The $4.5 billion decrease in securities held to maturity from December 31, 2000 resulted from a one-time reclassification of $5 billion of securities held to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturity to securities available for sale in connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133.

Loans and Leases

	Sept. 30,	June 30,	Dec. 31,
In millions	2001	2001	2000

Domestic:

Commercial and industrial	$50,649	$51,642	$56,147

Commercial real estate	11,637	11,447	11,641

Consumer	31,329	32,244	36,323

Lease financing	14,003	13,796	13,567

Total domestic loans and leases	107,618	109,129	117,678

International:

Commercial	17,457	17,061	14,221

Consumer	2,745	2,876	2,935

Total international loans and leases	20,202	19,937	17,156

Total loans and leases	$127,820	$129,066	$134,834

         Total loans and leases decreased $7 billion to $127.8 billion from December 31, 2000. This decrease was due to declines of $5.5 billion in domestic commercial & industrial (C&I) loans, resulting from loan runoff and lower business volume, and $5 billion in domestic consumer loans, described below. These decreases were offset, in part, by a $3 billion increase in FleetBoston’s international loan portfolio, principally in Brazil, and a $436 million increase in the lease financing portfolio.

Consumer Loans

	Sept. 30,	June 30,	Dec. 31,
In millions	2001	2001	2000

Domestic:

Home equity	$11,598	$11,662	$12,507

Residential real estate	9,261	9,917	11,425

Credit card	5,016	4,891	5,126

Student loans	1,165	1,058	1,109

Installment/other	4,289	4,716	6,156

Total domestic loans	31,329	32,244	36,323

International	2,745	2,876	2,935

Total consumer loans	$34,074	$35,120	$39,258

         Compared to December 31, 2000, domestic consumer loans decreased $5 billion, or 14%, to $31.3 billion at September 30, 2001. The $909 million, or 7%, decline in home equity loans from year-end resulted primarily from a $750 million securitization transaction completed in the second quarter of this year, while the $2.2 billion decline in residential real estate loans was mainly attributable to loan runoff. The $110 million decrease in credit card loans was attributable to new securitizations of approximately $1.7 billion during the first nine months of 2001, offset, in part, by growth in the owned portfolio and activity related to prior securitizations. The decrease of $1.9 billion in installment/other consumer loans was primarily attributable to lower margin lending at Quick & Reilly, as adverse market conditions have impacted the demand for such loans.

Cross-Border Outstandings

         In accordance with bank regulatory rules, cross-border outstandings are amounts payable to FleetBoston by residents of foreign countries, regardless of the currency in which the claim is denominated. Excluded from cross-border outstandings are any local country claims funded by local country obligations, and any claims that are reallocated as a result of external guarantees, cash collateral and insurance contracts issued by U.S. government agencies and private insurers. At September 30, 2001, total cross-border outstandings were $13.6 billion, compared with $13.2 billion at December 31, 2000, which included $6.8 billion and $6.5 billion, respectively, of cross-border outstandings to Latin America. Further information with respect to FleetBoston’s cross-border outstandings is included in the “Cross-Border Outstandings” section of Management’s Discussion and Analysis, contained in its Current Report on Form 8-K dated May 4, 2001.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table details by country FleetBoston’s approximate cross-border outstandings that individually amounted to 1% or more of its consolidated total assets at September 30, 2001 and December 31, 2000.

Significant Cross-Border Outstandings(a)(b)

	Sept. 30,	Dec. 31,
Dollars in millions	2001(c)(d)	2000(c)(d)

Argentina:

Banks	$160	$115

Government entities and agencies	600	1,070

Other	1,300	1,190

Total	$2,060	$2,375

Percentage of total assets	1.0%	1.1%

Commitments(e)	$84	$13

Brazil:

Banks	$145	—

Government entities and agencies	1,475	—

Other	545	—

Total	$2,165	—

Percentage of total assets	1.1%	—

Commitments(e)	$53	—

(a)	Cross-border outstandings include deposits in other banks, resale agreements, trading securities, securities available for sale and held to maturity, loans and leases, amounts due from customers on acceptances, accrued interest receivable and revaluation gains on trading derivatives. Excluded from cross-border outstandings are claims reallocated as a result of external guarantees, cash collateral and insurance contracts issued by U.S. government agencies and private insurers.

(b)	Cross-border outstandings in countries which totaled between .75% and 1% of consolidated total assets were as follows: September 30, 2001-none; December 31, 2000-Brazil-approximately $2 billion.

(c)	Local country assets and local country liabilities for Argentina and Brazil are summarized below. Local country assets in excess of local country liabilities are included in cross-border outstandings presented in the table above.

	September 30, 2001		December 31, 2000
	Local Country		Local Country

In billions	Assets	Liabilities	Assets	Liabilities

Argentina	$5.2	$4.9	$6.2	$5.5

Brazil	7.8	6.2	6.5	5.2

Included in local country liabilities are liabilities where the provider of funds assumes the risk of nonpayment due to currency exchange restrictions in a given country. Such liabilities were $3.5 billion at September 30, 2001 and December 31, 2000.

(d)	Excluding net local country outstandings, cross-border outstandings with a remaining maturity of less than one year, as a percentage of total outstandings, were approximately 55% for Argentina and 45% for Brazil at September 30, 2001 and 55% for Argentina and 70% for Brazil at December 31, 2000.

(e)	Commitments include legally binding cross-border letters of credit, guarantees and other commitments defined by the FFIEC guidelines.

         The Argentine economy continues to be impacted by the recession that began in 1998, and financial markets have continued to experience periods of significant volatility during the first nine months of 2001. The Argentine government recently announced a voluntary program, which will involve a swap of certain of its outstanding debt securities with the holders of such securities in exchange for a loan or security. The loan or security will pay an interest rate of approximately 7%, and will extend the principal maturity of the portion of the swapped debt which is due before 2010 by three years. FleetBoston expects that 60% of its $600 million Argentine government securities portfolio will be included in this program. The Corporation anticipates that the swap could result in a charge to earnings in the fourth quarter of 2001; however, since the details of the program and the related accounting are still being evaluated, the amount of such a charge is not currently determinable. FleetBoston's Argentine debt securities not covered by the swap program continue to be serviced according to their contractual terms and pay market interest rates that reprice monthly. The Corporation continues to closely monitor the Argentine economic and political situation and the potential impact future developments may have on its Argentine and other Latin American operations. However, it is not possible to predict what effect, if any, future economic and political events in Argentina will ultimately have on that country's economic growth or on FleetBoston's operations in Argentina and other Latin American countries.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming Assets

In millions	September 30, 2001	June 30, 2001	December 31, 2000

Domestic:

Commercial and industrial	$1,117	$999	$765

Commercial real estate	57	61	28

Consumer	68	62	87

OREO	20	21	30

Total Domestic	$1,262	$1,143	$910

International:

Commercial and industrial	$105	$85	$81

Commercial real estate	105	86	66

Consumer	75	66	55

OREO	14	14	18

Total International	$299	$251	$220

Total NPAs	$1,561	$1,394	$1,130

         Throughout this Report, including the table above, nonperforming assets (NPAs) and related ratios do not include loans greater than 90 days past due and still accruing interest ($554 million, $384 million, and $361 million at September 30, 2001, June 30, 2001, and December 31, 2000, respectively). Included in these 90 days past due and still accruing amounts were $256 million, $279 million, and $276 million of consumer loans at September 30, 2001, June 30, 2001, and December 31, 2000, respectively. NPAs and related ratios also do not include assets held for sale by accelerated disposition (AHAD).

         NPAs at September 30, 2001 increased $167 million compared to June 30, 2001, and $431 million compared with December 31, 2000. The three and nine month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans. NPAs at September 30, 2001, as a percentage of total loans, leases and OREO, and as a percentage of total assets, were 1.22% and .77%, respectively, compared to .84% and .52%, respectively, at December 31, 2000. FleetBoston had no significant outstanding commitments to lend additional funds to customers whose loans have been placed on nonaccrual status or the terms of which have been modified.

         As noted in previous public comments and prior filings with the Securities and Exchange Commission (the SEC), FleetBoston anticipates further increases in NPAs during the remainder of 2001 and into 2002. Future levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time.

Impaired Loans

         FleetBoston accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” As such, when the recorded investment in a loan exceeds the value of the loan measured using discounted cash flows or, in the case of collateral-dependent loans, the fair value of the collateral, the loan is classified as impaired. Such impairment is recognized as a valuation reserve, which is included as part of the overall reserve for credit losses. Impaired loans, which are included in NPAs presented in the table above, are primarily commercial and commercial real estate loans on nonaccrual status. The following table presents the status of impaired loans. The amount of interest income recognized on impaired loans was not significant.

	Sept. 30,	Dec. 31,
In millions	2001	2000

Impaired loans with a reserve	$1,049	$722

Impaired loans without a reserve	268	164

Total impaired loans	$1,317	$886

Reserve for impaired loans (a)	$419	$268

Quarterly average balance of impaired loans	$1,323	$1,007

(a)	The reserve for impaired loans is part of the Corporation’s overall reserve for credit losses.

         At September 30, 2001 and June 30, 2001, FleetBoston had AHAD with a net carrying value of $124 million and $125 million, respectively, none of which were accruing interest. At December 31, 2000, the net carrying value of AHAD was $138 million, of which approximately $136 million was not accruing interest. Transfers to this category are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. Such assets are classified as other assets in the consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Credit Losses Activity

Nine months ended September 30	2001	2000
Dollars in millions

Balance at beginning of year	$2,709	$2,816

Loans charged off	(1,090)	(1,095)

Recoveries of loans charged off	173	172

Net charge-offs	(917)	(923)

Provision for credit losses	955	980

Divestitures/Acquisitions/Other	(13)	(75)

Balance at end of period	$2,734	$2,798

Ratios of net charge-offs to average loans	.94%	.88%

Ratios of reserve for credit losses to period-end loans	2.14	2.05

Ratios of reserve for credit losses to period-end NPLs	179	239

         The reserve for credit losses to period-end loans at September 30, 2001 increased to 2.14% from 2.05% at September 30, 2000, and 2.01% at December 31, 2000. The increases were the result of a provision for credit losses in excess of net charge-offs, coupled with a lower level of loans. The Corporation anticipates persistent pressure on credit costs for the remainder of 2001 and into 2002, in light of the current economic slowdown. Further information with respect to the reserve for credit losses is included in the “Reserve for Credit Losses” section of Management’s Discussion and Analysis contained in FleetBoston’s Current Report on Form 8-K dated May 4, 2001.

ASSET AND LIABILITY MANAGEMENT

         The goal of asset and liability management is the prudent control of market risk, liquidity risk and use of capital. Further information with respect to asset and liability management, including related policies, is included in the “Asset and Liability Management” section of Management’s Discussion and Analysis contained in FleetBoston’s Current Report on Form 8-K dated May 4, 2001.

Market Risk Management

         FleetBoston is exposed to market risk both in its balance sheet management activities and its trading activities. The market risk management process for these activities applies to both balance sheet and off-balance sheet exposures.

Balance Sheet Management – U.S. Dollar Denominated Risk

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

	Estimated Exposure to
Rate Change	Net Interest Income
(Basis Points)	(In millions)

	Sept. 30,	June 30,	Dec. 31,
	2001	2001	2000

+200	$274	$92	$(121)

-200	(267)	339	97

         Management believes that the exposure of the Corporation’s net interest income to modest changes in interest rates, such as the easing by the Federal Reserve Board currently built into the base forecast scenario, is insignificant. However, the balance sheet position at September 30, 2001 is exposed to a sudden and severe (e.g., 200 basis points) decline in interest rates. Given the current low level of interest rates, this standard scenario implies a federal funds target interest rate approaching 0%.

         Estimated net interest income exposures at September 30, 2001 changed significantly from the prior quarter-end. These changes were a direct result of interest rate risk management strategy. During the prior quarter, FleetBoston added interest rate floors and principal-only mortgage-backed securities to hedge exposures to lower short- and long-term interest rates. During the third quarter, as interest rates declined sharply, FleetBoston restructured or terminated some of these positions, as well as existing interest rate swap positions. These transactions reduced future hedging costs by approximately $214 million, which would have been amortized over the original hedge period of approximately 5 years, and resulted in approximately $120 million of additional pre-tax gains, which will be amortized into earnings over the original hedge periods which range from 4 to 7 years.

         FleetBoston also performs valuation analysis, which involves projecting future cash flows from assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The “Economic Value of Equity” (EVE) is the estimated net present value of these discounted cash flows.

         The following table reflects estimated EVE exposures assuming an immediate and prolonged shift in interest rates. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact.

	Estimated Exposure to
Rate Change	Economic Value
(Basis Points)	(In millions)

	Sept. 30,	June 30,	Dec. 31,
	2001	2001	2000

+200	$1,826	$(231)	$(611)

+100	1,262	(152)	(155)

-100	(1,735)	92	(315)

-200	(3,354)	(277)	(451)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Estimated EVE exposure to a decline in interest rates is more severe at September 30, 2001 than at June 30, 2001. This change reflects the impact of transactions during the quarter, which resulted in hedge gains, as well as the extremely low level of interest rates implied by the scenario. This exposure has been somewhat mitigated by hedging transactions since September 30, 2001.

Risk Management Instruments

		Weighted
		Average		Weighted Average
September 30, 2001	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments

Interest rate swaps:

Receive fixed/ pay variable hedging:

variable-rate loans	$10,170

fixed-rate deposits	340

short-term debt	430

long-term debt	1,335

	12,275	2.6	$419	6.20%	3.82%

Options hedging:

variable-rate loans	14,000

securities	500

fixed-rate deposits	105

long-term debt	250

	14,855	1.9	183	—	—

Total domestic interest rate risk management instruments	27,130	2.2	602	6.20%	3.82%

International interest rate risk management instruments

Interest rate swaps hedging:

foreign currency denominated variable-rate deposits	192	.6	(3)	4.72%	5.38%

foreign currency denominated resale agreements	325	.3	7	— (a)	— (a)

Total international interest rate risk management instruments	517	.4	4	4.72%	5.38%

Total hedges of net interest income	$27,647	2.2	$606	6.18%	3.84%

Foreign exchange risk management instruments

Swaps hedging foreign currency denominated repurchase and resale agreements	$1,102	1.5	$69	—	—

Swaps hedging foreign currency denominated long-term debt	90	6.9	(3)	—	—

Forward contracts hedging foreign currency denominated fixed- rate deposits; fixed-rate loans	1,962	.4	(43)	—	—

Futures hedging foreign currency denominated resale agreements	1,237	.8	—	—	—

Total hedges of foreign exchange	$4,391	.9	$23	—	—

Total risk management instruments	$32,038	2.0	$629	6.18%	3.84%

(a)	These interest rate swaps typically include the exchange of floating rate indices that are indigenous to the Brazilian market and have been excluded from the weighted average rate.

Trading Activities

         FleetBoston’s trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

         FleetBoston uses a value-at-risk (VAR) methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in its activities. This methodology is more fully described on page 21 of the Corporation’s Current Report on Form 8-K dated May 4, 2001.

         Under this methodology, aggregate VAR averaged $40 million daily for the nine months ended September 30, 2001, essentially unchanged from the daily average for all of 2000. During the nine months ended September 30, 2001, daily VAR ranged from a high of $54 million to a low of $30 million.

         For the nine months ended September 30, 2001, most of the price risk in the Corporation’s trading activities arose from interest rate risk, which includes directional and spread components, and averaged $23 million, or 58% of aggregate VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, and in the Argentine and Brazilian sovereign and high-end corporate bond markets.

         The contribution to FleetBoston’s VAR from equity trading activities for the first nine months of 2001 decreased somewhat, to an average of $10 million, or 25% of aggregate VAR. The individual activities that generate most of these risks include the Corporation’s NYSE specialist firm, as well as NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

         Risk from foreign exchange trading activities for the nine months ended September 30, 2001 remained moderate at an average of $7 million, or 17% of aggregate VAR. The majority of foreign exchange risk arises from the Corporation’s Argentine and Brazilian operations, which establish currency positions with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. During the first nine months of 2001, the Corporation primarily maintained local currency assets funded with U.S. dollars. The daily average for the Argentine position measured $180 million, while the daily average for the Brazilian position measured $15 million. This compares with a daily average of $338 million and $13 million, respectively, for the first nine months of 2000.

         For the nine months ended September 30, 2001, daily trading-related revenues, which include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $19.7 million to a profit of $22.6 million. For the 2000 period, such

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues ranged from a loss of $1.7 million to a profit of $18.2 million.

Liquidity Risk Management

         The objective of liquidity risk management is to assure the ability of FleetBoston and its subsidiaries to meet their financial obligations, including the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and the ability to take advantage of new business opportunities. Further information with respect to liquidity risk management, including sources of liquidity for FleetBoston and its banking and nonbanking subsidiaries, is included in the “Liquidity Risk Management” section of Management’s Discussion and Analysis contained in FleetBoston’s Current Report on Form 8-K dated May 4, 2001.

         At September 30, 2001, the parent company had commercial paper outstanding of $1.2 billion, compared with $1 billion at December 31, 2000. The parent company had excess funds at September 30, 2001 of $2.5 billion compared to $1.7 billion at December 31, 2000. The parent company has backup lines of credit totaling $1 billion to provide funding should commercial paper not be available. At September 30, 2001 and December 31, 2000, the parent company had no outstanding balances under these lines of credit.

         At September 30, 2001, the parent company had $1.1 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the SEC. Management believes the Corporation has sufficient liquidity to meet its liabilities to customers and debt holders.

Capital Management

Capital Ratios

	Sept. 30,	Dec. 31,	Sept. 30,
	2001	2000	2000

Risk-adjusted assets (in millions)	$199,091	$212,438	$212,669

Tier 1 risk-based capital ratio (4% minimum)	8.86%	8.08%	7.81%

Total risk-based capital ratio (8% minimum)	12.58	11.87	11.73

Leverage (3% minimum)	8.74	8.01	7.73

Common equity to assets	9.64	8.58	8.22

Total equity to assets	9.80	8.84	8.48

Tangible common equity to assets	7.72	6.64	6.29

Tangible common equity to managed assets	7.14	6.18	5.90

Tangible total equity to assets	7.88	6.90	6.55

         At September 30, 2001, FleetBoston exceeded all regulatory required minimum capital ratios, as its Tier 1 and Total risk-based capital ratios were 8.86% and 12.58%, respectively, compared with 8.08% and 11.87%, respectively, at December 31, 2000. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 8.74% at September 30, 2001 compared with 8.01% at December 31, 2000.

         During the first nine months of 2001, FleetBoston redeemed all of the outstanding shares of its 7.25% Series V perpetual preferred stock at its aggregate liquidation value of $191 million, and repurchased 217,550 shares of its 6.75% Series VI perpetual preferred stock having an aggregate liquidation value of $54.4 million. On October 1, 2001, FleetBoston redeemed all of the outstanding shares of its 6.59% Series VIII noncumulative preferred stock at its aggregate liquidation value of $50 million. The Corporation may repurchase additional shares of its preferred stock from time to time, subject to market conditions, capital requirements and other factors. In addition, FleetBoston issued $500 million of 7.20% trust preferred securities on September 17, 2001. These securities qualify as Tier 1 capital.

         On September 16, 2001, FleetBoston announced that its Board of Directors has authorized the repurchase of up to $4 billion of its outstanding common stock prior to December 31, 2002. FleetBoston has entered into accelerated repurchase contracts to repurchase up to $1.5 billion of its stock between September 17, 2001 and December 31, 2001. To date, approximately two thirds of such repurchases have been completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING DEVELOPMENTS

         During the third and fourth quarters of 2001, the FASB issued SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. Identified intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any ultimate impairment loss recognized must be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of the standard.

         The new standard is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Corporation will adopt the new standard on January 1, 2002, and estimates that the elimination of goodwill amortization will reduce noninterest expense by approximately $300 million ($260 million after-tax) for 2002. FleetBoston is currently evaluating the potential impact of the transitional impairment test on its financial position and results of operations.

         SFAS No. 143, which addresses the diversity in practice for recognizing asset retirement obligations, is effective for fiscal years beginning after June 15, 2002. SFAS  No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements, is effective for fiscal years beginning after December 15, 2001. FleetBoston is currently evaluating the potential impact of SFAS No. 143 and SFAS No. 144 on its financial position and results of operations, but does not expect such impact to be material.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains statements relating to future results of FleetBoston (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those contemplated as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to (1) changes in general political and economic conditions, either domestically or internationally, including the economic effects of the September 11, 2001 terrorist attacks against the United States, and the response of the United States to those attacks, the continuing weakness in the Latin American economies, particularly Argentina, and the potential impact of those economies on the economies of other countries; (2) further deterioration in credit quality, including the resultant effect on the level of the Corporation’s NPAs and charge-offs; (3) interest rate and currency fluctuations, equity and bond market fluctuations and perceptions, including continued weakness in the global capital markets and the impact of such weakness on the Corporation’s Principal Investing and other capital markets businesses; (4) changes in the competitive environment for financial services organizations and the Corporation’s ability to manage those changes and to continue to develop competitive products and services; (5) legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; (6) technological changes, including the impact of the Internet on the Corporation’s businesses; (7) the ability of the Corporation to fully realize expected cost savings and to realize those savings within the expected timeframes; and (8) the level of costs related to the integration of acquired businesses.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30

Dollars in millions, except per share amounts	2001	2000	2001	2000

Interest income:

Interest and fees on loans and leases	$2,601	$3,323	$8,517	$9,865

Interest on securities and trading assets	446	658	1,536	1,915

Other	302	128	781	508

Total interest income	3,349	4,109	10,834	12,288

Interest expense:

Deposits of domestic offices	590	817	2,025	2,402

Deposits of international offices	274	332	849	926

Short-term borrowings	243	406	863	1,216

Long-term debt	363	558	1,300	1,535

Other	32	67	130	208

Total interest expense	1,502	2,180	5,167	6,287

Net interest income	1,847	1,929	5,667	6,001

Provision for credit losses	325	325	955	980

Net interest income after provision for credit losses	1,522	1,604	4,712	5,021

Noninterest income:

Capital markets revenue	460	752	455	2,632

Banking fees and commissions	406	400	1,201	1,207

Investment services revenue	348	423	1,099	1,399

Credit card revenue	193	186	520	529

Processing-related revenue	68	154	330	467

Gains on branch divestitures	—	164	353	843

Other	135	185	503	475

Total noninterest income	1,610	2,264	4,461	7,552

Noninterest expense:

Employee compensation and benefits	979	1,178	3,008	3,995

Occupancy and equipment	283	294	847	903

Intangible asset amortization	96	97	294	291

Marketing and public relations	63	82	184	238

Legal and other professional	51	88	182	266

Merger- and restructuring-related charges	17	6	542	68

Loss on sale of mortgage banking business	—	—	428	—

Other	408	545	1,324	1,741

Total noninterest expense	1,897	2,290	6,809	7,502

Income before income taxes	1,235	1,578	2,364	5,071

Applicable income taxes	469	609	926	2,055

Net income	$766	$969	$1,438	$3,016

Diluted weighted average common shares outstanding (in millions)	1,091.8	1,101.5	1,094.1	1,099.7

Net income applicable to common shares	$760	$959	$1,415	$2,987

Basic earnings per share	.70	.89	1.31	2.76

Diluted earnings per share	.70	.87	1.29	2.72

Dividends declared	.33	.30	.99	.90

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Dollars in millions, except per share amounts	2001	2000

Assets

Cash, due from banks and interest-bearing deposits	$15,001	$12,826

Federal funds sold and securities purchased under agreements to resell	7,500	1,959

Trading assets	6,663	7,108

Mortgages held for sale	539	2,138

Securities (market value: $22,255 and $34,932)	22,251	34,964

Loans and leases	127,820	134,834

Reserve for credit losses	(2,734)	(2,709)

Net loans and leases	125,086	132,125

Due from brokers/dealers	4,059	2,987

Premises and equipment	2,896	2,867

Mortgage servicing rights	—	2,695

Intangible assets	4,198	4,557

Other assets	13,669	14,859

Total assets	$201,862	$219,085

Liabilities

Deposits:

Domestic:

Noninterest bearing	$26,614	$29,707

Interest bearing	80,600	80,073

International:

Noninterest bearing	1,833	1,628

Interest bearing	17,338	17,331

Total deposits	126,385	128,739

Federal funds purchased and securities sold under agreements to repurchase	9,250	12,955

Other short-term borrowings	5,732	10,151

Trading liabilities	3,072	2,540

Due to brokers/dealers	4,002	4,122

Long-term debt	25,473	31,684

Accrued expenses and other liabilities	8,173	9,533

Total liabilities	182,087	199,724

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock	321	566

Common stock, par value $.01 (1,086.7 million shares issued in 2001 and 1,100.1 million shares issued in 2000)	11	11

Common surplus	4,024	4,814

Retained earnings	14,966	14,561

Accumulated other comprehensive income	872	40

Treasury stock, at cost (11.4 million shares in 2001 and 14.6 million shares in 2000)	(419)	(631)

Total stockholders’ equity	19,775	19,361

Total liabilities and stockholders’ equity	$201,862	$219,085

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Nine months ended September 30	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income/(Loss)	Stock	Total

2000

Balance at December 31, 1999	$691	$11	$5,273	$12,020	$301	$(222)	$18,074

Net income				3,016			3,016

Other comprehensive income, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					(463)

Change in translation adjustment, net of taxes					5

Other comprehensive income/(loss)					(458)		(458)

Total comprehensive income/(loss)							2,558

Cash dividends declared on common stock ($.90 per share)				(813)			(813)

Cash dividends declared by pooled company prior to merger				(180)			(180)

Cash dividends declared on preferred stock				(29)			(29)

Common stock issued in connection with dividend reinvestment and employee benefit plans			(29)	7		197	175

Business combinations			(26)			130	104

Redemption of preferred stock	(125)						(125)

Treasury stock purchased						(104)	(104)

Settlement of forward purchase contracts						(679)	(679)

Settlement of common stock warrants			(441)				(441)

Other, net			(15)			1	(14)

Balance at September 30, 2000	$566	$11	$4,762	$14,021	$(157)	$(677)	$18,526

2001

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361

Net income				1,438			1,438

Other comprehensive income, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					209

Change in translation adjustment, net of taxes					(2)

Change in derivative instruments, net of taxes:

Cumulative effect of adopting SFAS No. 133					204

Net change in fair values of derivatives					317

Net losses reclassified to statement of income					104

Other comprehensive income					832		832

Total comprehensive income							2,270

Cash dividends declared on common stock ($.99 per share)				(1,074)			(1,074)

Cash dividends declared on preferred stock				(23)			(23)

Common stock issued in connection with dividend reinvestment and employee benefit plans			181	64		115	360

Redemption and repurchase of preferred stock	(245)						(245)

Exercise of common stock warrants			77				77

Treasury stock purchased						(935)	(935)

Retirement of treasury stock			(1,033)			1,033	—

Other, net			(15)			(1)	(16)

Balance at September 30, 2001	$321	$11	$4,024	$14,966	$872	$(419)	$19,775

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine months ended September 30
In millions	2001	2000

Cash Flows from Operating Activities

Net income	$1,438	$3,016

Adjustments for noncash items:

Depreciation and amortization of premises and equipment	445	437

Amortization of mortgage servicing rights	122	292

Amortization of other intangible assets	294	292

Provision for credit losses	955	980

Deferred income tax (benefit)/expense	(318)	279

Securities losses	166	43

Merger- and restructuring-related charges	542	68

Gains on branch divestitures	(353)	(843)

Gain on sale of investment in NYCE Corporation	(146)	—

Loss on sale of mortgage banking business	428	—

Write-downs of principal investing investments	602	—

Originations and purchases of mortgages held for sale	(10,407)	(12,761)

Proceeds from sales of mortgages held for sale	7,433	12,769

Decrease in trading assets	433	386

Increase/(decrease) in trading liabilities	532	(2,067)

Increase in due from brokers/dealers	(1,072)	(287)

Decrease in accrued receivables, net	1,337	22

(Decrease)/increase in due to brokers/dealers	(120)	166

(Decrease)/increase in accrued liabilities, net	(1,922)	1,055

Other, net	812	(2,847)

Net cash flow provided by operating activities	1,201	1,000

Cash Flows from Investing Activities

Net (increase)/decrease in federal funds sold and securities purchased under agreements to resell	(5,541)	1,096

Purchases of securities available for sale	(15,587)	(13,830)

Proceeds from sales of securities available for sale	22,054	9,399

Proceeds from maturities of securities available for sale	5,973	3,235

Purchases of securities held to maturity	(577)	(630)

Proceeds from maturities of securities held to maturity	665	1,930

Net cash and cash equivalents received from businesses acquired	—	15

Proceeds from sales of loan portfolios by banking subsidiary	2,497	2,050

Net decrease/(increase) in loans and leases	3,512	(5,457)

Net cash received/(paid) in conjunction with branch divestitures and sales of businesses	6,999	(2,171)

Purchase of investment in corporate-owned life insurance	—	(300)

Purchases of premises and equipment	(633)	(503)

Purchases of mortgage servicing rights	(53)	(121)

Net cash flow provided by/(used in) investing activities	19,309	(5,287)

Cash Flows from Financing Activities

Net decrease in deposits	(2,078)	(1,130)

Net (decrease)/increase in short-term borrowings	(8,124)	1,085

Proceeds from issuance of long-term debt	1,626	10,787

Repayments of long-term debt	(7,837)	(6,219)

Proceeds from issuance of common stock and exercise of warrants	437	175

Repurchase of common stock	(935)	(104)

Settlement of forward purchase contracts	—	(679)

Redemption and repurchase of preferred stock	(245)	(125)

Cash dividends paid	(1,074)	(992)

Net cash flow (used in)/provided by financing activities	(18,230)	2,798

Effect of foreign currency translation on cash	(105)	(12)

Net increase/(decrease) in cash and cash equivalents	2,175	(1,501)

Cash and cash equivalents at beginning of period	12,826	11,860

Cash and cash equivalents at end of period	$15,001	$10,359

Supplemental Disclosures

Interest paid	$5,287	$6,537

Income taxes paid	954	1,545

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

         Prior period financial statements reflect the acquisition of Summit Bancorp. (Summit), which was completed in March 2001 and was accounted for as a pooling of interests. This information should be read in conjunction with FleetBoston’s Current Report on Form 8-K dated May 4, 2001, which contains restated consolidated financial statements for the year ended December 31, 2000 reflective of the Summit acquisition, and its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2001 and March 31, 2001.

NOTE 2. MERGER AND ACQUISITION ACTIVITIES

         In connection with the Summit acquisition, aggregate charges totaling $718 million were recorded in the first quarter of 2001. These charges were composed of $453 million of merger- and restructuring-related charges and integration costs and $265 million of losses on sales of securities available for sale (completed as part of a repositioning of the combined balance sheet). An additional $145 million of merger-related costs have been recorded subsequent to the first quarter of 2001. The merger- and restructuring-related charges and integration costs are more fully described in Note 6.

         On November 1, 2001, FleetBoston completed its acquisition of the asset management businesses of Liberty Financial Companies, Inc. Under the terms of the definitive purchase agreement, the Corporation paid approximately $970 million in cash.

NOTE 3. LOANS AND LEASES

         The following table presents details of loan and lease financing balances:

	Sept. 30,	Dec. 31,
In millions	2001	2000

Domestic:

Commercial and industrial	$50,649	$56,147

Commercial real estate	11,637	11,641

Home equity	11,598	12,507

Residential real estate	9,261	11,425

Credit card	5,016	5,126

Other consumer	5,454	7,265

Lease financing	14,003	13,567

Total domestic loans and leases	107,618	117,678

International loans and leases	20,202	17,156

Total loans and leases	$127,820	$134,834

NOTE 4. RESERVE FOR CREDIT LOSSES

         A summary of activity in the reserve for credit losses follows:

Nine months ended September 30	2001	2000
In millions

Balance at beginning of year	$2,709	$2,816

Gross charge-offs:

Domestic:

Commercial and industrial	620	618

Commercial real estate	3	6

Residential real estate	1	6

Credit card	211	219

Other consumer	86	101

Lease financing	52	24

International	117	121

Total gross charge-offs	1,090	1,095

Recoveries:

Domestic:

Commercial and industrial	76	59

Commercial real estate	5	8

Residential real estate	1	6

Credit card	25	26

Other consumer	22	31

Lease financing	7	5

International	37	37

Total recoveries	173	172

Net charge-offs	917	923

Provision for credit losses	955	980

Divestitures/Acquisitions/Other	(13)	(75)

Balance at end of period	$2,734	$2,798

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 5. TRUST PREFERRED SECURITIES

         During the third quarter of 2001, FleetBoston’s wholly owned statutory business trust, Fleet Capital Trust VII, issued $500 million of 7.20% trust preferred securities, and invested the proceeds in an equivalent amount of junior subordinated debentures issued by FleetBoston. The junior subordinated debentures are the sole assets of the trust, and are unsecured obligations of FleetBoston. FleetBoston fully and unconditionally guarantees the trust’s obligations under the trust preferred securities. Further information with respect to trust preferred securities, including such securities issued by other statutory business trusts of FleetBoston, is included in Note 9 of the Notes to Consolidated Financial Statements contained in FleetBoston’s Current Report on Form 8-K dated May 4, 2001.

NOTE 6. MERGER- AND RESTRUCTURING-RELATED CHARGES

         In the first quarter of 2001, FleetBoston recorded aggregate merger- and restructuring-related charges of $487 million in connection with the Summit merger and a restructuring of its capital markets-related businesses. Of the $487 million, $408 million related to Summit and $79 million primarily related to capital markets. The $408 million charge was composed of $73 million of merger-related charges, $322 million of restructuring-related charges, and $13 million of accelerated depreciation of assets to be disposed of at a later date, which resulted from revisions to the estimated useful lives of assets currently in use that will be disposed when the Summit integration has been completed.

         In addition to the merger- and restructuring-related charges, FleetBoston incurred $45 million of merger integration costs in the first quarter. These integration costs, which are expensed as incurred, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications. During the second and third quarters of 2001, aggregate costs of $145 million, composed of $55 million and $90 million of additional accelerated depreciation and integration costs, respectively, were recorded.

         In 1999, the Corporation recorded $467 million of restructuring charges in connection with the BankBoston merger. Additional information concerning these 1999 charges is included in Note 14 to the Consolidated Financial Statements included in the Corporation’s Current Report on Form 8-K dated May 4, 2001. During the second quarter of 2001, $14 million of such charges were reversed, primarily related to severance and facilities accruals which were not fully utilized.

Restructuring-Related Charges

Summit

         Of the $322 million restructuring-related charge, $150 million related to personnel, $96 million related to asset write-downs and contract cancellations, $60 million related to facilities and $16 million related to other restructuring expenses.

         Personnel-related costs of $150 million included severance to be paid in a lump sum or over a defined period, benefit program changes and outplacement services for approximately 2,700 positions identified during the first quarter for elimination in connection with restructuring, principally as a result of the elimination of duplicate functions within the combined company. During the first nine months of 2001, approximately $89 million of personnel-related benefits were paid and approximately 2,500 employees were terminated and left the Corporation.

         Asset write-downs and contract cancellation costs of $96 million related to costs to dispose of duplicate or obsolete equipment and computer software, and penalties incurred to cancel leases and other contracts. During the first nine months of 2001, $20 million of costs were paid and $51 million of write-downs were recorded.

         Facilities-related charges of $60 million represented minimum lease payments related to duplicate branch and other facilities. During the first nine months of 2001, $1 million of facilities-related charges were paid and $8 million accrued for such charges, which were not fully utilized, was reversed. Other costs of $16 million included expenses and various other costs incurred to merge the two companies. During the first nine months of 2001, $9 million of other costs were paid.

Capital Markets

         Of the $79 million charge, $52 million related to severance to be paid in a lump sum or over a defined period, benefit program changes and outplacement services for approximately 750 positions identified during the first quarter for elimination in connection with the restructuring; $23 million of costs related to future lease obligations and write-downs of capitalized assets; and $4 million of other restructuring expenses. During the first nine months of 2001, approximately 740 employees were terminated and left the Corporation, and $43 million of related benefits were paid.

         The following table presents activity in restructuring-related accruals during the nine months ended September 30, 2001.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Restructuring Accrual Activity

	Summit & Capital
	Markets	BankBoston

Balance at December 31, 2000	$—	$146

Restructuring accrual	401	—

Restructuring reversal	(8)	(14)

Cash payments	(162)	(104)

Noncash write-downs	(51)	—

Balance at September 30, 2001	$180	$28

         The $104 million of cash payments included in the table above related to the BankBoston merger consisted of $89 million of personnel benefits, $14 million in facilities charges, and $1 million of other restructuring expenses. The remaining accrual at September 30, 2001 is composed primarily of expected cash outlays related to severance and facilities obligations.

NOTE 7. LINE OF BUSINESS INFORMATION

         Information about operating segments for the quarters and nine months ended September 30, 2001 and 2000 is included in the “Line of Business Information” section of Management’s Discussion and Analysis included in this Report.

NOTE 8. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended September 30	2001		2000

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,084,284,895	1,084,284,895	1,080,708,421	1,080,708,421

Additional shares due to:

Stock options	—	7,531,826	—	10,599,230

Warrants	—	—	—	10,191,635

Total equivalent shares	1,084,284,895	1,091,816,721	1,080,708,421	1,101,499,286

Earnings per share:

Net income	$766	$766	$969	$969

Less preferred stock dividends	(6)	(6)	(10)	(10)

Net income available to common stockholders	$760	$760	$959	$959

Total equivalent shares	1,084,284,895	1,091,816,721	1,080,708,421	1,101,499,286

Earnings per share	$.70	$.70	$.89	$.87

Nine months ended September 30	2001		2000

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,083,848,148	1,083,848,148	1,080,669,138	1,080,669,138

Additional shares due to:

Stock options	—	10,041,726	—	8,154,259

Warrants	—	183,137	—	10,916,231

Total equivalent shares	1,083,848,148	1,094,073,011	1,080,669,138	1,099,739,628

Earnings per share:

Net income	$1,438	$1,438	$3,016	$3,016

Less preferred stock dividends	(23)	(23)	(29)	(29)

Net income available to common stockholders	$1,415	$1,415	$2,987	$2,987

Total equivalent shares	1,083,848,148	1,094,073,011	1,080,669,138	1,099,739,628

Earnings per share	$1.31	$1.29	$2.76	$2.72

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

NOTE 9. COMMITMENTS AND CONTINGENCIES

         FleetBoston and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses. Management, based on its review with counsel of the development of these matters to date, considers that the aggregate loss resulting from the final outcome, if any, of these proceedings should not be material to FleetBoston’s financial condition or results of operations.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         FleetBoston adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of January 1, 2001. The adoption resulted in an after-tax increase to other comprehensive income, a component of stockholders’ equity, of approximately $200 million, and an increase of approximately $14 million to other noninterest income ($8 million after-tax). Concurrent with adoption of the Standard, and as permitted by its provisions, approximately $5 billion of securities held to maturity were reclassified as securities available for sale. This reclassification resulted in an after-tax loss of approximately $160 million, which was recorded in other comprehensive income.

         In the normal course of business, FleetBoston enters into a variety of interest rate and foreign exchange derivative contracts in connection with its balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and its trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. For additional information with respect to the Corporation’s use of derivatives, including related accounting policies, refer to Notes 2 and 11 of the Condensed Notes to Consolidated Financial Statements included in FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

Balance Sheet Management Activities

         In connection with balance sheet management activities, non-trading derivative financial instruments are used to manage market risk, primarily interest rate risk.

         Fair Value Hedges. Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the Corporation’s overall interest rate risk management process.

         For the nine months ended September 30, 2001, FleetBoston recognized net pre-tax losses of approximately $131 million, which represented the ineffective portion of all fair value hedges, primarily hedges of mortgage servicing rights, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. Net pre-tax losses recognized during the quarter ended September 30, 2001 were not significant. The components of fair value excluded from the assessment of fair value hedge effectiveness for the quarter and nine months ended September 30, 2001 were losses of approximately $2.5 million and $21 million, respectively. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

         Cash Flow Hedges. Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

         For the nine months ended September 30, 2001, FleetBoston recognized net pre-tax gains of approximately $.5 million, which represented the total ineffectiveness of all cash flow hedges. Net pretax losses recognized during the quarter ended September 30, 2001 were not significant.

         Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2001, approximately $378 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

         Hedges of Net Investments in Foreign Operations. Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the quarter and nine months ended September 30, 2001, net after-tax losses of approximately $4.5 million and net after-tax gains of approximately $2.4 million, respectively, were recorded in other comprehensive income related to these derivatives.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

Credit Risk

         The use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage its level of credit exposure, FleetBoston deals only with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments are included in other liabilities in the consolidated balance sheet.

         Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $699 million at September 30, 2001, versus $1,063 million at June 30, 2001. Foreign exchange derivative instruments had credit exposure of $91 million at September 30, 2001, versus $43 million at June 30, 2001. Trading derivatives had credit exposure of $3.5 billion at September 30, 2001, versus $2.2 billion at June 30, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(b)	Current Reports on Form 8-K

FleetBoston filed the following Current Reports on Form 8-K during the period from July 1, 2001 to the date of the filing of this report:

•	Current Report on Form 8-K, dated July 18, 2001, announcing the Corporation’s second quarter 2001 earnings.

•	Current Report on Form 8-K, dated September 16, 2001, announcing the authorization by the Corporation’s Board of Directors of the repurchase of up to $4 billion of the Corporation’s outstanding common stock.

•	Current Report on Form 8-K, dated September 17, 2001, announcing the completion of a public offering of $500 million of 7.20% capital securities of Fleet Capital Trust VII.

•	Current Report on Form 8-K, dated October 17, 2001, reporting remarks by the Corporation’s Chief Financial Officer concerning guidance on fourth quarter 2001 and full year 2002 earnings.

•	Current Report on Form 8-K, dated October 17, 2001, as amended by a Form 8-K/A filed October 23, 2001, announcing the Corporation’s third quarter 2001 earnings.

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

DATE: November 13, 2001