Form 10-K
period 2001-12-31
FLEETBOSTON FINANCIAL CORP
filed 2002-03-01
CIK 50341

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________
Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6366
FleetBoston Financial Corporation
(Exact name of Registrant as specified in its charter)

Rhode Island	05-0341324
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Federal Street, Boston, Massachusetts	02110
(Address of principal executive office)	(Zip Code)

617 / 434-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange Boston Stock Exchange

Depositary Shares each representing a one-fifth interest in a share of Series VI 6.75% Perpetual Preferred Stock, $1 Par Value	New York Stock Exchange

8.00% Trust Originated Preferred Securities issued by Fleet Capital Trust I, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

7.05% Trust Originated Preferred Securities issued by Fleet Capital Trust III, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

7.17% Trust Originated Preferred Securities issued by Fleet Capital Trust IV, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

8.80% Trust Originated Preferred Securities issued by Fleet Capital Trust VI, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

7.20% Capital Securities issued by Fleet Capital Trust VII, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange Boston Stock Exchange

_____________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES XX NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of January 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $34.9 billion.

The number of shares of common stock of the Registrant outstanding as of January 31, 2002 was 1,043,733,399.

DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Table of Contents and Cross-Reference Index
	Description		Page Number

Part I.	Item 1.	Business	2-6
		- Line of Business Information	10-14, 59-61
		- Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-36
		- Acquisitions and Divestitures	47
		- Capital	34-35, 52-53
		- Dividends	34-35, 52-53
		- Statistical Disclosure by Bank Holding Companies	5-6, 9, 20-27, 29, 43-44, 47-49, 65-67
	Item 2.	Properties	6
	Item 3.	Legal Proceedings	6-7, 57
	Item 3A.	Executive Officers of the Corporation	7-8
	Item 4.	Submission of Matters to a Vote of Security Holders	8
Part II.	Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	8, 66
	Item 6.	Selected Financial Data	9
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-36
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30-34, 37
	Item 8.	Financial Statements and Supplementary Data	38-64, 66
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Part III.	Item 10.	Directors and Executive Officers of the Registrant	7-8, 68*
	Item 11.	Executive Compensation	68*
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	68*
	Item 13.	Certain Relationships and Related Transactions	68*
Part IV.	Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	39-42, 69-72
	Signatures		73-74

*The information required by this Item is incorporated herein by reference to the Corporation’s Proxy Statement for its 2002 Annual Meeting of Stockholders.

PART I.

Item 1. Business

General

     FleetBoston Financial Corporation (FleetBoston or the Corporation) is a diversified financial services company organized under the laws of the State of Rhode Island. FleetBoston is a legal entity separate and distinct from its subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2001, the Corporation had total assets of $203.6 billion, total deposits of $129.3 billion, total stockholders’ equity of $17.6 billion and approximately 56,000 employees. In terms of total assets, FleetBoston is the seventh largest financial holding company in the United States. The executive office of the Corporation is located at 100 Federal Street, Boston, Massachusetts, 02110 (telephone (617) 434-2200).
     On March 1, 2001, FleetBoston completed its acquisition of Summit Bancorp. (Summit). Approximately 180.5 million shares of FleetBoston common stock were issued in exchange for substantially all of Summit’s outstanding shares, through the exchange of 1.02 shares of FleetBoston stock for each outstanding Summit share. The transaction was accounted for as a pooling of interests and, as such, financial information included in this Report presents the combined financial condition and results of operations of both companies as if they had operated as a combined entity for all periods presented.
     FleetBoston, through its subsidiaries, offers a comprehensive array of financial solutions to approximately 20 million customers. Its key businesses include consumer and small business banking; commercial banking, including middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking; international banking; corporate banking; principal investing; investment banking; securities brokerage, market-making and clearing services; investment services, including asset management, mutual funds and retirement planning; credit card services; commercial real estate lending; and student loan and other processing. FleetBoston owns three national banking subsidiaries, including its principal banking subsidiary, Fleet National Bank (FNB). FNB is a member of the Federal Reserve System, and its domestic deposits are insured by the Federal Deposit Insurance Corporation (the FDIC) to the extent provided by law.
     FleetBoston’s principal business lines, including their operating results and other key financial measures, are more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7, and in Note 16 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. For discussions of FleetBoston’s business activities, including its lending activities, its cross-border outstandings and its management of credit risk, liquidity risk and other risks inherent in its businesses, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.
     This Report contains statements (including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7), that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, FleetBoston may make other written and oral communications from time to time (including, without limitation, in the Corporation’s 2001 Summary Annual Report to Stockholders) that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of the Corporation and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Actual results may differ materially from those projected as a result of the following risks and uncertainties, as well as any other risks and uncertainties detailed from time to time in the filings of the Corporation with the Securities and Exchange Commission (the SEC):

  general political and economic conditions, either domestically or internationally, may be less favorable than expected;
  Argentina may continue to experience economic, political and social instability, and those conditions may affect the economies of other countries in which the Corporation is doing business;
  the adverse economic effects of the September 11, 2001 terrorist attacks against the United States and related events, including the potential expansion of hostilities, may be greater than expected;
  credit quality may continue to deteriorate, resulting in an increase in the level of the Corporation’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;
  interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;
  global capital markets in general, and the technology and telecommunications industries in particular, may continue to exhibit weakness, adversely affecting our principal investing and other capital markets businesses, including Robertson Stephens;
  competitive product and pricing pressures among financial institutions within the Corporation’s markets may increase significantly;

  legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, insurance and other aspects of the financial services industry, may adversely affect the businesses in which the Corporation is engaged or the Corporation’s financial results;
  changes in accounting rules, policies, practices and procedures may be required as a result of certain proposals under consideration by U.S. legislators and regulatory and self-regulatory bodies;
  legal and regulatory proceedings and related matters could adversely affect the Corporation or the financial services industry generally; and
  technological changes, including the impact of the Internet on the Corporation’s businesses, may be more difficult or expensive than anticipated.

Competition

     FleetBoston’s banking and non-banking subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other non-bank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in the Northeast, throughout the United States and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.
     One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national and regional level. FleetBoston continues to implement strategic initiatives focused on expanding its core businesses and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities. FleetBoston analyzes each of its businesses in the context of customer demands, competitive advantages, industry dynamics and growth potential.
     For additional information with regard to FleetBoston’s acquisition and divestiture activities, refer to Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Supervision and Regulation

     The business in which FleetBoston and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where the Corporation and its subsidiaries operate. The supervision, regulation and examination to which FleetBoston and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.
     Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Corporation and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Corporation and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of FleetBoston and its subsidiaries.

Regulatory Agencies

     Financial Holding Company. As a registered bank holding company and financial holding company, FleetBoston is subject to regulation under the Bank Holding Company Act of 1956 and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the Federal Reserve Board).
     Subsidiary Banks. FNB and FleetBoston’s other national banking subsidiaries are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the OCC) and secondarily by the Federal Reserve Board and the FDIC. FNB’s and FleetBoston’s operations in other countries are also subject to various restrictions imposed by the laws of those countries.
     Non-bank Subsidiaries. Many of FleetBoston’s non-banking subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. FleetBoston’s brokerage subsidiaries are regulated by the SEC, the New York Stock Exchange, the National Association of Securities Dealers, Inc. and state securities regulators. FleetBoston’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-banking subsidiaries of the Corporation are subject to the laws and regulations of both the federal government and the various states in which they conduct business.
     Other Requirements and Regulations. FleetBoston and its subsidiaries are also affected by the fiscal and monetary policies of the U.S. federal government and the Federal Reserve Board, and by various other governmental requirements and regulations in the states and countries where FleetBoston and its subsidiaries operate.

Financial and Bank Holding Company Activities

     “Financial in Nature” Requirement. As a financial holding company, the Corporation may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of the Corporation ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies or, if the deficiencies persist, require the Corporation to divest the banking subsidiary. In addition, if any banking subsidiary of the Corporation receives a Community Reinvestment Act rating of less than satisfactory, the Corporation would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. The Corporation may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as FNB, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.
     Interstate Banking and Branching. As a bank holding company, the Corporation is required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (Riegle-Neal), subject to certain concentration limits and other requirements, bank holding companies such as the Corporation may acquire banks and bank holding companies located in any state. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal.
     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Corporation, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” All of FleetBoston’s subsidiary banks are FDIC-insured depository institutions.

Capital Requirements

     Information concerning FleetBoston and its subsidiaries with respect to capital requirements is incorporated by reference from Note 10, “Regulatory Matters,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and from the “Capital Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2001, each of FleetBoston’s banking subsidiaries was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions

     FleetBoston’s funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds and funds used to pay principal and interest on FleetBoston’s indebtedness is dividends received from its subsidiary banks. Various federal laws limit the amount of dividends FleetBoston’s banking subsidiaries can pay to FleetBoston without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit the Corporation’s banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of FleetBoston’s banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Additional information concerning FleetBoston and its banking subsidiaries with respect to dividends is incorporated by reference from Note 10, “Regulatory Matters,” of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and the “Liquidity Risk Management” and “Capital Management” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.

Deposit Insurance Assessments

     The deposits of FleetBoston’s banking subsidiaries are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the BIF) and/or the Savings Association Insurance Fund (the SAIF) administered by the FDIC. As of December 31, 2001, FleetBoston’s banking subsidiaries held approximately $101 billion and $9 billion, respectively, of BIF- and SAIF-assessable deposits. FleetBoston currently pays no insurance assessments on these deposits under the FDIC’s risk-related assessment system. However, insurance assessments could be required as early as 2003.

Depositor Preference Statute

     In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over other general unsecured claims against that institution, including federal funds and letters of credit.

Future Legislation

     Changes to the laws and regulations in the states and countries where FleetBoston and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. FleetBoston cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of FleetBoston.

Statistical Disclosure by Bank Holding Companies

The following information, included under Items 6, 7 and 8 of this Report, is incorporated by reference herein:

     “Consolidated Average Balances/Interest Earned-Paid/Rates 1999-2001” table - presents average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

     “Rate/Volume Analysis” table - presents changes in the taxable equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

     Note 3, “Securities,” of the “Notes to Consolidated Financial Statements” - discloses information regarding book values, market values, maturities, and weighted average yields of securities (by category).

     Note 4, “Loans and Leases,” of the “Notes to Consolidated Financial Statements” and “Loans and Leases” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses distribution of loans of the Corporation.

     “Loans and Leases Maturity” table and “Interest Sensitivity of Loans and Leases Over One Year” table - presents maturities and sensitivities of loans to changes in interest rates.

     Note 1, “Summary of Significant Accounting Policies - Loans and Leases” of the “Notes to Consolidated Financial Statements” and “Nonperforming Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses information on nonaccrual and past due loans and leases and the Corporation’s policy for placing loans on nonaccrual status.

     “Loans and Leases” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses information regarding cross-border outstandings and other loan concentrations of the Corporation.

     “Reserve for Credit Losses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - presents an analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management’s judgment in determining the amount of additions to the reserve charged to operating expense.

     “Consolidated Average Balances/Interest Earned-Paid/Rates 1999-2001” table and the “Components of Funding Sources” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses deposit information.

     “Selected Financial Highlights” - presents return on assets, return on equity, and equity-to-assets ratio.

     Note 6, “Short-Term Borrowings,” of the “Notes to Consolidated Financial Statements” - discloses information on short-term borrowings of the Corporation.

Item 2. Properties

     FleetBoston maintains its corporate headquarters at 100 Federal Street, Boston, Massachusetts. FleetBoston or its domestic subsidiaries also maintain principal offices at One Federal Street, Boston, Massachusetts; 111 Westminster Street and One Financial Plaza, Providence, Rhode Island; 777 Main Street, Hartford, Connecticut; 1185 Avenue of the Americas and 26 Broadway, New York, New York; 555 California Street, San Francisco, California; and 301 Carnegie Center, Princeton, New Jersey. FleetBoston or its subsidiaries also maintain administration and operations centers located in New York, Massachusetts, Pennsylvania, Rhode Island, Connecticut, Colorado, Illinois, Delaware, New Jersey and California.
     In Latin America, where FNB operates under the corporate name “BankBoston, N.A.,” BankBoston, N.A. maintains banking headquarters in Buenos Aires, Argentina, and Sao Paulo, Brazil. In 1998, BankBoston, N.A. acquired an undeveloped site in Sao Paulo, Brazil to construct a new corporate office building. Construction commenced in July 1999 and is expected to be completed in the second quarter of 2002.
     None of these properties is subject to any material encumbrance. FleetBoston’s subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

Item 3. Legal Proceedings

     The Corporation and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses, including the following matter:
     During 2001, Robertson Stephens, the Corporation’s investment banking subsidiary, and many other underwriters, as well as various issuers and their officers and directors, were named as defendants in approximately 200 class action lawsuits alleging violations of federal securities laws in connection with the underwriting of initial public offerings (IPOs). The plaintiffs contend that the defendants violated the securities laws by failing to make certain required disclosures in prospectuses, by manipulating the prices of IPO securities in the aftermarkets through, among other things, alleged agreements with companies receiving allocations to purchase additional shares in the aftermarket and by false and misleading analyst reports. Robertson Stephens and other leading underwriters have also been named as defendants in class action lawsuits under the antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for the IPO securities and to extract anticompetitive fees in connection with the IPOs. Robertson Stephens believes that it acted lawfully in respect to the foregoing allegations and is contesting these suits. Robertson Stephens is also involved in various governmental reviews and investigations concerning the foregoing.

     Management of the Corporation, based on its review with counsel of all actions and proceedings pending against the Corporation and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to the Corporation’s financial condition or results of operations.

Item 3A. Executive Officers of the Corporation

     The names, positions, ages and business experience during the past five years of the “executive officers” of the Corporation, as defined in the Securities Exchange Act of 1934, as of February 25, 2002 are set forth below. The term of office of each executive officer extends until the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders, and until a successor is chosen and qualified, unless they sooner resign, retire, die or are removed.

Name	Positions with the Corporation	Age as of February 25, 2002
Terrence Murray	Chairman	62
Charles K. Gifford	President and Chief Executive Officer	59
Henrique C. Meirelles	President of Global Banking	56
Eugene M. McQuade	Vice Chairman and Chief Financial Officer	53
H. Jay Sarles	Vice Chairman, Wholesale Banking	56
Paul F. Hogan	Vice Chairman and Chief Risk Officer	56
Peter J. Manning	Vice Chairman	63
T. Joseph Semrod	Vice Chairman	65
Joseph Smialowski	Vice Chairman, Technology and Operations	53
Bradford H. Warner	Vice Chairman, Consumer Financial Services	50
Anne M. Finucane	Executive Vice President	49
John L. Mastromarino	Executive Vice President	48
Brian T. Moynihan	Executive Vice President	42
Gary A. Spiess	Executive Vice President, General Counsel and Secretary	61
M. Anne Szostak	Executive Vice President	51
Ernest L. Puschaver	Chief Accounting Officer	54

     Terrence Murray has served as Chairman of the Corporation since 1982 (except from 1988 to 1989 and from 1995 to 1996, when he served as President) and Chief Executive Officer from 1982 through December 2001 (except from 1988 to 1989, when he served as Chief Operating Officer). Mr. Murray has been a Director of the Corporation since 1976.

     Charles K. Gifford became President and Chief Operating Officer of the Corporation following the merger of BankBoston Corporation (BankBoston) with Fleet Financial Group, Inc. in 1999 (the BankBoston merger) and became President and Chief Executive Officer in December 2001. Prior to the BankBoston merger, Mr. Gifford had served as Chairman, President and Chief Executive Officer of BankBoston from 1995 to 1996, Chief Executive Officer from 1996 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999. Mr. Gifford has been a Director of the Corporation since 1999.

     Henrique C. Meirelles became President of Global Banking and Financial Services of the Corporation following the BankBoston merger, was named President of Corporate and Global Banking in November 2000 and became President of Global Banking in October 2001. Prior to the BankBoston merger, Mr. Meirelles had served as BankBoston’s President and Chief Operating Officer from 1996 to 1999. Mr. Meirelles has been a Director of the Corporation since 1999.

     Eugene M. McQuade was named Executive Vice President and Chief Financial Officer of the Corporation in 1993, and has served as Vice Chairman and Chief Financial Officer since 1997.

     H. Jay Sarles became Vice Chairman of the Corporation in 1993, Vice Chairman and Chief Administrative Officer in 1997 and Vice Chairman, Wholesale Banking, in October 2001.

     Paul F. Hogan became Vice Chairman, Corporate and Investment Banking, of the Corporation following the BankBoston merger and was named Vice Chairman and Chief Risk Officer in 2000. Prior to the BankBoston merger, Mr. Hogan had served as Vice Chairman, Corporate Banking, of BankBoston from 1996 to 1997 and Vice Chairman, Wholesale Banking, from 1997 to 1999.

     Peter J. Manning became Vice Chairman of the Corporation following the BankBoston merger. Prior to the BankBoston merger, Mr. Manning had served as Executive Vice President, Mergers and Acquisitions, of BankBoston from 1996 to 1999.

     T. Joseph Semrod became Vice Chairman of the Corporation following the acquisition of Summit by the Corporation in March 2001. Prior to the Summit acquisition, Mr. Semrod had served as Chairman of the Board and Chief Executive Officer of Summit from 1981 to March 2001.

     Joseph Smialowski became Vice Chairman, Technology and Operations, of the Corporation following the BankBoston merger. Prior to the BankBoston merger, Mr. Smialowski had served as Executive Vice President, Technology and Operations, of BankBoston from 1998 to 1999. Before joining BankBoston, Mr. Smialowski served as Senior Vice President and Chief Information Officer of Sears, Roebuck & Co. from 1993 to 1998.

     Bradford H. Warner became Vice Chairman, Investment Services, of the Corporation following the BankBoston merger and was named Vice Chairman, Consumer Business Group, in 2000 and Vice Chairman, Consumer Financial Services, in January 2002. Prior to the BankBoston merger, Mr. Warner had served as Executive Vice President, Global Capital Markets, of BankBoston from 1996 to 1998 and Vice Chairman, Regional Banking, from 1998 to 1999.

     Anne M. Finucane has served as Senior Vice President and Director of Corporate Marketing and Corporate Communications of the Corporation from 1995 to 1999 and Executive Vice President since 1999.

     John L. Mastromarino became Executive Vice President of the Corporation following the BankBoston merger. Prior to the BankBoston merger, Mr. Mastromarino had served as Executive Vice President, Risk Management, of BankBoston from 1995 to 1999.

     Brian T. Moynihan was named Managing Director, Corporate Strategy and Development, of the Corporation in 1994, Senior Vice President in 1998 and Executive Vice President in 1999.

     Gary A. Spiess was named Senior Vice President, Deputy General Counsel and Assistant Secretary of the Corporation following the BankBoston merger and became Executive Vice President, General Counsel and Secretary in January 2002. Prior to the BankBoston merger, Mr. Spiess had served as General Counsel and Clerk of BankBoston from 1987 to 1999 and as Executive Vice President from 1998 to 1999.

     M. Anne Szostak was named Senior Vice President, Human Resources, of the Corporation in 1994 and has served as Executive Vice President since 1998.

     Ernest L. Puschaver was named Chief Accounting Officer of the Corporation in 2000. Prior to joining the Corporation, Mr. Puschaver had been a partner at PricewaterhouseCoopers LLP since 1983.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

PART II.

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

     The Corporation’s common stock is listed on the New York and Boston Stock Exchanges. At December 31, 2001, FleetBoston had 85,312 stockholders of record. For information regarding high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on the Corporation’s common stock, see the “Quarterly Summarized Financial Information” table included under Item 8 of this Report, which is incorporated by reference herein.

Item 6. Selected Financial Data

SELECTED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share amounts Prepared on a fully taxable equivalent basis	2001	2000	1999	1998	1997

For the Year
Net interest income	$ 7,454	$ 7,975	$ 8,091	$ 7,653	$ 7,344
Noninterest income	5,340	9,461	7,366	5,625	4,508
Total revenue	12,794	17,436	15,457	13,278	11,852
Noninterest expense	8,913	9,610	10,253	7,847	6,878
Provision for credit losses	2,330	1,295	1,061	916	581
Net income	931	3,910	2,476	2,771	2,606

Per Common Share
Basic earnings	$ .84	$ 3.58	$ 2.21	$ 2.48	$ 2.32
Diluted earnings	.83	3.52	2.16	2.42	2.27
Market price (year-end)	36.50	37.56	34.81	44.69	37.56
Cash dividends declared	1.34	1.23	1.11	1.00	.92
Book value (year-end)	16.61	17.31	15.92	14.78	13.43

At Year-End
Assets	$ 203,638	$219,085	$226,808	$210,828	$190,278
Securities	26,662	34,964	36,009	33,356	29,077
Loans	128,180	134,834	142,861	133,037	125,433
Reserve for credit losses	3,634	2,709	2,816	2,628	2,440
Deposits	129,337	128,739	139,592	141,310	131,826
Short-term borrowings	15,457	23,106	22,700	22,472	22,821
Long-term debt	25,530	31,684	29,214	17,878	9,239
Total stockholders’ equity	17,608	19,361	18,074	16,896	15,641

Ratios
Return on average assets	.45%	1.75%	1.11%	1.38%	1.44%
Return on average common equity	4.77	22.04	14.45	17.51	18.74
Net interest margin	4.15	4.17	4.19	4.35	4.60
Common equity-to-assets (year-end)	8.51	8.58	7.66	7.69	7.71
Average total equity-to-assets	9.25	8.10	7.83	8.12	8.12

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis of FleetBoston Financial Corporation’s (FleetBoston or the Corporation) financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications. The preparation of consolidated financial statements requires management to make estimates and assumptions, in the application of certain of its accounting policies, about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies considered significant in this respect are the valuation of principal investing securities and derivative instruments, and the determination of the reserve for credit losses. These significant accounting policies are discussed in the Capital Markets Revenue and Reserve for Credit Losses sections of this discussion and analysis and in Note 1 of the “Notes to Consolidated Financial Statements.”
     This discussion and analysis may contain statements relating to future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, which are more fully discussed under Item 1 of this Report.
     On March 1, 2001, FleetBoston acquired Summit Bancorp. (Summit). The acquisition was accounted for as a pooling of interests and, as such, financial information included in this discussion and analysis has been restated to present the combined financial condition and results of operations of both companies as if the acquisition had been in effect for all periods presented. Refer to Note 2 of the “Notes to Consolidated Financial Statements,” included under Item 8 of this Report, for further discussion of the acquisition.
     FleetBoston’s earnings for 2001 were $931 million, or $.83 per diluted share, compared with $3.9 billion, or $3.52 per diluted share, in 2000. Return on assets and return on common equity were .45% and 4.77%, respectively, in 2001, compared to 1.75% and 22.04%, respectively, in 2000.
     Decreases in earnings and operating ratios from 2000 were mainly a result of the impact of the slowdown in the U.S. economy throughout 2001 on revenues of the capital markets and investment services businesses, increased credit costs, and the impact of political and economic instability in Argentina.

     Results for 2001 and 2000 included the following, which are more fully discussed in other sections of this Report:

Year ended December 31, 2001:
  Aggregate charges of $1.1 billion, composed of a provision of $725 million ($434 million after-tax) to increase loan loss reserves in light of the economic and political turmoil in Argentina; a charge of $200 million ($120 million after-tax) related to the estimated impact of Argentine government actions with respect to FleetBoston’s Argentine operations; and write-downs of $175 million ($105 million after-tax) taken against the carrying value of Argentine government bonds.
  Write-downs of $1.1 billion ($679 million after-tax) taken against the carrying value of the Principal Investing portfolio.
  Summit merger-related charges of $866 million ($545 million after-tax) consisting of $459 million ($300 million after-tax) of merger- and restructuring-related charges, $142 million ($87 million after-tax) of merger integration costs and a $265 million ($158 million after-tax) loss from the sale of low-margin securities following the acquisition.
  A loss of $428 million ($285 million after-tax) from the sale of the mortgage banking business.
  Aggregate credit-related charges of $325 million, consisting of incremental credit provisions of $175 million ($105 million after-tax) to increase loan loss reserves in light of the stresses in the domestic economy, and $150 million ($89 million after-tax) related to charge-offs arising from the transfer of problem credits to accelerated disposition status.
  Restructuring charges of $179 million ($112 million after-tax), primarily severance and related costs, associated with business unit restructurings.
  Gains of $333 million ($204 million after-tax) from branch divestitures associated with the BankBoston merger, $77 million ($48 million after-tax) related to the sales of non-strategic branches in upstate New York and $146 million ($91 million after-tax) from the sale of an investment in the NYCE Corporation.

Year ended December 31, 2000:

  Merger and integration costs of $249 million ($151 million after-tax) primarily associated with the BankBoston merger.
  Gains of $843 million ($420 million after-tax) from BankBoston merger-related branch divestitures.

LINE OF BUSINESS INFORMATION

FleetBoston is managed along a customer-focused organizational structure that includes five principal lines of business: Wholesale Banking, Consumer Financial Services, Wealth Management and Brokerage, International Banking, and Capital Markets. Business line results are subject to periodic restatements based on modifications to management accounting methodology, profitability measurement enhancements and organizational changes. Accordingly, information for the years ended December 31, 2001 and 2000 presented in this section has been restated for comparative purposes to reflect management reporting changes implemented in 2001, including the revised organizational structure adopted in October 2001, and the March 2001 acquisition of Summit. The table below highlights FleetBoston’s segment results and is presented on a fully taxable equivalent (FTE) basis.

Line of Business Earnings Summary

Year ended December 31	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income/(Loss)		Revenue		Return on Equity

Wholesale Banking	$1,242	$1,364	$ 4,689	$ 5,085	19%	20%
Consumer Financial Services	866	803	4,955	5,129	22	19
Wealth Management and Brokerage	149	359	1,581	1,966	8	21
International Banking	(214)	353	1,486	1,756	nm	24
Capital Markets	(642)	700	(255)	2,622	nm	32
All Other	(470)	331	338	878	nm	nm

Total	$ 931	$3,910	$12,794	$17,436	5%	22%

nm — not meaningful

The following discussion focuses on the components of each of the five major business lines, and explains results in terms of their underlying businesses.

Wholesale Banking

Year ended December 31	2001	2000
Dollars in millions

Income Statement Data:
Revenue	$ 4,689	$ 5,085
Provision for credit losses	652	540
Noninterest expense	1,930	2,220
Taxes	865	961

Net income	$ 1,242	$ 1,364

Balance Sheet Data:
Average assets	$94,075	$106,723
Average loans	83,205	88,372
Average deposits	32,925	34,488

Return on equity	19%	20%

Wholesale Banking earned $1.2 billion in 2001, a decrease of $122 million from the prior year. Earnings from the wholesale banking units reflected weak demand for both loan and capital markets-related products as the economic environment has deteriorated. In addition, economic conditions have impacted credit quality, contributing to increases in nonperforming loans and the provision for credit losses. Strong sales of cash management and interest rate protection products, along with the impact of cost saving initiatives, helped to moderate the impact of the weak economic climate.

Year ended December 31	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Revenue		Return on Equity

Commercial Finance	$ 500	$ 495	$1,509	$1,503	18%	18%
Corporate Banking	319	414	1,166	1,384	18	22
Commercial Banking	216	219	972	1,040	17	16
Small Business	207	236	1,042	1,158	25	27

Total	$1,242	$1,364	$4,689	$5,085	19%	20%

The Commercial Finance unit offers creative financing solutions for the complex needs of a nationwide customer base using commercial real estate lending, leasing and asset-based financing products. Commercial Finance earned $500 million in the current year, compared to $495 million in 2000. Increased customer demand for cash management and trade services, along with strong fee generation in the leasing unit and cost saving initiatives, combined to offset declining investment banking fees and higher credit costs. The loan and lease portfolio experienced strong growth in leasing and real estate loans, but this growth was limited by declines in the asset-based portfolio, which was repositioned to reduce credit exposure. Total average loans grew to $38.1 billion for 2001 from $37.9 billion a year earlier.
     Corporate Banking includes national specialized industry lending, institutional banking, and certain capital markets activities. These units provide solutions with capital formation, acquisition finance and long-term financing strategies. The specialized industry and institutional lending units provide financial services to corporate customers across the nation in industries such as media, communications, high technology, energy, financial institutions and healthcare. This group also services international clients through its multinational and European units.
     The Corporate Banking unit earned $319 million for the year, a decrease of 23% compared to 2000. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and from declines in capital markets-related revenues, primarily venture capital and investment banking fees, due to adverse market conditions. These declines were partially offset by decreases in operating expenses as a result of the corporate-wide cost containment program. Average loans were $24.7 billion for 2001, compared to $27.3 billion for 2000, a decline of $2.6 billion, or 10%.
     Commercial Banking is composed of middle market commercial lending, which provides credit, cash management and trade services to companies with annual revenues between $10 million to $500 million, and government banking services, which supports cash management, lockbox, investment services and underwriting to municipal, state and national government agencies.
     Earnings of the Commercial Banking group were $216 million, down slightly from the prior year, but increased approximately 4% if the impact of the regulatory required divestitures in 2000 is excluded. Commercial Banking was adversely impacted by weaker loan demand. However, the impact of higher cash management fees and lower operating expenses from cost saving initiatives offset the effects of declining loan portfolios and higher credit costs. Average loan balances decreased $2.1 billion to $16.3 billion, while deposits grew approximately $800 million to $11.6 billion, when compared to the prior year.
     The Small Business group provides a full range of financial services to businesses with annual sales up to $10 million and credit needs of up to $2 million. Services and products include commercial lending, real estate lending, deposits and cash management. FleetBoston is widely recognized as the leading small business lender in the Northeast, and has been ranked the number one Small Business Administration (SBA) lender in the country for the past two years.
     Earnings for this group were $207 million in 2001, compared to $236 million in 2000, reflecting the impact of regulatory required divestitures in 2000, combined with declining deposit spreads that were driven by the eleven Federal Reserve interest rate cuts in 2001. This business also experienced declining expense levels as a result of the previously mentioned divestitures coupled with cost saving initiatives implemented during the year. For 2001, average loans were $4.2 billion while average deposits were $13.1 billion, compared to $4.8 billion and $14 billion, respectively, in 2000. Excluding the impact of divestitures, deposits grew modestly when compared to 2000.

Consumer Financial Services

Year ended December 31	2001	2000
Dollars in millions

Income Statement Data:
Revenue	$ 4,955	$ 5,129
Provision for credit losses	934	908
Noninterest expense	2,610	2,884
Taxes	545	534

Net income	$ 866	$ 803

Balance Sheet Data:
Average assets	$ 35,911	$ 36,428
Average loans	31,126	31,281
Average deposits	66,085	69,034

Return on equity	22%	19%

Consumer Financial Services, which provides a host of basic banking products and services to individuals in domestic markets, earned $866 million in the current year, an increase of $63 million, or 8%, over 2000.

Year ended December 31	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income		Revenue		Return on Equity

Retail Distribution	$ 588	$ 531	$ 2,586	$ 2,836	34%	28%
Credit Card	166	168	1,633	1,594	11	11
Consumer Lending	112	104	736	699	14	13

Total	$ 866	$ 803	$ 4,955	$ 5,129	22%	19%

Retail Distribution offers consumer retail services to more than 5.5 million consumer households through various delivery channels, and includes consumer deposit products and direct banking services. FleetBoston distributes consumer retail products and services through a network of 1,500 branches, over 3,800 ATMs, electronic banking products, Internet banking and customer call centers. The Corporation continues to expand its electronic banking customer base, primarily through its HomeL ink product, which has grown from just over 1.2 million customers in 2000 to 2.3 million customers.
     Retail Distribution earned $588 million in 2001, compared to $531 million in 2000. Included in 2001 earnings were gains related to the sale of the Corporation’s interest in the NYCE ATM network ($146 million, $91 million after-tax) and certain non-strategic branches in upstate New York ($77 million, $48 million after-tax), as well as the impact of lost revenues associated with the prior year’s regulatory required divestitures. Declines in retail interest rates, which have not kept pace with the declines in wholesale rates and reflect a decision made by FleetBoston to preserve customer relationships in accordance with its customer-focused strategy, have further reduced 2001 revenues. In addition, expense levels were reduced significantly by divestitures and cost saving initiatives. Excluding the impact of the aforementioned divestitures, average deposits increased $1.3 billion over the prior year, primarily reflecting growth in the unit’s core money market deposit products.
     Operating out of its Horsham, Pennsylvania headquarters, FleetBoston’s credit card unit is the ninth largest bank credit card issuer in the nation in terms of managed credit card receivables with balances totaling $15.7 billion at December 31, 2001.
     This unit earned $166 million for the year ended December 31, 2001, a decline of $2 million from a year ago, as the deteriorating economic environment slowed volume growth in the second half of 2001. Higher credit costs associated with increased charge-offs due to a higher level of bankruptcy filings were partially offset by revenue growth.
     Consumer Lending offers a convenient and competitive selection of loan products and services to individuals. These products and services are delivered through the Corporation’s many types of retail distribution channels. Home equity lines and loans, mortgages, as well as student loans and other forms of consumer credit, are available. This business unit also includes FleetBoston’s student loan processing subsidiary, AFSA Data Corporation (AFSA). AFSA services approximately 8.1 million accounts nationwide and is the largest student loan service provider, with approximately $83.6 billion of student loans serviced.
     Consumer Lending earned $112 million in 2001, an increase of 8% over 2000. Increased earnings were driven by expense management and a shift in product mix achieved through a planned exit of the less profitable indirect lending products acquired in connection with the Summit acquisition. The core consumer lending portfolio increased $477 million, or 4%, over 2000.

Wealth Management and Brokerage

Year ended December 31	2001	2000
Dollars in millions

Income Statement Data:
Revenue	$ 1,581	$ 1,966
Provision for credit losses	34	17
Noninterest expense	1,286	1,343
Taxes	112	247

Net income	$ 149	$ 359

Balance Sheet Data:
Average assets	$ 13,103	$ 14,501
Average loans	7,207	8,601
Average deposits	4,153	3,786

Return on equity	8%	21%

The Wealth Management and Brokerage business line earned $149 million in 2001, compared to $359 million in 2000. These lower results were primarily due to significant declines in performance levels at Quick & Reilly, with net income down $178 million from the prior period, as the negative impacts of market conditions weighed heavily on this business.

Year ended December 31	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income/(Loss)		Revenue		Return on Equity

Wealth Management	$ 200	$ 232	$ 974	$ 959	15%	20%
Quick & Reilly	(51)	127	607	1,007	nm	24

Total	$ 149	$ 359	$ 1,581	$ 1,966	8%	21%

nm — not meaningful

Wealth Management includes the Private Clients Group and Columbia Management Group. The Private Clients Group offers specialized asset management, estate settlement and deposit and credit products to high-net-worth customers. Columbia Management sells proprietary and third-party mutual funds as well as a wide range of investment products to retail and institutional customers. In addition, Columbia Management includes several businesses offering retirement planning, large institutional asset management and not-for-profit investment services. This business group also houses Liberty Asset Management, a Boston-based firm acquired from Liberty Financial Companies, Inc. in November 2001.
     These units were negatively impacted by deteriorating market conditions and saw their earnings decline 14% to $200 million in the current year, compared to $232 million in 2000. A decline in the market value of assets under management, which reflected the overall lower valuation of the stock market, drove these results. The market value of domestic assets under management was approximately $167 billion as of December 31, 2001 versus $126 billion as of December 31, 2000. The acquisition of Liberty Asset Management added approximately $50 billion to assets under management, and ranked FleetBoston as the 30th largest asset manager in the world.
     Quick & Reilly, a leading provider of retail brokerage and securities clearing activities, recorded a net loss of $51 million for 2001, compared to net income of $127 million in 2000. A decline of over 40% in transaction volumes and reduced net interest income related to nearly $1.2 billion of runoff in margin lending drove the net income decline and reflected market conditions during the year. A corresponding 24% decline in compensation costs, resulting from lower incentive compensation and staff reductions, helped to offset declines in revenue.

International Banking

Year ended December 31	2001	2000
Dollars in millions

Income Statement Data:
Revenue	$ 1,486	$ 1,756
Provision for credit losses	865	135
Noninterest expense	998	1,053
Taxes	(163)	215

Net income/(loss)	$ (214)	$ 353

Balance Sheet Data:
Average assets	$ 26,888	$ 23,327
Average loans	17,206	14,276
Average deposits	12,113	11,017

Return on equity	nm	24%

nm — not meaningful

The International Banking unit includes the Corporation’s international operations, the largest of which are in Brazil and Argentina, where the Corporation has been in business since 1947 and 1917, respectively. In both countries, FleetBoston is a recognized leader among financial institutions. The Corporation has 67 branch banking locations in Brazil with total average assets in that country of $10.9 billion for 2001, up from $8.4 billion in 2000. In Argentina, the Corporation currently operates 133 branches with total average assets of $9.4 billion for 2001, down slightly from $9.5 billion for 2000. This business unit also includes operations in other Latin American countries, as well as Asia.
     Compared to 2000, International Banking’s earnings decreased $567 million to a net loss of $214 million. Brazil continued to perform well in a turbulent market, earning $225 million in 2001, an increase of $47 million, or 26%, as a result of increased net interest income due to continued strong loan growth coupled with effective control of operating expenses. The loan growth was primarily concentrated in trade-related financing.
     Argentina recorded a net loss of $521 million in 2001, compared to earnings of $120 million in 2000, reflecting the impact of the political and economic instability in that country. Additional information relating to actions taken in Argentina, as well as international cross-border outstandings and risks related to the Corporation’s International Banking units, is included in the Country Risk section of this discussion and analysis.

Capital Markets

Year ended December 31	2001	2000
Dollars in millions

Income Statement Data:
Revenue	$ (255)	$ 2,622
Noninterest expense	780	1,451
Taxes	(393)	471

Net income/(loss)	$ (642)	$ 700

Balance Sheet Data:
Average assets	$ 8,178	$ 10,139
Average loans	247	393
Average deposits	63	52

Return on equity	nm	32%

nm — not meaningful

Capital Markets was adversely affected by the current year’s market conditions and incurred losses of $642 million in 2001, compared to net income of $700 million for the prior year.

Year ended December 31	2001	2000	2001	2000	2001	2000
Dollars in millions	Net Income/(Loss)		Revenue		Return on Equity

Fleet Specialist	$ 94	$ 101	$ 328	$ 310	26%	43%
Robertson Stephens	(61)	216	453	1,557	nm	32
Principal Investing	(675)	383	(1,036)	755	nm	30

Total	$ (642)	$ 700	$ (255)	$ 2,622	nm	32%

nm — not meaningful

Fleet Specialist, one of the largest specialist firms on the NYSE representing over 500 listed companies and accounting for roughly 19% of the dollar trading volume the Big Board, earned $94 million in 2001, a decrease $7 million, or 7%, from 2000. The impact of mandated changes on the NYSE, primarily the conversion to decimal price quotes, reduced profit opportunities and narrowed spreads.
     Robertson Stephens is a full-service investment banking firm focused on providing growth companies with a comprehensive set of investment banking products and services, including equity underwriting, sales and trading, research, advisory services, convertible securities and equity derivatives. This unit, which has its head-quarters in San Francisco, focuses on the high-technology business sector.

     In 2001, Robertson Stephens’ results were negatively impacted by current economic conditions, and in particular, the collapse in IPO activity within the high technology business sector. During 2001 Robertson Stephens incurred a net loss of $61 million, compared to net income of $216 million in 2000. Lower earnings were mainly a result of limited underwriting activities and decreased brokerage revenues. The number of underwriting transactions that went to market in 2001 decreased 73% from the prior year. In addition to significant reductions in incentive-related compensation, the unit moved aggressively in 2001 to reduce non-incentive compensation costs in an effort to better align the cost base with existing revenue opportunities.
Principal Investing provides start-up capital and debt financing to business ventures that are predominantly privately or closely held companies, and also invests in primary or secondary funds. Principal Investing earnings fluctuate with the conditions in the equity markets, the general state of the economy and the timing of sales. In light of current economic conditions and the decline in stock market valuations, particularly those in the technology and telecommunications sectors, the Principal Investing business recorded a net loss of $675 million in 2001, compared to a net profit of $383 million last year. Results were affected by write-downs ($1.1 billion, $679 million after-tax) taken against this portfolio, reflecting impairment in value, particularly in the technology and telecommunications sectors. At December 31, 2001, the aggregate carrying value of the Principal Investing portfolio was $3.6 billion, compared to $4.4 billion at December 31, 2000. Additional information concerning the Principal Investing portfolio is included in the Capital Markets Revenue section of this discussion and analysis.

All Other

All Other includes transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of FleetBoston’s Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation’s securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs.
     Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other showed a net loss $470 million in the current year, compared to a net income of $331 million in 2000. For the current year, All Other included after-tax charges related to the Summit acquisition and related integration activity, the loss on sale of the mortgage banking business, and restructuring charges to cover severance and related costs associated with downsizing to reflect lower revenues on a business-specific basis. Partially offsetting the impact of these items were gains on sales of securities and gains related to BankBoston merger-related divestitures. In 2000, All Other’s earnings were dominated by after-tax gains related to the regulatory required divestiture of 312 branches in conjunction with the BankBoston merger. The above-described costs related to Summit and business unit restructurings are more fully disclosed in Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

Year ended December 31	2001	2000	1999
FTE basis
In millions

Interest income	$ 13,793	$ 16,402	$ 15,423
Tax-equivalent adjustment	57	70	68
Interest expense	6,396	8,497	7,400

Net interest income	$ 7,454	$ 7,975	$ 8,091

Net interest income decreased $521 million, or 7%, compared to 2000, due principally to the lower interest rate environment, lower domestic loan volume, and the impact of current year retail deposit pricing strategies and 2000 BankBoston merger-related branch divestitures. Also contributing to the decline was the sale of the mortgage banking business in the second quarter of 2001, specifically the transfer of escrow deposits. This decrease was partially offset by an increase in Latin American units, primarily Brazil, from higher loan volumes and wider spreads.

Net Interest Margin and Interest Rate Spread

Year ended December 31	2001	2000
FTE basis	Average		Average
Dollars in millions	Balance	Rate	Balance	Rate

Securities	$ 26,225	6.66%	$ 35,298	6.63%
Loans and leases:
Domestic	110,448	7.82	123,661	8.78
International	19,477	11.19	15,857	13.98
Due from brokers/dealers	4,122	3.55	3,603	5.55
Mortgages held for sale	1,788	7.26	1,544	8.16
Other	17,808	5.68	11,427	6.35

Total interest earning assets	179,868	7.70	191,390	8.61

Deposits	98,219	3.63	102,069	4.42
Short-term borrowings	20,950	5.04	25,796	6.14
Due to brokers/dealers	3,854	3.84	4,829	5.66
Long-term debt	27,855	5.83	31,191	6.77

Interest bearing liabilities	150,878	4.24	163,885	5.17

Interest rate spread		3.46		3.44
Interest free sources of funds	28,990		27,505

Total sources of funds	$ 179,868	3.55%	$ 191,390	4.44%

Net interest margin		4.15%		4.17%

Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of derivative instruments in managing interest rate risk.

     Net interest margin for 2001 was 4.15%, a modest decrease from 4.17% in 2000. Changes in the components of interest earning assets and interest bearing liabilities are discussed in more detail below.
Average securities decreased $9.1 billion to $26.2 billion due to the sale of $8 billion of low-margin securities following the Summit acquisition, as well as sales of mortgage backed and other securities during 2001.
     Average domestic loans and leases decreased $13.2 billion to $110.4 billion in 2001, as a result of lower domestic commercial and residential loan volumes, commercial loan sales, securitization activity in the fourth quarter of 2000, as well as securitization activity during the current year. This decline was offset in part by growth in lease financing receivables. Average yields on domestic loans and leases decreased from 2000 as a result of interest rate reductions throughout 2001. Average international loans and leases increased $3.6 billion, with approximately half of the increase the result of continued growth in the Brazilian portfolio, primarily trade-related financing, and the remainder from Asia, Europe and other Latin American countries.
     Other interest earning assets increased $6.4 billion to $17.8 billion during 2001, partly the result of the reinvestment of proceeds from sales of securities into federal funds sold and securities purchased under agreements to resell.
     Average interest bearing deposits decreased $3.9 billion to $98.2 billion in 2001, reflecting the impact of divestitures during 2000 and the transfer of escrow deposits in connection with the sale of the mortgage banking business. Partly offsetting these decreases was an increase in money market and international deposits.
     Average short-term borrowings decreased $4.8 billion to $21 billion during 2001, reflecting the elimination of low-yielding liabilities at the end of the first quarter of 2000 that were previously necessary to support a higher level of investment banking operations. Also contributing to the decline was a decrease in federal funds purchased and securities sold under agreements to repurchase and short-term Federal Home Loan Bank borrowings.
     Average long-term debt decreased $3.3 billion to $27.9 billion in 2001, reflecting maturities of debt throughout the year, partially offset by the issuance of $1.3 billion of senior medium-term floating rate notes throughout the year, $500 million of trust preferred securities in September 2001 and $1 billion of senior fixed-rate notes in November 2001.

Provision for Credit Losses

The provision for credit losses for 2001 amounted to $2.3 billion compared to $1.3 billion for 2000. The 2001 provision included incremental provisions of $175 million and $725 million related to domestic problem loans and Argentine loans, respectively, as well as $150 million associated with the transfer of problem loans to accelerated disposition status.
     The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. In 2001, the level of provision reflected the impact of the U.S. economic slowdown and economic and political conditions in Argentina on the Corporation’s domestic commercial loans and Argentine loans, respectively. The amount of future provisions will continue to be a function of management’s assessment of credit risk based upon its quarterly review of the reserve for credit losses, including assessments of the potential impact of a continued domestic recession and continued economic and political instability in Argentina. Since the domestic economic downturn and economic volatility in Argentina have continued into 2002, management currently expects continued pressure on credit costs, although substantially less than in 2001. As such, there can be no assurance as to the level of future provisions. Additional information on the reserve for credit losses can be found in the Reserve for Credit Losses section of this discussion and analysis and in Notes 1 and 5 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Noninterest Income

Year ended December 31	2001	2000	1999
In millions

Banking fees and commissions	$1,603	$1,615	$1,666
Investment services revenue	1,491	1,803	1,606
Credit card revenue	757	738	762
Processing-related revenue	401	622	629
Capital markets revenue	222	3,173	2,118
Gains on branch divestitures	430	843	—
Other noninterest income	436	667	585

Total noninterest income	$5,340	$9,461	$7,366

The decline in total noninterest income from prior years primarily reflects the effect of the continued sluggishness in the U.S. economy on FleetBoston’s capital markets and investment services businesses. Also contributing to the decline in noninterest income were lower processing-related revenues, due to the sale of the mortgage banking business, and a lower level of branch divestiture gains. The previously mentioned $146 million gain from the sale of an investment in the NYCE Corporation partially offset these declines.

Banking Fees and Commissions

Year ended December 31	2001	2000	1999
In millions

Deposit account charges	$ 483	$ 608	$ 691
Cash management fees	375	300	229
Electronic banking fees	249	223	245
Other	496	484	501

Total banking fees and commissions	$1,603	$1,615	$1,666

Banking fees and commissions declined only slightly from 2000, as a decline in deposit account charges related to the impact of divestitures and changes in pricing were offset by increases in cash management fees, the result of increased business volume, and a rise in electronic banking fees.

Investment Services Revenue

Year ended December 31	2001	2000	1999
In millions

Investment management revenue	$ 991	$1,043	$ 974
Brokerage fees and commissions	500	760	632

Total investment services revenue	$1,491	$1,803	$1,606

Investment Management Revenue

Year ended December 31	2001	2000	1999
In millions

Private Clients Group	$371	$ 409	$ 403
Institutional businesses	152	178	172
International	139	161	142
Columbia Management Company	103	113	98
Quick & Reilly	90	109	29
Mutual Fund & Investment	65	66	126
Liberty Asset Management	60	—	—
Other	11	7	4

Total	$991	$1,043	$974

Investment management revenue fell $52 million, or 5%, driven by adverse market conditions experienced during 2001, which resulted in a decline in the valuation of assets under management. At December 31, 2001, assets under management were approximately $174 billion, compared to $134 billion at December 31, 2000. Of the 2001 total, approximately $50 billion were added through the November 2001 acquisition of Liberty Asset Management. For more information on this acquisition, refer to Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. The Corporation is among the largest mutual fund providers in Latin America, primarily Brazil, with approximately $7 billion of assets under management at December 31, 2001, compared to approximately $8 billion at December 31, 2000.

Brokerage Fees and Commissions

Brokerage fees and commissions decreased $260 million, or 34%, in 2001, reflecting the impact of adverse market conditions on Quick & Reilly and Robertson Stephens. These conditions resulted in lower stock trading volumes and caused declines in revenue.

Credit Card Revenue

Credit card revenue increased $19 million, primarily the result of higher interchange fees, reflective of greater card usage, and enhanced card issuance incentives. This increase was partially offset by lower securitization income, the result of a reduction in the average securitization program size, lower fee income and increased charge-offs, driven by a higher level of bankruptcy filings in 2001.
     FleetBoston services approximately $15.7 billion of managed (securitized and owned) credit card receivables. The primary components of credit card revenue include the excess spread and servicing revenue related to the Corporation’s securitization activities, interchange fees and complementary product revenues, offset by amortization of deferred acquisition costs. Additional information with respect to this business unit is included in the Line of Business Information section of this discussion and analysis.
     The securitization of credit card receivables changes the Corporation’s status from that of a lender to that of a loan servicer. Accordingly, there is a change in the classification of the revenue associated with the securitization when reported in the income statement. Revenue over the term of the securitization may vary depending upon the credit performance of the receivables supporting the securitization, because credit losses become a component of the cash flows arising from those securitized receivables.
     The following table depicts the consolidated financial statement impact as if the securitized credit card receivables had, in fact, been owned, as well as additional financial information pertaining to credit card receivables.

Credit Card Securitization Summary

Year ended December 31, 2001		Credit Card
In millions	Reported	Securitizations	Managed

Net interest income (FTE)	$ 7,454	$ 973	$ 8,427
Provision for credit losses	2,330	612	2,942
Noninterest income	5,340	(361)	4,979
Noninterest expense	8,913	—	8,913
Net income	931	—	931

Assets at year-end	$ 203,638	$ 10,177	$ 213,815
Average assets	208,882	9,663	218,545

Additional information concerning FleetBoston’s credit card securitization activities is included in the Liquidity Risk Management section of this discussion and analysis and in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Processing-Related Revenue

Year ended December 31	2001	2000	1999
In millions

Student loan servicing fees	$172	$159	$142
Mortgage banking revenue, net	107	333	384
Other	122	130	103

Total processing-related revenue	$401	$622	$629

Processing-related revenue decreased $221 million to $401 million in 2001, principally due to the sale of the mortgage banking business in the second quarter of 2001. FleetBoston recorded an aggregate loss of $428 million ($285 million after-tax) on this sale, which was recorded in other noninterest expense. FleetBoston continues to originate mortgage loans through its retail banking branches. Student loan servicing fees increased $13 million, or 8%, at AFSA as accounts serviced increased 6.6% to 8.1 million in 2001. The decrease in other processing-related revenue reflects the sale of a business in the first quarter of 2001, offset partly by an increase in revenues at the Corporation’s health and human services outsourcing division.

Capital Markets Revenue

Year ended December 31	2001	2000	1999
In millions

Market-making revenue	$ 585	$ 808	$ 426
Foreign exchange revenue	249	205	206
Syndication/agency fees	173	188	174
Advisory fees	151	341	230
Underwriting revenue	115	552	366
Trading profits and commissions	24	172	205
Securities (losses)/gains	(275)	13	17
Principal investing	(800)	894	494

Total capital markets revenue	$ 222	$3,173	$2,118

Capital markets revenue decreased 93%, falling nearly $3 billion from the level achieved in 2000. This decrease reflects a drop in almost all categories within capital markets revenue, most notably principal investing, underwriting revenue and market-making revenue, as well as securities losses realized during the year. These decreases were a result of the previously mentioned economic slowdown that began in the second half of 2000 and has continued into 2002. Revenues from capital markets activities are impacted by a variety of factors, including the condition of the economy, interest rates and equity markets. These markets could be subject to additional volatility in the future.
     Market-making revenue decreased $223 million, or 28%, reflecting decreased transaction volumes at Robertson Stephens and Quick & Reilly resulting from adverse market conditions.
     Foreign exchange revenue increased $44 million, or 21%, over 2000 due to favorable positions in Latin America during the year, where the Corporation benefited from volatile market conditions.
     Syndication/agency fees fell $15 million to $173 million for 2001, as a result of decreased syndication volume during 2001. Such fees are a function of the timing and level of syndication transactions.
     Advisory fees declined $190 million, or 56%, during 2001, as a result of a lower level of fees at Robertson Stephens resulting from lower demand for investment banking services in the difficult market environment. Advisory fees include fees received for providing financial advice on mergers and acquisitions, private clients transactions and other transactions.
     Underwriting revenue decreased $437 million, or 79%, compared to 2000. Underwriting revenues are affected by the volume and timing of public offerings and other transactions. Underwriting volume at Robertson Stephens fell 73% from the number of transactions underwritten in 2000, due to lower demand.
     Trading profits and commissions declined $148 million to $24 million in 2001, primarily due to the effect of NASDAQ market conditions on Robertson Stephens.
     Securities losses of $275 million in 2001 included the previously mentioned $265 million loss on the sale of securities subsequent to the Summit acquisition and write-downs of the Argentine government bond portfolio, partially offset by gains from sales of domestic corporat bonds.
     The decrease in principal investing revenue resulted mainly from investment write-downs of $1.1 billion recorded during 2001 to reflect the significant valuation impairment experienced in the private equity industry, compared with appreciation in the value of investments and a significant level of gains from sales of direct investments recorded in 2000. Partly offsetting the write-downs recorded in 2001 was the previously mentioned gain of $146 million from the sale of FleetBoston’s investment in the NYCE Corporation.
     Of the total write-downs taken in 2001, 47% were related to direct investments in private companies, 43% were related to investments in funds and 10% were related to direct investments in public companies. Nearly 70% of the direct investment write-downs related to the technology and telecommunications sectors.
     During 2001, FleetBoston made new investments totaling approximately $775 million, compared to $2 billion in 2000, and as of December 31, 2001, had unfunded commitments to invest in funds totaling approximately $2 billion. These commitments are drawn down periodically throughout the life of the respective fund. The principal investing portfolio had an aggregate carrying value of approximately $3.6 billion at December 31, 2001, compared to $4.4 billion at December 31, 2000.
     The following table presents an industry breakdown of the direct investment (public and private) portfolio, which totaled $1.4 billion at December 31, 2001.

Direct Portfolio Diversification

December 31, 2001	Percentage of total
direct portfolio

General Industry	26%
Information Technology (U.S. and Europe)	13
Telecommunications (U.S. and Europe)	12
Other Europe	9
Restaurants	9
Consumer/Retail	8
Media/Entertainment	6
Healthcare	6
Other International	6
Financial Services	5

Total	100%

Approximately 82% of the direct investment portfolio is invested domestically, with the remainder invested overseas, primarily in Europe. In addition, approximately 66% of the portfolio has been held for three years or less, with an additional 23% held between three and five years.
     Direct investments in private companies are carried in the consolidated balance sheet at cost. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in the statement of income when they are sold or otherwise exchanged. Direct investments in public companies are carried at fair value in the consolidated balance sheet, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. When such investments are liquidated, gains and losses are recognized in the statement of income. Net unrealized gains related to direct investments in public companies at December 31,

2001 were not significant. Investments in funds are generally carried at fair value, with changes in such value recognized currently in the statement of income. Declines in value of individual investments that are deemed other than temporary are recognized in the statement of income through write-downs of such investments. The valuation of these investments is subject to the overall condition of the economy and its impact on the equity markets.

Other

Other noninterest income, including gains on branch divestitures, decreased $644 million, or 43%, to $866 million for 2001, mainly due to a lower level of gains on BankBoston merger-related branch divestitures in 2001 compared to 2000, $333 million compared to $843 million, partly offset by $77 million of gains from sales of non-strategic branches in upstate New York. Also contributing to the decline in other noninterest income was a $200 million charge related to the estimated impact of Argentine government actions with respect to the Corporation’s Argentine operations. This charge is more fully discussed in the Country Risk section of this discussion and analysis.

Noninterest Expense

Year ended December 31	2001	2000	1999
In millions

Employee compensation and benefits	$4,021	$ 5,047	$ 5,023
Occupancy and equipment	1,120	1,186	1,225
Intangible asset amortization	396	390	378
Legal and other professional	251	356	329
Marketing and public relations	246	314	301
Merger- and restructuring-related
charges	639	89	917
Loss on sale of mortgage banking
business	428	—	—
Other	1,812	2,228	2,080

Total noninterest expense	$8,913	$9,610	$10,253

Noninterest expense decreased $697 million compared to 2000, primarily due to lower compensation and benefits costs directly attributable to lower levels of revenue, as well as lower operating expenses resulting from merger integration activities and the previously disclosed corporate-wide cost containment program. Partially offsetting these decreases were Summit merger- and restructuring-related charges and the loss on the sale of the mortgage banking business.
     The decline in employee compensation and benefits costs of $1 billion from 2000 was due primarily to revenue-related decreases in incentive compensation at Robertson Stephens and Quick & Reilly, as well as expense reductions achieved from Summit merger integration activities and corporate-wide cost containment.
     Occupancy and equipment, legal and other professional, marketing and public relations, and other noninterest expense all decreased from 2000, generally the result of the aforementioned cost containment effort, expense reductions from Summit merger integration activities and the mortgage banking and other business sales.
     In 2001, the Corporation recorded net merger- and restructuring-related charges of $639 million, composed of $467 million recorded in connection with the Summit acquisition, offset by a reversal of $8 million of such charges later in the year, $179 million related to restructurings of capital markets and other businesses, and $15 million recorded in connection with the acquisition of the Liberty asset management businesses. Slightly offsetting these charges was a reversal of $14 million of original BankBoston charges. During 2000, merger- and restructuring-related charges represented $68 million of incremental depreciation on certain assets that were used in the BankBoston merger integration and were then disposed, and $21 million related to accelerated vesting of outstanding Summit restricted stock. Additional Summit charges in 2001 included merger integration costs totaling $142 million, included in the preceding table by expense type. Noninterest expense for 2000 included $159 million of similar costs related to the BankBoston merger.
     The Summit merger integration produced an additional $23 million of cost savings during the fourth quarter of 2001, bringing the total cost savings realized to date, on an annualized basis, to $245 million. FleetBoston expects to achieve $300 million in annualized cost savings by the end of the first quarter of 2002. The Corporation’s cost containment program achieved approximately $575 million of annualized cost savings during 2001.

Income Taxes

The Corporation recorded income tax expense of $563 million for 2001 compared with $2.6 billion for 2000, with respective effective tax rates of 37.7% in 2001 and 39.5% in 2000. The reduction in the effective tax rate was primarily due to the tax effects of charges related to Argentina, write-downs of investments in the Principal Investing portfolio, the sale of the mortgage banking business and merger- and restructuring-related charges recorded during the year.

FINANCIAL CONDITION

Risk Management

FleetBoston’s management of the risks inherent in its businesses is essential for financial performance and creating long-term value. Risk management is governed by policies reviewed and approved annually by the Corporation’s Board of Directors (the Board). The goal of risk management is the control of FleetBoston’s four primary risk factors — credit risk, market risk, operating risk and liquidity risk — to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to the Corporation as well as erosion of its capital and damage to its reputation. FleetBoston has a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with its risk mitigation strategies.
     Risk management techniques are structured around certain fundamental risk principals, including commitment from senior level management; business unit ownership; clearly defined policies and procedures; training; independent oversight; established approval processes; management information systems, measurement and analytical tools; and capital allocation and performance evaluation processes. These processes assist FleetBoston in managing its risk exposures, but they cannot fully insulate the Corporation from losses. The Corporation’s business requires it to take risks while ensuring that it receives adequate compensation for the risks undertaken. Despite best efforts, losses will periodically occur, particularly with respect to credit risk, during the later part of the credit cycle, and with respect to other risk factors, when unanticipated events challenge the limits of risk management processes. Consequently, FleetBoston continues to seek improvements to its risk management culture to better balance risks and returns while operating in a dynamic environment.
     In response to the risks inherent in the financial services industry, FleetBoston has organized its key areas of risk management into two control infrastructures. Management of credit risk, market risk from trading activities and operating risk is organized under the Vice Chairman and Chief Risk Officer (CRO), who reports directly to the Chairman. Management of liquidity risk, market risk from non-trading activities, and capital is organized under the Corporation’s Treasurer, who reports directly to the Vice Chairman and Chief Financial Officer (CFO). The risk management group under the CRO also has administrative oversight for FleetBoston’s global assurance functions, Audit, Corporate Compliance and Risk Review, which monitor credit risk rating integrity and compliance with regulatory requirements and various operating risk policies.
     FleetBoston uses a series of cross-functional committees to provide oversight of its risk management processes, including the Credit Policy Committee (CPC), the Market Risk Committee, the Loan Loss Reserve Committee, the Country Exposure Committee, the Consumer Risk Committee and the Operating Risk Committee, which are chaired by the CRO or various senior executives within the risk management group as appointed by the CRO. There is also a Portfolio Management Committee, which is co-chaired by the CRO and the Vice Chairman for Wholesale Banking.
     The Asset, Liability and Capital Committee (ALCCO), which provides specific oversight for the management of market risk, liquidity risk and capital, is chaired by the Treasurer and includes as members various Vice Chairmen, including the CFO and representatives of major business lines. ALCCO sets strategic directives that guide the day-to-day market risk management activities of the Corporation, and also reviews and approves all major market risk, liquidity risk and capital management programs. Additional information on certain of FleetBoston’s risk management processes and certain of the above-mentioned committees is included in the Credit Risk Management, Country Risk, Liquidity Risk Management, Market Risk Management and Operating Risk Management sections of this discussion and analysis.

Credit Risk Management

Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with the Corporation. The Corporation’s credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. The CPC governs the credit risk process of the Corporation by establishing all credit policies, approving underwriting standards and concentration limits, and granting credit approval authorities. The processes are intended to ensure that risks are accurately assessed, properly approved, and continuously monitored. An independent credit function monitors compliance by individual units with FleetBoston’s credit policies, works to ensure that credit due diligence and credit administration meet acceptable standards, and is responsible for the effectiveness of the loan review process. The credit function includes a staff of credit officers reporting directly to the Chief Credit Officer (CCO). These credit officers are assigned to work with the various business units to ensure that each individual credit exposure is appropriately risk rated, and monitor and manage credit risks within policy and portfolio guidelines. In addition, a credit information unit provides reports on credit exposures on a corporatewide basis. A risk review unit, which reports independently of both the business and credit units, audits the integrity of risk ratings and the adequacy of the credit process for all units of FleetBoston.
     Senior management in Boston oversees the world-wide credit activities, both corporate and consumer, of the Corporation. The level of management required to approve credit exposures varies according to the size and level of perceived risk. Portfolio limits and underwriting standards are established by the CPC for both commercial and consumer credit exposures with common risk characteristics, such as industry or product type. An important aspect of FleetBoston’s portfolio management process is the management of large, individual credits, which are governed by relationship limits that are set according to risk rating. The CPC also establishes target risk rating profiles for the Corporation. All limits are reviewed regularly and adjusted based on the CPC’s assessment of relevant conditions. In addition, the Country Exposure Committee, chaired by the CCO, sets country limits on cross-border exposures to borrowers and counterparties domiciled in other countries. These limits are more fully discussed in the Country Risk section of this discussion and analysis.
     The Corporation’s Loan Syndications unit, which is part of Wholesale Banking, plays an integral role in portfolio management by enhancing the liquidity of the wholesale loan portfolio. This unit, which is responsible for arranging participations in loans where the Corporation is the lead bank, maintains contact with other institutional lenders and investors in bank structured loans, maintains information on credit structure and pricing by risk category, evaluates the market liquidity of facilities, and syndicates FleetBoston-agented facilities to attain desired hold levels.
     FleetBoston employs a corporate-wide process to review individual credits and identify emerging problems. Credits that deteriorate into certain defined risk categories are managed by a separate managed asset unit composed of professional asset recovery specialists who establish detailed asset management plans designed to mitigate risk of credit loss to the Corporation.
     Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision support tools to project credit risk and therefore to establish underwriting standards. Consumer portfolios are monitored closely to identify deviations from expected performance and shifts in consumers’ patterns of behavior.

Loans and Leases

The following table presents a breakdown of the loan and lease portfolio for the past five year-ends.

December 31	2001	2000	1999	1998	1997
In millions

Domestic:
Commercial and industrial	$ 48,486	$ 56,147	$ 63,035	$ 61,377	$ 53,249
Commercial real estate	11,518	11,641	11,119	11,064	11,975
Consumer	32,349	36,323	42,572	40,467	41,546
Lease financing	14,413	13,567	11,382	6,197	5,888

Total domestic loans and leases	106,766	117,678	128,108	119,105	112,658

International:
Commercial	18,631	14,221	11,855	11,126	10,817
Consumer	2,783	2,935	2,898	2,806	1,958

Total international loans and leases	21,414	17,156	14,753	13,932	12,775

Total loans and leases	$128,180	$134,834	$142,861	$133,037	$125,433

Commercial and Industrial Loans

Domestic commercial and industrial (C&I) loans decreased $7.7 billion from year-end 2000 to $48.5 billion at December 31, 2001, with the decline due primarily to loan runoff and lower business volume in this portfolio, the result of weakened demand for loans in light of the economic slowdown. International commercial loans increased $4.4 billion, partly due to continued growth in the Brazilian portfolio, mainly trade-related financing, as well as growth in Asia, Europe and other Latin American countries.
     Domestic C&I borrowers consist primarily of middle-market and large corporate customers, and are well-diversified as to industry and companies within each industry. International commercial borrowers are primarily concentrated in the energy production, telecommunications, agriculture production and services and transportation industries.

Consumer Loans

December 31	2001	2000
In millions

Domestic:
Home equity	$13,862	$12,507
Residential real estate	8,131	11,425
Credit card	5,547	5,126
Consumer margin loans	1,976	3,501
Student loans	949	1,109
Installment/other	1,884	2,655

Total domestic loans	32,349	36,323

International	2,783	2,935

Total consumer loans	$35,132	$39,258

Domestic consumer loans declined $4 billion from December 31, 2000 to $32.3 billion, the result of decreases in all loan categories except home equity and credit card loans. Approximately 68% of the domestic portfolio at December 31, 2001 consisted of loans secured by residential real estate, including first and second mortgages, home equity loans and home equity lines of credit.
     The $1.4 billion increase in home equity loans from the prior year resulted primarily from a home equity loan promotion during the fourth quarter of 2001, offset, in part, by a $750 million securitization transaction completed in the second quarter of the year.
     Domestic residential real estate loans, secured by one- to four-family properties, decreased $3.3 billion to $8.1 billion at December 31, 2001. This decline was primarily the result of loan runoff and lower business volume in a refinancing environment.

     Domestic credit card loans increased $421 million to $5.5 billion at December 31, 2001. The increase was mainly the result of growth in owned receivables and activity related to prior year securitizations, offset, in part, by $2.6 billion of new securitizations during 2001.
     Consumer margin loans decreased $1.5 billion from December 31, 2000, with the decrease due to lower margin lending at Quick & Reilly, as adverse market conditions impacted the demand for such loans.
     The aggregate decreases in the remaining domestic consumer loan categories were attributable to loan runoff.

Lease Financing

FleetBoston is engaged in lease financing on both a domestic and international basis. Domestic lease financing totaled $14.4 billion at December 31, 2001, compared with $13.6 billion at December 31, 2000. This $846 million, or 6%, increase was primarily attributable to new business growth.

Country Risk

Non-U.S. Operations

FleetBoston’s overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments and the countries in which the activities are conducted, including the policies of such governments toward indebtedness to foreign lenders. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect FleetBoston’s Latin American and other overseas activities.
     In broad terms, the total assets of the Corporation’s overseas operations are subject to a number of risks collectively referred to as “country risk.” Country risk includes the following:

–	the possibility of deteriorating economic conditions
–	political and social upheaval
–	nationalization and expropriation of assets
–	exchange controls/restrictions on the remittance of funds (transfer or cross-border risk)
–	currency depreciation or devaluation

     FleetBoston manages its overall country risk using limits established by the Country Exposure Committee. Within these limits, sublimits are established for the following:

–	cross-border risk
–	nontrade-related lending
–	transactions with long-term tenors
–	sovereign government exposure
–	assets for which a third party accepts transfer risk

     In establishing these limits, the Corporation considers the economic and political situation of individual countries using both internal and external analyses. The Country Exposure Committee reviews these limits at least annually.
     Cross-border outstandings, which are included in the total assets of the Corporation’s overseas operations, are subject to transfer, or cross-border, risk in addition to credit risk. Cross-border outstandings include claims on third parties, as well as investments in, and funding of, the Corporation’s overseas operations. Cross-border risk is the risk that customers will be unable to meet their contractual repayment obligations as a result of actions taken by foreign governments, such as exchange controls, debt moratoria and restrictions on the remittance of funds.
     Cross-border outstandings to Argentina and Brazil each amounted to 1% or more of FleetBoston’s consolidated total assets at December 31, 2001, 2000 and 1999. There were no cross-border outstandings to other countries which exceeded .75% of consolidated total assets at December 31, 2001, 2000 and 1999.
     The sections that follow discuss the Corporation’s Argentine and Brazilian operations in detail. Included is a discussion of the total assets of each operation, as well as the cross-border outstandings included in those assets.

Argentina

Argentine Government Measures

Since 1998, Argentina has been impacted by a severe recession that has caused continued economic and political instability, as well as significant volatility in its financial markets. This situation culminated in December 2001 with the resignation of the president and an ongoing series of new economic measures and governments. The Argentine government continues to announce new measures to manage the country’s financial situation. Some of the more significant measures include:

–	the elimination of the Argentine peso’s one-to-one link to the U.S. dollar and the allowance of the peso to float against the U.S. dollar
–	the conversion of certain U.S. dollar loans into pesos at a one-to-one exchange rate and the conversion of all U.S. dollar deposits into pesos at an exchange rate of 1.4 pesos to one U.S. dollar
–	the announcement by the Argentine government that it will provide compensation to the banking system for the mismatch between converting loans and deposits into pesos at different exchange rates
–	the requirement that deposits be repaid based on an extended repayment schedule, as well as restrictions on the amount that depositors can withdraw from their account
–	the implementation of restrictions on the transfer of U.S. dollars outside of Argentina

     The discussion that follows considers the impact of these measures on FleetBoston’s Argentine operations and actions taken by FleetBoston.

     The Corporation operates 133 branches in Argentina with total assets of approximately $9.3 billion at December 31, 2001. These assets are subject to the country risk described above. The overall composition of these assets is summarized as follows:

In billions

Loans	$6.7
Placements with central bank and other banks	1.3
Securities	.3
Fixed assets and other nonearning assets	1.0

Total assets	$9.3

Components of total assets:
Assets recorded in the Argentine operation funded by liabilities from local residents	$4.5
Cross-border outstandings – see separate table	$4.8

The table below presents the components of loans.

In billions

Consumer	$1.8
Corporate	3.7
Middle market	.8
Sovereign	.4

Total loans	$6.7

Approximately two thirds of the consumer loans are secured, primarily by residential mortgages with an average loan to value ratio of approximately 50%. Corporate loans include loans to subsidiaries of U.S. and European multinationals, and to large Argentine corporations. Sovereign loans and related exposures include provincial loans and federal government obligations acquired in the fourth quarter 2001 Argentine government bond swap, which were reclassified from securities.
     The Corporation has $1.1 billion on deposit with the Argentine central bank to meet statutory reserve requirements related to the Corporation’s Argentine operation’s $4.4 billion of local deposits. The Corporation is required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. Local deposits and intercompany borrowings are the primary funding sources for the Corporation’s Argentine operation’s balance sheet.
     The securities portfolio of $250 million is after the government bond swap discussed in the “2002 Actions” portion of this section. All of these securities are obligations due from the Argentine government, and include $140 million, that mature in April 2002, to meet reserve requirements.
     The Argentine government’s recent actions led to the conversion of the majority of the assets presented in the preceding table and of all deposits from U.S. dollars into pesos. Since the assets and deposits are converted into pesos, the amount reported in U.S. dollars will decrease as the peso devalues against the U.S. dollar. Of the $6.7 billion of loans, $2.6 billion represent U.S. dollar assets that will not be converted.
     The Argentine government’s measures may significantly impact FleetBoston’s interest rate and liquidity risk related to the balance sheet recorded in its Argentine operations. To date, there is not sufficient information to fully analyze the potential liquidity and interest rate risk. FleetBoston will continue to monitor the impact such measures will have on these risks.
     Included in Argentine total assets of $9.3 billion are cross-border outstandings, which follow:

December 31	2001	2000	1999
In billions

Argentina:
Trade-related claims	$1.0	$1.0	$1.2
Other claims on third parties	1.8	1.9	1.0
Investment in and funding of local operation	2.0	1.6	2.5

Total cross-border outstandings	$4.8	$4.5	$4.7

Cross-border risk mitigation:
Insurance contracts	.8	.2	.2
Guarantees	.7	1.2	1.1

Total cross-border outstandings, net of cross-border risk mitigation	$3.3	$3.1	$3.4

(a)	Commencing at December 31, 2001, FleetBoston has changed its method of reporting cross-border outstandings to include amounts not required for regulatory reporting. Prior periods presented have been restated. If Federal Financial Institutions Examination Council (FFIEC) guidelines were used for reporting, total cross-border outstandings would have been $3.1 billion, $2.6 billion and $2.7 billion for the three year-ends.
(b)	Total cross-border outstandings to Argentina as a percentage of FleetBoston’s total assets were 2.3%, 2.1% and 2.1% at December 31, 2001, 2000 and 1999, respectively.
(c)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Argentina were 1.7%, 10.9% and 87.4% at December 31, 2001, 2.5%, 23.5% and 74.0% at December 31, 2000 and 8.6%, 31.2% and 60.2% at December 31, 1999, respectively.
(d)	Cross-border commitments for Argentina at December 31, 2001, 2000 and 1999 were $160 million, $13 million and $12 million, respectively.

     The $4.8 billion of cross-border outstandings at December 31, 2001 have the following cross-border risk mitigation:

–	$.8 billion are covered by insurance contracts. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects the Corporation from non-payment due to the inability of the customer to transfer funds or convert the necessary funds into the obligation currency due to government actions. The Corporation is required to follow specific procedures if a cross-border event occurs, including timely notification of such an event to the insurer.
–	$.7 billion are loans with guarantees that cover credit and cross-border risk.

     In addition, there is another $1 billion of trade-related outstandings, which historically have received preferential treatment in cross-border risk events.
     The following table presents changes in aggregate cross-border outstandings to Argentina from December 31, 2000 to December 31, 2001. This table is provided in accordance with the SEC’s Industry Guide 3 requirements for foreign countries experiencing liquidity difficulties.

In billions	Argentina

Aggregate outstandings at January 1, 2001	$4.5
Net change in short-term trade-related outstandings	.2
Reduction in nontrade-related loans and leases	(.2)
Increase in claims and intercompany funding covered by insurance contracts	.6
Other, primarily government securities and other assets	(.3)

Aggregate outstandings at December 31, 2001	$4.8

The Argentine government enacted exchange controls in December 2001 that limited the transfer of funds outside of that country. These regulations continue to be modified. As of December 31, 2001, FleetBoston’s cross-border outstandings were not significantly impacted by these regulations. However, it is expected that over time such regulations may result in the delay of the transfer of dollars outside of Argentina. The Corporation is unable to determine at the present time the ultimate impact such measures will have on its cross-border outstandings.

Argentine Mutual Funds

The Corporation’s Argentine operation managed approximately $700 million of mutual funds, composed of $600 million invested in bank deposits and $100 million invested in government securities, at December 31, 2001. The Argentine government’s measures, announced subsequent to December 31, 2001, which restricted withdrawals of bank deposits, also applied to mutual fund redemptions. Therefore, mutual fund investors currently cannot receive redemptions of their funds.

Argentine Currency Position

Periodically, FleetBoston establishes currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. Currency positions expose FleetBoston to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents the Argentine currency position, which was a long dollar position of $52 million at December 31, 2001. However, this position was significantly impacted by the Argentine government’s conversion of U.S. dollar assets and deposits into pesos. Based on the information available, the impact of these measures resulted in a net peso position of approximately $500 million.

	At Year-End		Daily Average
In millions	2001	2000	2001	2000

Argentina(a)(b)	$52	$(262)	$(141)	$(328)

(a)	Positive value reflects U.S. dollar assets exceeding funding from local currency liabilities (i.e., long position in U.S. dollars).
(b)	Negative values reflect local currency assets exceeding funding from U.S. dollars (i.e., short positions in U.S. dollars).

The change in the country’s financial system from U.S. dollars to pesos is expected to result in a change in the functional currency of the Argentine unit from the U.S. dollar to the peso, as required by SFAS No. 52, “Foreign Currency Translation.” Therefore, it is expected that the majority of any future exchange rate impact would be recorded in comprehensive income, a component of stockholders’ equity. It is not expected that the transition adjustment related to the conversion to the peso as the functional currency will significantly impact the Corporation’s total stockholders’ equity. The remaining currency position after the conversion to the peso as the functional currency is not expected to significantly impact the Corporation’s results of operations.

2002 Actions

As mentioned, the Argentine government enacted and announced certain measures subsequent to December 31, 2001. These measures have increased the Corporation’s credit, cross-border, market, liquidity and operating risks related to its $9.3 billion of Argentine assets. In response to these measures, which continue to be subject to change, the Corporation utilized the information available at the time to record certain charges incurred to address the increase in risks as of December 31, 2001.

–	A charge of $200 million related to the estimated impact of the Argentine government’s actions on the Corporation’s Argentine balance sheet was recorded. This charge considered a number of issues:
  the conversion of loans, other earning assets and deposit liabilities into pesos;
  the change in the Corporation’s market risk position due to a change in the net peso position after the conversion of loans and deposits; and
  operational and legal issues resulting from the implementation of the measures.

–	The Corporation increased its reserve for credit losses related to Argentine loans by $725 million due to concerns that the Argentine government’s actions and ongoing recession may impact customers’ ability to service their existing obligations. The Argentine government’s actions may lead to delays in customer debt service for loans made by FleetBoston in that country, as well as those loans that are part of the Corporation’s aggregate Argentine cross-border outstandings. The impact of the government actions on the Corporation’s Argentine loans may lead to a substantial increase in Argentine NPAs from the December 31, 2001 level of $253 million, as well as higher credit losses.
–	A charge of $175 million was recorded against the Corporation’s Argentine government bond portfolio. This included $125 million for the securities swapped by the Corporation in the fourth quarter of 2001 as part of the Argentine government’s local bond swap. The Corporation swapped approximately $478 million of Argentine government securities for loans. The resulting loans pay an interest rate of approximately 5.5% and extend the principal maturity of the portion of the swapped debt due before 2010 by three years.

     The Corporation continues to monitor and evaluate the Argentine economic measures discussed above, and will adjust its strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political and social uncertainty in the country, it is not possible to predict the impact that future developments may have on that country’s economic growth, or on the Corporation’s operations in Argentina.

Brazil

The Corporation operates 67 branches in Brazil with total assets of approximately $12 billion at December 31, 2001. These assets are subject to the country risk described above.
     The overall composition of these assets is summarized as follows:

In billions

Loans	$ 7.3
Securities	1.5
Resale agreements	1.5
Other treasury assets	1.0
Fixed assets and other nonearning assets	.7

Total assets	$12.0

Components of total assets:
Assets recorded in Brazilian operations funded by liabilities from local residents	$ 3.6
Cross-border outstandings—see separate table	$ 8.4

Of the total loans of $7.3 billion, $400 million were consumer loans and $6.9 billion were corporate loans. The corporate loans included $3.1 billion to multinationals, $3.3 billion to large Brazilian corporations, and $500 million to financial institutions and middle market companies. Nonperforming loans were $14 million at December 31, 2001, and credit losses for the year were not significant.
     As part of the Corporation’s Brazilian operation’s balance sheet management, there were approximately $4 billion of treasury assets at December 31, 2001. Available for sale securities totaled $1.5 billion, composed mainly of government bonds. These securities have an average duration of approximately two years. There were $1.5 billion of resale agreements with banks in Brazil, which were collateralized by Brazilian government bonds. The $1 billion of other treasury assets included trading assets of approximately $700 million.
     The Corporation’s Brazilian operation’s balance sheet is funded by third party liabilities where the provider assumes the transfer risk, which is discussed below, intercompany funding and local liabilities.
     Included in Brazilian total assets of $12 billion are cross-border outstandings, which follow:

December 31	2001	2000	1999
In billions

Brazil:
Trade-related claims	$3.9	$3.2	$2.6
Other claims on third parties	1.8	.6	.7
Investment in and funding of local operation	2.7	3.0	1.5

Total cross-border outstandings	$8.4	$6.8	$4.8

Cross-border risk mitigation:
Insurance contracts	1.1	1.0	.5
Other transfer risk mitigation	1.6	.9	.3
Third party funding	2.1	2.4	1.7
Guarantees	1.1	.3	.4

Total cross-border outstandings, net of cross-border risk mitigation	$2.5	$2.2	$1.9

(a)Commencing at December 31, 2001, the Corporation has changed its method of reporting cross-border outstandings to include amounts not required in regulatory reporting.
   Prior periods presented have been restated. If FFIEC guidelines were used for cross-border reporting, total cross-border outstandings would have been $5.1 billion, $4 billion and $2.7 billion for December 31, 2001, 2000 and 1999, respectively.
(b)Total cross-border outstandings to Brazil as a percentage of FleetBoston’s total assets were 4.1%, 3.1% and 2.1% at December 31, 2001, 2000 and 1999, respectively.
(c)The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Brazil were 1.1%, 16.6% and 82.3% at
   December 31, 2001, .2%, 19.6% and 80.2% at December 31, 2000 and 3.5%, 31.8% and 64.7% at December 31, 1999, respectively.
(d)Cross-border commitments for Brazil at December 31, 2001, 2000 and 1999 were $50 million, $80 million and $30 million, respectively.

     The Corporation’s Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $8.4 billion of cross-border outstandings is summarized below.

–	$1.1 billion are covered by insurance contracts (see discussion in Argentine section for more information).
–	$1.6 billion is related to transfer risk mitigation, all of which is trade-related and included in the $3.9 billion of trade-related claims in the table above. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian central bank. In order to maintain the cross-border risk protection, it is necessary that the Brazilian export markets remain open.
–	$2.1 billion of assets are funded by third-party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. In these cases, the provider of funds assumes the risk of nonpayment, if at the time a payment is due on the funding a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment.
–	$1.1 billion are loans with guarantees that cover credit and cross-border risk. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees.

     The third party funding and guarantees may require the Corporation to perform certain processes to ensure its coverage under the various cross-border risk mitigation products.
     In addition to the trade-related amount above, there is another $2.3 billion of trade-related outstandings, which historically have received preferential treatment in cross-border risk events.

Mutual Funds

The Corporation acted as a manager for approximately $6.4 billion of mutual funds in Brazil at December 31, 2001, 80% of which were invested in Brazilian government bonds.

Brazilian Currency Position

Periodically, FleetBoston establishes currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. Currency positions expose FleetBoston to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents the Brazilian currency position.

	At Year-End		Daily Average
In millions	2001	2000	2001	2000

Brazil(a)	$(4)	$(75)	$(10)	$(6)

(a)Negative values reflect local currency assets exceeding funding from U.S. dollars (i.e., short positions in U.S. dollars).

     The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. As discussed above, the country risks are considered when establishing internal limits. To date, the Corporation’s Brazilian operations have not been significantly impacted by the events in Argentina. The Corporation continues to closely monitor the situation in Argentina and the potential impact it could have on the Brazilian economy and the Corporation’s Brazilian operations.

Nonperforming Assets

Nonperforming assets (NPAs) are assets on which income recognition has ceased or is limited. NPAs negatively affect earnings by reducing interest income. In addition to NPAs, asset quality is measured by the provision for credit losses, charge-offs and certain credit quality-related ratios.

Nonperforming Assets

December 31	2001	2000	1999	1998	1997
In millions

Domestic:
C&I loans	$1,235	$ 765	$517	$317	$362
CRE loans	63	28	48	101	161
Consumer loans	70	87	129	165	222
OREO and other	146	30	36	40	73

Total Domestic	$1,514	$ 910	$730	$623	$818

International:
C&I loans	$ 108	$ 81	$ 96	$ 86	$ 64
CRE loans	126	66	48	—	—
Consumer loans	87	55	99	103	44
OREO	14	18	17	7	2

Total International	$ 335	$ 220	$260	$196	$110

Total NPAs	$1,849	$1,130	$990	$819	$928

Throughout this Report, including the table above, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest ($424 million, $361 million, $320 million, $275 million, and $233 million at December 31, 2001, 2000, 1999, 1998, and 1997, respectively). Included in these 90 days past due and still accruing amounts were $282 million, $276 million, $251 million, $248 million, and $202 million of consumer loans at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.
     NPAs and related ratios also do not include assets held for sale by accelerated disposition (AHAD). At December 31, 2001, FleetBoston had AHAD with a net carrying value of $270 million, none of which was accruing interest. At December 31, 2000, the net carrying value of AHAD was $138 million, of which approximately $136 million was not accruing interest. Transfers to this category are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. Such assets are classified as other assets in the consolidated balance sheet.
     NPAs at December 31, 2001, as a percentage of related assets, and as a percentage of total assets, were 1.44% and .91%, respectively, compared to .84% and .52%, respectively, at December 31, 2000. NPAs increased $719 million, or 64%, over the prior year, primarily the result of an increase in domestic NPAs of $604 million, which included $280 million of aggregate credits to a major retailer and an energy company which were placed on nonaccrual status in the fourth quarter of 2001. The increase of $115 million in international NPAs related primarily to Argentina. NPAs for this country were $253 million at December 31, 2001, compared to $169 million at December 31, 2000.

Activity in Nonperforming Assets

Year ended December 31	2001	2000
In millions

Balance at beginning of year	$1,130	$ 990
Additions	2,531	2,101
Reductions:
Payments/interest applied	(783)	(732)
Returned to accrual	(48)	(79)
Charge-offs/write-downs	(730)	(653)
Sales/other	(34)	(327)

Total reductions	(1,595)	(1,791)

Subtotal	2,066	1,300

Assets reclassified as held for sale by accelerated disposition	(217)	(170)

Balance at end of year	$1,849	$1,130

As noted in previous public comments and prior filings with the Securities and Exchange Commission (the SEC), FleetBoston anticipates further increases in NPAs in 2002. Future levels of NPAs in the Corporation’s Argentine operations cannot currently be predicted, in light of the political and economic instability in that country. Future overall levels of NPAs will be influenced by the economic environment, interest rates and other internal and external factors existing at the time. Additional information on Argentine NPAs is included in the Country Risk section of this discussion and analysis.

Reserve For Credit Losses

The reserve for credit losses represents the amount available for credit losses which management determines is inherent in the Corporation’s loan and lease portfolios of the balance sheet date. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and industry economic conditions.
     FleetBoston performs periodic, systematic reviews of its portfolios to identify inherent losses and assess the overall probability of collection. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the reserve for credit losses. In addition, FleetBoston periodically evaluates prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the reserve for credit losses are allocated to cover the probable losses inherent in each loan and lease category based on the results of this detailed review process.
     Commercial loans and leases and their related unfunded commitments to lend are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10” (high risk of loss). Loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 are individually reviewed to determine the need for a specific loan loss allocation. Additionally, derived or calculated loan loss allocations are provided for loans not specifically reviewed. Probable loss factors are provided using actual FleetBoston default and loss history for loans with a credit risk rating of “1” to “7” based on their specific credit risk rating classification. The combination of these analyses is the basis for the determination of the commercial loan and lease portions of the reserve for credit losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated for credit risk as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Credit risk for small business loans is analyzed in a similar manner but a risk rating migration analysis, rather than delinquency and one year of forecasted net losses, acts as the base for the reserve. The results of the analyses are reviewed and discussed by FleetBoston’s Loan Loss Reserve Committee, the respective lines of business and the Collections group.
     A “sovereign risk” analysis, which assesses the cross-border risk of credit loss, is performed as part of the Corporation’s review of its international commercial and consumer loan portfolios.
     Testing of forecasted net credit losses and specific allocations of the reserve are performed on a quarterly basis. As a result, adjustments to reserve allocations for specific segments of the loan and lease portfolio may be made, based on the accuracy of forecasted net credit losses and other credit- or policy-related issues.
     The process used by FleetBoston to determine the appropriate overall reserve for credit losses is based on this analysis, taking into consideration management’s judgment. This reserving methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, management believes that the reserve for credit losses is adequate as of December 31, 2001.
     An integral component of FleetBoston’s risk management process is allocating the reserve for credit losses based upon risk characteristics, demonstrated losses, loan segmentations, and other factors. The unallocated component of the reserve for credit losses represents management’s view that, given the complexities of the loan portfolio, there are probable losses that have been incurred but not yet specifically identified.
     This unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation. At December 31, 2001, the Corporation’s allocated reserve for credit losses amounted to 96% of the total reserve for credit losses.

Reserve for Credit Losses Allocation

December 31		2001		2000		1999		1998		1997

Dollars in millions	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

Commercial and industrial	$1,563	37.83%	$1,500	41.64%	$1,577	44.12%	$1,065	46.13%	$ 908	42.46%
Commercial real estate:
Construction	33	2.12	20	1.43	16	1.16	19.98		23	1.22
Interim/permanent	45	6.87	72	7.20	72	6.62	106	7.34	144	8.33
Residential real estate	40	6.34	26	8.47	40	11.59	50	12.61	63	14.56
Consumer	407	18.89	357	18.47	413	18.21	718	17.81	472	18.56
Lease financing	223	11.24	152	10.06	112	7.97	31	4.66	28	4.69
International	1,179	16.71	329	12.73	353	10.33	242	10.47	189	10.18
Unallocated	144	—	253	—	233	—	397	—	613	—

Total	$3,634	100.00%	$2,709	100.00%	$2,816	100.00%	$2,628	100.00%	$2,440	100.00%

During 2001, FleetBoston experienced a decline in loans of $6.7 billion, or almost 5%. The Corporation’s reserve for credit losses increased $925 million from December 31, 2000, to $3.6 billion at December 31, 2001. This 34% increase was primarily the result of incremental provisions of $175 million and $725 million related to domestic problem loans and Argentine loans, respectively. In light of the current economic slowdown, and continuing economic instability in Argentina, the Corporation anticipates continued pressure on credit costs in 2002, although substantially less than in 2001. Additional information concerning the provision for credit losses is included in the Provision for Credit Losses section of this discussion and analysis.

Reserve for Credit Losses Activity

Year ended December 31	2001	2000	1999	1998	1997
In millions

Balance at beginning of year	$2,709	$2,816	$2,628	$2,440	$2,652
Gross charge-offs:
Domestic:
Commercial and industrial	944	877	521	265	197
Commercial real estate	4	7	19	28	62
Residential real estate	2	7	17	30	48
Consumer	135	137	173	196	280
Credit card	279	273	373	372	302
Lease financing	76	44	47	1	2
International:
Commercial	61	46	71	141	38
Consumer	119	123	121	91	38

Total gross charge-offs	1,620	1,514	1,342	1,124	967

Recoveries:
Domestic:
Commercial and industrial	97	118	90	84	89
Commercial real estate	7	11	20	36	48
Residential real estate	1	6	5	6	8
Consumer	29	41	45	50	67
Credit card	32	33	38	32	19
Lease financing	12	7	8	2	2
International:
Commercial	12	16	77	12	12
Consumer	38	40	30	23	13

Total recoveries	228	272	313	245	258

Net charge-offs	1,392	1,242	1,029	879	709
Provision	2,330	1,295	1,061	916	581
Acquired/divestitures/other	(13)	(160)	156	151	(84)

Balance at end of year	$3,634	$2,709	$2,816	$2,628	$2,440

Net charge-offs increased $150 million to $1.4 billion in 2001, primarily the result of higher credit losses in the domestic C&I and lease financing portfolios, and lower levels of recoveries of commercial and consumer loans previously charged off.
     The ratio of net charge-offs to average loans increased to 1.07%, compared to .89% at December 31, 2000.

Liquidity Risk Management

Liquidity risk is defined as the risk of loss arising from FleetBoston’s inability to meet known near-term and projected long-term funding commitments.
     The objective of liquidity risk management is to ensure the ability of FleetBoston and its subsidiaries to meet their financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other funding commitments; and the ability to take advantage of new business opportunities. ALCCO is responsible for implementing the policies and guidelines of the Board governing liquidity. U.S. dollar liquidity management is centralized in the Corporation’s Treasury unit in Boston, with overseas operations managing their own local currency liquidity requirements.
     Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables, discussed in more detail below. Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a monthly basis, a comprehensive liquidity analysis is reviewed by ALCCO. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to FleetBoston.
     The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, access to the money and debt capital markets and short-term liquid assets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings.

     At December 31, 2001, the parent company had commercial paper outstanding of $895 million, compared with $1 billion at December 31, 2000. The parent company had short-term liquid assets of $3.1 billion at December 31, 2001 and $1.7 billion at December 31, 2000. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries. During the previous two years, the parent company had backup lines of credit totaling $1 billion to ensure that funding was not interrupted if commercial paper was not available. At December 31, 2001 and 2000, there were no outstanding balances under these lines of credit. In 2001, the parent company took specific steps to enhance its liquidity profile by adopting a policy to maintain short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period. In conjunction with this new liquidity policy, these backup lines of credit were cancelled effective January 15, 2002. The parent company had $3.3 billion available for the issuance of common stock, preferred stock or trust preferred securities, senior or subordinated securities and other debt securities at December 31, 2001 under an effective shelf registration statement filed with the SEC. Availability under this shelf was $2.8 billion at February 25, 2002.
     FleetBoston has established a number of statutory business trusts, the sole purpose of which is to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by the parent company. The parent company has fully and unconditionally guaranteed each trust’s obligations under the trust securities. The trusts are included in FleetBoston’s consolidated financial statements, and the trust securities are included in long-term debt in the consolidated balance sheet. Additional information concerning these trust preferred securities is included in Note 7 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.
     The primary sources of liquidity for FleetBoston’s banking subsidiaries are cash flows from operations, core deposits, borrowings and short-term high-quality liquid assets. Non-banking subsidiaries rely primarily on cash flows from operations, short-term liquid assets and funds from the parent company. Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. Diversification of liquidity sources by maturity, market, product and funds provider are mandated through ALCCO guidelines. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion bank note program.
     Another important source of bank funding is the securitization market. During 2001, approximately $750 million of home equity loans and $2.6 billion of credit card receivables were securitized. Generally, in a securitization, FleetBoston transfers financial assets, such as commercial loans, credit card receivables or home equity receivables, to qualifying special purpose entities (QSPEs) which are legally isolated from the Corporation. The QSPEs, in turn, sell securities to investors which entitle them to receive specified cash flows during the term of the security. The proceeds from the issuance of securities are then distributed by the QSPEs to the Corporation as consideration for the loans transferred. At December 31, 2001, the QSPEs held aggregate assets of approximately $14.6 billion, composed of approximately $9.9 billion of credit card receivables, $4.1 billion of commercial loans and $600 million of home equity loans. The assets and liabilities of the QSPEs, other than the retained interests described below, are not included in the Corporation’s consolidated balance sheet.
     FleetBoston has retained interests in the securitizations, which provide credit enhancements to the investors. These retained interests include residual positions such as interest-only strips, which totaled approximately $278 million at December 31, 2001, and other retained interests, including subordinated debt securities, overcollateralization positions and cash collateral accounts, which totaled approximately $329 million at December 31, 2001. The retained interests, which are included in FleetBoston’s consolidated balance sheet, represent the Corporation’s maximum risk exposure associated with these transactions. Investors in the securities have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs. Additional information concerning securitization transactions is included in the Noninterest Income section of this discussion and analysis and Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.
     In 2000, FleetBoston sold troubled commercial loans with a recorded investment of approximately $940 million, as well as related funding commitments of approximately $150 million, to a special purpose entity (SPE) established by a third party, and received approximately $665 million in cash and $200 million in a subordinated note. The sale did not result in any significant gain or loss to FleetBoston. As a result of the sale, the reserve for credit losses was reduced by approximately $75 million. FleetBoston does not hold an equity interest in the SPE, nor does it manage the assets in the SPE. In addition, FleetBoston does not guarantee any of the debt securities or equity interests issued by the SPE to third parties. FleetBoston’s exposure is limited to its investment in the subordinated note, which is carried in the consolidated balance sheet at fair value.
     The following table presents information related to FleetBoston’s funding sources for the last two years.

Components of Funding Sources

December 31	2001	2000
In millions

Deposits:
Domestic:
Demand	$ 20,574	$ 20,197
Regular savings and NOW	9,047	10,446
Money market	57,884	50,472
Time	22,627	28,665
International	19,205	18,959

Total deposits	129,337	128,739

Short-term borrowings:
Federal funds purchased	1,341	5,733
Securities sold under agreements to repurchase	7,895	7,222
Commercial paper	1,245	1,182
Other	4,976	8,969

Total short-term borrowings	15,457	23,106

Due to brokers/dealers	4,778	4,122
Long-term debt	25,530	31,684

Total	$175,102	$187,651

Certificates of deposit and other time deposits issued by domestic offices in amounts of $100,000 or more as of December 31, 2001 will mature as presented in the following table.

Maturity of Time Deposits — Domestic(a)

December 31, 2001 In millions Remaining maturity	Certificates of Deposit	Other Time Deposits

3 months or less	$3,036	$4,033
3 to 6 months	780	316
6 to 12 months	1,261	1
Over 12 months	642	—

Total	$5,719	$4,350

(a)The majority of foreign office deposits are in denominations of $100,000 or more.

The following table presents the Corporation’s contractual cash obligations at December 31, 2001, which, except for long-term debt, are not included in the consolidated balance sheet.

Contractual Cash Obligations

	Payments Due by Period
In millions	Total	Under 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(a)	$25,530	$6,630	$10,390	$2,150	$6,360
Operating leases(b)	1,625	308	691	292	334

Total contractual cash obligations	$27,155	$6,938	$11,081	$2,442	$6,694

(a)Includes capital lease obligations. (b)Represents minimum annual rental commitments exclusive of taxes and other charges.

Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements. Additional information concerning these obligations is included in Notes 7 and 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.
     The following table presents the Corporation’s other commercial commitments at December 31, 2001. These commitments are not included in the Corporation’s consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
In millions	Total Committed	Under 1 year	1-3years	4-5years	After 5 years

Commitments to extend credit, including backup liquidity lines	$78,242	$42,927	$26,645	$6,667	$2,003
Letters of credit, financial guarantees and foreign office guarantees (net of participations)	13,333	8,648	3,412	986	287
Other commercial commitments	2,011	n/a	n/a	n/a	n/a

Total commercial commitments	$93,586	$51,575	$30,057	$7,653	$2,290

n/a not applicable

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.
     Letters of credit and financial guarantees are agreements whereby the Corporation guarantees the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that in other lending activities. Management does not anticipate any significant losses as a result of these transactions. Financial guarantees include the guarantee of $125 million of medium-term debt, due in 2002 and 2003, of a former subsidiary of FleetBoston, which it sold in 2001.
     Other commercial commitments represent unfunded commitments of the Corporation’s Principal Investing business. Such commitments relate to fund investments and are drawn down periodically throughout the life of the fund.
     FleetBoston is also exposed to liquidity risk as a provider of financial services to its corporate customers by its Corporate Banking business unit. The Corporation provides access to liquidity to such customers through asset-backed commercial paper programs. These programs utilize SPEs which, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans secured by the financial assets of customers. The SPEs finance this activity through the issuance of rated commercial paper to third party investors. FleetBoston does not sell its own assets to these SPEs, and the assets and obligations of the SPEs are not included in the Corporation’s consolidated balance sheet. The Corporation receives fees for structuring financial transactions for its customers and for the provision of administrative services to the programs. In 2001, total aggregate structuring and administrative fees received by FleetBoston related to the commercial paper programs totaled approximately $46 million.
     At December 31, 2001, these SPEs had aggregate assets of approximately $6 billion, primarily loans and debt securities, and aggregate liabilities outstanding, composed of commercial paper, of $6 billion. The assets of the SPEs are generally of investment grade quality and are typically secured by other financial assets, such as leases, trade receivables or cash held as collateral. Based on commitments of the SPEs to their customers at December 31, 2001, the SPEs could be required to provide additional funding totaling $1.8 billion.
     The commercial paper outstandings and commitments of the SPEs to provide additional funding are supported by backup liquidity lines of credit and credit derivative contracts provided by FleetBoston and third parties. Backup liquidity lines provided by FleetBoston totaled $4.8 billion at December 31, 2001, and are included in the preceding commercial commitments table. No amounts were drawn under these liquidity lines. The notional amount of credit derivative contracts provided by FleetBoston totaled $1.6 billion at December 31, 2001. To mitigate risk, FleetBoston has entered into offsetting credit derivative contracts with third parties. In addition, FleetBoston provides direct credit support to one of the SPEs by issuing financial standby letters of credit, which totaled approximately $200 million at December 31, 2001. These letters of credit are included in the preceding commercial commitments table.
     The overall potential impact of the risk to liquidity of these commercial paper programs is included in the monthly liquidity analysis more fully discussed earlier in this section.
     FleetBoston also provides administrative services, including asset management services, to SPEs unrelated to those utilized by the commercial paper programs, on behalf of third parties. The Corporation generally does not sell its own assets to the asset management SPEs, nor does it guarantee the obligations or otherwise provide credit enhancements to them. FleetBoston provides backup liquidity lines, which totaled $112 million at December 31, 2001, to two of these SPEs. At December 31, 2001, no amounts were drawn under these liquidity lines. The assets and liabilities of the asset management SPEs are not included in the Corporation’s consolidated balance sheet.
     Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of the Corporation’s deposits and debt securities below investment grade, and unanticipated funding requirements, such as guarantees of third party debt. As of December 31, 2001, there were no circumstances that management considered reasonably likely to occur that would affect the Corporation’s sources of short-term liquidity.
     Based upon FleetBoston’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, management considers overall liquidity at December 31, 2001 sufficient to meet the Corporation’s current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

Market Risk Management

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. FleetBoston is exposed to market risk both in its trading activities and in its non-trading, or balance sheet management, activities. The market risk management processes for these activities applies to both balance sheet and off-balance sheet exposures. Additional information concerning the equity price risk associated with the Corporation’s principal investing portfolio is included in the Capital Markets Revenue section of this discussion and analysis.

Trading Activities

FleetBoston’s market risk management process for its trading activities applies to all forms of price risk, or the risk of loss in earnings arising from adverse changes in the value of financial instrument trading portfolios. The Board approves policies concerning the Corporation’s tolerance for these risks, and ALCCO issues overall strategic direction to specify the extent to which the Corporation can utilize any of the Board-approved limits. The Market Risk Committee (MRC), chaired by the Executive Director, Market Risk Management, allocates the overall risk limits for trading portfolios to individual lines of business. Senior management from these lines of business evaluate risk-taking activities, and ensure that actual exposures remain consistent with approved policies and limits. Market Risk Management provides an independent view of the identification, measurement, monitoring and control of price risk in trading activities.
     Market Risk Management has a group of Risk Managers that develop specialized expertise and in-depth knowledge of FleetBoston’s trading lines of business, and work with business managers to set policies that reflect an appropriate framework for risk measurement, risk monitoring and reporting processes, and risk control structures. These Risk Managers ensure compliance with established policies and risk limit structures on a daily basis, and evaluate relevant market conditions and business initiatives as part of the monitoring process. As warranted, the Risk Managers review and assess proposals to alter the existing risk profile through both new products and services or significant modifications to existing products and services, thereby ensuring that the appropriate risk management oversight and infrastructure exists prior to commencement of the activity.

     In addition, Market Risk Management has a Capital Markets Analytics group that develops market risk measurement methodologies and models, estimates risk factors and gathers dynamic market data for use within these models, analyzes statistical properties of market data for estimation of the risk factors, and conducts all model validations that include ascertaining model appropriateness and testing actual model performance.
     Both of Market Risk Management’s above-described groups rely on a separate risk information department that provides reports on trading exposures on a corporate-wide basis.
     FleetBoston’s exposure to price risk arises in the normal course of its business as a financial intermediary. FleetBoston enters into interest rate, currency exchange and precious metals contracts primarily to satisfy the investment and risk management needs of its customers. Equity positions result mainly from the Corporation’s market-making and underwriting activities.
     In addition, FleetBoston takes certain proprietary trading positions, including positions in high yield and emerging markets fixed-income securities, local currency debt and equity securities, and related derivatives instruments. The Corporation expects these positions to benefit from short-term movements in the prices of securities and from perceived inefficiencies among the prices of various securities issued by the same country or entity. Domestic fixed-income trading activities also include position-taking in U.S. Treasury and U.S. government agency securities.
     FleetBoston evaluates the overall profitability of its trading positions by measuring the daily change in the mark-to-market value of these portfolios, including other related revenues. The following histogram presents the distribution of aggregate daily trading-related revenues, in millions of dollars, that resulted from the Corporation’s combined trading activities during 2001. Trading-related revenues include trading profits and commissions, foreign exchange revenue and market-making revenue, which are all components of capital markets revenue, as well as net interest income from these trading positions.

Market conditions throughout 2001 posed significant and ongoing challenges for the Corporation’s trading businesses and risk management processes. At times, market volatility increased dramatically in a variety of sectors, including domestic equities, currency exchange and emerging markets securities. As shown in the chart above, the Corporation’s risk management discipline effectively controlled the size and extent of negative trading results.
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
     The VAR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity for each instrument, and a conservative view of cross-product correlations that does not reflect the full diversification benefits of positions taken across different trading businesses. In light of the diverse set of trading conditions during 2001, FleetBoston actively enhanced its processes for price risk measurement and monitoring against approved limits.

     The table below presents the Corporation’s exposure with respect to its combined trading portfolios:

Value-at-Risk (VAR)

In millions	Average	High	Low

Year ended December 31, 2001	$38	$54	$28
Year ended December 31, 2000	40	59	28

At December 31, 2001 total VAR usage measured $31 million. In no instance did the Corporation’s daily VAR measure exceed the MRC’s approved limit.
     The following table summarizes FleetBoston’s aggregate average VAR by risk type for the periods presented. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type

	2001	2000
In millions	Average	Average

Interest rate risk	$22	$21
Equity risk	9	14
Foreign exchange risk	7	5

Aggregate price risk	$38	$40

During 2001, most of the price risk in FleetBoston’s trading activities arose from interest rate risk, which includes directional and spread components. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, the Argentine and Brazilian sovereign and high-end corporate bond markets, and some exposure to fixed-income markets in the Asia-Pacific region. The contribution to the Corporation’s VAR from equity trading activities during 2001 declined significantly, as most equity-oriented lines of business reduced their positions. The individual activities that generate most of these risks include FleetBoston’s large NYSE specialist firm, NASDAQ market-making, and a convertible bond trading and underwriting business.
     The majority of foreign exchange risk arises from FleetBoston’s Argentine and Brazilian operations, which establish currency positions with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. Additional information concerning these currency positions is included in the Country Risk section of this discussion and analysis.
     The Corporation’s independent Market Risk Management function routinely validates the Corporation’s measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. The following graph presents this comparison for the twelve months ended December 31, 2001. In no instance did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date, which compares very favorably with the Corporation’s expectation for less than three such breaches.

On March 22, 2001, FleetBoston suffered its largest single day trading loss in over two years, primarily in its Latin American exposures. The Corporation more than recovered the loss during the following two trading days, and the loss did not cause an overall breach of its risk measurement model.
     In addition to the VAR framework, FleetBoston employs other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing involves modifying the VAR model’s assumptions to reflect rare events that have the potential for high impact. Scenario analyses involve calculating the impact of a pre-determined set of events, irrespective of their statistical likelihood of occurrence. Such analyses may reflect historically observed market changes, incorporate specific scenarios that reflect some judgment about potential market conditions or identify the kind of scenario that would cause the most harm to existing positions. During 2001, FleetBoston regularly evaluated and revised, as appropriate, these tests and analyses in light of ongoing market developments and conditions.
     While the VAR framework and the additional risk measurement tools effectively ensure exposures remain within FleetBoston’s expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

Balance Sheet Management Activities

U.S. Dollar Denominated Risk Management

U.S. dollar denominated assets and liabilities comprise the majority of the balance sheet. Interest rate risk, defined as the exposure of net income and financial condition to adverse movements in interest rates, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed, and this risk results almost entirely from domestic operations.

     The primary goal of interest rate risk management is to control exposure to interest rate risk, both within limits approved by the Board and within narrower guidelines approved by ALCCO. These limits and guidelines reflect FleetBoston’s tolerance for interest rate risk over both short-term and long-term time horizons.
     The major source of the Corporation’s non-trading interest rate risk is the difference in the maturity and repricing characteristics between core banking assets and liabilities – loans and deposits. This difference, or mismatch, poses a risk to net interest income. FleetBoston controls this risk by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, as well as simpler gap analyses, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. These exposures are hedged using mainly fixed-rate portfolio securities, interest rate swaps and options, and, when appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options.
     Simulation analysis involves dynamically modeling interest income and expense from current assets, liabilities and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g., <2-year) time horizons. Key assumptions in these simulation analyses (and in the valuation analyses discussed below) relate to the behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of deposit and loan customers, with the most material assumptions relating to repricing and/or runoff of noncontractual deposits.
     As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or “most likely”, as well as deliberately extreme and perhaps unlikely, scenarios. Thus the analyses may include immediate interest rate “shocks,” gradual interest rate “ramps,” spread narrowings/widenings, and yield curve “twists”. Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario, but in some analyses, assumptions are deliberately manipulated to test the Corporation’s exposure to “assumption risk.”
     The following table reflects the estimated exposure of net interest income for the next twelve months due to an immediate shift in forecasted interest rates. Estimated exposures set forth below are dependent on material assumptions such as those previously discussed.

Rate Change (Basis Points)	Estimated Exposure to Net Interest Income (In millions)

	2001	2000

+200	$ 51	$(121)
-200	(252)	97

As indicated, an immediate 200 basis point decrease in interest rates would tend to reduce net interest income but by an amount that is well within corporate limits. An immediate 200 basis point increase in interest rates wouldtend to enhance net interest income. Thus, the balance sheet position as of December 31, 2001 is modestly asset-sensitive. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of net interest income to gradual and modest changes in interest rates is relatively insignificant.
     Estimated net interest income exposures at December 31, 2001 differ from those at year-end 2000, reflecting major changes in the economic environment and level of interest rates. At December 31, 2000, the Corporation anticipated economic weakness and had positioned the balance sheet to benefit from declining interest rates. By December 31, 2001, interest rates had declined sharply, the economy seemed likely to stabilize and, consequently, the balance sheet was positioned for stable or rising rates. Nevertheless, the very low level of interest rates late in 2001 created additional exposures. A further immediate 200 basis point decline in rates, driving short-term interest rates to approximately 0%, would adversely impact net interest income by reducing the profitability of customer deposits and increasing prepayments of residential mortgages.
     FleetBoston also performs valuation analysis, which involves projecting future cash flows from current assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The “Economic Value of Equity” (EVE) is the estimated net present value of these discounted cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates, and is used primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., >2-year) time horizon.
     The following table reflects estimated EVE exposures assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points as well as +/- 200 basis points because the sensitivity of EVE to changes in interest rates can be very nonlinear.

Rate Change (Basis Points)	Estimated Exposure to Economic Value (In millions)

	2001	2000

+200	$ 860	$(611)
+100	696	(155)
-100	(738)	(315)
-200	(1,673)	(451)

As indicated, an immediate 200 basis point decrease in interest rates would reduce EVE, but by an amount that is well within corporate limits. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact.
     Estimated EVE exposures at December 31, 2001 are larger and more asymmetrical than at year-end 2000. As indicated earlier, the very low level of interest rates late in 2001 created additional exposures, as any further immediate sharp decline in rates would reduce the profitability of customer deposits and increase the prepayment of residential mortgages. Given very low rates, the Corporation chose to shorten maturities of certain fixed-rate asset positions (investment securities and hedge derivatives) and lengthen maturities of certain fixed-rate liability positions (long-term debt and hedge derivatives). Both actions increased exposure to any sharp decline in long-term interest rates.

Non-U.S. Dollar Denominated Risk Management

FleetBoston’s non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from operations in Latin America, primarily Argentina and Brazil. Historically, FleetBoston’s exposure to non-trading interest rate risk in its Latin American operations has not been significant, and at December 31, 2001, such risk continued to be insignificant outside of Argentina. Within Argentina, the ongoing political and economic instability has introduced several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to foreign exchange rate risk in Latin American operations is managed using currency limits as well as a VAR methodology, which is discussed in the Trading Activities section of this discussion and analysis. Additional information concerning FleetBoston’s interest rate and foreign exchange rate risks associated with its operations in Argentina is included in the Country Risk section of this discussion and analysis.

Risk Management Instruments

December 31, 2001	Notional	Weighted Average Maturity	Fair	Weighted Average Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans	$11,040
fixed-rate deposits	315
short-term debt	40
long-term debt	1,175
	12,570	2.2	$385	5.71%	2.48%
Pay fixed/ receive variable hedging long-term debt	1,930	3.8	22	1.90	4.82
Options hedging:
variable-rate loans	12,000
fixed-rate deposits	80
	12,080	1.2	230	—	—

Total domestic interest rate risk management instruments	26,580	1.9	637	5.20%	2.79%

International interest rate risk management instruments
Interest rate swaps hedging foreign currency denominated variable-rate deposits	193	1.3	(3)	3.83%	5.39%

Total hedges of net interest income	$26,773	1.9	$634	5.18%	2.83%

Foreign exchange risk management instruments
Swaps hedging foreign currency denominated repurchase and resale agreements	$ 643	1.7	$ (25)	—	—
Swaps hedging foreign currency denominated short-term debt	58.5		—	—	—
Swaps hedging foreign currency denominated long-term debt	220	3.7	(10)	—	—
Forward contracts hedging foreign currency denominated fixed-rate deposits; net investments in foreign operations	1,825.5		(15)	—	—
Futures hedging foreign currency denominated resale agreements	746	1.0	—	—	—

Total hedges of foreign exchange	$ 3,492	1.0	$ (50)	—	—

Total risk management instruments	$30,265	1.8	$584	5.18%	2.83%

Operating Risk Management

Operating risk is defined as the risk of loss resulting from inadequate or failed internal processes or systems, errors by employees or from external events. Business line management is responsible for managing operating risk. Various internal audit, compliance and operating risk activities measure and assess the control environment on an ongoing basis. A continuous audit process is in place to monitor high-risk activities throughout the Corporation. Quarterly, the current status of internal controls across FleetBoston is evaluated and reported to executive management and the Audit Committee of the Board. A similar process exists to monitor and report significant compliance activities. FleetBoston has targeted programs for monitoring privacy, money laundering deterrence, fraud prevention and operating losses. The Operating Risk and Compliance Committees, comprised of senior managers, provide additional oversight.

Capital Management

A financial institution’s capital serves to support asset growth and provide protection against loss to depositors and creditors. FleetBoston strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive return to stockholders will be realized over both the short and long term, while serving depositors’, creditors’ and regulatory needs. In determining optimal capital levels, FleetBoston also considers the capital levels of its peers and the evaluations of the major rating agencies that assign ratings to its public debt. Common equity represents the stockholders’ investment in the Corporation. In addition to common equity, regulatory capital includes, within certain limits, preferred stock, trust preferred securities, subordinated debt and the reserve for credit losses.
     In blending the requirements of each of these constituencies, FleetBoston has established target capital ranges that it believes will provide for management flexibility and the deployment of capital in an optimally efficient and profitable manner. These targets are reviewed periodically relative to FleetBoston’s risk profile and prevailing economic conditions.
     FleetBoston strives to maintain regulatory capital at approximately .75%-1.25% above the minimum regulatory requirements for a well capitalized institution, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). To be categorized as well capitalized, FleetBoston and its banking subsidiaries must maintain a risk-based Total Capital ratio of at least 10%, a risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with any of its regulators. At December 31, 2001, FleetBoston and all of its banking subsidiaries exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. FleetBoston also strives to maintain a tangible common equity to assets ratio of at least 5.75%-6.25%.

Capital Ratios

December 31	2001	2000

Risk-adjusted assets (in millions)	$201,589	$212,438
Tier 1 risk-based capital (4% minimum)	7.37%	8.08%
Total risk-based capital (8% minimum)	10.95	11.87
Leverage (3% minimum)	7.50	8.01
Common equity to assets	8.51	8.58
Total equity to assets	8.65	8.84
Tangible common equity to assets	6.18	6.64
Tangible common equity to managed assets	5.73	6.18
Tangible total equity to assets	6.31	6.90

FleetBoston’s risk-based capital ratios decreased compared with December 31, 2000, reflecting the impact of common stock repurchases and preferred stock redemptions, intangible assets recorded in connection with the Liberty Asset Management acquisition, and charges to earnings primarily related to write-downs of investments in the Principal Investing portfolio and political and economic conditions in Argentina. Excess capital, defined as common equity above the capital target, is available for core business investments and acquisitions.
     During 2001, FleetBoston purchased 57 million outstanding shares of its common stock at an aggregate cost of approximately $2.1 billion. Of the total purchased, 43 million shares were purchased under Board authorization granted in September 2001. As of December 31, 2001, the Corporation had $2.5 billion remaining under this authorization, which extends until December 31, 2002, and it is unlikely that the remaining authorization will be fully utilized.
     In October 2001, FleetBoston redeemed all of the 200,000 outstanding shares of its 6.59% Series VIII noncumulative preferred stock at its aggregate liquidation value of $50 million, and in April 2001, redeemed all of the 765,010 outstanding shares of its 7.25% Series V perpetual preferred stock at its aggregate liquidation value of $191 million. In April and July 2001, FleetBoston repurchased a total of 217,550 of the 600,000 outstanding shares of its 6.75% Series VI perpetual preferred stock, having an aggregate liquidation value of $54 million.
     As registered brokers/dealers and member firms of the NYSE, certain subsidiaries of the Corporation are subject to rules of both the SEC and the NYSE. These rules require members to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At December 31, 2001, these subsidiaries had aggregate net capital of approximately $1,318 million, which exceeded aggregate minimum net capital requirements by approximately $1,268 million.

Comparison of 2000 and 1999

FleetBoston’s net income for 2000 was $3.9 billion, or $3.52 per diluted share, compared with $2.5 billion, or $2.16 per diluted share, in 1999. Return on assets and return on equity were 1.75% and 22.04%, respectively, in 2000 compared with 1.11% and 14.45%, respectively, in 1999.
     The 2000 results included BankBoston merger-related branch divestiture gains of $843 million, or $420 million after-tax. Results also included merger and integration costs of $249 million, or $151 million after tax, primarily associated with the BankBoston merger. The 1999 results included $1.1 billion, or $760 million after-tax, of merger and related charges and special items recorded upon completion of the BankBoston merger and $28 million, or $17 million after-tax, of restructuring charges related to business realignments.
     Net interest income on an FTE basis totaled $8 billion in 2000, compared to $8.1 billion in 1999. The slight decrease was due to the impact of the required divestiture of approximately $13 billion of low-cost deposits and $9 billion of loans during 2000, and a higher cost of deposits. Partly offsetting the decline in net interest income was increased income earned on domestic loans and leases and securities, due to the higher interest rate environment. Net interest margin for 2000 was 4.17%, compared with 4.19% in 1999. This modest decrease was primarily attributable to branch divestitures, partly offset by the absence of low-yielding earning assets previously necessary to support FleetBoston’s investment banking operation.
     The provision for credit losses was $1.3 billion in 2000 compared with $1.1 billion in 1999, the increase due principally to higher credit losses in the domestic C&I loan portfolio, partially offset by lower levels of consumer credit losses, mainly related to credit card receivables.
     Noninterest income totaled $9.5 billion for 2000, up 28% compared to 1999, reflecting strong growth in capital markets and investment services businesses, particularly at Quick & Reilly and Robertson Stephens, offset in part by lower banking fees and commissions and credit card revenue. Noninterest income for 2000 also included $843 million of pre-tax gains on branch divestitures.
     Noninterest expense totaled $9.6 billion in 2000, a decrease of 6% from 1999, due to lower merger- and restructuring-related charges and integration costs recorded in the 2000 period compared to 1999, as well as expense reductions realized from merger integration activities. Partially offsetting these decreases was an increase in compensation and benefits costs directly attributable to higher levels of revenue.
     Total loans and leases at December 31, 2000 were $134.8 billion, compared with $142.9 billion at December 31, 1999. The decline was attributable to the above-mentioned divestiture of $9 billion of loans, new credit card and commercial loan securitizations completed during 2000, lower levels of domestic C&I loans, and the sale of approximately $940 million of troubled commercial loans in December 2000. These declines were offset, in part, by strong growth in the domestic lease financing portfolio and international commercial loans, primarily in Brazil.
     Total deposits decreased $10.9 billion to $128.7 billion at December 31, 2000, due principally to the aforementioned divestiture of approximately $13 billion of deposits in 2000, partially offset by an increase in demand deposits.
     Long-term debt increased $2.5 billion to $31.7 billion resulting from the issuance of medium-term floating-rate notes, fixed-rate senior notes, and trust preferred securities. These issuances were offset partly by maturities and the redemption of floating-rate subordinated notes.

RECENT ACCOUNTING DEVELOPMENTS

During the second and third quarters of 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 141 required that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling of interests method for such transactions. The new standard also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.
     SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any ultimate impairment loss recognized must be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of the standard. The new standard is required to be applied prospectively.
     As required, the Corporation adopted SFAS No. 142 on January 1, 2002, and estimates that the elimination of goodwill amortization will reduce noninterest expense by approximately $300 million ($260 million after-tax) for 2002. FleetBoston completed the required transitional impairment test on all goodwill in the first quarter of 2002, and no impairment loss resulted from the test.
     SFAS No. 143, which addresses the diversity in practice for recognizing asset retirement obligations, is effective for fiscal years beginning after June 15, 2002. SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements, was adopted by the Corporation on January 1, 2002, and it does not expect that the ultimate impact of adoption will be material. FleetBoston is currently evaluating the potential impact of SFAS No. 143 on its financial position and results of operations, but does not expect such impact to be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information set forth in the “Market Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report, is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Financial Statements

     The accompanying consolidated financial statements and related notes of FleetBoston were prepared by management in conformity with accounting principles generally accepted in the United States. Management is responsible for the integrity and fair presentation of these financial statements.
     Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse and to ensure that all transactions are first properly authorized and then recorded in the Corporation’s records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that the Corporation’s assets are adequately safeguarded and that its records, which are the basis for the preparation of all financial statements, are reliable.
     The Audit and Risk Management Committees of the Board of Directors consist solely of directors who are not employees of the Corporation or its subsidiaries. During 2001, the Audit Committee met five times, and the Risk Management Committee met four times. Attending these meetings were internal auditors, credit review management, the independent accountants, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors, and credit review management have direct and unrestricted access to these committees at all times.
     The Corporation’s consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Its report, which is based on an audit made in accordance with auditing standards generally accepted in the United States, expresses an opinion as to the fair presentation of the consolidated financial statements. In performing its audit, PricewaterhouseCoopers LLP considers the Corporation’s internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.

/s/ Charles K. Gifford	/s/ Eugene M. McQuade
Charles K. Gifford President and Chief Executive Officer	Eugene M. McQuade Vice Chairman and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of
FleetBoston Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of FleetBoston Financial Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 2002

FLEETBOSTON FINANCIAL CORPORATION Consolidated Statements of Income

Year ended December 31	2001	2000	1999
Dollars in millions, except per share amounts

Interest income:
Interest and fees on loans and leases	$10,921	$13,192	$12,266
Interest on securities and trading assets	1,900	2,581	2,361
Other	972	629	796

Total interest income	13,793	16,402	15,423

Interest expense:
Deposits of domestic offices	2,501	3,243	3,093
Deposits of international offices	1,065	1,269	1,109
Short-term borrowings	1,059	1,600	1,418
Long-term debt	1,623	2,111	1,587
Other	148	274	193

Total interest expense	6,396	8,497	7,400

Net interest income	7,397	7,905	8,023

Provision for credit losses	2,330	1,295	1,061

Net interest income after provision for credit losses	5,067	6,610	6,962

Noninterest income:
Banking fees and commissions	1,603	1,615	1,666
Investment services revenue	1,491	1,803	1,606
Credit card revenue	757	738	762
Processing-related revenue	401	622	629
Capital markets revenue	222	3,173	2,118
Gains on branch divestitures	430	843	—
Other	436	667	585

Total noninterest income	5,340	9,461	7,366

Noninterest expense:
Employee compensation and benefits	4,021	5,047	5,023
Occupancy and equipment	1,120	1,186	1,225
Intangible asset amortization	396	390	378
Legal and other professional	251	356	329
Marketing and public relations	246	314	301
Merger- and restructuring-related charges	639	89	917
Loss on sale of mortgage banking business	428	—	—
Other	1,812	2,228	2,080

Total noninterest expense	8,913	9,610	10,253

Income before income taxes	1,494	6,461	4,075
Applicable income taxes	563	2,551	1,599

Net income	$ 931	$ 3,910	$ 2,476

Diluted weighted average common shares outstanding (in millions)	1,083.7	1,098.7	1,121.5
Net income applicable to common shares	$ 904	$ 3,871	$ 2,420
Basic earnings per share	.84	3.58	2.21
Diluted earnings per share	.83	3.52	2.16

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION Consolidated Balance Sheets

December 31	2001	2000
Dollars in millions, except share and per share amounts

Assets
Cash, due from banks and interest-bearing deposits	$ 12,709	$ 12,826
Federal funds sold and securities purchased under agreements to resell	6,443	1,959
Trading assets	6,989	7,108
Mortgages held for sale	460	2,138
Securities (including pledges of $12,472 in 2001 and $13,689 in 2000)	26,662	34,964
Loans and leases	128,180	134,834
Reserve for credit losses	(3,634)	(2,709)

Net loans and leases	124,546	132,125

Due from brokers/dealers	4,960	2,987
Premises and equipment	2,881	2,867
Mortgage servicing rights	—	2,695
Intangible assets	5,075	4,557
Other assets	12,913	14,859

Total assets	$203,638	$219,085

Liabilities
Deposits:
Domestic:
Noninterest bearing	$ 29,058	$ 29,707
Interest bearing	81,074	80,073
International:
Noninterest bearing	2,469	1,628
Interest bearing	16,736	17,331

Total deposits	129,337	128,739

Federal funds purchased and securities sold under agreements to repurchase	9,236	12,955
Other short-term borrowings	6,221	10,151
Trading liabilities	2,138	2,540
Due to brokers/dealers	4,778	4,122
Long-term debt	25,530	31,684
Accrued expenses and other liabilities	8,790	9,533

Total liabilities	186,030	199,724

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $1.00 par value (16 million shares authorized, 1.1 million shares issued and outstanding in 2001 and 2.3 million shares issued and outstanding in 2000)	271	566
Common stock, par value $.01 (2 billion shares authorized, 1,086.7 million shares issued in 2001 and 1,100.1 million shares issued in 2000)	11	11
Common surplus	4,055	4,814
Retained earnings	14,078	14,561
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale, net of tax	141	41
Net unrealized gain on derivative instruments, net of tax	636	—
Cumulative translation adjustments, net of tax	(3)	(1)
Treasury stock, at cost (42.9 million shares in 2001 and 14.6 million shares in 2000)	(1,581)	(631)

Total stockholders’ equity	17,608	19,361

Total liabilities and stockholders’ equity	$203,638	$219,085

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated Other
	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income	Stock	Total

Balance at December 31, 1998	$ 691	$ 11	$ 5,860	$10,907	$107	$ (680)	$16,896
Net income	-	-	-	2,476	-	-	2,476
Other comprehensive income:
Net unrealized securities gains arising during the period,
net of taxes of $325	-	-	-	-	410	-	-
Reclassification adjustment for net gains included in net
income, net of taxes of $152	-	-	-	-	(224)	-	-
Change in translation adjustment, net of taxes of $5	-	-	-	-	8	-	-
Other comprehensive income	-	-	-	-	194	-	194
Total comprehensive income	-	-	-	-	-	-	2,670
Cash dividends declared on common stock ($1.11 per share)	-	-	-	(736)	-	-	(736)
Cash dividends declared on preferred stock	-	-	-	(51)	-	-	(51)
Cash dividends declared by pooled company prior to merger	-	-	-	(507)	-	-	(507)
Common stock issued in connection with dividend reinvestment
and employee benefit plans (10.6 million net shares)	-	-	198	(66)	-	171	303
Retirement of treasury stock	-	-	(840)	-	-	840	-
Treasury stock purchased (11.4 million shares)	-	-	-	-	-	(415)	(415)
Settlement of forward purchase contracts (12.3 million shares)	-	-	49	(6)	-	(492)	(449)
Business combinations (8.7 million shares)	-	-	(10)	-	-	353	343
Other, net	-	-	16	3	-	1	20

Balance at December 31, 1999	$ 691	$11	$ 5,273	$12,020	$301	$ (222)	$18,074

Net income	-	-	-	3,910	-	-	3,910
Other comprehensive income:
Net unrealized securities losses arising during the period,
net of taxes of $127	-	-	-	-	(119)	-	-
Reclassification adjustment for net gains included in net
income, net of taxes of $99	-	-	-	-	(147)	-	-
Change in translation adjustment, net of taxes of $3	-	-	-	-	5	-	-
Other comprehensive income	-	-	-	-	(261)	-	(261)
Total comprehensive income	-	-	-	-	-	-	3,649
Cash dividends declared on common stock ($1.23 per share)	-	-	-	(1,111)	-	-	(1,111)
Cash dividends declared on preferred stock	-	-	-	(39)	-	-	(39)
Cash dividends declared by pooled company prior to merger	-	-	-	(242)	-	-	(242)
Common stock issued in connection with dividend reinvestment
and employee benefit plans (8.6 million net shares)	-	-	(3)	23	-	242	262
Exercise of common stock warrants (1.2 million shares)	-	-	26	-	-	-	26
Treasury stock purchased (3.9 million shares)	-	-	-	-	-	(104)	(104)
Redemption of preferred stock	(125)	-	-	-	-	-	(125)
Settlement of forward purchase contracts (16.2 million shares)	-	-	-	-	-	(679)	(679)
Settlement of common stock warrants	-	-	(441)	-	-	-	(441)
Business combinations (4.0 million shares)	-	-	(26)	-	-	130	104
Other, net	-	-	(15)	-	-	2	(13)

Balance at December 31, 2000	$ 566	$11	$ 4,814	$14,561	$ 40	$ (631)	$19,361

Net income	-	-	-	931	-	-	931
Other comprehensive income:
Net unrealized securities losses arising during the period,
net of taxes of $56	-	-	-	-	(108)	-	-
Reclassification adjustment for net losses included in net
income, net of taxes of $134	-	-	-	-	208	-	-
Change in translation adjustment, net of taxes of $1	-	-	-	-	(2)	-	-
Change in derivative instruments:
Cumulative effect of adopting SFAS No. 133, net of taxes of $141	-	-	-	-	204	-	-
Changes in fair values of derivatives, net of taxes of $236	-	-	-	-	355	-	-
Net losses reclassified to statement of income, net of taxes of $48	-	-	-	-	77	-	-
Other comprehensive income	-	-	-	-	734	-	734
Total comprehensive income	-	-	-	-	-	-	1,665
Cash dividends declared on common stock ($1.34 per share)	-	-	-	(1,440)	-	-	(1,440)
Cash dividends declared on preferred stock	-	-	-	(27)	-	-	(27)
Common stock issued in connection with dividend reinvestment
and employee benefit plans (11.9 million net shares)	-	-	179	53	-	132	364
Exercise of common stock warrants (3.5 million shares)	-	-	77	-	-	-	77
Redemption and repurchase of preferred stock	(295)	-	-	-	-	-	(295)
Treasury stock purchased (57.1 million shares)	-	-	33	-	-	(2,114)	(2,081)
Retirement of treasury stock	-	-	(1,033)	-	-	1,033	-
Other, net	-	-	(15)	-	-	(1)	(16)

Balance at December 31, 2001	$271	$11	$ 4,055	$14,078	$774	$(1,581)	$17,608

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

Year ended December 31	2001	2000	1999
In millions

Cash Flows from Operating Activities
Net income	$ 931	$ 3,910	$ 2,476
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	509	485	466
Amortization and impairment of mortgage servicing rights	122	386	362
Amortization of other intangible assets	396	390	378
Provision for credit losses	2,330	1,295	1,061
Deferred income tax (benefit)/expense	(820)	592	515
Securities losses/(gains)	275	(13)	(17)
Charge related to Argentine government actions	200	—	—
Gains on branch divestitures	(430)	(843)	—
Gain on sale of investment in NYCE Corporation	(146)	—	—
Write-downs of principal investing investments	1,077	—	—
Loss on sale of mortgage banking business	428	—	—
Merger- and restructuring-related charges	639	89	917
Net (increase)/decrease in mortgages held for sale	(2,894)	(829)	2,942
Decrease/(increase) in trading assets	106	761	(3,492)
(Decrease)/increase in trading liabilities	(402)	(1,267)	1,481
(Increase)/decrease in due from brokers/dealers	(1,971)	20	594
Decrease/(increase) in accrued receivables, net	1,417	(286)	(329)
Increase/(decrease) in due to brokers/dealers	656	(349)	487
(Decrease)/increase in accrued liabilities, net	(1,213)	445	489
Other, net	1,206	(2,531)	(2,118)

Net cash flow provided by operating activities	2,416	2,255	6,212

Cash Flows from Investing Activities
Net (increase)/decrease in federal funds sold and securities purchased under agreements to resell	(4,484)	399	236
Purchases of securities available for sale	(24,045)	(16,204)	(18,530)
Proceeds from sales of securities available for sale	24,224	11,145	9,973
Proceeds from maturities of securities available for sale	7,236	4,224	6,123
Purchases of securities held to maturity	(885)	(649)	(2,967)
Proceeds from maturities of securities held to maturity	899	2,311	3,488
Net cash and cash equivalents (paid for)/received from businesses acquired	(970)	15	(592)
Purchases of credit card loan portfolios	—	—	(151)
Proceeds from sales of loan portfolios by banking subsidiary	3,297	5,890	2,300
Net decrease/(increase) in loans and leases	2,109	(8,013)	(6,339)
Net cash received/(paid) in conjunction with branch divestitures and sales of businesses	6,790	(2,171)	50
Purchase of investment in corporate-owned life insurance	—	(300)	—
Purchases of premises and equipment	(675)	(634)	(889)
Net sales/(purchases) of mortgage servicing rights	10	327	(970)

Net cash flow provided by/(used in) investing activities	13,506	(3,660)	(8,268)

Cash Flows from Financing Activities
Net increase/(decrease) in deposits	1,343	1,985	(2,719)
Net (decrease)/increase in short-term borrowings	(7,753)	419	(138)
Proceeds from issuance of long-term debt	3,511	10,787	8,535
Repayments of long-term debt	(9,673)	(8,372)	(2,051)
Proceeds from issuance of common stock and exercise of warrants	441	288	303
Repurchase of common stock	(2,081)	(104)	(415)
Settlement of forward purchase contracts	—	(679)	(449)
Redemption and repurchase of preferred stock	(295)	(125)	—
Settlement of common stock warrants	—	(441)	—
Cash dividends paid	(1,463)	(1,362)	(1,168)

Net cash flow (used in)/provided by financing activities	(15,970)	2,396	1,898

Effect of foreign currency translation on cash	(69)	(25)	(50)

Net (decrease)/increase in cash and cash equivalents	(117)	966	(208)

Cash and cash equivalents at beginning of year	12,826	11,860	12,068

Cash and cash equivalents at end of year	$ 12,709	$ 12,826	$ 11,860

Supplemental Disclosures
Cash paid for:
Interest	$ 6,438	$ 8,632	$ 7,165
Income taxes, net of refund	1,106	1,805	1,105

Assets acquired and liabilities assumed in business combinations:
Assets acquired, net of cash and cash equivalents received	$ 1,193	$ 460	$ 7,555
Net cash and cash equivalents (paid)/received	(970)	15	(592)
Liabilities assumed	223	371	6,620
Treasury stock issued	—	104	343

Divestitures:
Assets sold	$ 8,410	$ 10,166	—
Net cash received/(paid)	6,790	(2,171)	—
Liabilities sold	1,768	13,180	—

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and financial reporting policies of FleetBoston Financial Corporation (FleetBoston or the Corporation) conform to accounting principles generally accepted in the United States. FleetBoston is a diversified financial services company headquartered in Boston, Massachusetts, and is organized and managed along five principal lines of business, which include Wholesale Banking, Consumer Financial Services, International Banking, Wealth Management and Brokerage and Capital Markets.
     On March 1, 2001, the Corporation acquired Summit Bancorp. (Summit). The acquisition was accounted for as a pooling of interests and, accordingly, the financial information included in the accompanying consolidated financial statements and notes has been restated to present the combined financial condition and results of operations of both companies as if the acquisition had been in effect for all periods presented. Further details pertaining to the acquisition are included in Note 2.
     The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. The following is a summary of FleetBoston’s significant accounting policies.

Basis of Presentation. The consolidated financial statements of FleetBoston include the accounts of FleetBoston and its subsidiaries, including its principal banking subsidiary, Fleet National Bank (FNB). All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents. For purposes of the accompanying consolidated statement of cash flows, cash and cash equivalents are defined to include cash, due from banks and interest-bearing deposits. Foreign currency cash flows are converted to U.S. dollars using average rates for the period.

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
     FleetBoston values trading assets at fair value. Trading securities and derivative financial instruments are valued using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Realized and unrealized gains and losses are recorded in trading profits and commissions, a component of capital markets revenue. Foreign exchange products are valued at prevailing market rates on a present value basis, and the resulting realized and unrealized gains and losses are recorded in foreign exchange revenue, a component of capital markets revenue. Interest on trading assets, including derivative instruments, is included in interest income.

Loans Held for Sale. Mortgages and other loans held for sale, including loans held for sale by accelerated disposition, are recorded at the lower of aggregate cost or fair value. Fair value of mortgages is determined by outstanding commitments from investors or by current investor yield requirements. Fair value for other loans reflects the estimated net realizable value expected to be received when the loans are sold.

Securities Available for Sale and Held to Maturity. This portfolio principally includes debt securities that are purchased in connection with the Corporation’s balance sheet management activities and debt and equity securities purchased by the Principal Investing and capital markets-related businesses. These securities are classified at the time of purchase, based on management’s intentions, as held to maturity or available for sale.
     Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, net of the amortization of any premium and the accretion of any discount. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of the balance sheet management strategy, that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other similar factors. Within the available for sale category, equity securities that have a readily determinable fair value and debt securities are reported at fair value, with unrealized gains and losses recorded, net of tax, as a separate component of stockholders’ equity. Equity securities that do not have a readily determinable fair value are reported at cost. Realized gains and losses, which are computed using the specific identification method, and unrealized losses on individual securities that are deemed to be other than temporary are recorded in securities gains/(losses), a component of capital markets revenue.

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

     Loans and lease financing receivables are placed on nonaccrual status as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Commercial loans and leases on which payments are past due 90 days or more are placed on nonaccrual status, unless they are well-secured and in the process of collection or renewal. Consumer loans are placed on nonaccrual status and losses, if any, are charged off, at no more than 180 days past due. When a loan or lease is placed on nonaccrual status, interest accrued but uncollected is generally reversed against interest income. Cash receipts on nonaccruing commercial loans and leases are generally applied to reduce the unpaid principal balance, and cash receipts on nonaccruing consumer loans are recognized in income on a cash basis.
     Loans and leases are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in management’s opinion, are fully collectible.

Reserve for Credit Losses. The reserve for credit losses is available for future charge-offs of probable losses inherent in the portfolio as of the balance sheet date. Loans and leases, or portions thereof, deemed uncollectible are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions.
     The reserve for credit losses reflects management’s determination of probable losses inherent in the portfolio. The portion of the reserve related to loans that are identified as impaired, which are primarily commercial and commercial real estate loans on nonaccrual status, is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. FleetBoston performs periodic, systematic reviews of its portfolios to identify inherent losses, and to assess the overall probability of collection of these portfolios. These reviews result in the identification and quantification of loss factors, which are used in determining the amount of the reserve for credit losses. In addition, FleetBoston periodically evaluates prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio and other pertinent factors. Portions of the reserve for credit losses are allocated to cover the probable losses inherent in each loan and lease category based on the results of this detailed review process.
     Commercial loans and leases and their related unfunded commitments to lend are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10” (high risk of loss). This process includes the review of loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 to determine the need for a specific loan loss allocation. Additionally, derived or calculated loan loss allocations are provided for credit risk rated loans not specifically allocated. Probable loss factors are provided using actual FleetBoston default and loss history for loans with a credit risk rating of “1” to “7” based on their specific credit risk rating classification. The combination of these analyses is the basis for the determination of the commercial loan and lease portions of the reserve for credit losses.
     Consumer loans, which include credit cards, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Small business loans are analyzed in a similar manner but a risk rating migration analysis, rather than delinquency and one year of forecasted net losses, acts as the base for the reserve. The results of the analyses are reviewed and discussed by FleetBoston’s Loan Loss Reserve Committee, the respective lines of business and the Collections group.
     A “sovereign risk” analysis, which assesses the cross-border risk of credit loss, is performed as part of the Corporation’s review of its international commercial and consumer loan portfolios.
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

Intangible Assets. Intangible assets, other than goodwill, are generally amortized on a straight-line basis over the estimated period benefited. In certain acquisitions, a core deposit intangible asset is recorded and amortized over a period not to exceed ten years. Purchased credit card intangibles are amortized over a period not to exceed six years. FleetBoston reviews its intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recorded.
     On January 1, 2002, FleetBoston adopted Statement of Financial Accounting Standards (SFAS) No. 142. Under the new standard, goodwill, including that acquired before initial application of the standard, will no longer be amortized but will be tested for impairment at least annually, beginning in the year of adoption. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life will not be amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted.

Special Purpose Entities. FleetBoston uses special purpose entities (SPEs), including securitization trusts, commercial paper conduits and asset management vehicles, as a source of funding, to provide liquidity, and to provide financial services to its corporate customers. Assets may be transferred from FleetBoston’s consolidated balance sheet to certain SPEs to meet funding and liquidity needs. Other SPEs acquire assets from third parties on behalf, or at the direction, of the Corporation’s corporate customers. The SPEs obtain funding primarily through the sale of debt securities and commercial paper. The assets and liabilities of these SPEs are not included in the Corporation’s consolidated balance sheet.
     FleetBoston transfers assets from its balance sheet to qualifying SPEs (QSPEs), which are defined by generally accepted accounting principles and are not required to be consolidated by the transferor. In determining whether to consolidate non-qualifying SPEs, the Corporation considers such factors as the amount of third party equity, the retention of risks and rewards, and the extent of control available to third parties.
     FleetBoston uses securitization vehicles as a source of funding and as a liquidity management tool. Financial assets, including commercial loans, credit card receivables and home equity loans, are typically transferred to QSPEs which are legally isolated from the Corporation. FleetBoston’s retained interests in securitized assets, including debt securities, interest-only strips, overcollateralization positions and cash collateral accounts, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Retained interests are subsequently carried at fair value, which is generally estimated based on the present value of expected cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. These interests represent FleetBoston’s maximum risk exposure with respect to securitization vehicles. The investors in the debt securities issued by the QSPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs. Gains on sale and subsequent servicing fees are recorded in noninterest income when earned.
     FleetBoston provides access to liquidity to its corporate customers through asset-backed commercial paper programs. These programs utilize SPEs which, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans secured by the financial assets of customers. The assets of the SPEs are generally of investment grade quality and are typically secured by other financial assets such as leases, trade receivables, or cash held as collateral. The Corporation does not sell its own assets to these SPEs. Commercial paper issued by the SPEs is supported by backup liquidity lines of credit and credit derivative contracts provided by FleetBoston and third parties. Unfunded liquidity lines of credit are not included in the Corporation’s consolidated balance sheet. Such lines are reported as commitments to extend credit, which are disclosed in Note 13. Credit derivative contracts are included in the consolidated balance sheet at fair value, with changes in fair value recorded in noninterest income. Fees received by FleetBoston for structuring transactions for customers and providing administrative services to the programs are recorded in noninterest income when earned.
     FleetBoston receives fees for asset management services provided to other SPEs on behalf of third parties. FleetBoston generally does not sell its own assets to these SPEs, nor does it guarantee the obligations or otherwise provide credit enhancements to them. Management fees are recorded in noninterest income when earned.

Brokerage Fees and Commissions. FleetBoston recognizes commission revenue and brokerage, exchange and clearance fees on a trade date basis.

Underwriting, Advisory and Other Investment Banking Fees. FleetBoston records underwriting fees, net of syndicate expenses, at the time the underwriting is completed and the income is reasonably determinable. Advisory fees are recorded on the offering date. Other investment banking fees are recognized in accordance with the terms of the respective engagement letter, usually when the services have been performed or the transaction has closed.

Income Taxes. FleetBoston records current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is more likely than not that all or a portion of the deferred tax assets will not be realized.

Derivative Instruments. Derivative instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which FleetBoston adopted as of January 1, 2001. Under the new standard, all derivatives are recorded in the consolidated balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a foreign operation; or (5) “held for trading” (“trading” instruments).
     Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies – as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in noninterest income. Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies as – a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in noninterest income. Changes in the fair value of derivatives that are highly effective – and that are designated and qualify as–foreign currency hedges are recorded in either current period noninterest income or other comprehensive income, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments component of other comprehensive income. Lastly, changes in the fair value of derivative trading instruments are reported currently in noninterest income.
     FleetBoston formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. FleetBoston formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.
     Specifically, hedge accounting is discontinued prospectively when: (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; (3) the hedged firm commitment no longer meets the definition of a firm commitment; (4) it is probable that the forecasted transaction will not occur by the end of the specified time period; or (5) management determines that the fair value or cash flow hedge designation is no longer appropriate.
     When it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in noninterest income. The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value. The component of other comprehensive income related to discontinued cash flow hedges is amortized to net interest income over the original term of the hedge contract.
     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in noninterest income. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in noninterest income. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in noninterest income.

Foreign Currency Translation. FleetBoston translates the financial statements of its foreign operations into U.S. dollars. A functional currency is designated for each foreign unit, generally the currency of the primary economic environment in which it operates. Where the functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments and any related hedge gains and losses are recorded, net of tax, as a separate component of stockholders’ equity.
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

     FleetBoston hedges a portion of its exposure to translation gains and losses in overseas branches and foreign subsidiaries through the purchase of foreign exchange rate contracts and through investments in fixed assets and securities.

Earnings Per Common Share. Basic earnings per common share is calculated by dividing net income applicable to common shares (net income less preferred stock dividends declared) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period and the shares representing the dilutive effect of common stock options and warrants outstanding. The effect of common stock options and warrants is excluded from the calculation of diluted earnings per common share in periods in which the effect would be antidilutive.

Note 2. Acquisitions and Divestitures

On November 1, 2001, FleetBoston completed its acquisition of the asset management businesses of Liberty Financial Companies, Inc. for approximately $970 million in cash. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date. In connection with the acquisition, goodwill of $749 million, which included $210 million of exit cost ($48 million) and fair value ($162 million) purchase accounting adjustments, was recorded. For line of business purposes, the goodwill was recorded in the Wealth Management and Brokerage business line. In addition, customer relationship intangibles aggregating $208 million were recorded. All of the goodwill related to this acquisition is deductible for federal income tax purposes.
     In accordance with SFAS No. 142, the goodwill will not be amortized but will be tested for impairment at least annually. The customer relationship intangibles are being amortized on a straight-line basis over ten and twelve years. Pro forma results of operations including the asset management businesses for the years ended December 31, 2001 and 2000 are not presented, since the results would not have been significantly different in relation to the Corporation’s consolidated results of operations. For further discussion of the exit costs, refer to Note 12.
     On March 1, 2001, FleetBoston completed its acquisition of Summit. Under the terms of the merger agreement, approximately 180.5 million shares of the Corporation’s common stock were exchanged for substantially all of the outstanding common shares of Summit, based on an exchange ratio of 1.02 shares of the Corporation’s common stock for each outstanding share of Summit common stock. The acquisition was accounted for as a pooling of interests. Merger and other charges recorded in connection with this acquisition are discussed in Note 12.
     On June 1, 2001, FleetBoston completed the sale of Fleet Mortgage Corporation (FMG), its mortgage banking subsidiary with approximately $8 billion of assets. The sale resulted in an aggregate loss of $428 million ($285 million after-tax).
     On October 27, 2000, the Corporation acquired M.J. Meehan & Co., LLC, a New York Stock Exchange (NYSE) specialist firm. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date.

Note 3. Securities

December 31	2001				2000
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
In millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and government
agencies	$ 4,466	$ 8	$ 22	$ 4,452	$ 1,770	$ 8	$ 9	$ 1,769
Mortgage-backed securities	13,786	326	55	14,057	19,327	204	120	19,411
Foreign debt securities	2,257	34	33	2,258	2,734	37	17	2,754
Other debt securities	2,854	25	30	2,849	2,843	10	21	2,832

Total debt securities	23,363	393	140	23,616	26,674	259	167	26,766

Marketable equity securities	492	22	32	482	1,099	63	90	1,072
Other equity securities	1,951	—	—	1,951	2,067	—	—	2,067

Total securities available for sale	25,806	415	172	26,049	29,840	322	257	29,905

Securities held to maturity:
State and municipal	588	3	—	591	679	6	—	685
U.S. Treasury and government
agencies	24	—	—	24	24	—	—	24
Mortgage-backed securities	—	—	—	—	4,304	7	44	4,267
Foreign debt securities	—	—	—	—	33	—	1	32
Other debt securities	1	—	—	1	19	—	—	19

Total securities held to maturity	613	3	—	616	5,059	13	45	5,027

Total securities	$26,419	$418	$172	$26,665	$34,899	$335	$302	$34,932

The amortized cost of securities available for sale decreased $4 billion to $25.8 billion at December 31, 2001, the result of the sale of $8 billion of low-margin securities following the Summit acquisition and write-downs of certain securities available for sale, most notably securities in the Principal Investing portfolio, to reflect impairment in value that was deemed other than temporary. The $4.5 billion decrease in securities held to maturity from December 31, 2000 resulted from a one-time reclassification of $5 billion of securities held to maturity to securities available for sale in connection with the adoption of SFAS No. 133.
     At December 31, 2001, $12.5 billion of securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, compared with $13.7 billion at December 31, 2000.
     Proceeds from sales of available for sale securities during 2001, 2000, and 1999 were $24 billion, $11 billion and $10 billion, respectively. Gross gains of $280 million and gross losses of $380 million were realized on those sales in 2001, gross gains of $120 million and gross losses of $107million were realized on those sales in 2000, and gross gains of $100 million and gross losses of $29 million were realized on those sales in 1999. In addition, FleetBoston recognized losses of $175 million in 2001 and $54 million in 1999 in connection with write-downs of certain securities available for sale which experienced a decline in value that was deemed other than temporary. The above amounts for each year exclude principal investing revenues, which are included in capital markets revenue.
     The carrying values, by contractual maturity, of debt securities available for sale and securities held to maturity are shown in the following tables. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

December 31, 2001	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
U.S. Treasury and government agencies	$ 46	$4,190	$ 216	$ —	$ 4,452
Mortgage-backed securities	1	289	2,437	11,330	14,057
Foreign debt securities	946	1,229	76	7	2,258
Other debt securities	756	1,371	454	268	2,849

Total debt securities	$1,749	$7,079	$3,183	$11,605	$23,616

Percent of total debt securities	7.41%	29.97%	13.48%	49.14%	100.00%
Weighted average yield(a)	5.76	4.79	5.74	6.36	5.76

Amortized cost	$1,739	$7,082	$3,124	$11,418	$23,363

Maturities of Securities Held to Maturity

December 31, 2001	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
State and municipal	$565	$18	$4	$1	$588
U.S. Treasury and government agencies	3	21	—	—	24
Other debt securities	1	—	—	—	1

Total debt securities	$569	$39	$4	$1	$613

Percent of total debt securities	92.83%	6.36%	.65%	.16%	100.00%
Weighted average yield(a)	3.85	3.34	7.95	7.64	3.85

Market value	$571	$40	$4	$1	$616

(a)A tax-equivalent adjustment has been included in the calculations of the yields to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.

Note 4. Loans and Leases

December 31	2001	2000
In millions

Domestic:
Commercial and industrial	$ 48,486	$ 56,147
Commercial real estate:
Construction	2,717	1,930
Interim/permanent	8,801	9,711
Residential real estate	8,131	11,425
Consumer	24,218	24,898
Lease financing(a)	14,413	13,567

Total domestic loans and leases, net of unearned income	106,766	117,678

International:
Commercial	18,631	14,221
Consumer	2,783	2,935

Total international loans and leases, net of unearned income	21,414	17,156

Total loans and leases, net of unearned income(b)	$128,180	$134,834

(a)FleetBoston’s leases consist principally of full-payout, direct financing leases. FleetBoston’s investment in leveraged leases totaled $3.6 billion for 2001. For federal income tax purposes, FleetBoston has the tax benefit of depreciation on the entire leased unit and interest on the long-term debt. Deferred taxes arising from leveraged leases totaled
   $2.7 billion in 2001. Future minimum lease payments to be received are approximately $3 billion, 2002; $2.3 billion, 2003; $1.6 billion, 2004; $1.1 billion, 2005;
   $.9 billion, 2006; $5.5 billion, 2007 and thereafter.
(b)Net of unearned income of $3.7 billion and $3.1 billion at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, nonperforming assets (NPAs) totaled $1.8 billion and $1.1 billion, respectively, including $1.7 billion of nonperforming loans(NPLs) and $160 million of other NPAs at December 31, 2001, compared with $1.1billion of NPLs and $48 million of other NPAs at December 31, 2000. NPAs as a percentage of related assets were 1.44% and .84% at December 31, 2001 and 2000, respectively.
     For 2001, the gross interest income that would have been recorded if the NPLs had been current in accordance with their original terms, and had been outstanding throughout the period (or since origination if held for part of the period), was $149 million and the actual amount of interest income on those loans included in net income for the period was $31 million. These amounts for 2000 and 1999 were not significant.

Impaired Loans

FleetBoston accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under the standard, once a loan has been identified as impaired, management measures impairment using discounted cash flows, observable market price or, in the case of collateral-dependent loans, the fair value of the collateral. When the recorded investment in an impaired loan exceeds the estimated fair value, such impairment is recognized as a valuation reserve, which is included as part of the overall reserve for credit losses.
     The following table presents the status of impaired loans. Impaired loans, which are included in the NPA amounts disclosed on the preceding page, are primarily commercial and commercial real estate loans on nonaccrual status.

December 31	2001	2000
In millions

Impaired loans with a reserve	$1,132	$722
Impaired loans without a reserve	333	164

Total impaired loans	$1,465	$886

Reserve for impaired loans(a)	$ 474	$268

Average balance of impaired loans during the year ended December 31	$1,186	$861

(a) The reserve for impaired loans is part of the overall reserve for credit losses.

At December 31, 2001, FleetBoston had assets held for sale by accelerated disposition (AHAD) with a net carrying value of $270 million, none of which was accruing interest. At December 31, 2000, the net carrying value of AHAD was $138 million, of which approximately $136 million was not accruing interest. Transfers to this category are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. Such assets are classified as other assets in the consolidated balance sheet.
     In 2000, FleetBoston sold troubled commercial loans with a recorded investment of approximately $940 million, as well as related funding commitments of approximately $150 million, to an SPE established by a third party, and received approximately $665 million in cash and $200 million in a subordinated note. The sale did not result in any significant gain or loss to FleetBoston. As a result of the sale, the reserve for credit losses was reduced by approximately $75 million. FleetBoston does not hold an equity interest in the SPE, nor does it manage the assets in the SPE. In addition, FleetBoston does not guarantee any of the debt securities or equity interests issued by the SPE to third parties. FleetBoston’s exposure is limited to its investment in the subordinated note, which is carried in the consolidated balance sheet at fair value.

Note 5. Reserve for Credit Losses

Year ended December 31	2001	2000	1999
In millions

Balance at beginning of year	$2,709	$2,816	$2,628
Provision charged to income	2,330	1,295	1,061
Loans and leases charged off	(1,620)	(1,514)	(1,342)
Recoveries of loans and leases charged off	228	272	313
Acquisitions/divestitures/other	(13)	(160)	156

Balance at end of year	$3,634	$2,709	$2,816

Note 6. Short-Term Borrowings

Dollars in millions	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings

2001
Balance at December 31	$1,341	$ 7,895	$ 6,221
Highest balance at any month-end	4,513	7,970	20,938
Average balance for the year	2,115	7,056	11,779
Weighted average interest rate as of December 31	1.46%	4.33%	6.62%
Weighted average interest rate paid for the year	4.09	5.00	5.24

2000
Balance at December 31	$5,733	$ 7,222	$10,151
Highest balance at any month-end	5,733	10,586	23,647
Average balance for the year	3,501	7,584	14,711
Weighted average interest rate as of December 31	4.71%	5.81%	7.72%
Weighted average interest rate paid for the year	6.25	5.66	6.36

1999
Balance at December 31	$5,461	$ 6,695	$10,544
Highest balance at any month-end	5,481	14,904	14,285
Average balance for the year	4,559	11,359	10,901
Weighted average interest rate as of December 31	3.38%	3.23%	6.72%
Weighted average interest rate paid for the year	5.12	4.62	6.04

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. The Corporation generally maintains control of the securities in repurchase transactions.

     Other short-term borrowings generally mature within 90 days, although commercial paper may have a term of up to 270 days. Total backup lines of credit available at December 31, 2001 and 2000 were $1 billion, with no amount outstanding at either year-end. These lines of credit were cancelled effective January 15, 2002 by FleetBoston.

Note 7. Long-Term Debt

December 31 Dollars in millions	Maturity Date	2001	2000

Senior notes and debentures:
Parent company:
Floating-rate MTNs	2001-2005	$ 3,455	$ 3,040
Fixed-rate MTNs 6.125%-6.849%	2001-2005	325	340
7.95% notes	2003	20	20
7.25% notes	2005	1,500	1,500
4.875% notes	2006	1,000	—
Other	2013	1	1

Total parent company		6,301	4,901

Affiliates:
FHLB borrowings	2001-2020	2,266	2,640
Floating-rate notes	2001-2039	7,422	13,373
Fixed-rate notes	2001-2012	405	787
Other	2001-2026	114	953

Total affiliates		10,207	17,753

Total senior notes and debentures		16,508	22,654

Subordinated notes and debentures:
Parent company:
9.00%-9.90% subordinated notes	2001	—	325
8.625% subordinated notes	2002	175	175
6.875%-7.20% subordinated notes	2003	400	400
6.625%-8.125% subordinated notes	2004	561	549
6.625% subordinated notes	2005	350	350
7.125% subordinated notes	2006	300	300
8.625% subordinated notes	2007	107	107
6.375%-6.50% subordinated notes	2008	500	500
7.375% subordinated notes	2009	500	500
7.00%-7.75% subordinated MTNs	2012-2013	125	320
6.70%-6.875% subordinated notes	2028	750	750

Total parent company		3,768	4,276

Affiliates:
8.375% subordinated notes	2002	200	200
6.75% subordinated notes	2003	50	50
8.00% subordinated notes	2004	200	200
8.625% subordinated notes	2005	250	250
7.375% subordinated notes	2006	200	200
6.50%-7.00% subordinated notes	2007	400	400
6.375% subordinated notes	2008	750	750
5.75% subordinated notes	2009	400	400

Total affiliates		2,450	2,450

Total subordinated notes and debentures		6,218	6,726

Company-obligated mandatorily redeemable trust securities of capital trusts:
BankBoston Capital Trust I, 8.25%	2026	250	250
Fleet Capital Trust I, 8.00%	2027	84	84
Summit Capital Trust I, 8.40%	2027	150	150
BankBoston Capital Trust II, 7.75%	2026	250	250
Fleet Capital Trust II, 7.92%	2026	250	250
BankBoston Capital Trust III, floating-rate	2027	250	250
Fleet Capital Trust III, 7.05%	2028	120	120
BankBoston Capital Trust IV, floating-rate	2028	250	250
Fleet Capital Trust IV, 7.17%	2028	150	150
Fleet Capital Trust V, floating-rate	2028	250	250
Fleet Capital Trust VI, 8.80%	2030	300	300
Fleet Capital Trust VII, 7.20%	2031	500	—

Total company-obligated mandatorily redeemable trust securities of capital trusts		2,804	2,304

Total long-term debt		$25,530	$31,684

The subordinated notes all provide for single principal payments at maturity, with the exception of $125 million of subordinated medium-term notes (MTNs), which are callable as follows: $75 million currently callable and $50 million in 2002. All of the parent company fixed-rate senior notes pay interest semiannually, provide for single principal payments and are not redeemable prior to maturity. The affiliate senior notes and debentures are not redeemable prior to maturity except for $1.4 billion of FHLB borrowings which are callable at the option of the Federal Home Loan Bank of New York. Of the total callable borrowings, $975 million is currently callable, $335 million is callable in 2002 and $40 million in 2003. Fleet Boston has guaranteed the repayment of $125 million of MTNs, due in 2002 and 2003, issued by a former subsidiary, which it sold in June 2001. Such MTNs are not included in the preceding table.
     During 2001, FleetBoston issued $1.3 billion of senior floating-rate MTNs due 2003 through 2004 and $1 billion of 4.875% senior fixed-rate notes due 2006. The senior floating-rate MTNs pay interest at rates tied to the London Interbank Offered Rate (LIBOR), reset monthly or quarterly. Additionally, the Corporation’s statutory business trust, Fleet Capital Trust VII, issued $500 million of 7.20% fixed-rate trust preferred securities due 2031.
     As part of its interest rate risk management process, FleetBoston uses interest rate swaps to modify the repricing and maturity characteristics of certain long-term debt. These interest rate risk management activities are discussed in greater detail in Note 14.
     The aggregate payments required to retire long-term debt are: $6.6 billion in 2002; $4.6 billion in 2003; $2.7 billion in 2004; $3.1 billion in 2005; $1.5 billion in 2006; $617 million in 2007, $1.4 billion in 2008 and $5 billion thereafter.
     FleetBoston has an effective shelf registration statement filed with the Securities and Exchange Commission (the SEC), providing for the issuance of common and preferred stock or trust preferred securities, senior or subordinated debt securities and other debt securities, with a remaining availability of $3.3 billion at December 31,2001. Additionally, the Corporation and FNB have access to the Euro market under a $3 billion Euro medium-term note program.

Trust Preferred Securities

FleetBoston has twelve statutory business trusts, of which the Corporation owns all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by the Corporation.

     The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of the Corporation, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. See Note 19 for the aggregate amount of subordinated debentures currently outstanding. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust securities. The Corporation fully and unconditionally guarantees each trust’s obligations under the trust securities. Additional information concerning restrictions on the ability of the Corporation to obtain funds from its subsidiary banks is included in Note 10.
     All of the trust preferred securities may be prepaid at the option of the trusts, in whole or in part, on or after their respective prepayment dates. At December 31, 2001, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust preferred securities were 2.62%, 2.62% and 2.895%, respectively.

Note 8. Preferred Stock

The following is a summary of FleetBoston's preferred stock outstanding:

December 31 Dollars in millions, except per share amounts	Stated Value Per Share	2001 Shares Outstanding	2001 Outstanding	2000 Outstanding	Earliest Redemption Date	Redemption Price Per Share	(a)	Interest Per Depositary Share	(c)

7.25% Series V perpetual preferred	$250	—	$ —	$191	4/15/2001	$250		10%
6.75% Series VI perpetual preferred	250	382,450	96	150	4/15/2006	250		20
6.60% Series VII cumulative preferred(b)	250	700,000	175	175	4/01/2006	250		20
6.59% Series VIII noncumulative preferred(c)	250	—	—	50	10/01/2001	250		20

Total preferred stock			$271	$566

(a)Plus accrued but unpaid dividends. (b)After April 1, 2006, the rate will adjust based on a U.S. Treasury security rate. (c)Ownership held in the form of depositary shares.

On April 15, 2001, FleetBoston redeemed all of the 765,010 outstanding shares of its 7.25% Series V perpetual preferred stock at is aggregate liquidation value of $191 million, and on October 1, 2001, redeemed all of the 200,000 outstanding shares of its 6.59% Series VIII non-cumulative preferred stock at its aggregate liquidation value of $50 million. On April 25, 2001 and July 11, 2001, FleetBoston repurchased a total of 217,550 of the 600,000 outstanding shares of its 6.75% Series VI perpetual preferred stock, having an aggregate liquidation value of $54 million.
     Dividends on outstanding preferred stock issues are payable quarterly. All the preferred stock outstanding has preference over the Corporation's common stock with respect to the payment of dividends and distribution of assets in the event of a liquidation or dissolution of the Corporation. Except in certain circumstances, the holders of preferred stock have no voting rights.

Note 9. Common Stock and Earnings Per Common Share

Substantially all FleetBoston's warrants outstanding at December 31, 2000 were exercised in the first quarter of 2001, and the remaining warrants expired unexercised.
     On August 16, 2000, the Corporation's Board of Directors declared a dividend of one preferred share purchase right (a "right") for each outstanding share of the Corporation’s common stock. The dividend was payable on November 22, 2000 to the stockholders of record on November 21, 2000. Under certain conditions, a right may be exercised to purchase one ten-thousandth of a share of the Corporation's cumulative participating junior preferred stock at an exercise price of $175, subject to certain adjustments. In general, the rights would become exercisable if a party acquires 10% or more (in the case of certain qualified investors, 15% or more) of the issued and outstanding shares of the Corporation's common stock, or after the commencement of a tender or exchange offer for 10% or more of the issued and outstanding shares. When exercisable under certain conditions, each right would entitle the holder to receive upon exercise of a right that number of shares o f the Corporation's common stock (or, in certain cases, the common stock of an acquiring company) having a market value of two times the exercise price of the right. The rights will expire in 2010 and may be redeemed in whole, but not in part, at a price of $.005 per share at any time prior to expiration or the acquisition of 10% of the Corporation's common stock. The rights replaced similar rights issued by the Corporation in 1990, which expired on November 21, 2000.
     On September 16, 2001, FleetBoston announced that its Board of Directors authorized the repurchase of up to $4 billion of its outstanding common stock prior to December 31, 2002. Approximately 43 million shares were purchased under this authorization in 2001, at an aggregate cost of approximately $1.5 billion, and as of December 31, 2001, $2.5 billion remained under this authorization.

     The following table presents a calculation of earnings per common share as of December 31, 2001, 2000 and 1999:

Year ended December 31		2001		2000		1999

Dollars in millions, except share and per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Average shares outstanding	1,074,203,742	1,074,203,742	1,081,376,752	1,081,376,752	1,095,740,320	1,095,740,320
Additional shares due to: Stock options	-	9,334,970	-	8,774,076	-	13,309,856
Warrants	-	137,353	-	8,589,274	-	12,437,929

Total equivalent shares	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102	1,095,740,320	1,121,488,105

Earnings per share:
Net income	$931	$931	$3,910	$3,910	$2,476	$2,476
Less preferred stock dividends and other	(27)	(27)	(39)	(39)	(56)	(56)

Net income available to common stockholders	$904	$904	$3,871	$3,871	$2,420	$2,420

Total equivalent shares	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102	1,095,740,320	1,121,488,105

Earnings per share	$.84	$.83	$ 3.58	$ 3.52	$ 2.21	$ 2.16

Options to purchase 15,788,855 shares of common stock at exercise prices between $38.22 and $50.64; 37,350,044 shares of common stock at exercise prices between $35.63 and $50.65; and 20,472,120 shares of common stock at exercise prices between $36.66 and $52.48 which were outstanding at December 31, 2001, 2000, and 1999, respectively, were not included in the calculation of diluted earnings per common share because the impact of such options was antidilutive.

Note 10. Regulatory Matters

Restrictions on Cash and Due from Banks. FleetBoston’s banking subsidiaries are subject to requirements of the Board of Governors of the Federal Reserve Board (the Federal Reserve) to maintain certain reserve balances. These reserve balances were $1.8 billion at December 31, 2001 and 2000.

Transaction and Dividend Restrictions. FleetBoston’s banking subsidiaries are subject to restrictions under federal law that limit the transfer of funds by the subsidiary banks to FleetBoston and its non-banking subsidiaries. Such transfers by any subsidiary bank to the Corporation or any non-banking subsidiary are limited in amount to 10% of such bank’s capital and surplus.
     Various federal and state banking statutes limit the amount of dividends the subsidiary banks can pay to the Corporation without regulatory approval. These regulations require the approval of bank regulatory authorities if dividends declared by banking subsidiaries exceed certain prescribed limits. Any dividend declaration by FleetBoston or any of its subsidiaries must consider additional factors such as the amount of current period net income, liquidity, asset quality profile, capital adequacy and economic conditions. Also, bank regulatory authorities have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Under the foregoing, except for certain loans and advances that are subject to specific collateral requirements, substantially all of FleetBoston’s investments in banking subsidiaries are restricted from transfer to the parent company without regulatory approval.

Regulatory Capital. As a bank holding company, FleetBoston is subject to regulation by the Federal Reserve, the Office of the Comptroller of the Currency (the OCC) and the Federal Deposit Insurance Corporation (the FDIC), as well as state regulators. Under the regulatory capital adequacy guidelines and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), FleetBoston and its banking subsidiaries must meet specific capital requirements. These requirements are expressed in terms of the following ratios: (1) Risk-based Total Capital (Total Capital/risk-weighted on- and off-balance sheet assets); (2) Risk-based Tier 1 Capital (Tier 1 Capital/risk-weighted on- and off-balance sheet assets); and (3) Leverage (Tier 1 Capital/adjusted average quarterly assets). To meet all minimum regulatory capital requirements, FleetBoston and its banking subsidiaries must maintain a Risk-based Total Capital ratio of at least 8%, a Risk-based Tier 1 Capital ratio of at least 4%, and a Tier 1 Leverage ratio of at least 3%. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on FleetBoston’s financial statements. To be categorized as well capitalized under the prompt corrective action provisions of FDICIA, FleetBoston and its banking subsidiaries must maintain a Risk-based Total Capital ratio of at least 10%, a Risk-based Tier 1 Capital ratio of at least 6%, and a Tier 1 Leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with any of its regulators.

     The following table presents capital and capital ratio information for FleetBoston as of December 31, 2001 and 2000:

Regulatory Capital Ratios

December 31 Dollars in millions	2001		2000

Actual:
Tier 1 risk-based capital	$14,864	7.37%	$17,169	8.08%
Total risk-based capital	22,081	10.95	25,221	11.87
Leverage	14,864	7.50	17,169	8.01
Minimum regulatory capital standards:
Tier 1 risk-based capital	8,064	4.00	8,498	4.00
Total risked-based capital	16,127	8.00	16,995	8.00
Leverage	5,942	3.00	6,430	3.00

As of December 31, 2001, each of FleetBoston’s banking subsidiaries satisfied the requirements of the well capitalized category under the regulatory framework established by FDICIA. There are no conditions or events since that date that management believes have changed the capital category of these subsidiaries. The capital categories of each of FleetBoston’s bank subsidiaries are determined solely for purposes of applying FDICIA’s provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of FleetBoston’s banking subsidiaries.
     As registered broker/dealers and member firms of the NYSE, certain subsidiaries of FleetBoston are subject to rules of both the SEC and the NYSE. These rules require these subsidiaries to maintain minimum levels of net capital, as defined, and may restrict them from expanding their business and declaring dividends if their net capital falls below specified levels. At December 31, 2001, these subsidiaries had aggregate net capital of approximately $1,318 million, which exceeded aggregate minimum net capital requirements by approximately $1,268 million.

Note 11. Employee Benefits

Stock Incentive Plans

Stock Options

FleetBoston maintains stock incentive plans for certain employees and for non-employee directors. The plans provide for the grant of stock options, restricted stock, stock appreciation rights and other stock awards.
     Options to purchase common stock are granted at fair value on the grant date, generally vest over one- to five-year periods and expire at the end of six to ten years. Shares reserved for future issuance in connection with FleetBoston’s stock plans, stock options and outstanding rights totaled 130 million at December 31, 2001.

Stock Options

December 31	2001		2000		1999

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	99,788,549	$31.97	87,182,518	$30.93	72,139,118	$28.71
Granted	21,350,337	34.26	23,958,628	33.08	25,312,552	35.57
Exercised	(12,049,061)	25.65	(8,367,424)	22.69	(6,884,428)	23.56
Forfeited	(3,628,440)	36.56	(2,985,173)	37.34	(3,384,724)	34.41

Outstanding at end of year	105,461,385	$32.96	99,788,549	$31.97	87,182,518	$30.93

Options exercisable at year-end	67,165,949	$31.99	67,313,152	$30.18	58,343,879	$28.18

Stock Options Outstanding and Exercisable

December 31, 2001	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 3 - $20	7,772,183	2.8 years	$17.61	7,772,183	$17.61
$21 - $30	23,862,628	6.2 years	28.52	23,366,128	28.56
$31 - $34	38,075,886	8.6 years	33.69	10,193,998	33.78
$35 - $38	21,426,391	7.7 years	36.96	14,108,147	36.99
$39 - $53	14,324,297	6.5 years	40.77	11,725,493	40.79

	105,461,385	7.2 years	$32.96	67,165,949	$31.99

Restricted Stock Awards

FleetBoston maintains stock plans under which key employees are awarded shares of the Corporation’s common stock, subject to certain vesting requirements.
     Under the terms of FleetBoston’s restricted stock awards, employees are generally required to continue employment with the Corporation for a stated period after the award in order to become fully vested in the shares awarded. For certain restricted stock awards, vesting is contingent upon, or will be accelerated if, certain pre-established performance goals are attained. The performance periods generally range from two to five years. During 2001, 2000, and 1999, grants of 835,389 shares, 1,688,861 shares, and 3,835,879 shares, respectively, of restricted stock were made. As of December 31, 2001, 2000, and 1999, unvested outstanding restricted shares totaled 2,939,710, 3,732,729, and 3,750,303, respectively, with average grant prices of $37.14, $36.06, and $37.41, respectively. Compensation expense recognized for restricted stock during 2001, 2000, and 1999 was $35 million, $73 million and $73 million, respectively. The 2001 expense was lower than 2000 due to the impact of a lower share price on performance-based restricted stock and due to the absence of a $21 million charge recorded in 2000 related to accelerated vesting of Summit restricted stock in connection with the approval of the Summit merger by the Summit Board of Directors.
     A plan was established in 2001 to grant restricted share units of Robertson Stephens common stock to certain Robertson Stephens employees, subject to vesting over three to five years. Share units representing up to

30% of the authorized common shares of Robertson Stephens may be granted to employees. During 2001, 22 million share units were granted, with 21 million remaining outstanding and unvested as of December 31, 2001. The average grant price was valued at $7.00 per share, and expense of $16 million was recognized in 2001.

Pro Forma Fair Value Information

FleetBoston adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. As permitted by that standard, FleetBoston elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Had compensation expense for FleetBoston’s stock options and awards been determined in accordance with the fair value accounting provisions of SFAS No. 123, FleetBoston’s net income and diluted earnings per share would have been as follows:

Year ended December 31		2001	2000	1999

Net income (in millions)	As reported	$931	$3,910	$2,476
	Pro forma	837	3,835	2,356

Diluted earnings	As reported	$.83	$ 3.52	$ 2.16
per share	Pro forma	.75	3.45	2.06

Solely for purposes of providing the disclosures required by SFAS No. 123, the fair value of each stock option and stock award was estimated on the date of grant using the BlackScholes option-pricing model, with the following weighted average assumptions:

Year ended December 31	2001	2000	1999

Dividend yield	3.8%	3.1%	3.0%
Volatility	35	33	27
Risk-free interest rate	4	6	6
Expected option life	5 years	5 years	5 years

The estimated weighted average grant date fair values per share of stock options granted and restricted stock granted were as follows:

Year ended December 31	2001	2000	1999

Stock options	$ 8.71	$ 9.30	$ 8.70
Restricted stock	38.87	32.12	31.49

Pension and Postretirement Benefit Plans

FleetBoston maintains qualified noncontributory, defined benefit pension plans covering substantially all domestic employees, as well as nonqualified noncontributory defined benefit plans for certain executives. The qualified plans are funded in compliance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended.
    FleetBoston also provides certain postretirement health and life insurance benefits for eligible retired domestic employees. Postretirement benefits are accrued over the service lives of the employees.
    The following tables summarize benefit obligation, asset activity, funded status and expense for the plans:

	Pension Benefits		Other Postretirement Benefits

December 31	2001	2000	2001	2000
In millions

Change in benefit obligation
Benefit obligation at beginning of year	$1,991	$1,864	$ 198	$ 197
Service cost	83	82	1	—
Interest cost	144	145	15	15
Participant contributions	—	—	11	6
Curtailment gain	(23)	(20)	(13)	—
Settlement loss/(gain)	13	(2)	—	—
Special termination benefits	7	—	2	—
Plan amendments	(14)	25	(5)	—
Benefits paid	(200)	(209)	(33)	(29)
Actuarial loss	151	106	17	9

Benefit obligation at end of year	$2,152	$1,991	$ 193	$ 198

Change in plan assets
Fair value of plan assets at beginning of year	$2,576	$2,736	$ 43	$ 42
Actual return on plan assets	(107)	20	(1)	2
Employer contributions	35	29	22	22
Participant contributions	—	—	11	6
Benefits paid	(200)	(209)	(33)	(29)

Fair value of plan assets at end of year	$2,304	$2,576	$ 42	$ 43

Reconciliation of funded status
Plan assets in excess of benefit obligation	$ 152	$ 585	$(151)	$(155)
Unrecognized actuarial loss/(gain)	309	(181)	(16)	(39)
Unrecognized transition (asset)/obligation	(1)	(1)	46	61
Unrecognized prior service cost	7	28	(6)	—

Net amount recognized	$ 467	$ 431	$(127)	$(133)

Prepaid pension cost	$ 649	$ 584	$ —	$ —
Accrued benefit liability, net	(182)	(153)	(127)	(133)

Net amount recognized	$ 467	$ 431	$(127)	$(133)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $315 million, $257 million, and $2 million, respectively, as of December 31, 2001 and $279 million, $212 million, and $3 million, respectively, as of December 31, 2000.

Pension and Postretirement Benefit Expense

	Pension Benefits			Other Postretirement Benefits

Year ended December 31	2001	2000	1999	2001	2000	1999
Dollars in millions

Components of net periodic benefit (income)/expense
Service cost	$ 83	$ 82	$ 93	$ 1	$—	$ 3
Interest cost	144	145	135	15	15	15
Expected return on plan assets	(248)	(232)	(199)	(4)	(3)	(3)
Net amortization and recognized actuarial loss/(gain)	6	(3)	8	4	—	7

Net periodic benefit (income)/expense	$ (15)	$ (8)	$ 37	$16	$12	$22

Assumptions as of December 31
Discount rate	7.00%	7.50%	7.91%	7.00%	7.50%	7.93%
Expected rate of return on plan assets	10.00	10.00	9.93	10.00	10.00	10.00
Rate of compensation increase	5.00	5.00	5.05
Healthcare cost trend rate				10.00	8.00	8.71

The healthcare cost trend rate is projected to decrease gradually over the next several years to approximately 5%, and remain level thereafter. A 1% increase or decrease in the healthcare cost trend rate assumption does not have a significant effect on postretirement benefit obligation or expense.
     Staffing reductions and lump sum benefit payments made during 2001 resulted in net pension and postretirement curtailment, settlement and net special termination benefit losses of approximately $14 million. This loss, which was recorded in 2001, is excluded from the pension and postretirement benefit expense table presented above.
     FleetBoston maintains defined contribution savings plans covering substantially all domestic employees. FleetBoston’s expense for these plans was $81 million, $92 million, and $84 million for 2001, 2000 and 1999, respectively.

Note 12. Merger- and Restructuring-Related Charges

During 2001, FleetBoston recorded net merger- and restructuring-related charges of $639 million in connection with acquisitions and business unit restructurings. Of the $639 million, $467 million related to Summit, $179 million related to business unit restructurings and $15 million was recorded in connection with the Liberty Asset Management businesses acquisition. Partially offsetting these charges were $8 million and $14 million of reversals of original Summit and BankBoston charges, respectively, mainly severance and facilities accruals which will not be fully utilized.
     The net $459 million Summit charge was composed of $73 million of merger-related charges, $314 million of restructuring-related charges, and $72 million of accelerated depreciation of assets to be disposed of at a later date, which resulted from revisions to the estimated useful lives of assets currently in use that will be disposed when the Summit integration is completed.
     In addition to the merger- and restructuring-related charges, FleetBoston incurred $142 million of Summit merger integration costs in 2001. These integration costs, which are expensed as incurred and included in the statement of income by expense type, include the costs of converting duplicate computer systems, training and relocation of employees and departments, consolidation of facilities and customer communications.
     In addition to the previously mentioned $15 million restructuring charge related to the acquisition of Liberty Asset Management, $48 million of exit costs were recorded as goodwill. Additional information concerning this aggregate accrual of $63 million is included in the Liberty Asset Management Businesses section of this note.

Restructuring Accruals

Summit
     Of the $314 million net restructuring-related accrual, $150 million related to personnel, $96 million related to asset write-downs and contract cancellations, $52 million related to facilities and $16 million related to other restructuring expenses.
     Personnel-related costs of $150 million included severance, to be paid in a lump sum or over a defined period, benefit program changes and outplacement services for approximately 2,700 positions identified during the first quarter of 2001 for elimination in connection with restructuring, principally as a result of the elimination of duplicate functions within the combined company. During 2001, approximately $113 million of personnel-related benefits were paid and substantially all 2,700 employees were terminated and left the Corporation.
     Asset write-downs and contract cancellation costs of $96 million related to costs to dispose of duplicate or obsolete equipment and computer software, and penalties incurred to cancel leases and other contracts. During 2001, $30 million of costs were paid and $53 million of write-downs were recorded.
     Facilities-related charges of $52 million represented minimum lease payments related to duplicate branch and other facilities. During 2001, $7 million of facilities-related charges were paid. Other costs of $16 million included expenses and various other costs incurred to merge the two companies. During 2001, $9 million of other costs were paid.

Business Unit Restructurings
     Of the $179 million restructuring-related charge, $132 million related to severance, to be paid in a lump sum or over a defined period, benefit program changes and outplacement services for approximately 750 positions identified in the first quarter of 2001 and 1,000 positions identified during the fourth quarter of 2001 for elimination in connection with the restructuring, $40 million related to future lease obligations and write-downs of capitalized assets at various businesses, and $7 million of other restructuring expenses. During 2001, approximately 1,060 employees were terminated and left the Corporation, and $60 million of related benefits were paid. In addition, $6 million of write-downs were recorded and $2 million of other costs were paid.

Liberty Asset Management Businesses
     The aggregate restructuring accrual of $63 million resulted from a restructuring plan that management committed to and communicated to employees in the fourth quarter of 2001 in connection with its integration of the acquired businesses. Of the $63 million accrual, $47 million related to personnel, $6 million related to asset write-downs and contract cancellations and $10 million related to facilities.
     Personnel-related costs of $47 million included severance and outplacement services, to be paid in a lump sum or over a defined period, primarily associated with the elimination of duplicate functions of the combined company. These costs reflect the identification of approximately 430 positions to be eliminated in connection with the restructuring. Substantially all of the positions to be eliminated are in the Wealth Management and Brokerage business line. During the fourth quarter of 2001, approximately 50 employees were terminated and left the Corporation, and approximately $1 million of personnel-related benefits were paid.
     Asset write-downs and contract cancellation costs of $6 million related to costs to dispose of duplicate or obsolete equipment and computer software, and penalties incurred to cancel leases and other contracts.
     Facilities charges of $10 million represented minimum lease payments related to duplicate facilities, and write-offs of leasehold improvements.
     The following table discloses activity in the restructuring-related accrual during the year ended December 31, 2001.

Restructuring Accrual Activity

In millions	Summit	Business Unit Restructurings	Liberty	BankBoston

Balance at December 31, 2000	$ —	$ —	$—	$146
Restructuring accruals	322	179	63	—
Restructuring reversals	(8)	—	—	(14)
Cash payments	(159)	(62)	(1)	(118)
Noncash write-downs	(53)	(6)	—	—

Balance at December 31, 2001	$102	$111	$62	$ 14

The $118 million of cash payments included in the above table related to the BankBoston merger consisted of $102 million of personnel benefits, $15 million in facilities charges, and $1 million of other restructuring expenses. The remaining accrual at December 31, 2001 is composed primarily of expected cash outlays related to severance and facilities obligations.

Note 13. Commitments and Contingencies

FleetBoston has obligations under a number of noncancelable operating leases for premises and equipment. The minimum annual rental commitments under these leases at December 31, 2001, exclusive of taxes and other charges, were as follows: $308 million in 2002; $269 million in 2003; $229 million in 2004; $193 million in 2005; $162 million in 2006; $464 million in 2007 and thereafter. Total rental expense for 2001, 2000 and 1999, including cancelable and noncancelable leases, amounted to $321 million, $360 million and $353 million, respectively.
     Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.
     The following table presents the Corporation’s commitments at December 31, 2001. These commitments are not included in the Corporation’s consolidated balance sheet.

Commitments

	Contractual Amount
December 31	2001	2000
In millions

Commitments to extend credit:
Commercial, including backup liquidity lines	$78,242	$77,821
Credit card	58,232	51,118
Other consumer	9,586	11,017
Letters of credit, financial guarantees and foreign office guarantees (net of participations)	13,333	12,950
Securities lent under stock borrow, customer and non-customer agreements	5,277	5,367
Other commercial commitments	2,011	2,024
Commitments to sell loans	—	3,860

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon. In connection with asset-backed commercial paper programs that utilize SPEs, FleetBoston has unfunded commitments to provide liquidity to the SPEs in the event funding cannot be readily accessed in the commercial paper market. These liquidity commitments totaled approximately $4.8 billion at December 31, 2001, and no amounts were outstanding under such facilities.
     Letters of credit and financial guarantees are agreements whereby the Corporation guarantees the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that in other lending activities.
     The Corporation receives collateral under stock borrow, customer and non-customer agreements which it has the ability to sell or repledge. As of December 31, 2001, FleetBoston had received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of $7.5 billion, which it can sell or repledge. Of this amount, $5.3 billion, reflected in the preceding table, had been pledged or sold as of December 31, 2001, in connection with securities lent, bank borrowings and deposits with clearing organizations. As of December 31, 2000, such amounts were $8.3 billion and $5.4 billion, respectively.
     Other commercial commitments represent unfunded commitments of the Corporation’s Principal Investing business. Such commitments relate to fund investments and are drawn down periodically throughout the life of the fund.
     FleetBoston and its subsidiaries are involved in various legal proceedings arising out of, and incidental to, their respective businesses. Management of the Corporation, based on its review with counsel of the development of these matters to date, considers that the aggregate loss resulting from the final outcome, if any, of these proceedings should not be material to the Corporation’s financial condition or results of operations.

Note 14. Derivative Instruments and Hedging Activities

FleetBoston adopted SFAS No. 133 as of January 1, 2001. The transition adjustments related to adoption of the standard resulted in an after-tax increase to other comprehensive income, a component of stockholders’ equity, of approximately $200 million, and an increase of approximately $14 million to other noninterest income ($8 million after-tax). Concurrent with adoption of the standard, and as permitted by its provisions, approximately $5 billion of securities held to maturity were reclassified as securities available for sale. As a result, these securities are eligible as hedged items in fair value and cash flow hedge transactions. This reclassification resulted in an after-tax loss of approximately $160 million, which was initially recorded in other comprehensive income. Significant accounting policies related to derivative instruments are described in Note 1, and other disclosures required by the standard are included in this note.
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

Balance Sheet Management Activities

In connection with balance sheet management activities, non-trading derivative financial instruments are used to manage market risk.
     Interest rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is by far the most significant non-trading market risk to which U.S. dollar denominated positions are exposed. The Corporation controls interest rate risk by identifying, quantifying and hedging its exposures, using fixed-rate portfolio securities and a variety of derivative instruments, most frequently interest rate swaps and options (e.g., interest rate caps and floors). When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.
     FleetBoston’s non-U.S. dollar denominated assets and liabilities are primarily exposed to foreign exchange rate risk. The majority of this exposure stems from operations in Latin America, primarily Argentina and Brazil, and is managed through the use of foreign currency spot, forward, futures, option and swap contracts.

     Fair Value Hedges. Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the overall interest rate risk management process and to reduce the price risk resulting from the origination and sale of mortgage loans, and to reduce foreign currency risk related to foreign currency denominated assets.
     For the year ended December 31, 2001, FleetBoston recognized a net pre-tax loss of approximately $131 million, which represented the ineffective portion of all fair value hedges, substantially related to hedges of mortgage servicing rights, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The component of fair value excluded from the assessment of fair value hedge effectiveness was a loss of approximately $18 million. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

     Cash Flow Hedges. Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans, and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.
     For the year ended December 31, 2001, FleetBoston recognized a net pre-tax gain of approximately $.7 million, which represented the total ineffectiveness of all cash flow hedges.
     Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2001, approximately $389 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

     Hedges of Net Investments in Foreign Operations. Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the year ended December 31, 2001, net after-tax losses related to these derivatives, recorded in cumulative translation adjustments, a component of other comprehensive income, were approximately $1.3 million.

Trading Activities

Trading activities create exposure to price risk, or the risk of loss of income arising from adverse changes in the value of financial instrument trading portfolios. This exposure arises in the normal course of FleetBoston’s business as a financial intermediary. FleetBoston enters into interest rate, foreign exchange, precious metals and credit derivative contracts, primarily to satisfy the investment and risk management needs of its customers. Credit derivative contracts are also provided to support commercial paper outstandings and funding commitments of SPEs in connection with asset-backed commercial paper programs. Equity derivative contracts result mainly from market-making and underwriting activities.
     The Corporation’s price risk management process includes trading derivatives activities. This process identifies, measures, monitors and controls the effects of changes in interest rates, foreign exchange rates and equity prices on results of operations and financial condition.

Credit Risk

The use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage its level of credit exposure, FleetBoston deals only with counterparties of good credit standing, establishes counterparty credit limits, in certain cases has the ability to require securities collateral, and enters into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments, which are not significant, are included in other liabilities in the consolidated balance sheet.
     Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $696 million at December 31, 2001, versus $720 million at December 31, 2000. Foreign exchange derivative instruments had credit exposure of $52 million at December 31, 2001, versus $132 million at December 31, 2000. Trading derivatives had credit exposure of $3.6 billion at December 31, 2001, versus $2.8 billion at December 31, 2000.

Note 15. Income Taxes

The components of income before income taxes and income tax expense are summarized below:

Income Before Income Taxes

Year ended December 31	2001	2000	1999
In millions

Income/(loss) before income taxes:
Domestic	$1,724	$5,703	$3,490
Foreign	(230)	758	585

Total income before income taxes	$1,494	$6,461	$4,075

Income Tax Expense

Year ended December 31	2001	2000	1999
In millions

Current income taxes:
Federal	$1,021	$1,448	$ 697
Foreign:
Based on income	164	155	197
Withheld on interest
and dividends	84	73	73
State and local	114	283	117

Total current income taxes	$1,383	$1,959	$1,084

Deferred income tax/(benefit):
Federal	$ (813)	$ 492	$ 414
State and local	(7)	100	101

Total deferred income tax/(benefit)	$ (820)	$ 592	$ 515

Total income tax expense:
Federal	$ 208	$1,940	$1,111
Foreign	248	228	270
State and local	107	383	218

Applicable income taxes	$ 563	$2,551	$1,599

Income tax expense for the years ended December 31, 2001, 2000 and 1999 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the statutory and effective tax rates follows:

Statutory Rate Analysis

Year ended December 31	2001	2000	1999

Tax at statutory rate	35.0%	35.0%	35.0%
Increases/(decreases) in taxes resulting from:
State and local income taxes,
net of federal income tax
benefit	4.7	3.8	3.5
Goodwill amortization	4.7	1.9	1.5
Tax-exempt income	(1.8)	(.5)	(.8)
Low income housing tax credit	(4.2)	(.7)	(.8)
Other, net	(.7)	—	.8

Effective tax rate	37.7%	39.5%	39.2%

Significant components of the Corporation’s net deferred tax liability as of December 31, 2001 and 2000 are presented in the following table:

Net Deferred Tax Liability

December 31 In millions	2001	2000

Deferred tax assets:
Reserve for credit losses	$1,202	$ 827
Expenses not currently deductible	534	613
Employee benefits	198	178
Net unrealized gain on securities available for sale	388	—
Other	547	525

Total gross deferred tax assets	2,869	2,143
Less: valuation allowance	40	36

Total deferred tax assets	$2,829	$2,107

Deferred tax liabilities:
Lease financing	$3,095	$2,669
Mortgage banking	—	497
Net unrealized gain on securities available for sale	—	71
Net unrealized gain on hedge derivative instruments	425	—
Other	823	503

Total gross deferred tax liabilities	$4,343	$3,740

Net deferred tax liability	$1,514	$1,633

FleetBoston has evaluated the available evidence supporting the future realization of its gross deferred tax assets of $2.9 billion at December 31, 2001, including the amount and timing of future taxable income, and has determined that it is more likely than not that the assets will be realized. Given the nature of state tax laws, the Corporation believes that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. The Corporation recorded cumulative state tax benefits, net of federal taxes, of $28 million and $104 million as of December 31, 2001 and 2000, respectively. State valuation reserves of $40 million and $36 million have been established at December 31, 2001 and 2000, respectively.

Note 16. Line of Business Information

FleetBoston is organized via a customer-focused organizational structure that includes five principal lines of business: Wholesale Banking, Consumer Financial Services, International Banking, Wealth Management and Brokerage, and Capital Markets. Wholesale Banking includes commercial finance, corporate banking, commercial banking and small business. Consumer Financial Services includes the retail distribution group, consumer lending and the credit card unit. Wealth Management and Brokerage includes wealth management and Quick & Reilly. The International Banking unit includes the Corporation’s international operations, the largest of which are in Brazil and Argentina. Capital Markets includes Fleet Specialist, Robertson Stephens and Principal Investing. All Other includes transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity allocations, combined with transfer pricing offsets. The business activities of the Corporation’s Treasury unit are also included in All Other. The Treasury unit is responsible for managing the Corporation’s securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs. The financial performance of the Corporation’s lines of business is monitored by an internal profitability measurement system. Periodic financial statements are produced and reviewed by senior management. Within business units, assets, liabilities and equity are match-funded utilizing similar maturity, liquidity and repricing information. Additionally, equity, provision for credit losses and reserve for credit losses are assigned on an economic basis. FleetBoston has developed a risk-adjusted methodology that quantifies risk types (e.g., credit and operating risk) within business units and assigns capital accordingly. Provisions and reserves for credit losses are allocated to each business line based on economic modeling of long-term expected loss rates. Management reporting methodologies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. These methodologies are periodically refined and results are restated to reflect methodological and/or management organizational changes.
     The following table presents financial information for FleetBoston’s lines of business for 2001, 2000 and 1999, on a fully taxable equivalent basis. Consolidated net interest income and income taxes include tax-equivalent adjustments of $57 million, $70 million, and $68 million for 2001, 2000 and 1999, respectively. Information for 2000 and 1999 is presented on a basis consistent with 2001, and, as such, has been restated for changes in FleetBoston’s organizational structure and internal management reporting methodologies implemented during 2001, as well as the Summit acquisition.

Lines of Business

Year ended December 31, 2001 In millions	Wholesale Banking	Consumer Financial Services	Wealth Management and Brokerage	International Banking	Capital Markets	All Other (a)	FleetBoston Financial Corporation

Income Statement Data:
Net interest income	$ 3,248	$ 3,394	$ 273	$ 1,207	$ (88)	$ (580)	$ 7,454
Noninterest income	1,441	1,561	1,308	279	(167)	918	5,340

Total revenue	4,689	4,955	1,581	1,486	(255)	338	12,794
Provision for credit losses	652	934	34	865	—	(155)	2,330
Noninterest expense	1,930	2,610	1,286	998	780	1,309	8,913
Income taxes	865	545	112	(163)	(393)	(346)	620

Net income	$ 1,242	$ 866	$ 149	$ (214)	$ (642)	$ (470)	$ 931

Balance Sheet Data:
Average total assets	$ 94,075	$35,911	$13,103	$26,888	$ 8,178	$30,727	$208,882

Other Financial Data (pre-tax):
Depreciation and amortization	$ 117	$ 347	$ 63	$ 88	$ 78	$ 334	$ 1,027
Merger- and restructuring-related charges	—	—	—	—	—	639	639
Gains on branch divestitures	—	77	—	—	—	353	430

Year ended December 31, 2000 In millions

Income Statement Data:
Net interest income	$ 3,556	$ 3,762	$ 369	$ 1,082	$ 19	$ (813)	$ 7,975
Noninterest income	1,529	1,367	1,597	674	2,603	1,691	9,461

Total revenue	5,085	5,129	1,966	1,756	2,622	878	17,436
Provision for credit losses	540	908	17	135	—	(305)	1,295
Noninterest expense	2,220	2,884	1,343	1,053	1,451	659	9,610
Income taxes	961	534	247	215	471	193	2,621

Net income	$ 1,364	$ 803	$ 359	$ 353	$ 700	$ 331	$ 3,910

Balance Sheet Data:
Average total assets	$106,723	$36,428	$14,501	$23,327	$10,139	$32,769	$223,887

Other Financial Data (pre-tax):
Depreciation and amortization	$ 113	$ 367	$ 50	$ 79	$ 52	$ 600	$ 1,261
Merger- and restructuring-related charges	—	—	—	—	—	89	89
Gains on branch divestitures	—	—	—	—	—	843	843

Year ended December 31, 1999 In millions

Income Statement Data:
Net interest income	$ 3,600	$ 3,893	$ 307	$ 974	$ (15)	$ (668)	$ 8,091
Noninterest income	1,313	1,359	1,378	693	1,642	981	7,366

Total revenue	4,913	5,252	1,685	1,667	1,627	313	15,457
Provision for credit losses	504	1,039	12	142	—	(636)	1,061
Noninterest expense	2,348	3,015	1,169	1,058	972	1,691	10,253
Income taxes	834	496	206	178	274	(321)	1,667

Net income	$ 1,227	$ 702	$ 298	$ 289	$ 381	$ (421)	$ 2,476

Balance Sheet Data:
Average total assets	$108,829	$35,982	$12,033	$20,438	$ 5,913	$40,037	$223,232

Other Financial Data (pre-tax):
Depreciation and amortization	$ 103	$ 369	$ 47	$ 77	$ 36	$ 574	$ 1,206
Merger- and restructuring-related charges	—	—	—	—	—	917	917

(a) All other includes net income of the Treasury unit of $351 million in 2001; $168 million in 2000 and $155 million in 1999. Average total assets allocated to
All Other primarily consist of residential mortgage loans and securities managed by the Treasury unit.

The following table presents financial information for the supporting business units of each of FleetBoston’s principal lines of business.

Year ended December 31	2001		2000		1999
In millions	Net Income	Revenue	Net Income	Revenue	Net Income	Revenue

Wholesale Banking
Commercial Finance	$ 500	$ 1,509	$ 495	$ 1,503	$ 460	$ 1,450
Corporate Banking	319	1,166	414	1,384	338	1,306
Commercial Banking	216	972	219	1,040	211	1,066
Small Business	207	1,042	236	1,158	218	1,091

Total Wholesale Banking	1,242	4,689	1,364	5,085	1,227	4,913

Consumer Financial Services
Retail Distribution	588	2,586	531	2,836	455	2,906
Credit Card	166	1,633	168	1,594	156	1,713
Consumer Lending	112	736	104	699	91	633

Total Consumer Financial Services	866	4,955	803	5,129	702	5,252

Wealth Management and Brokerage
Wealth Management	200	974	232	959	191	987
Quick & Reilly	(51)	607	127	1,007	107	698

Total Wealth Management and Brokerage	149	1,581	359	1,966	298	1,685

International Banking	(214)	1,486	353	1,756	289	1,667

Capital Markets
Fleet Specialist	94	328	101	310	69	221
Robertson Stephens	(61)	453	216	1,557	91	938
Principal Investing	(675)	(1,036)	383	755	221	468

Total Capital Markets	(642)	(255)	700	2,622	381	1,627

All Other	(470)	338	331	878	(421)	313

FleetBoston Financial Corporation	$ 931	$12,794	$3,910	$17,436	$2,476	$15,457

Note 17. Securitizations of Assets

During 2001, FleetBoston sold approximately $2.6 billion of credit card receivables and approximately $750 million of home equity loans in new securitization transactions, compared to approximately $2 billion of commercial loans and approximately $3 billion of credit card receivables in 2000. FleetBoston receives annual servicing fees as compensation for servicing the outstanding balances. The value of FleetBoston’s retained interests, which include residual components such as interest-only strips and other retained interests, is subject to credit, prepayment and interest rate risks related to the transferred assets. These retained interests are subordinate to investors’ interests.
     The fair value of the retained interest-only strip associated with securitized credit cards increased $9 million, from $124 million at December 31, 2000 to $133 million at December 31, 2001. The value of the interest-only strip increases as receivables are sold and declines as cash excess spread is received. The increase in value of the interest-only strip is a significant component of the gain recognized on new credit card securitizations and replenishment of revolving credit card securitization pools, which totaled approximately $293 million in 2001, compared to $275 million in 2000. This revenue is recorded in securitization income, a component of credit card revenue. The fair value of residual interests associated with commercial loans declined from $130 million at December 31, 2000 to $127 million at December 31, 2001. No home equity loans had been securitized as of December 31, 2000. Gains recognized on home equity loan securitizations in 2001, and on commercial loan securitizations in 2001 and 2000, were not significant.
     Key economic assumptions used in measuring the initial retained interests resulting from the securitizations completed in 2001 and 2000 were as follows:

2001	Commercial Loans	Credit Card Receivables	Home Equity Loans

Repayment speed (monthly rate)	—	10-12%	2.13%
Weighted average life	—	5 months	18 months
Expected credit losses (annual rate)	—	5-7%	.15%
Discount rate	—	7-10%	12.00%

2000

Repayment speed (monthly rate)	4.5%	10-12%	—
Weighted average life	10 months	5 months	—
Expected credit losses (annual rate)	.47%	5-7%	—
Discount rate	15.00%	8-11%	—

At December 31, 2001, key economic assumptions and the reduction in the carrying amount of retained residual interests, composed of interest-only strips and principal balances, caused by immediate adverse changes in those assumptions were as follows:

December 31, 2001	Commercial	Credit Card	Home Equity
Dollars in millions	Loans	Receivables	Loans

Carrying amount of retained interests	$127.3	$ 132.7	$ 18.5
Repayment speed
(monthly rate)	4.55%	11.38%	2.13%
Impact of 10% change	$ 1.3	$ 10.5	$ 1.7
Impact of 20% change	1.8	23.0	3.1
Expected credit losses
(annual rate)	.70%	6.68%	.15%
Impact of 10% change	$ .5	$ 25.5	$ .1
Impact of 20% change	2.8	50.9	.2
Discount rate	12.35%	8.11%	12%
Impact of 10% change	$ 1.4	$ .1	$ .3
Impact of 20% change	2.7	.2	.6

In addition to the retained interests described above, the Corporation has other retained interests in the form of cash collateral accounts, overcollateralization positions and subordinated debt securities.The carrying value of such interests was approximately $329 million at December 31, 2001 and $332 million at December 31, 2000. Adverse changes in key economic assumptions would not have a significant impact on these interests’carrying value. Accordingly, these interests are not included in the sensitivity analysis presented in the preceding table.
     The sensitivities presented above are hypothetical and are presented for illustrative purposes only. Changes in carrying amount based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in carrying amount may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. For example, changes in market interest rates may simultaneously impact repayment speed, credit losses and the discount rate.
     The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2001 and 2000.

In millions	Commercial	Credit Card	Home Equity
December 31, 2001	Loans	Receivables	Loans

Proceeds from new securitizations	—	$ 2,505	$747
Proceeds from replenishment of revolving securitization pools and reinvested collections	$3,247	10,897	123
Servicing fees received	5	177	2
Other cash flows received on re- tained interests, including excess spread and interest on reserve accounts	53	490	10
Purchases of credit-impaired assets	(237)	—	—

December 31, 2000

Proceeds from new securitizations	$2,000	$ 2,898	—
Proceeds from replenishment of revolving securitization pools	1,281	10,465	—
Servicing fees received	4	177	—
Other cash flows received on re- tained interests, including excess spread and interest on reserve accounts	19	482	—
Purchases of credit-impaired assets	(127)	—	—

The following table presents information about principal balances of managed and securitized credit card receivables as of and for the years ended December 31, 2001 and 2000.

In millions	Total Principal		Principal 90 days or more past due		Net Credit Losses
December 31	2001	2000	2001	2000	2001	2000

Total loans managed	$15,259	$14,327	$287	$353	$860	$789
Less: loans securitized	9,929	9,802	163	217	612	549

Total loans owned	$ 5,330	$ 4,525	$124	$136	$248	$240

Note 18. Fair Values of Financial Instruments

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
     Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Disclosure of fair values is not required for certain items, such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, OREO, prepaid expenses, core deposit intangibles and the value of customer relationships associated with certain types of consumer loans, particularly the credit card portfolio, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, the underlying “market” or franchise value of FleetBoston. In addition, because of differences in methodologies and assumptions used to estimate fair values, the Corporation’s fair values should not be compared to those of other financial institutions.
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

Mortgages Held for Sale. Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current dealer commitments to purchase loans.

Securities Available for Sale and Held to Maturity. Fair values are based primarily on quoted, or other independent, market prices. For certain debt and equity investments made in connection with the Principal Investing business that do not trade on established exchanges, and for which markets do not exist, estimates of fair value are based upon management’s review of the investee’s financial results, condition and prospects.

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

Long-Term Debt. The fair value of FleetBoston’s long-term debt, including the short-term portion, is estimated based on quoted market prices for the issues for which there is a market, or by discounting cash flows based on current rates available to the Corporation for similar types of borrowing arrangements.

Off-Balance Sheet Instruments. Fair values for off-balance sheet instruments are estimated based on quoted market prices or dealer quotes, and represent the amount FleetBoston would receive or pay to execute a new agreement with identical terms considering current interest rates taking into account the remaining terms of the agreements and counterparties’ credit standing. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The fair value of letters of credit outstanding is based upon the recorded book value of deferred fee income remaining.
     Prior to the adoption of SFAS No. 133 on January 1, 2001, interest rate risk and foreign exchange risk management instruments were included in off-balance sheet financial instruments. With the adoption of SFAS No. 133, the fair value of these instruments is now included within other assets and other liabilities.

Interest Rate and Foreign Exchange Instruments. The fair values of interest rate and foreign exchange contracts used to manage interest rate, currency and market risks are estimated based on market information and other relevant characteristics using pricing models, including option models.

Fair Values of Financial Instruments

December 31	2001		2000
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value

On-balance sheet financial assets:
Financial assets for which carrying value approximates fair value	$ 20,309	$ 20,309	$ 16,422	$ 16,422
Trading assets	6,989	6,989	7,108	7,108
Mortgages held for sale	460	460	2,138	2,138
Securities	26,662	26,888	34,964	35,166
Loans(a)	109,426	111,024	118,365	120,568
Financial instruments included in other assets	7,225	7,225	7,287	7,287
On-balance sheet financial liabilities:
Deposits	129,337	130,038	128,739	129,140
Short-term borrowings	15,457	15,457	23,106	23,106
Trading liabilities	2,138	2,138	2,540	2,540
Long-term debt	25,530	25,831	31,684	31,630
Financial instruments included in other liabilities	948	948	997	997
Off-balance sheet financial instruments:
Commitments to extend credit	—	112	—	75
Standby and commercial letters of credit, foreign office guarantees and similar instruments	—	(18)	—	(12)
Interest rate risk management instruments	—	—	36	454
Foreign exchange risk manage- ment instruments	—	—	—	80
Commitments to originate or purchase loans(b)	—	—	2,073	2,098
Commitments to sell loans(b)	—	—	1	(19)

(a)Excludes net book value of leases of $15 billion and $14 billion at December 31, 2001 and 2000, respectively.
(b)Commitments to originate or purchase loans and commitments to sell loans in 2000 related to activities at FMG, which was sold in 2001.

Note 19. Parent Company Only Financial Statements

Statements of Income

Year ended December 31 In millions	2001	2000	1999

Dividends from subsidiaries:
Banking subsidiaries	$ 2,065	$3,210	$2,248
Other subsidiaries	330	105	202
Interest income	579	676	504
Other	189	51	7

Total income	3,163	4,042	2,961

Interest expense	762	884	675
Noninterest expense	85	2	257

Total expense	847	886	932

Income before income taxes and equity in undistributed income of subsidiaries	2,316	3,156	2,029
Applicable income tax benefit	(3)	(63)	(73)

Income before equity in undistributed income of subsidiaries	2,319	3,219	2,102
Equity in undistributed (loss)/income of subsidiaries	(1,388)	691	374

Net income	$ 931	$3,910	$2,476

Balance Sheets

December 31 In millions	2001	2000

Assets:
Cash and cash equivalents	$ 3,177	$ 1,642
Securities	20	8
Loans receivable from:
Banking subsidiaries	1,350	3,107
Other subsidiaries	6,124	5,314

	7,474	8,421
Investment in subsidiaries:
Banking subsidiaries	19,085	18,839
Other subsidiaries	1,765	2,919

	20,850	21,758
Other	1,141	1,438

Total assets	$32,662	$33,267

Liabilities:
Short-term borrowings	$ 913	$ 1,352
Accrued liabilities	1,181	1,001
Long-term debt(a)	12,960	11,553

Total liabilities	15,054	13,906

Stockholders’ equity	17,608	19,361

Total liabilities and stockholders’ equity	$32,662	$33,267

(a)Includes junior subordinated debentures payable to subsidiary trusts of $2,890 in 2001 and $2,375 million in 2000.

Statements of Cash Flows

Year ended December 31 In millions	2001	2000	1999

Cash flows from operating activities:
Net income	$ 931	$3,910	$2,476
Adjustments for noncash items:
Equity in undistributed loss/(income) of subsidiaries	1,388	(691)	(374)
Depreciation and amortization	16	15	15
Net securities gains	—	(9)	(9)
Increase/(decrease) in accrued liabilities, net	180	(172)	268
Other, net	293	(163)	520

Net cash flow provided by operating activities	2,808	2,890	2,896

Cash flows from investing activities:
Purchases of securities	(33)	—	(6)
Proceeds from sales and maturities of securities	21	12	21
Net decrease/(increase) in loans made to affiliates	947	(1,550)	(1,345)
Return of capital from subsidiaries	250	—	60
Repayment of note receivable from subsidiary	—	157	383
Proceeds from liquidation of subsidiary	—	—	12
Capital contributions to subsidiaries	(28)	(719)	(895)

Net cash flow provided by/(used in) investing activities	1,157	(2,100)	(1,770)

Cash flows from financing activities:
Net (decrease)/increase in short-term borrowings	(439)	(346)	577
Proceeds from issuance of long-term debt	2,847	3,215	2,034
Repayments of long-term debt	(1,440)	(1,232)	(968)
Proceeds from issuance of common stock	441	288	303
Redemption and repurchase of common and preferred stock	(2,376)	(908)	(864)
Settlement of common stock warrants	—	(441)	—
Cash dividends paid	(1,463)	(1,362)	(1,168)

Net cash flow used in financing activities	(2,430)	(786)	(86)

Net increase in cash and cash equivalents	1,535	4	1,040

Cash and cash equivalents at beginning of year	1,642	1,638	598

Cash and cash equivalents at end of year	$3,177	$1,642	$1,638

FLEETBOSTON FINANCIAL CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Consolidated Average Balances/Interest Earned-Paid/Rates 1999-2001 (Unaudited)

December 31 Dollars in millions(a)	Average Balance	2001 Interest Earned/ Paid	(b)	Rate	Average Balance	2000 Interest Earned/ Paid	(b)	Rate	Average Balance	1999 Interest Earned/ Paid	(b)	Rate

Assets:
Interest bearing deposits	$ 3,361	$ 167		4.98%	$ 2,037	$ 129		6.33%	$ 1,483	$ 130		8.80%
Federal funds sold and securities purchased under agreements to resell	10,676	657		6.16	4,376	300		6.85	8,345	517		6.19
Trading account securities	3,621	185		5.11	4,594	283		6.17	2,787	151		5.42
Securities	26,225	1,747		6.66	35,298	2,341		6.63	35,223	2,255		6.40
Loans and leases - domestic(c)	110,448	8,636		7.82	123,661	10,860		8.78	125,251	10,200		8.14
Loans and leases - international(c)	19,477	2,180		11.19	15,857	2,219		13.98	14,017	1,888		13.47
Due from brokers/dealers	4,122	146		3.55	3,603	200		5.55	3,240	148		4.57
Mortgages held for sale	1,788	130		7.26	1,544	126		8.16	2,591	185		7.14
Assets held for disposition	101	1		1.00	369	14		3.66	321	17		5.21
Foreclosed property and repossessed equipment	38	—		—	51	—		—	49	—		—
Other	11	1		11.32	—	—		—	—	—		—

Total interest earning assets	179,868	13,850		7.70	191,390	16,472		8.61	193,307	15,491		8.01

Accrued interest receivable	1,255	—		—	1,496	—		—	1,479	—		—
Reserve for credit losses	(2,807)	—		—	(2,882)	—		—	(2,829)	—		—
Other assets	30,566	—		—	33,883	—		—	31,275	—		—

Total assets (d)	$208,882	$13,850		—	$223,887	$16,472		—	$223,232	$15,491		—

Liabilities and stockholders' equity:
Deposits
Savings	$ 54,433	$ 1,218		2.24%	$ 54,095	$ 1,549		2.86%	$ 58,450	$ 1,352		2.31%
Time	26,133	1,283		4.91	30,733	1,694		5.51	35,013	1,741		4.98
International	17,653	1,065		6.03	17,241	1,269		7.36	16,293	1,109		6.81

Total interest bearing deposits	98,219	3,566		3.63	102,069	4,512		4.42	109,756	4,202		3.83

Short-term borrowings	20,950	1,059		5.04	25,796	1,600		6.14	26,819	1,418		5.28
Due to brokers/dealers	3,854	148		3.84	4,829	274		5.66	4,150	193		4.64
Long-term debt	27,855	1,623		5.83	31,191	2,111		6.77	26,198	1,587		6.06

Total interest bearing liabilities	150,878	6,396		4.24	163,885	8,497		5.17	166,923	7,400		4.43

Net interest spread	—	7,454		3.46	—	7,975		3.44	—	8,091		3.58

Demand deposits and other noninterest-bearing time deposits	27,781	—		—	29,687	—		—	28,827	—		—
Other liabilities	10,893	—		—	12,181	—		—	10,003	—		—

Total liabilities	189,552	6,396		—	205,753	8,497		—	205,753	7,400		—

Stockholders' equity and dual convertible preferred stock	19,330	—		—	18,134	—		—	17,479	—		—

Total liabilities and stockholders' equity	$208,882	$ 6,396		—	$223,887	$ 8,497		—	$223,232	$ 7,400		—

Net interest margin				4.15%				4.17%				4.19%

(a) The data in this table is presented on a fully taxable equivalent basis. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.
(b) Includes fee income of $442 million, $423 million, and $405 million for the years ended December 31, 2001, 2000 and 1999, respectively.
(c) Nonperforming loans are included in average balances used to determine rates.
(d) At December 31, 2001, 2000 and 1999, average international assets and liabilities, as a percentage of total average consolidated assets and liabilities, amounted to 15.3%, 15.1%, and 12.1% and 11.9%, 10.5%, and 10.3%, respectively.

Rate/Volume Analysis (Unaudited)

	2001 Compared to 2000 Increase (Decrease) Due to(a)			2000 Compared to 1999 Increase (Decrease) Due to(a)

In millions	Volume	Rate	Net	Volume	Rate	Net

Interest earned on: (b)
Interest bearing deposits	$ 71	$ (33)	$ 38	$ 42	$ (43)	$ (1)
Federal funds sold and securities purchased under agreements to resell	390	(33)	357	(267)	50	(217)
Trading account securities	(54)	(44)	(98)	109	23	132
Securities	(603)	9	(594)	5	81	86
Loans and leases - domestic	(1,097)	(1,127)	(2,224)	(131)	791	660
Loans and leases - international	451	(490)	(39)	257	74	331
Due from brokers/dealers	26	(80)	(54)	18	34	52
Mortgages held for sale	19	(15)	4	(82)	23	(59)
Assets held for disposition	(6)	(7)	(13)	2	(5)	(3)
Other	1	—	1	—	—	—

Total interest earning assets	(802)	(1,820)	(2,622)	(47)	1,028	981

Interest paid on:
Deposits-
Savings-domestic	10	(341)	(331)	(107)	304	197
Time-domestic	(238)	(173)	(411)	(223)	176	(47)
International	29	(233)	(204)	67	93	160

Total interest bearing deposits	(199)	(747)	(946)	(263)	573	310

Short-term borrowings	(278)	(263)	(541)	(53)	235	182
Due to brokers/dealers	(48)	(78)	(126)	35	46	81
Long-term debt	(213)	(275)	(488)	325	199	524

Total interest bearing liabilities	(738)	(1,363)	(2,101)	44	1,053	1,097

Net interest differential(c)	$ (64)	$ (457)	$ (521)	$ (91)	$ (25)	$ (116)

(a)The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(b)Tax-equivalent adjustment has been included in the calculations to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates. The adjustment included in interest income was $57 million in 2001, $70 million in 2000 and $68 million in 1999.
(c)Includes fee income of $442 million, $423 million, and $405 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Quarterly Summarized Financial Information (Unaudited)

	2001				2000
Dollars in millions, except per share amounts	4	3	2	1	4	3	2	1

Interest income	$2,959	$3,349	$3,566	$3,918	$4,114	$4,109	$4,063	$4,116
Interest expense	1,228	1,502	1,665	1,999	2,209	2,180	2,039	2,068

Net interest income	1,731	1,847	1,901	1,919	1,905	1,929	2,024	2,048

Provision for credit losses	1,375	325	315	315	315	325	335	320

Net interest income after provision for credit losses	356	1,522	1,586	1,604	1,590	1,604	1,689	1,728
Securities (losses)/gains	(109)	44	2	(213)	56	5	10	(58)
Other noninterest income	988	1,566	1,324	1,737	1,853	2,259	2,457	2,878

	1,235	3,132	2,912	3,128	3,499	3,868	4,156	4,548
Noninterest expense	2,104	1,897	2,059	2,853	2,108	2,290	2,466	2,745

Income/(loss) before income taxes	(869)	1,235	853	275	1,391	1,578	1,690	1,803
Applicable income taxes	(362)	469	322	133	497	609	719	727

Net income/(loss)	$ (507)	$ 766	$ 531	$ 142	$ 894	$ 969	$ 971	$1,076

Net income/(loss) applicable to common shares	$ (512)	$ 760	$ 523	$ 132	$ 884	$ 959	$ 961	$1,066

Per common share:
Basic earnings	$ (.49)	$ .70	$ .48	$ .12	$ .82	$ .89	$ .89	$ .99
Diluted earnings	(.49)	.70	.48	.12	.81	.87	.87	.97

Dividends declared	.35	.33	.33	.33	.33	.30	.30	.30
Dividends paid	.33	.33	.33	.33	.30	.30	.30	.30

Stock Price:
High	$38.64	$39.73	$42.28	$43.64	$39.63	$43.00	$42.00	$36.50
Low	31.45	32.65	36.06	34.39	32.13	35.00	33.13	25.25

Average number of common shares (in millions):
Basic	1,045.6	1,084.3	1,083.8	1,083.5	1,083.5	1,080.7	1,080.7	1,080.6
Diluted	1,045.6	1,091.8	1,094.5	1,095.9	1,094.2	1,101.5	1,101.8	1,097.4

The Corporation’s common stock is listed on the New York and Boston Stock Exchanges under the symbol “FBF.” The table above sets forth, for the periods indicated, the range of high and low sale prices per share of the Corporation’s common stock on the composite tape and dividends declared and paid per share. At December 31, 2001, the Corporation had 85,312 shareholders of record.

Loans and Leases Maturity
(Unaudited)

December 31, 2001 In millions	Within 1 Year	1 to 5 Years	After 5 Years	Total

Domestic:
Commercial and industrial	$20,803	$23,132	$4,551	$48,486
Commercial real estate:
Construction	1,166	1,296	255	2,717
Interim/permanent	3,776	4,199	826	8,801
Residential real estate	1,397	3,409	3,325	8,131
Consumer	7,337	11,580	5,301	24,218
Lease financing	4,528	7,433	2,452	14,413

Total domestic loans and leases	39,007	51,049	16,710	106,766

International:
Commercial	14,523	3,745	363	18,631
Consumer	2,170	559	54	2,783

Total international loans and leases	16,693	4,304	417	21,414

Total	$55,700	$55,353	$17,127	$128,180

Interest Sensitivity of Loans and Leases Over One Year
(Unaudited)

December 31, 2001 In millions	Predetermined Interest Rates	Floating Interest Rates	Total

1 to 5 years	$18,230	$37,123	$55,353
After 5 years	8,326	8,801	17,127

Total	$26,556	$45,924	$72,480

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant

     Information concerning executive officers of the Corporation which responds to this Item is incorporated by reference from Item 3A contained in Part I of this Report. The information that responds to this Item with respect to directors is incorporated by reference from the section entitled “Election of Directors” in the Corporation’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Exchange Act and which will be filed with the SEC not later than 120 days after the end of the Corporation’s fiscal year (the “Proxy Statement”). Information with respect to compliance by the Corporation’s directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

     The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Executive Officers” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required in response to this Item is incorporated by reference from the sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required in response to this Item is incorporated by reference from the subsection entitled “Indebtedness and Other Transactions” in the Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1).	The financial statements of the Corporation required in response to this Item are incorporated by reference from Item 8 of this Report.
(a)(2).	Not applicable.
(a)(3).	See the exhibits listed below under Item 14(c).
(b)	Current Reports on Form 8-K
FleetBoston filed the following Current Reports on Form 8-K during the period from October 1, 2001 to the date of filing of this report:
	-	Current Report on Form 8-K, dated October 17, 2001, reporting remarks by the Corporation’s Chief Financial Officer concerning guidance on fourth quarter 2001 and full year 2002 earnings.
	-	Current Report on Form 8-K, dated October 17, 2001, as amended by a Form 8-K/A, filed October 23, 2001, announcing the Corporation’s third quarter 2001 earnings.
	-	Current Report on Form 8-K, dated November 14, 2001, reporting the sale of $1 billion of the Corporation’s 4 7/8% Senior Notes due 2006.
	-	Current Report on Form 8-K, dated November 27, 2001, reporting the establishment of a $4 billion medium-term note program under the Corporation’s shelf registration statement.
	-	Current Report on Form 8-K, dated December 19, 2001, announcing a series of actions to strengthen the Corporation’s balance sheet, which would result in a charge to fourth quarter 2001 earnings.
	-	Current Report on Form 8-K, dated January 29, 2002, announcing earnings for the quarter and year ended December 31, 2001.
(c)	Exhibit Index

Exhibit Number
3(a)	Restated Articles of Incorporation of the Corporation, as amended through April 18, 2000 (incorporated by reference to Exhibit 3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
3(b)	Certificate of Designations establishing the Corporation’s Series VI 6.75% Perpetual Preferred Stock (incorporated by reference to Exhibit 4(b) of the Corporation’s Current Report on Form 8-K dated February 21, 1996)
3(c)	Certificate of Designations establishing the Corporation’s Series VII Fixed/Adjustable Rate Cumulative Preferred Stock (incorporated by reference to Exhibit 4(a) of the Corporation’s Current Report on Form 8-K Report dated March 26, 1996)
3(d)	Certificate of Correction filed with the Rhode Island Secretary of State correcting a typographical error in the Corporation’s Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(e)	Certificate of Votes filed with the Rhode Island Secretary of State reducing the number of reserved shares of the Corporation’s Cumulative Participating Junior Preferred Stock (incorporated by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(f)	Statement of Resolutions establishing the Corporation’s Cumulative Participating Junior Preferred Stock (Series 2000) as a Series of Preferred Stock, filed with the Rhode Island Secretary of State (incorporated by reference to Exhibit 3(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(g)	By-Laws of the Corporation, as amended

4(a)	Rights Agreement, dated as of August 16, 2000, between the Corporation and EquiServe, LP, as Rights Agent (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form 8-A dated November 7, 2000)
4(b)	Instruments defining the rights of security holders, including indentures (The Corporation has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request)
10(a)*	Form of Change in Control Agreement for certain officers, together with Schedule of Persons who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997)
10(b)*	Revised Schedule of Executive Officers who have entered into certain Change in Control Agreements (incorporated by reference to Exhibit 10(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(c)*	Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999 and Amendment Five thereto effective January 1, 2000 (incorporated by reference to Exhibit 10(d) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and Exhibits 10(g), 10(h), 10(i) and 10(j) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(d)*	Amendment Six to Supplemental Executive Retirement Plan effective October 10, 2001
10(e)*	Amended and Restated 1994 Performance-Based Bonus Plan for the Named Executive Officers (incorporated by reference to Exhibit 10(k) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(f)*	Amended and Restated 1992 Stock Option and Restricted Stock Plan
10(g)*	Employment Agreement, dated as of February 20, 1995, between the Corporation and Joel B. Alvord (incorporated by reference to Exhibit 10(j) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995)
10(h)*	Shawmut National Corporation 1989 Nonemployee Directors’ Restricted Stock Plan (assumed by the Corporation on November 30, 1995) (incorporated by reference to Shawmut’s 1989 Proxy Statement dated March 31, 1989 (File No. 1-10102))
10(i)*	1995 Restricted Stock Plan (incorporated by reference to Exhibit 10(o) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995)
10(j)*	Executive Deferred Compensation Plan No. 1, as amended by Amendment One thereto effective January 1, 2000 (incorporated by reference to Exhibits 10(p) and 10(q) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(k)*	Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999 and Amendment Two thereto effective January 1, 2000 (incorporated by reference to Exhibits 10(r), 10(s) and 10(t) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(l)*	Amendment No. 3 to Executive Deferred Compensation Plan No. 2 effective January 1, 2002
10(m)*	Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000 (incorporated by reference to Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibit 10(v) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(n)*	Amendment No. 2 to Executive Supplemental Plan effective January 1, 2002
10(o)*	Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997 and Amendment Two thereto effective January 1, 2000 (incorporated by reference to Exhibit 10(e) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and Exhibits 10(x) and 10(y) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(p)*	Amendment Three to Retirement Income Assurance Plan effective November 1, 2001
10(q)*	Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2 (incorporated by reference to Exhibit 10(z) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(r)*	Trust Agreement for the Executive Supplemental Plan (incorporated by reference to Exhibit 10(g) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10(s)*	Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(h) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10(t)*	Stock Unit Contract, dated December 17, 1997, between the Corporation and Terrence Murray, as amended by an amendment dated January 25, 2000 (incorporated by reference to Exhibit 10(z) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and Exhibit 10(ee) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(u)*	Directors Deferred Compensation and Stock Unit Plan, as amended effective as of July 1, 2000 (incorporated by reference to Exhibit 10(bb) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and Exhibit 10(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10(v)*	FleetBoston Financial 1996 Long-Term Incentive Plan (assumed by the Corporation on October 1, 1999)
10(w)*	BankBoston Corporation 1991 Long-Term Stock Incentive Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(c) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))
10(x)*	Amendment, dated as of October 16, 2001, to BankBoston Corporation 1991 Long-Term Stock Incentive Plan
10(y)*	BankBoston Corporation Executive Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(d) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10(z)*	Instrument providing for the cessation of accruals under the BankBoston Corporation Executive Deferred Compensation Plan effective December 31, 2000
10(aa)	Amendment, dated December 24, 2001, to the BankBoston Corporation Executive Deferred Compensation Plan
10(bb)*	BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment and a Second Amendment thereto (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(e) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10(cc)*	Third Amendment, effective June 16, 1998, to BankBoston, N.A. Bonus Supplemental Employee Retirement Plan
10(dd)*	Fourth Amendment, dated March 30, 2001, to BankBoston, N.A. Bonus Supplemental Employee Retirement Plan
10(ee)*	Description of BankBoston Corporation’s Supplemental Life Insurance Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(h) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))
10(ff)*	BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment thereto (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(g) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10(gg)*	Second Amendment, effective June 16, 1998, to BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan
10(hh)*	Third Amendment, dated March 30, 2001, to BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan
10(ii)*	Description of BankBoston Corporation’s Supplemental Long-Term Disability Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522))
10(jj)*	BankBoston Corporation’s Director Stock Award Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))
10(kk)*	BankBoston Corporation Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10(ll)*	BankBoston, N.A. Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10(mm)*	BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))
10(nn)*	Amendment, dated as of October 16, 2001, to BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors
10(oo)*	Description of BankBoston Corporation’s Director Retirement Benefits Exchange Program (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))

10(pp)*	Letter Agreement, dated as of May 24, 2000, between BankBoston Corporation and Henrique C. Meirelles (incorporated by reference to Exhibit 10(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10(qq)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Charles K. Gifford, as amended by an amendment effective February 7, 2000 (incorporated by reference to Exhibit 10(a) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(b) of the Corporation’s Form 10-Q for the quarter ended March 31, 2000)
10(rr)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Henrique C. Meirelles, as amended by an amendment effective March 14, 2000, with related side letter (incorporated by reference to Exhibit 10(b) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10(ss)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Paul F. Hogan, as amended by an amendment effective March 17, 2000, with related side letter (incorporated by reference to Exhibit 10(c) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(d) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10(tt)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Bradford H. Warner, as amended by an amendment effective March 30, 2000, with related side letter (incorporated by reference to Exhibit 10(d) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(e) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10(uu)*	Employment Agreement, dated September 7, 1999, between the Corporation and Robert J. Higgins (incorporated by reference to Exhibit 10 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)
10(vv)*	Amendment, dated October 24, 2001, to Employment Agreement between the Corporation and Robert J. Higgins
10(ww)*	Form of Change in Control Agreement entered into with Charles K. Gifford, Henrique C. Meirelles, Paul F. Hogan and Bradford H. Warner (incorporated by reference to Exhibit 10(bbb) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(xx)*	Form of Change in Control Agreement entered into with Joseph Smialowski (incorporated by reference to Exhibit 10(ccc) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(yy)*	Retention and Deferred Compensation Agreement, dated December 31, 1999, between the Corporation and Peter J. Manning (incorporated by reference to Exhibit 10(ddd) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(zz)*	Employment Agreement, dated as of March 3, 2000, between the Corporation and M. Anne Szostak (incorporated by reference to Exhibit 10(oo) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)
10(aaa)*	Retirement Agreement, dated as of October 10, 2001, between the Corporation and Terrence Murray
10(bbb)*	Form of Letter Agreement for certain officers, together with Schedule of Executive Officers who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10(ccc)*	Retention and Deferred Compensation Agreement, dated February 28, 2000, between the Corporation and John L. Mastromarino (incorporated by reference to Exhibit 10(f) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10(ddd)*	Employment Agreement, dated as of October 1, 2000, between the Corporation and T. Joseph Semrod (incorporated by reference to Exhibit 10(a) of the Corporation’s Registration Statement on Form S-4 (File No. 333-50346))
10(eee)*	Retention and Deferred Compensation Agreement, dated December 31, 1999, between the Corporation and Gary A. Spiess
12	Computation of Consolidated Ratios of Earnings to Fixed Charges
21	Subsidiaries of the Corporation
23	Consent of Independent Accountants
*Management contract, or compensatory plan or arrangement
(d)	Financial Statement Schedules – None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2002.

FLEETBOSTON FINANCIAL CORPORATION
By:	/s/ EUGENE M. MCQUADE Eugene M. McQuade Vice Chairman and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 19, 2002.

Signature	Title
/s/ TERRENCE MURRAY Terrence Murray	Chairman and Director
/s/ CHARLES K. GIFFORD Charles K. Gifford	President, Chief Executive Officer and Director
/s/ HENRIQUE C. MEIRELLES Henrique C. Meirelles	President of Global Banking and Director
/s/ EUGENE M. MCQUADE Eugene M. McQuade	Vice Chairman and Chief Financial Officer
/s/ ERNEST L. PUSCHAVER Ernest L. Puschaver	Chief Accounting Officer
/s/ JOEL B. ALVORD Joel B. Alvord	Director
/s/ WILLIAM BARNET, III William Barnet, III	Director
/s/ DANIEL P. BURNHAM Daniel P. Burnham	Director
/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr.	Director
/s/ KIM B. CLARK Kim B. Clark	Director
/s/ JOHN T. COLLINS John T. Collins	Director
/s/ GARY L. COUNTRYMAN Gary L. Countryman	Director
/s/ T.J. DERMOT DUNPHY T.J. Dermot Dunphy	Director
/s/ ALICE F. EMERSON Alice F. Emerson	Director

Signature	Title
/s/ MARIAN L. HEARD Marian L. Heard	Director
/s/ ROBERT M. KAVNER Robert M. Kavner	Director
/s/ THOMAS J. MAY Thomas J. May	Director
/s/ DONALD F. MCHENRY Donald F. McHenry	Director
/s/ MICHAEL B. PICOTTE Michael B. Picotte	Director
/s/ FRANCENE S. RODGERS Francene S. Rodgers	Director
/s/ JOHN W. ROWE John W. Rowe	Director
/s/ THOMAS M. RYAN Thomas M. Ryan	Director
/s/ T. JOSEPH SEMROD T. Joseph Semrod	Director
/s/ PAUL R. TREGURTHA Paul R. Tregurtha	Director