Form 10-Q
period 2002-03-31
FLEETBOSTON FINANCIAL CORP
filed 2002-05-15
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended March 31, 2002

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

The number of shares of common stock of the Registrant outstanding as of April 30, 2002 was 1,046,990,220.

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2002
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

FINANCIAL SUMMARY

	Three months
Dollars in millions,	ended March 31
except per share amounts	2002	2001

Earnings
Net interest income (FTE)(a)	$1,752	$1,936
Noninterest income	1,584	1,524
Noninterest expense	1,756	2,853
Provision for credit losses	410	315
Net income	735	142

Per Common Share
Basic earnings	$.70	$.12
Diluted earnings	.70	.12
Cash dividends declared	.35	.33
Book value	16.55	17.38

Ratios
Return on average assets	1.52%	.27%
Return on average common equity	16.92	2.80
Total equity to assets (period-end)	9.16	9.15
Tangible common equity to assets	6.58	6.93
Tier 1 risk-based capital	8.11	7.96
Total risk-based capital	11.70	11.74
Leverage	8.20	7.89

At March 31
Total assets	$192,032	$211,741
Loans and leases	123,710	131,640
Deposits	121,522	127,989
Long-term debt	24,348	30,134
Stockholders’ equity	17,586	19,378
Nonperforming assets	2,070	1,245

(a)	The fully taxable equivalent (FTE) adjustment included in net interest income was $22 million and $17 million for the three months ended March 31, 2002 and 2001, respectively.

Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a diversified financial services company with approximately $192 billion in assets headquartered in Boston, Massachusetts, and we currently rank as the seventh-largest financial holding company in the United States based on total assets.

         Our key lines of business include Wholesale Banking, which includes commercial finance, corporate banking, commercial banking and small business services; Personal Financial Services, which includes consumer and community banking, wealth management and brokerage; International Banking, with operations in key Latin American markets as well as Asia; and Capital Markets, which includes investment banking, brokerage market-making and principal investing. You can read more about these business lines and their supporting business units in the Line of Business Information section of this discussion and analysis.

         This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or the “SEC.” This discussion updates our Annual Report on Form 10-K for the year ended December 31, 2001, which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

         This discussion and analysis contains certain forward-looking statements with respect to our financial condition, results of operations, future performance and business. These statements are based on certain assumptions by management which involve risks and uncertainties. Actual results may differ materially from those contemplated by these statements due to many factors, including, but not limited to:

•	general political and economic conditions, either domestically or internationally;

•	the continuing political, economic and social instability in Argentina, and its potential impact on the economies of other countries in which we do business;

•	further deterioration in credit quality, including the resultant effect on the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	continued weakness in global capital markets in general, and the technology and telecommunications industries in particular, and the impact of that weakness on certain of our business lines;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines;

•	changes in accounting rules, policies, practices and procedures with respect to certain proposals under consideration by U.S. legislators and regulatory and self-regulatory bodies; and

•	legal and regulatory proceedings and related matters with respect to the financial services industry.

         Earnings for both the first quarter of 2002 and 2001 were adversely impacted by the slowdown in the U.S. economy, which began in the latter half of 2000 and particularly affected revenues of our capital markets and investment services businesses in both periods. In addition, we recorded net after-tax charges of $642 million in the first quarter of 2001 related to the Summit acquisition, the sale of our mortgage banking business, restructurings of certain of our capital markets businesses and business sale gains.

         Excluding these net charges, the lower 2002 results were primarily due to higher credit costs, lower domestic commercial loan volume and the ongoing economic and political situation in Argentina. 2002 results were positively impacted by lower operating expenses from the corporate-wide cost containment program disclosed in previous SEC filings, significantly lower write-downs of investments in our Principal Investing portfolio and increased earnings from several business units, including retail finance, leasing, credit card and consumer lending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, 2002 earnings benefited by $.06 per share from the discontinuance of goodwill amortization.

         On April 16, 2002, we announced a series of strategic decisions designed to re-deploy capital to our core businesses and to reduce earnings volatility. Specifically, we intend to reduce our exposure to targeted, non-strategic areas of corporate lending by $10 billion; sell or exit our investment banking and student loan processing subsidiaries, Robertson Stephens and AFSA Data Corporation, respectively; continue to scale back our Principal Investing business to a portfolio size of approximately $2.5 billion over the next two years; and exit our Asian fixed-income business. In addition, we will work to reduce our overall exposure in Latin America, while we continue to analyze our Latin American position.

         We will re-deploy capital freed up from exiting and downsizing non-core businesses to Personal Financial Services and Wholesale Banking. We expect these actions to make our businesses stronger and more competitive, increase returns and reduce earnings volatility.

         You can obtain additional information concerning these decisions in our Current Report on Form 8-K dated April 16, 2002, which we filed with the SEC.

LINE OF BUSINESS INFORMATION

We are organized via a customer-focused organizational structure that includes four principal lines of business: Wholesale Banking; Personal Financial Services; International Banking; and Capital Markets. You can obtain additional information about the products and services offered by each line of business in the Line of Business Information section of Management’s Discussion and Analysis included in our Annual Report on Form 10-K previously filed with the SEC.

         We may periodically restate business line results based on modifications to management reporting, profitability measurement, methodologies and organizational changes. We have restated the information for the quarter ended March 31, 2001 presented throughout this section for comparative purposes to reflect the revised organizational structure implemented in October 2001, as well as management reporting modifications implemented in 2002. The information appearing throughout this section is presented on a fully taxable equivalent basis.

Line of Business Earnings Summary

Three months ended March 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Wholesale Banking	$311	$326	$1,169	$1,191	18%	19%

Personal Financial Services	263	282	1,612	1,598	15	20

International Banking	79	105	408	450	20	28

Capital Markets	—	(54)	168	135	nm	nm

All Other	82	(517)	(21)	86	nm	nm

Total	$735	$142	$3,336	$3,460	17%	3%

nm – not meaningful

The following discussion focuses on the components of each of our four major business lines, and explains results in terms of their underlying businesses.

Wholesale Banking

Three months ended March 31	2002	2001
Dollars in millions

Income statement data:

Net interest income	$782	$827

Noninterest income	387	364

Total revenue	1,169	1,191

Provision for credit losses	181	170

Noninterest expense	470	482

Taxes	207	213

Net income	$311	$326

Balance sheet data:

Average assets	$88,900	$96,985

Average loans	78,310	86,020

Average deposits	35,401	32,039

Return on equity	18%	19%

Wholesale Banking earned $311 million in 2002, a decrease of $15 million from the prior year. Earnings from the wholesale banking units reflected less demand for both loan and capital markets-related products as the economic environment remained weak. In addition, economic conditions have impacted credit quality, contributing to an increase in nonperforming loans and the provision for credit losses. Higher cash management fees, along with the impact of cost saving initiatives implemented in 2001, helped to moderate the negative impact of the weak economic climate.

Three months ended March 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Commercial Finance	$124	$135	$378	$369	18%	20%

Corporate Banking	73	76	301	309	15	14

Commercial Banking	62	63	245	257	19	18

Small Business	52	52	245	256	26	25

Total	$311	$326	$1,169	$1,191	18%	19%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Finance earned $124 million in the current quarter, compared to $135 million in 2001. Higher credit costs were partially offset by increased customer demand for cash management services and strong fee generation in both the leasing and retail finance units. Modest growth in the commercial real estate and leasing portfolios was more than offset by declines in certain segments of the asset-based lending portfolio, which we repositioned to reduce credit exposure. Average loans were $37.1 billion for the quarter ended March 31, 2002, down from $38.5 billion a year earlier.

         Corporate Banking, which includes several businesses such as traditional corporate banking and debt capital markets, as well as foreign exchange and derivatives, earned $73 million for the quarter, a decrease of 4% compared to 2001. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and by lower capital markets-related revenues, primarily foreign exchange fees and trading profits, due to current adverse market conditions. This decline was partially offset by higher cash management fees. Average loans were $22.5 billion for the first quarter of 2002, compared to $26.7 billion for the 2001 period, a decline of $4.2 billion, or 16%.

         Commercial Banking, which is composed of middle market lending, government banking, and global services, earned $62 million in the first quarter of 2002, essentially flat with the prior year. Excluding a one-time $5 million after-tax gain from the sale of a business in the first quarter of 2001, earnings increased 7%. While Commercial Banking was adversely impacted by weaker loan demand, a higher level of cash management fees and lower operating expenses resulting from cost saving initiatives implemented in 2001 more than offset the effects. Quarterly average loan balances decreased $1.8 billion to $14.6 billion, while deposits, particularly within the government banking unit, grew approximately $3.1 billion to $14.7 billion, when compared to the prior year.

         Small Business earned $52 million in 2002, consistent with 2001. Declining deposit spreads were offset by the impact of cost saving initiatives implemented in 2001. For 2002, quarterly average loans were $4.1 billion, slightly below the prior year quarterly average of $4.3 billion, while average quarterly deposits were $13.1 billion compared to $12.7 billion.

Personal Financial Services

Three months ended March 31	2002	2001
Dollars in millions

Income statement data:

Net interest income	$924	$936

Noninterest income	688	662

Total revenue	1,612	1,598

Provision for credit losses	228	223

Noninterest expense	977	933

Taxes	144	160

Net income	$263	$282

Key performance data (average balances):
Assets	$51,535	$48,841

Loans	40,239	39,229

Low cost core deposits	52,362	47,559

Assets under management (period end)	166,857	119,857

Average daily trading volumes - retail brokerage (a)	13	23

Return on equity	15%	20%

(a)	Retail brokerage data in thousands of trades.

Personal Financial Services earned $263 million in the current quarter, a decrease of $19 million, or 7%, versus 2001. These lower earnings were primarily due to the impact of weaker market conditions than in 2001. In addition, declines in retail interest rates when compared to the prior year have not kept pace with the declines in wholesale rates, which reflects a decision we made to preserve customer relationships in accordance with our customer-focused strategy announced last year. Effective expense management helped to mitigate the impact of these events. The overall rate of return for this business was also impacted by the 2001 acquisition of Liberty Asset Management, which is currently being integrated into FleetBoston.

Three months ended March 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer Financial Services	$208	$210	$1,154	$1,161	21%	21%

Brokerage & Wealth Management	55	72	458	437	8	17

Total	$263	$282	$1,612	$1,598	15%	20%

Consumer Financial Services, which includes the Retail Distribution, Consumer Lending and Credit Card businesses, earned $208 million in the first quarter of 2002, a decrease of just under 1% from the $210 million earned in the same quarter a year ago. This change in earnings resulted from the declining interest rate environment, which drove down loan yields and put pressure on the deposit taking businesses as we continued our customer-focused strategy and did not pass on the full impact of these rate declines to customers. Nearly offsetting the declines was a beneficial change in deposit mix, as low cost deposit balances in this business unit increased 10%, or $4.2 billion, while higher cost time deposits decreased $4.1 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, expense management and cost savings resulting from the Summit acquisition helped to offset lower revenue levels. Results also benefited from an increase in credit card volumes and an improved mix in the consumer loan portfolio that we achieved through the planned exit from certain less profitable indirect lending portfolios. Average deposits of $66.1 billion were up slightly from 2001.

         The Brokerage and Wealth Management unit is composed of the Columbia Management Group, the Private Clients Group, and our Quick & Reilly brokerage group. These units were negatively impacted by weak market conditions and saw their earnings decrease 24% to $55 million in the current quarter, compared to $72 million in 2001. Declines in the market values of assets under management, which reflect the overall lower valuation of the stock market, drove these results. In addition, average daily trading volumes dropped 43%, and average margin loans decreased approximately $1 billion from March 31, 2001. These changes contributed to the overall earnings decline and are products of current market conditions. A corresponding 14% decline in compensation expense within the brokerage unit helped offset the declines. The market value of domestic assets under management was $167 billion as of March 31, 2002. Excluding $50 billion of such assets acquired in the Liberty acquisition, the market value was $117 billion, versus $120 billion as of March 31, 2001.

International Banking

Three months ended March 31	2002	2001
Dollars in millions

Income statement data:

Net interest income	$257	$287

Noninterest income	151	163

Total revenue	408	450

Provision for credit losses	78	32

Noninterest expense	203	250

Taxes	48	63

Net income	$79	$105

Balance sheet data:

Average assets	$25,799	$26,025

Average loans	17,664	16,137

Average deposits	10,379	11,335

Return on equity	20%	28%

International Banking earned $79 million in the first quarter of 2002, compared to $105 million in the first quarter of 2001, a decrease of $26 million, or 25%. This decrease was directly related to the political and economic situation in Argentina. Argentina’s net income for the quarter was $8 million, compared to $34 million in the prior year, a decline of 76%. The decline in Argentina reflects the significant deterioration that has occurred in that country’s economy over the past twelve months. A new government was installed during the first quarter of 2002, and radical changes have been made to monetary and fiscal policies. Such changes included the pesofication of loans and deposits that had been denominated in U.S. dollars and the abolishment of the fixed currency exchange rate. Brazil earned $52 million, which was flat compared to 2001’s levels. Increased net interest revenue from loan growth, coupled with effective control of operating expenses, helped to offset lower fee income. You can read more detailed information about Argentina and Brazil in the Country Risk section of this discussion and analysis.

Capital Markets

Three months ended March 31	2002	2001
Dollars in millions

Income statement data:

Net interest income	$(16)	$(18)

Noninterest income	184	153

Total revenue	168	135

Noninterest expense	170	225

Tax (benefit)/expense	(2)	(36)

Net income	$—	$(54)

Key performance data:

Average assets	$7,279	$9,167

M&A/Underwriting fees	35	62

Average daily trading volumes - Fleet Specialist(a)	70	52

Robertson Stephens(b)	46	85

Return on equity	nm	nm

(a)	Fleet Specialist data in thousands of trades.

(b)	Robertson Stephens data in millions of shares.
nm – not meaningful

         Capital Markets includes Fleet Specialist, Principal Investing and Robertson Stephens. These units continued to be affected by adverse market conditions and reported breakeven results for the quarter, compared to a net loss of $54 million for the prior year.

Three months ended March 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Fleet Specialist	$26	$34	$80	$98	30%	36%

Principal Investing	(7)	(83)	(6)	(121)	nm	nm

Robertson Stephens	(19)	(5)	94	158	nm	nm

Total	$—	$(54)	$168	$135	nm	nm

nm — not meaningful

Fleet Specialist is one of the largest specialist firms on the NYSE representing the equity securities of approximately 500 companies and accounting for roughly 19% of the volume on the Big Board. It earned $26 million in 2002, a decrease of $8 million, or 24%, from the first quarter of 2001. The impact of an increase in the average daily trading volume of 18,000 trades per day, or 35%, was offset by lower volatility in market prices and the mandated conversion to decimal price quotes that reduced profit opportunities and narrowed spreads on the NYSE.

         Principal Investing recorded a loss of $7 million in the first quarter of 2002, compared to a loss of $83 million a year ago. First quarter 2001 results were affected by write-downs ($80 million after-tax) taken against this portfolio,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reflecting the impairment that resulted from the slowdown in the U.S. economy. At March 31, 2002, the aggregate carrying value of the Principal Investing portfolio was $3.6 billion, a decline of 18% from the first quarter of 2001.

         In both 2002 and 2001, Robertson Stephens’ results were negatively impacted by the downturn in capital markets activities, producing a loss of $19 million in the 2002 quarter versus a loss of $5 million in 2001. The higher 2002 loss was mainly a result of limited underwriting activities and decreased brokerage revenues. Average daily trading volumes declined 46% in the first quarter of 2002 to a level of 46 million shares traded per day, compared to 85 million shares traded per day during the same period a year earlier.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity allocations, combined with transfer pricing offsets. The business activities of our Treasury unit are also included in All Other. The Treasury unit is responsible for managing our securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs.

         Earnings in All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other showed net income of $82 million in the current quarter, compared to a net loss of $517 million in 2001. In 2001, All Other incurred charges related to the Summit acquisition and related integration activity, an estimated loss on the sale of our mortgage banking business, restructuring charges related to severance and related costs associated with downsizing. These were partially offset by gains from divestitures.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

	Three months ended
FTE basis	March 31,
In millions	2002	2001

Interest income	$2,716	$3,918

Tax-equivalent adjustment	22	17

Interest expense	986	1,999

Net interest income	$1,752	$1,936

Net interest income decreased $184 million, or 10%, compared to the three months ended March 31, 2001, primarily the result of a decline in domestic loan volume, increases in nonperforming loans, and the impact of Argentine government actions (i.e., allowing the peso to float against the U.S. dollar and converting into pesos certain assets and liabilities that were previously denominated in U.S. dollars) on the level of Argentine assets and liabilities. An additional factor contributing to the decline was the sale of the mortgage banking business in the second quarter of 2001, specifically the transfer of escrow deposits and a shift from mortgages held for sale to short-term lower yielding assets. These declines were partially offset by an increase in low cost domestic savings deposits and a decrease in high cost wholesale funding.

Net Interest Margin and Interest Rate Spread

Three months ended March 31	2002		2001
FTE basis	Average		Average
Dollars in millions	Balance	Rate	Balance	Rate

Securities	$27,353	5.52%	$32,480	6.93%

Loans and leases:

Domestic	106,174	6.71	115,507	8.76

International	20,022	8.75	18,260	11.91

Due from brokers/dealers	3,969	1.43	3,389	5.32

Mortgages held for sale	364	6.50	2,765	7.25

Other	12,411	4.41	10,955	8.37

Total interest earning assets	170,293	6.47	183,356	8.64

Deposits	95,487	2.26	98,670	4.41

Short-term borrowings	16,586	3.54	22,915	6.37

Due to brokers/dealers	3,911	1.20	3,672	6.24

Long-term debt	24,942	4.78	31,021	6.61

Interest bearing liabilities	140,926	2.83	156,278	5.18

Interest rate spread		3.64		3.46

Interest-free sources of funds	29,367		27,078

Total sources of funds	$170,293	2.34%	$183,356	4.41%

Net interest margin		4.13%		4.23%

Net interest margin for the first quarter of 2002 declined 10 basis points compared to the prior year period. This decline resulted primarily from a lower level of earning assets, primarily lower domestic loan volume and lower mortgages held for sale following the sale of Fleet Mortgage in the second quarter of 2001. Changes in the components of interest earning assets and interest bearing liabilities are discussed in more detail below.

         Average securities decreased $5.1 billion to $27.4 billion for the three months ended March 31, 2002. This decrease was primarily due to sales of securities throughout 2001, including $8 billion of low margin securities following the Summit acquisition, offset in part by purchases of domestic debt securities in the fourth quarter of 2001 and the first quarter of 2002.

         Average domestic loans and leases decreased $9.3 billion to $106.2 billion for the first quarter of 2002, driven primarily by lower domestic commercial, residential and consumer margin loan volumes. These declines were offset, in part, by lease financing receivables and consumer home equity loans. Quarter to quarter, average international loans and leases increased $1.8 billion to $20 billion, primarily the result of commercial loan growth in several countries, with the largest increase in Brazil.

         Average mortgages held for sale decreased $2.4 billion compared to the first quarter of 2001, due to the sale of the mortgage banking business. We continue to originate mortgage loans through our retail banking branches.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Average other interest earning assets increased $1.5 billion to $12.4 billion for the first quarter of 2002, the result of an increase in securities purchased under agreements to resell.

         The $3.2 billion decrease in average interest bearing deposits compared to the first quarter of 2001 reflects a $5 billion decline in international deposits, primarily a result of the economic situation in Argentina, specifically the devaluation of the peso, as well as a decline of $6.6 billion in domestic time deposits. Partially offsetting these declines was an $8.4 billion increase in average money market deposits, enhanced by an increase in customer enrollment in HomeLink, our on-line banking product.

         The $6.3 billion decrease in average short-term borrowings is mainly attributable to a decreased use of federal funds purchased and other short-term borrowings as a funding source as a result of the excess funds from securities sales and the sale of Fleet Mortgage. The decline in yields reflects Federal Reserve Board interest rate reductions throughout 2001.

         Average long-term debt decreased $6.1 billion to $24.9 billion for the first quarter of 2002, reflecting maturities of debt throughout 2001 and the first quarter of 2002, offset, in part, by issuances during the same period. The decline in yields also reflects the impact of Federal Reserve Board interest rate reductions throughout 2001.

Provision for Credit Losses

The provision for credit losses for the first quarter of 2002 amounted to $410 million, compared to $315 million for the 2001 period. This increase primarily resulted from continued pressure on credit costs due to the domestic economic downturn experienced throughout 2001, particularly in commercial lending, as well as the continued economic and political instability in Argentina.

         The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. Levels of future provisions will continue to be a function of management’s assessment of credit risk based upon its quarterly review of the reserve for credit losses, including assessments of the potential impact of domestic economic conditions and the continuing instability in Argentina. Currently, we expect continued high levels of credit costs in 2002, but the level of future provisions cannot be determined with certainty. You can obtain additional information on the reserve for credit losses in the Reserve for Credit Losses section of Management’s Discussion and Analysis, and in Notes 1 and 5 of the Notes to Consolidated Financial Statements, contained in our 2001 10-K, as well as the Reserve for Credit Losses Activity section of this discussion and analysis.

Noninterest Income

Three months ended March 31	2002	2001
In millions

Investment services revenue	$433	$388

Banking fees and commissions	389	390

Capital markets revenue	339	94

Credit card revenue	172	164

Processing-related revenue	81	188

Other noninterest income	170	300

Total noninterest income	$1,584	$1,524

Noninterest income increased $60 million in the first quarter of 2002 compared to the same period a year ago, with the most significant increases in capital markets and investment services revenues. The improvement in capital markets revenue was due to the absence of the previously mentioned $265 million loss on the sale of the Summit securities portfolio in the 2001 period, as well as lower investment write-downs in the Principal Investing portfolio in the 2002 period. Investment services revenue benefited from the Liberty Asset Management acquisition which we completed in the fourth quarter of 2001. Partially offsetting these increases were declines in processing-related revenue and other noninterest income, as the first quarter of 2001 included $107 million of mortgage banking revenue and $146 million of gains related to branch divestitures and the sale of several small businesses.

Investment Services Revenue

Three months ended March 31	2002	2001
In millions

Investment management revenue	$292	$225

Brokerage fees and commissions	141	163

Total investment services revenue	$433	$388

Investment Management Revenue

Three months ended March 31	2002	2001
In millions

Columbia Management Group	$125	$27

Private Clients Group	88	98

Institutional businesses	35	43

International	26	38

Mutual Fund & Investment	15	16

Other	3	3

Total	$292	$225

Investment management revenue increased $67 million in the quarterly comparison. This was primarily the result of the acquisition of Liberty, which is included in Columbia Management Group in the table above, offset, in part, by a lower market valuation of domestic assets under management and a decline in Argentina’s investment management

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenue due to the devaluation of the peso. At March 31, 2002, total domestic and international assets under management amounted to $175 billion. Excluding $50 billion related to Liberty, such total was $125 billion, compared to $128 billion at March 31, 2001.

Brokerage Fees and Commissions

Brokerage fees and commissions declined $22 million in the quarterly comparison, due mainly to the impact of the continued adverse market conditions on Robertson Stephens. These conditions resulted in lower stock trading volumes and related declines in revenue.

Banking Fees and Commissions

Three months ended March 31	2002	2001
In millions

Cash management fees	$124	$84

Deposit account charges	106	129

Electronic banking fees	61	51

Other	98	126

Total banking fees and commissions	$389	$390

Banking fees and commissions remained flat compared to the first quarter of 2001, as increases in cash management and electronic banking fees were offset by lower deposit and other fees. The 48% rise in cash management fees was driven by higher volumes/rates. Declines in deposit and other fees resulted from the impact of devaluation on the reported levels of revenues and expenses in Argentina, and a change in fee structure, in line with our customer-focused strategy.

Capital Markets Revenue

Three months ended March 31	2002	2001
In millions

Market-making revenue	$116	$197

Foreign exchange revenue	83	43

Syndication/agency fees	41	40

Advisory fees	30	41

Trading profits and commissions	26	3

Underwriting revenue	16	40

Securities gains/(losses)	15	(213)

Principal investing	12	(57)

Total capital markets revenue	$339	$94

Capital markets revenue decreased $152 million, excluding the previously mentioned $265 million loss on the sale of the Summit securities portfolio and the $132 million of investment write-downs in the Principal Investing portfolio recorded in the 2001 period, with declines noted in market-making revenue, underwriting revenue and advisory fees. These declines were primarily the result of the slowdown in capital markets activities experienced throughout 2001. This slowdown is expected to continue well into 2002. Partially offsetting these decreases was an increase in foreign exchange revenue more fully described below. Revenues from capital markets activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

         The $81 million decrease in market-making revenue resulted from decreased transaction volumes at Quick & Reilly and Robertson Stephens, due to the effect of market conditions on these businesses.

         Foreign exchange revenue increased $40 million in the first three months of 2002, primarily due to Argentina benefiting from being in a long dollar position (U.S. dollar assets funded by local currency liabilities) as the peso devalued.

         Advisory fees decreased $11 million in the first quarter of 2002, reflecting a lower level of advisory activities at Robertson Stephens, resulting from lower demand for investment banking services in the difficult market environment.

         Trading profits and commissions increased $23 million for the three months ended March 31, 2002, primarily attributable to Robertson Stephens.

         Underwriting revenue in 2002 declined $24 million compared to the first quarter of 2001, with the decrease principally at Robertson Stephens as a result of market conditions.

         Securities gains/(losses) increased $228 million compared to the first quarter of 2001, with the increase due to the absence of the $265 million securities sale loss recorded in 2001, offset by the absence of gains from sales of domestic bonds in the 2001 quarter.

         Principal investing revenue increased $69 million for the first three months of 2002, due to investment write-downs of $132 million recorded in the 2001 period in response to the weakened market environment. During the first quarter of 2002, we made new investments of $135 million, and as of March 31, 2002, the Principal Investing business had unfunded commitments totaling approximately $2 billion. These commitments are drawn down periodically throughout the life of the respective fund. As of March 31, 2002, the Principal Investing portfolio had an aggregate carrying value of approximately $3.6 billion, composed of direct investments in privately held companies and direct investments in companies whose stocks are publicly traded, as well as indirect investments in primary or secondary funds. As we discussed in the Financial Summary section of this discussion and analysis, we recently announced our intent to reduce the size of this portfolio to approximately $2.5 billion over the next couple of years.

Credit Card Revenue

Credit card revenue increased $8 million compared to the same period a year ago, primarily the result of higher interchange fees, reflective of greater card usage, and higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securitization income. These increases were partly offset by higher deferred acquisition costs.

Processing-Related Revenue

Processing-related revenue amounted to $81 million for the first three months of 2002, compared to $188 million for the first three months of 2001. This $107 million decline was attributable to the sale of the mortgage banking business in the second quarter of 2001. Excluding mortgage banking revenue for 2001, overall processing-related revenue was flat year to year.

         Processing-related revenue includes revenues from AFSA Data Corporation, or “AFSA,” which provides third party student loan services and, through contracts with various government agencies, provides healthcare and welfare services. AFSA is the largest student loan servicer in the United States with over 8 million accounts and nearly $87 billion of serviced loans outstanding, a 14% increase over the prior year period.

Other

Other noninterest income for the three months ended March 31, 2002 decreased $130 million to $170 million, compared to the same period a year ago. This decrease was mainly due to the absence of gains totaling $146 million recorded in the 2001 period associated with 2000 branch divestitures and the sale of several small businesses.

Noninterest Expense

Three months ended March 31	2002	2001
In millions

Employee compensation and benefits	$927	$1,055

Occupancy and equipment	269	287

Marketing and public relations	52	63

Legal and other professional	41	69

Intangible asset amortization	22	100

Merger- and restructuring-related charges	—	487

Loss on sale of mortgage banking business	—	327

Other	445	465

Total noninterest expense	$1,756	$2,853

Noninterest expense for the first quarter of 2002 decreased $1.1 billion, or 38%, compared to the same period in 2001. This decline reflected the absence of aggregate charges of $859 million related to the Summit acquisition, the sale of Fleet Mortgage and the restructuring of our capital markets businesses recorded in the 2001 period. Also contributing to the decline was the absence of goodwill amortization in the first quarter of 2002 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on January 1, 2002. The remaining decrease in noninterest expense for the three months ended March 31, 2002 resulted primarily from cost saving initiatives implemented in 2001.

Income Taxes

We recorded income tax expense of $413 million for the first quarter of 2002, compared to $133 million for the same period a year ago. Our effective tax rate was 36.0% and 48.4% for the first quarters of 2002 and 2001, respectively. The higher tax rate for the prior period was generally attributable to a portion of the merger- and restructuring-related charges that was nondeductible. The effective tax rate in the current period was further reduced by the elimination of goodwill amortization in accordance with SFAS No. 142.

FINANCIAL CONDITION

Risk Management

Our management of the risks inherent in our businesses is essential for understanding and assessing our financial performance and for creating long-term value. Four of the primary risk factors inherent in our businesses are credit risk, liquidity risk, market risk and operating risk. All of these risks, if not effectively managed, can result in losses to FleetBoston, as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and monitor compliance with our risk mitigation strategies. While these processes assist us in managing our risk exposures, they cannot fully insulate us from losses. Our businesses require us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Despite best efforts, losses can, and will, periodically occur. Consequently, we continually seek to improve our risk management culture to better balance risks and returns while operating in a dynamic environment.

         You can obtain additional information on our risk management infrastructure, and related credit risk, liquidity risk, market risk and operating risk management processes, in the Financial Condition section of Management’s Discussion and Analysis contained in our 2001 10-K. The following sections provide additional information about credit risk, liquidity risk and market risk.

Credit Risk Management

Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with us. Our credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures, through the establishment of credit policies, the approval of underwriting standards and concentration limits and the granting of credit approval authorities. We have designed these processes to ensure that risks are assessed, properly approved and continuously monitored.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and Leases

	March 31,	December 31,	March 31,
In millions	2002	2001	2001

Domestic:

Commercial and industrial	$46,938	$48,486	$54,249

Commercial real estate	11,915	11,518	11,336

Consumer	32,077	32,349	34,424

Lease financing	13,763	14,413	13,296

Total domestic loans and leases	104,693	106,766	113,305

International:

Commercial	17,477	18,631	15,415

Consumer	1,540	2,783	2,920

Total international loans and leases	19,017	21,414	18,335

Total loans and leases	$123,710	$128,180	$131,640

Total loans and leases decreased $4.5 billion to $123.7 billion from December 31, 2001. This decrease was due to declines of $1.5 billion in domestic commercial & industrial, or “C&I,” loans and $650 million in lease financing, both resulting from runoff and lower business volume, as well as a decline of $272 million in domestic consumer loans, which is described below. The $2.4 billion decrease in our international loan portfolio was due primarily to the impact of Argentine devaluation on the U.S. dollar carrying value of Argentine loans.

Consumer Loans

	March 31,	December 31,	March 31,
In millions	2002	2001	2001

Domestic:

Home equity	$15,055	$13,862	$12,375

Residential real estate	6,763	8,131	11,051

Credit card	5,719	5,547	4,587

Consumer margin loans	1,832	1,976	2,740

Student loans	993	949	1,202

Installment/other	1,715	1,884	2,469

Total domestic loans	32,077	32,349	34,424

International	1,540	2,783	2,920

Total consumer loans	$33,617	$35,132	$37,344

Compared to December 31, 2001, domestic consumer loans decreased $272 million to $32.1 billion at March 31, 2002. This decrease was mainly the result of a $1.4 billion decline in residential real estate loans, mainly attributable to loan runoff and refinancing. Offsetting the decline was a $1.2 billion, or 8.6%, increase in home equity loans, resulting primarily from a fourth quarter 2001 equity loan promotion.

Country Risk

Non-U.S. Operations

Our overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments of the countries in which we conduct activities, including the policies of those governments. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect our Latin American and other overseas activities. You can obtain additional information about our overseas activities in the Country Risk section of Management’s Discussion and Analysis contained in our 2001 10-K.

         This section presents updated information about our operations in Argentina and Brazil, including information concerning the effects of the ongoing economic and political situation in Argentina on these operations.

         In broad terms, the total assets of our overseas operations are subject to a number of risks, collectively referred to as “country risk.” Country risk includes the following:

•	the possibility of deteriorating economic conditions;

•	political and social upheaval;

•	nationalization and expropriation of assets;

•	exchange controls/restrictions on the remittance of funds (transfer or cross-border risk); and

•	currency depreciation or devaluation.

         Cross-border outstandings, which are included in the total assets of our overseas operations, are subject to transfer, or cross-border, risk in addition to credit risk. Cross-border risk is the risk that customers will be unable to meet their contractual repayment obligations of principal and/or interest as a result of actions taken by foreign governments, such as exchange controls, debt moratoria and restrictions on the remittance of funds. Cross-border outstandings include claims on third parties, as well as investments in, and funding of, our overseas operations.

         Cross-border outstandings to Argentina and Brazil each amounted to 1% or more of our consolidated total assets at March 31, 2002 and December 31, 2001, respectively. There were no cross-border outstandings to other countries which exceeded .75% of consolidated total assets at March 31, 2002 and December 31, 2001, respectively.

Argentina

We operate 133 branches in Argentina with total assets of approximately $6.2 billion and $9.3 billion at March 31, 2002 and December 31, 2001, respectively. The decline in Argentine total assets from December 31, 2001 resulted from the involuntary conversion of the majority of these assets into pesos and their subsequent devaluation. As we discussed in our 2001 10-K, in early 2002 the Argentine government implemented measures to convert all U.S. dollar denominated loans and deposits into pesos. The Argentine government continued to implement these measures during the first quarter of 2002. Since the Argentine peso devalued against the U.S. dollar, the resulting dollar value of these assets was lower at March 31, 2002. This also accounts for the decline in loans from $6.7 billion at December 31, 2001 to $4.7 billion at March 31, 2002.

         These assets, which are subject to the country risk described above, have the following components:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	March 31,	Dec. 31,
In billions	2002	2001

Loans	$4.7	$6.7

Placements with central bank and other banks	.5	1.3

Securities	.1	.3

Fixed assets and other nonearning assets	.9	1.0

Total assets	$6.2	$9.3

Components of total assets:

Assets recorded in the Argentine operation funded by liabilities from local residents	$1.8	$4.5

Cross-border outstandings — see separate table	$4.4	$4.8

The table below presents the components of loans.

	March 31,	Dec. 31,
In billions	2002	2001

Consumer	$.6	$1.8

Corporate	2.7	3.7

Middle market	.4	.8

Sovereign	1.0	.4

Total loans	$4.7	$6.7

Consumer loans are mainly composed of residential mortgages and automobile loans. Corporate loans include loans to subsidiaries of U.S. and European multinationals, and to large Argentine corporations. Sovereign loans and related exposures include provincial loans and federal government obligations acquired in the fourth quarter 2001 Argentine government bond swap, which were reclassified from securities. In addition, at March 31, 2002, sovereign loans include the estimated compensation to be received from the Argentine government for the difference between converting loans at a rate of 1 peso per U.S. dollar and deposits at 1.4 pesos per U.S. dollar.

         At March 31, 2002, Argentine nonperforming assets, or “NPAs,” were $202 million, while net credit losses for the first quarter of 2002 were $21 million. We anticipate that the impact of the Argentine government’s actions and the continued recession in Argentina will lead to a substantial increase in NPAs from the March 31, 2002 level. In addition, the Interagency Country Exposure Review Committee, or "ICERC," of U.S. banking regulators has indicated that it will require the banking industry to establish an Allocated Transfer Risk Reserve, or “ATRR,” to cover 50% of Argentine cross-border exposure, as defined, by June 30, 2002. Management had considered the potential of an ATRR regulatory event when recording prior provisions for credit losses. However, until the implementation of the actual regulations is reviewed with the regulators, the ultimate consequences of this regulatory action cannot be determined.

         We have $450 million on deposit with the Argentine central bank to meet statutory reserve requirements related to our Argentine operation’s $1.8 billion of local deposits. We are required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation. The deposits are payable only by the branch in Argentina.

         The Argentine government’s economic measures may significantly impact interest rate and liquidity risk related to the balance sheet of our Argentine operation. To date, there is not sufficient information to fully analyze this potential liquidity and interest rate risk. We will continue to monitor the impact those measures will have on these risks.

         Included in Argentine total assets of $6.2 billion at March 31, 2002 and $9.3 billion at December 31, 2001 are cross-border outstandings, which follow:

	March 31,	Dec. 31,
Dollars in millions	2002	2001

Argentina:

Trade-related claims	$1.0	$1.0

Other claims on third parties	2.0	2.1

Investment in and funding of local operations	1.4	1.7

Total cross-border outstandings	$4.4	$4.8

Cross-border risk mitigation:

Insurance contracts	.8	.8

Guarantees, including trade-related of $.2	.7	.7

Total cross-border outstandings, net of cross-border risk mitigation	$2.9	$3.3

(a)	Commencing at December 31, 2001, we changed our method of reporting cross-border outstandings to include amounts not required in regulatory reporting. If Federal Financial Institutions Examination Council, or "FFIEC," guidelines were used for reporting, total cross-border outstandings would have been $3.1 billion at March 31, 2002 and December 31, 2001.

(b)	Total cross-border outstandings to Argentina were 2.3% of total consolidated assets at March 31, 2002 and December 31, 2001.

(c)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Argentina were 2.7%, 33.7% and 63.6% at March 31, 2002 and 1.7%, 10.9% and 87.4% at December 31, 2001, respectively.

(d)	Cross-border commitments for Argentina at March 31, 2002 and December 31, 2001 were $132 million and $160 million, respectively.

(e)	Amounts at December 31, 2001 were reclassified for comparative purposes.

The $4.4 billion of cross-border outstandings at March 31, 2002 have the following cross-border risk mitigation:

•	Of the $1 billion of trade-related outstandings, $230 million are guaranteed, and are included in the $700 million of loans with guarantees discussed below; $770 million are not guaranteed, of which $700 million are short-term, and have historically received preferential treatment in cross-border risk events;

•	$750 million are covered by insurance. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of these claims and intercompany funding is not permitted due to the inability of the customer to transfer funds or convert the necessary funds into the obligation currency due to government actions. FleetBoston is required to follow specific procedures if a cross-border event occurs, including timely notification of such an event to the insurer;

•	$700 million represents loans with guarantees that cover credit and cross-border risk.

The Argentine government enacted exchange controls in December 2001 that limited the transfer of funds outside of that country. These regulations continue to be modified. As of March 31, 2002, our cross-border outstandings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continue to be impacted by these regulations, and this has resulted in delays in the transfer of U.S. dollars outside of Argentina. We are unable to determine at the present time the ultimate impact those measures will have on our cross-border outstandings.

Argentine Mutual Funds

Our Argentine operation managed approximately $230 million of mutual funds at March 31, 2002. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund redemptions. Therefore, mutual fund investors could not receive redemptions of their funds.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine currency position, which reflects the prevailing economic conditions and government measures implemented during the quarter.

	March 31, 2002		December 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Argentina (a)(b)	$30	$80	$52	$(23)

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

This currency position resulted in a $40 million foreign exchange gain, which was recorded in capital markets revenue in the first quarter. The continued evolution of the Argentine government’s economic measures may impact the size and direction of our currency position in future periods. We continue to monitor this position and its potential impact on our results of operations.

         As a result of the change in Argentina’s financial system from U.S. dollars to pesos, we changed the functional currency of the Argentine unit from the U.S. dollar to the peso, in accordance with SFAS No. 52, “Foreign Currency Translation,” during the first quarter of 2002. The government measures created peso assets in excess of peso liabilities. The impact of this first quarter change was a $175 million after-tax unrealized loss, which was recorded in other comprehensive income.

2002 Developments

The Argentine government has continued to implement various decrees. The president recently appointed a new economy minister who will be evaluating changes to the current economic program.

         In December 2001, the Argentine government issued an order imposing limitations on the ability of bank customers in Argentina to withdraw funds from their accounts in Argentine banks (the “corralito”). Since the corralito was issued, a large number of customers of our Argentine operation, or “BankBoston Argentina,” have filed complaints in the Argentine courts against BankBoston Argentina seeking to invalidate the corralito (on constitutional grounds) and withdraw their funds. Based on BankBoston Argentina’s market share, we expect that a substantial number of additional suits may be filed seeking similar relief.

         We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above, and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political and social uncertainty in the country, it is not possible to predict the impact that future developments may have on Argentina’s economic growth, or on our operations in Argentina.

Brazil

We operate 67 branches in Brazil with total assets of approximately $11.1 billion and $12 billion at March 31, 2002 and December 31, 2001, respectively. These assets are subject to country risk as described above, and have the following components:

	March 31,	Dec. 31,
In billions	2002	2001

Loans	$7.1	$7.3

Securities	1.5	1.5

Resale agreements	1.1	1.5

Other treasury assets	.7	1.0

Fixed assets and other nonearning assets	.7	.7

Total assets	$11.1	$12.0

Components of total assets:

Assets recorded in the Brazilian operation funded by liabilities from local residents	$3.0	$3.6

Cross-border outstandings — see separate table	$8.1	$8.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The table below presents the components of loans.

	March 31,	Dec. 31,
In billions	2002	2001

Consumer	$.4	$.4

Corporate:

Multinationals	3.4	3.1

Brazilian corporations	2.8	3.3

Middle market and financial institutions	.5	.5

Total loans	$7.1	$7.3

NPAs in the Brazilian portfolio were not significant at March 31, 2002, nor were net credit losses for the quarter.

         As part of our Brazilian operation’s balance sheet management, we held approximately $3.2 billion of treasury assets at March 31, 2002. Securities available for sale totaled $1.4 billion, composed mainly of government bonds. These securities have an average duration of approximately two years. We had $1.1 billion of resale agreements with banks in Brazil, which were collateralized by Brazilian government bonds.

         Our Brazilian operation’s balance sheet is partially funded by third party liabilities where the provider assumes the transfer risk, which is discussed below, intercompany funding and local liabilities.

         Included in Brazilian total assets of $11.1 billion and $12 billion at March 31, 2002 and December 31, 2001, respectively, are cross-border outstandings, which follow:

	March 31,	Dec. 31,
Dollars in millions	2002	2001

Brazil:

Trade-related claims	$4.0	$3.9

Other claims on third parties	1.5	1.8

Investment in and funding of local operation	2.6	2.7

Total cross-border outstandings	$8.1	$8.4

Cross-border risk mitigation:

Insurance contracts	$1.1	$1.1

Other trade-related transfer risk mitigation	1.6	1.6

Third party funding	1.9	2.1

Guarantees, including trade-related of $.6	1.1	1.1

Total cross-border outstandings, net of cross-border risk mitigation	$2.4	$2.5

(a)	Commencing at December 31, 2001, we changed our method of reporting cross-border outstandings to include amounts not required in regulatory reporting. If FFIEC guidelines were used for cross-border reporting, total cross-border outstandings would have been $5 billion and $5.1 billion at March 31, 2002 and December 31, 2001, respectively.

(b)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 4.2% and 4.1% at March 31, 2002 and December 31, 2001, respectively.

(c)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Brazil were .7%, 16.4% and 82.9% at March 31, 2002 and 1.1%, 16.6% and 82.3% at December 31, 2001, respectively.

(d)	Cross-border commitments for Brazil at March 31, 2002 and December 31, 2001 were $60 million and $50 million, respectively.
(e)	Trade-related claims at March 31, 2002 and December 31, 2001 include $1.7 billion funded by intercompany liabilities that are not reflected in investment in and funding of local operations.

Our Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $8.1 billion of cross-border outstandings at March 31, 2002 is summarized below.

•	Of the $4 billion of trade-related outstandings, $630 million are guaranteed, and are included in the $1.1 billion of loans with guarantees; $1.6 billion are included in other trade-related transfer risk mitigation; $620 million are included in the $1.9 billion of assets funded with third party liabilities discussed below; and of the remaining $1.2 billion, $560 million are short-term, and have historically received preferential treatment in cross-border risk events.

•	$1.1 billion was covered by insurance contracts (see discussion in Argentina section for more information);

•	$1.6 billion was related to transfer risk mitigation, all of which is trade-related and included in the $4 billion of trade-related claims in the table above. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian central bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;

•	$1.9 billion of assets funded by third-party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment;

•	$1.1 billion represents loans with guarantees that cover credit and cross-border risk. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees.

The third party funding and guarantees may require us to perform certain processes to ensure our coverage under the various cross-border risk mitigation products.

Mutual Funds

We acted as manager for approximately $6.7 billion of mutual funds in Brazil at March 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brazilian Currency Position

Periodically, we establish currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	March 31, 2002		December 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Brazil (a)(b)	$44	$18	$(4)	$4

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. As discussed above, we consider the country risks when we establish internal limits. To date, our Brazilian operations have not been significantly impacted by the events in Argentina. We continue to closely monitor the situation in Argentina and the potential impact it could have on the Brazilian economy and our Brazilian operations.

Nonperforming Assets

	March 31,	Dec. 31,	March 31,
In millions	2002	2001	2001

Domestic:

Commercial and industrial	$1,631	$1,363	$869

Commercial real estate	59	63	48

Consumer	76	70	73

OREO	18	18	29

Total Domestic	$1,784	$1,514	$1,019

International:

Commercial and industrial	$160	$108	$75

Commercial real estate	69	126	77

Consumer	47	87	59

OREO	10	14	15

Total International	$286	$335	$226

Total NPAs	$2,070	$1,849	$1,245

Throughout this 10-Q, including the table above, NPAs and related ratios do not include: (1) loans greater than 90 days past due and still accruing interest, and (2) assets held for sale by accelerated disposition, or “AHAD,” both of which we discuss later in this section.

         NPAs at March 31, 2002 increased $221 million compared to December 31, 2001, and $825 million compared with March 31, 2001. The three-month rise in NPAs was due primarily to additions to domestic C&I nonperforming loans. NPAs at March 31, 2002, as a percentage of related assets and as a percentage of total assets, were 1.67% and 1.08%, respectively, compared to 1.44% and .91%, respectively, at December 31, 2001.

         As noted in previous public comments and our prior filings with the SEC, we anticipate further increases in NPAs during 2002. Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         Loans greater than 90 days past due and still accruing interest were $380 million, $424 million and $352 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Included in these 90 days past due and still accruing amounts were $201 million, $282 million and $264 million of consumer loans at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Impaired Loans

We account for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under the standard, once we have identified a loan as impaired, we measure impairment using discounted cash flows, observable market price or, in the case of collateral-dependent loans, the fair value of the collateral. When the recorded investment in an impaired loan exceeds the estimated fair value, we recognize such impairment as a valuation reserve, which we include as part of the overall reserve for credit losses.

         The following table presents the status of impaired loans. Impaired loans, which are included in the NPA amounts disclosed above, are primarily commercial and commercial real estate loans on nonaccrual status.

	March 31,	Dec. 31,
In millions	2002	2001

Impaired loans with a reserve	$1,463	$1,132

Impaired loans without a reserve	204	333

Total impaired loans	$1,667	$1,465

Reserve for impaired loans (a)	$698	$474

Quarterly average balance of impaired loans	$1,526	$1,398

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

At March 31, 2002 and December 31, 2001, we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $255 million and $270 million, respectively, none of which were accruing interest. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Credit Losses Activity

Three months ended March 31	2002	2002
Dollars in millions

Balance at beginning of year	$3,634	$2,709

Loans charged off	(439)	(330)

Recoveries of loans charged off	50	60

Net charge-offs	(389)	(270)

Provision for credit losses	410	315

Other (a)	(46)	—

Balance at end of period	$3,609	$2,754

Ratios of net charge-offs to average loans	1.25%	.82%

Ratios of reserve for credit losses to period-end loans	2.92	2.09

Ratios of reserve for credit losses to period-end NPLs	177	229

(a)	Related to the devaluation of the peso in Argentina.

The reserve for credit losses to period-end loans was 2.92% at March 31, 2002, compared to 2.83% at December 31, 2001 and 2.09% at March 31, 2001. The increase from March 31, 2001 to March 31, 2002 resulted primarily from incremental provisions recorded in the fourth quarter of 2001 related to Argentine loans, coupled with an overall lower level of loans. We currently anticipate continued high levels of credit costs in 2002, in light of current economic conditions. You can obtain additional information about the reserve for credit losses in the Reserve for Credit Losses section of Management’s Discussion and Analysis contained in our 2001 10-K.

Liquidity Risk Management

The objective of liquidity risk management is to ensure the ability of our parent company and its subsidiaries to meet their financial obligations, including the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan and other funding commitments and the ability to take advantage of new business opportunities. You can obtain additional information about liquidity risk management, including sources of liquidity for our parent company and its banking and nonbanking subsidiaries, the risks posed by these sources of liquidity, and our contractual cash and other commercial and consumer commitments, in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Note 13 of the Notes to Consolidated Financial Statements contained in our 2001 10-K.

         At March 31, 2002, our parent company had commercial paper outstanding of $1 billion, compared with $895 million at December 31, 2001, and short-term liquid assets at March 31, 2002 of $3.2 billion compared to $3.1 billion at December 31, 2001. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries. At March 31, 2002, our parent company had $2.3 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the SEC.

         During the first quarter of 2002, Fleet Capital Trust VIII issued $534 million of trust preferred securities, and invested the proceeds in an equivalent amount of junior subordinated debentures issued by our parent company. We include the trust in our consolidated balance sheet, and the trust preferred securities in long-term debt. Our parent company has fully and unconditionally guaranteed the trust’s obligations under the trust securities. You can obtain additional information about other trusts and their trust preferred securities in Note 7 of the Notes to Consolidated Financial Statements included in our 2001 10-K.

         Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at March 31, 2002 sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

Market Risk Management

         Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. We are exposed to market risk both in our trading activities and in our non-trading, or balance sheet management, activities. The market risk management processes for these activities apply to both balance sheet and off-balance sheet exposures. You can obtain additional information about market risk and market risk management policies in the Market Risk Management section of Management’s Discussion and Analysis included in our 2001 10-K.

Trading Activities

Our trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Exposure to price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

         We use a value-at-risk, or “VAR,” methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in our trading activities. We more fully describe this methodology in the Trading Activities section of Management’s Discussion and Analysis included in our 2001 10-K.

         Under this methodology, aggregate VAR averaged $45 million daily for the three months ended March 31, 2002, a moderate increase from the daily average for all of 2001. During this period, daily VAR ranged from a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

high of $84 million to a low of $28 million. At March 31, 2002, total VAR usage measured $78 million.

         For the three months ended March 31, 2002, the largest contributor to price risk in our trading activities arose from foreign exchange trading activities, which averaged $22 million, or 49% of aggregate VAR. The majority of foreign exchange risk arises from our Argentine and Brazilian operations, which establish currency positions with the intention of taking advantage of expected movements in currency exchange rates and/or interest rates. Additional information concerning these currency positions is included in the Country Risk section of this discussion and analysis.

         Risk from interest rate activities, which includes directional and spread components, for the three months ended March 31, 2002 averaged $18 million, or 40% of aggregate VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, the Brazilian sovereign and high-end corporate bond markets, and some exposure to fixed-income markets in the Asia-Pacific region.

         The contribution to VAR from equity trading activities for the first three months of 2002 decreased to an average of $5 million, or 11% of aggregate VAR. The individual activities that generate most of these risks include our NYSE specialist firm, as well as NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

         Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first quarter of 2002 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date. For the three months ended March 31, 2002, daily trading-related revenues, which include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $2.8 million to a profit of $18.8 million. For the 2001 period, those revenues ranged from a loss of $19.8 million to a profit of $22.1 million.

Balance Sheet Management Activities

U.S. Dollar Denominated Risk Management

U.S. dollar denominated assets and liabilities comprise the majority of our balance sheet. Interest rate risk, defined as the exposure of net income and financial condition to adverse movements in interest rates, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed, and this risk results almost entirely from our domestic operations. You can obtain additional information about our balance sheet management activities, including the sources of interest rate risk and how we manage such risk, in the Balance Sheet Management section of Management’s Discussion and Analysis included in our 2001 10-K.

         To measure interest rate risk, we perform net interest income simulation analysis, which involves projecting future net interest income from assets, liabilities, and derivative positions over a three-year horizon in various interest rate scenarios. In these analyses, we use the market’s implied forecast for future interest rates as the base case. As of March 31, 2002, the market assumed that the Federal Reserve Board would significantly increase short-term interest rates over the next year. Estimated exposures relate to variances in the future path of interest rates from this base case.

         The following table reflects the estimated exposure of net interest income for the next 12 months due to an immediate shift in forecasted interest rates.

	Estimated Exposure to
Rate Change	Net Interest Income
(Basis Points)	(In millions)

	March 31,	Dec. 31,	March 31,
	2002	2001	2001

+200	$109	$51	$68

-200	(397)	(252)	(137)

We believe that the exposure of our net interest income to modest changes in interest rates is insignificant. However, the balance sheet position at March 31, 2002 is exposed to a sudden and severe (e.g., 200 basis points) decline in interest rates. It is important to note that, given the current low level of interest rates, this standard scenario implies a federal funds target interest rate near 0%.

         Estimated net interest income exposures at March 31, 2002 changed modestly from the prior quarter-end. These changes were mainly a consequence of the steeper yield curve at quarter-end and modified assumptions concerning the pricing dynamics of certain products, rather than the result of major balance sheet changes or interest rate risk management strategies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We also perform valuation analysis, which involves projecting future cash flows from assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The Economic Value of Equity, or “EVE,” is the estimated net present value of these discounted cash flows.

         The following table reflects estimated EVE exposures assuming an immediate and prolonged shift in interest rates. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact.

	Estimated Exposure to
Rate Change	Economic Value
(Basis Points)	(In millions)

	March 31,	Dec. 31,	March 31,
	2002	2001	2001

+200	$137	$860	$(399)

+100	274	696	(372)

-100	(522)	(738)	150

-200	(1,171)	(1,673)	(343)

Estimated EVE exposure to a decline in interest rates is less severe at March 31, 2002 than at December 31, 2001. This change reflects the impact of hedging transactions during the quarter, which lengthened the maturities of derivatives hedging interest rate risk.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at March 31, 2002, this risk continued to be insignificant outside Argentina. Within Argentina, the ongoing political and economic instability has introduced several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about our interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of this discussion and analysis, and in our 2001 10-K.

Risk Management Instruments

		Weighted
		Average		Weighted Average
March 31, 2002	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments

Interest rate swaps:

Receive fixed/pay variable hedging:

variable-rate loans	$14,410

fixed-rate deposits	290

short-term debt	40

long-term debt	1,384

	16,124	3.9	$118	5.30%	2.23%

Pay fixed/receive variable hedging long-term debt	3,930	4.9	72	1.87	4.62

Options hedging variable-rate loans	9,500	.5	67	—	—

Total domestic interest rate risk management instruments	29,554	3.0	257	4.63%	2.70%

International interest rate risk management instruments

Interest rate swaps hedging foreign currency denominated variable-rate deposits	189	1.1	(2)	3.81%	5.39%

Total hedges of net interest income	$29,743	2.9	$255	4.62%	2.72%

Foreign exchange risk management instruments

Swaps hedging foreign currency denominated repurchase and resale agreements	$483	1.7	(23)	—	—

Swaps hedging foreign currency denominated long-term debt	87	6.0	(6)	—	—

Forward and spot contracts hedging foreign currency denominated fixed-rate deposits and debt securities; variable-rate loans; and net investment in foreign operations	3,169	.4	(23)	—	—

Futures hedging foreign currency denominated resale agreements	517	.9	—	—	—

Total hedges of foreign exchange	$4,256	.7	$(52)	—	—

Total risk management instruments	$33,999	2.7	$203	4.62%	2.72%

Capital Management

Capital Ratios

	March 31,	December 31,	March 31,
	2002	2001	2001

Risk-adjusted assets (in millions)	$193,274	$201,589	$209,399

Tier 1 risk-based capital (4% minimum)	8.11%	7.37%	7.96%

Total risk-based capital (8% minimum)	11.70	10.95	11.74

Leverage (3% minimum)	8.20	7.50	7.89

Common equity to assets	9.02	8.51	8.88

Total equity to assets	9.16	8.65	9.15

Tangible common equity to assets	6.58	6.18	6.93

Tangible common equity to managed assets	6.10	5.73	6.44

Tangible total equity to assets	6.72	6.31	7.20

At March 31, 2002, we exceeded all regulatory required minimum capital ratios, as our Tier 1 and Total risk-based capital ratios were 8.11% and 11.70%, respectively, compared with 7.37% and 10.95%, respectively, at December 31, 2001. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 8.20% at March 31, 2002 compared with 7.50% at December 31, 2001.

         Fleet Capital Trust VIII, a statutory business trust which is included in our consolidated financial statements,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

issued $534 million of 7.20% trust preferred securities in March 2002. These securities qualify as Tier 1 capital.

RECENT ACCOUNTING DEVELOPMENTS

During the third quarter of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The new standard, which addresses the diversity in practice for recognizing asset retirement obligations, is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the potential impact of SFAS No. 143 on our financial position and results of operations, but do not expect the impact to be material.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

Three months ended March 31	2002	2001
Dollars in millions, except per share amounts

Interest income:

Interest and fees on loans and leases	$2,181	$3,080

Interest on securities and trading assets	403	613

Other	132	225

Total interest income	2,716	3,918

Interest expense:

Deposits of domestic offices	392	772

Deposits of international offices	140	300

Short-term borrowings	145	361

Long-term debt	297	510

Other	12	56

Total interest expense	986	1,999

Net interest income	1,730	1,919

Provision for credit losses	410	315

Net interest income after provision for credit losses	1,320	1,604

Noninterest income:

Investment services revenue	433	388

Banking fees and commissions	389	390

Capital markets revenue	339	94

Credit card revenue	172	164

Processing-related revenue	81	188

Other	170	300

Total noninterest income	1,584	1,524

Noninterest expense:

Employee compensation and benefits	927	1,055

Occupancy and equipment	269	287

Marketing and public relations	52	63

Legal and other professional	41	69

Intangible asset amortization	22	100

Merger- and restructuring-related charges	—	487

Loss on sale of mortgage banking business	—	327

Other	445	465

Total noninterest expense	1,756	2,853

Income before income taxes	1,148	275

Applicable income taxes	413	133

Net income	$735	$142

Diluted weighted average common shares outstanding (in millions)	1,049.5	1,095.9

Net income applicable to common shares	$730	$132

Basic earnings per share	.70	.12

Diluted earnings per share	.70	.12

Dividends declared	.35	.33

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Dollars in millions, except per share amounts	2002	2001

Assets

Cash, due from banks and interest-bearing deposits	$8,050	$12,709

Federal funds sold and securities purchased under agreements to resell	3,846	6,443

Trading assets	5,891	6,989

Securities (including pledges of $14,580 in 2002 and $12,472 in 2001)	29,941	26,662

Loans and leases	123,710	128,180

Reserve for credit losses	(3,609)	(3,634)

Net loans and leases	120,101	124,546

Due from brokers/dealers	3,722	4,960

Premises and equipment	2,724	2,881

Goodwill and other intangible assets	5,011	5,075

Other assets	12,746	13,373

Total assets	$192,032	$203,638

Liabilities

Deposits:

Domestic:

Noninterest bearing	$26,125	$29,058

Interest bearing	81,580	81,074

International:

Noninterest bearing	2,042	2,469

Interest bearing	11,775	16,736

Total deposits	121,522	129,337

Federal funds purchased and securities sold under agreements to repurchase	8,940	9,236

Other short-term borrowings	5,380	6,221

Trading liabilities	1,877	2,138

Due to brokers/dealers	3,751	4,778

Long-term debt	24,348	25,530

Accrued expenses and other liabilities	8,628	8,790

Total liabilities	174,446	186,030

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock, par value $1.00	271	271

Common stock, par value $.01 (1,086.6 million shares issued in 2002 and 1,086.7 million shares issued in 2001)	11	11

Common surplus	4,009	4,055

Retained earnings	14,398	14,078

Accumulated other comprehensive income	355	774

Treasury stock, at cost (40.0 million shares in 2002 and 42.9 million shares in 2001)	(1,458)	(1,581)

Total stockholders’ equity	17,586	17,608

Total liabilities and stockholders’ equity	$192,032	$203,638

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Three months ended March 31	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income/(Loss)	Stock	Total

2001

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361

Net income				142			142

Other comprehensive income, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					68

Change in translation adjustment, net of taxes					5

Change in derivative instruments, net of taxes:

Cumulative effect of adopting SFAS No. 133					204

Net change in fair values of derivatives					88

Net losses reclassified to statement of income					134

Other comprehensive income					499		499

Total comprehensive income							641

Cash dividends declared on common stock ($.33 per share)				(358)			(358)

Cash dividends declared on preferred stock				(10)			(10)

Common stock issued in connection with dividend reinvestment and employee benefit plans			154	57		37	248

Exercise of common stock warrants			77				77

Treasury stock purchased						(581)	(581)

Retirement of treasury stock			(1,033)			1,033	—

Other, net			1			(1)	—

Balance at March 31, 2001	$566	$11	$4,013	$14,392	$539	$(143)	$19,378

2002

Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608

Net income				735			735

Other comprehensive loss, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					(76)

Change in translation adjustment, net of taxes					(179)

Change in derivative instruments, net of taxes:

Net change in fair values of derivatives					(124)

Net gains reclassified to statement of income					(40)

Other comprehensive loss					(419)		(419)

Total comprehensive income							316

Cash dividends declared on common stock ($.35 per share)				(366)			(366)

Cash dividends declared on preferred stock				(5)			(5)

Common stock issued in connection with dividend reinvestment and employee benefit plans			(13)	(44)		90	33

Other, net			(33)			33	—

Balance at March 31, 2002	$271	$11	$4,009	$14,398	$355	$(1,458)	$17,586

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Three months ended March 31	2002	2001
In millions

Cash Flows from Operating Activities

Net income	$735	$142

Adjustments for noncash items:

Depreciation and amortization of premises and equipment	121	135

Amortization of mortgage servicing rights	—	122

Intangible asset amortization	22	100

Provision for credit losses	410	315

Deferred income tax expense/(benefit)	89	(125)

Securities (gains)/losses	(15)	213

Merger- and restructuring-related charges	—	487

Loss on sale of mortgage banking business	—	327

Write-downs of principal investing investments	—	132

Net decrease/(increase) in mortgages held for sale	111	(1,436)

Decrease in trading assets	1,098	585

Decrease in trading liabilities	(261)	(345)

Decrease/(increase) in due from brokers/dealers	1,238	(461)

Decrease in accrued receivables, net	50	715

Decrease in due to brokers/dealers	(1,027)	(422)

Decrease in accrued liabilities, net	(122)	(568)

Other, net	(377)	(669)

Net cash flow provided by/(used in) operating activities	2,072	(753)

Cash Flows from Investing Activities

Net decrease/(increase) in federal funds sold and securities purchased under agreements to resell	2,597	(4,656)

Purchases of securities available for sale	(6,411)	(2,741)

Proceeds from sales of securities available for sale	1,296	9,828

Proceeds from maturities of securities available for sale	1,579	1,773

Purchases of securities held to maturity	(146)	(155)

Proceeds from maturities of securities held to maturity	199	197

Proceeds from sales of loan portfolios by banking subsidiary	—	950

Net decrease in loans and leases	2,167	1,936

Purchases of premises and equipment	(132)	(196)

Purchases of mortgage servicing rights	—	(33)

Net cash flow provided by investing activities	1,149	6,903

Cash Flows from Financing Activities

Net decrease in deposits	(5,215)	(750)

Decrease in short-term borrowings	(613)	(4,544)

Proceeds from issuance of long-term debt	1,188	976

Repayments of long-term debt	(2,821)	(2,526)

Proceeds from issuance of common stock and exercise of warrants	33	325

Repurchase of common stock	—	(581)

Cash dividends paid	(341)	(342)

Net cash flow used in financing activities	(7,769)	(7,442)

Effect of foreign currency translation on cash	(111)	(37)

Net decrease in cash and cash equivalents	(4,659)	(1,329)

Cash and cash equivalents at beginning of period	12,709	12,826

Cash and cash equivalents at end of period	$8,050	$11,497

Supplemental Disclosures

Interest paid	$1,229	$1,936

Income taxes paid	172	150

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 1. BASIS OF PRESENTATION

Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a diversified financial services company with approximately $192 billion in assets headquartered in Boston, Massachusetts, and are organized along four principal lines of business: Wholesale Banking, Personal Financial Services, International Banking and Capital Markets.

         Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. You should read these consolidated financial statements and related notes together with the financial information in our Annual Report on Form 10-K, which we previously filed with the SEC. We have reclassified certain amounts reported in prior periods to conform to current period classifications.

NOTE 2. SECURITIES

The following table presents securities available for sale and held to maturity:

	March 31, 2002		December 31, 2001		March 31, 2001

	Amortized	Market	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:

U.S. Treasury and government agencies	$6,535	$6,470	$4,466	$4,452	$815	$827

Mortgage-backed securities	15,707	15,870	13,786	14,057	15,256	15,484

Foreign debt securities	1,969	2,012	2,257	2,258	2,840	2,810

Other debt securities	2,680	2,662	2,854	2,849	2,997	3,017

Total debt securities	26,891	27,014	23,363	23,616	21,908	22,138

Marketable equity securities	450	439	492	482	846	757

Other equity securities	1,928	1,928	1,951	1,951	2,129	2,129

Total securities available for sale	29,269	29,381	25,806	26,049	24,883	25,024

Total securities held to maturity	560	563	613	616	585	588

Total securities	$29,829	$29,944	$26,419	$26,665	$25,468	$25,612

NOTE 3. LOANS AND LEASES

The following table presents details of loan and lease financing balances:

	March 31,	December 31,
In millions	2002	2001

Domestic:

Commercial and industrial	$46,938	$48,486

Commercial real estate	11,915	11,518

Home equity	15,055	13,862

Residential real estate	6,763	8,131

Credit card	5,719	5,547

Other consumer	4,540	4,809

Lease financing	13,763	14,413

Total domestic loans and leases	104,693	106,766

International loans and leases	19,017	21,414

Total loans and leases	$123,710	$128,180

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

         NOTE 4. RESERVE FOR CREDIT LOSSES

         A summary of activity in the reserve for credit losses follows:

Three months ended March 31	2002	2001
In millions

Balance at beginning of year	$3,634	$2,709

Gross charge-offs:

Domestic:

Commercial and industrial	268	190

Commercial real estate	—	—

Residential real estate	1	1

Credit card	68	67

Other consumer	34	26

Lease financing	23	12

International	45	34

Total gross charge-offs	439	330

Recoveries:

Domestic:

Commercial and industrial	26	24

Commercial real estate	1	2

Residential real estate	1	1

Credit card	4	9

Other consumer	10	7

Lease financing	3	3

International	5	14

Total recoveries	50	60

Net charge-offs	389	270

Provision for credit losses	410	315

Other	(46)	—

Balance at end of period	$3,609	$2,754

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets are not amortized, but must be tested for impairment at least annually. We will amortize finite-lived intangible assets over their useful lives and review them for impairment when circumstances warrant. In addition to the transitional impairment test, which we performed during the first quarter of 2002 and which did not result in any impairment, we must perform the required annual impairment test in the year of adoption of the standard. We are required to apply the new standard prospectively.

         The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at March 31, 2002 and December 31, 2001. Core deposit intangibles, which are insignificant, are not presented in the table.

	March 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:

Purchased credit card	$398	$246	$398	$230

Customer relationship (a)	195	7	195	3

(a)	Recorded in connection with the Liberty acquisition.

The total net carrying value of all intangible assets subject to amortization at March 31, 2002 and December 31, 2001 was $354 million and $372 million, respectively. The carrying value of indefinite-lived intangible assets was $19 million and $13 million at March 31, 2002 and December 31, 2001, respectively. Amortization expense recorded for the three months ended March 31, 2002 and 2001 was $22 million and $21 million, respectively. Estimated amortization for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $86 million, $85 million, $55 million, $18 million and $18 million, respectively.

         The carrying value of goodwill was $4,638 million at March 31, 2002 and $4,690 million at December 31, 2001. No goodwill was acquired, and no impairment losses were recognized, during the first quarter of 2002. The carrying value of goodwill by major line of business was $2.9 billion for Personal Financial Services, $1.1 billion for Wholesale Banking, $.5 billion for Capital Markets and $.1 billion for International Banking at March 31, 2002. These balances were unchanged from December 31, 2001 except for International Banking, which declined $.1 billion due to the devaluation of the Argentine peso. For additional disclosures required by SFAS No. 142, refer to Note 8.

NOTE 6. TRUST PREFERRED SECURITIES

During the first quarter of 2002, one of our statutory business trusts, Fleet Capital Trust VIII, issued $534 million of 7.20% trust preferred securities, and invested the proceeds in an equivalent amount of junior subordinated debentures issued by our parent company. The junior subordinated debentures are the sole assets of the trust, and are unsecured obligations of the parent company, which

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

has fully and unconditionally guaranteed the trust’s obligations under the trust preferred securities. You can obtain additional information about trust preferred securities, including similar securities issued by our other statutory business trusts, in Note 7 of the Notes to Consolidated Financial Statements contained in our 2001 10-K.

NOTE 7. RESTRUCTURING-RELATED CHARGES

During the year ended December 31, 2001, we recorded aggregate merger- and restructuring-related charges of $653 million in our income statement, in connection with our acquisitions of Summit and Liberty Asset Management and business unit restructurings, and reversed $14 million of previously recorded charges related to the BankBoston merger. These charges included $494 million related to restructurings. In addition, in connection with the Liberty acquisition, we recorded $48 million of restructuring costs as goodwill. Of the total $542 million of net restructuring accruals, $289 million remained accrued and unpaid at December 31, 2001. You can obtain additional information about these charges and accruals in Note 12 of the Notes to Consolidated Financial Statements contained in our 2001 10-K.

Summit

Summit-related restructuring charges in 2001 totaled $314 million, including $150 million related to 2,700 positions identified in the first quarter of 2001 for elimination as a result of the restructuring; $96 million for asset write-downs and contract cancellations; $52 million related to facilities; and $16 million for other restructuring expenses.

         Substantially all 2,700 employees left FleetBoston before year-end 2001. Personnel-related costs of $37 million, accruals for asset write-downs and contract cancellations of $13 million, and facilities-related and other costs of $52 million remained accrued and unpaid at December 31, 2001. During the first quarter of 2002, we paid $20 million in severance, $1 million in contract cancellations and $3 million of facilities-related and other costs. In addition, we reversed $5 million of other accrued costs, which were not fully utilized.

Business Unit Restructurings

Business unit restructuring charges of $179 million recorded in 2001 included $132 million related to 1,750 positions identified during 2001 for elimination in connection with the restructuring, of which 1,060 left FleetBoston before year-end 2001; $40 million for future lease obligations and asset write-downs; and $7 million of other restructuring costs. At December 31, 2001, costs accrued and unpaid were $72 million for personnel, $34 million for future lease obligations and asset write-downs, and $5 million for other costs. During the first quarter of 2002, we paid $13 million in personnel costs and wrote off $21 million of assets. In addition, 308 employees left FleetBoston during the quarter.

Liberty Asset Management

Total Liberty-related accruals of $63 million recorded in 2001, composed of $15 million of income statement charges and $48 million of goodwill, included $47 million related to 430 positions identified in 2001 for elimination as a result of the restructuring, of which 50 employees left FleetBoston in 2001; $6 million related to asset write-downs and contract cancellations and $10 million related to facilities. Aggregate accrued and unpaid costs at December 31, 2001 were $62 million. During the first quarter of 2002, we paid $11 million of personnel-related costs and 41 employees left FleetBoston. In addition, we wrote off $4 million of assets.

         The following table presents restructuring accrual activity during the three months ended March 31, 2002.

Restructuring Accrual Activity

		Business
		Unit
In millions	Summit	Restructurings	Liberty

Balance at Dec. 31, 2001	$102	$111	$62

Restructuring reversals	(5)	—	—

Cash payments	(24)	(13)	(11)

Noncash write-downs	—	(21)	(4)

Balance at March 31, 2002	$73	$77	$47

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 8. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended March 31	2002		2001

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,043,872,990	1,043,872,990	1,083,498,054	1,083,498,054

Additional shares due to:

Stock options	—	5,662,438	—	11,826,649

Warrants	—	—	—	549,412

Total equivalent shares	1,043,872,990	1,049,535,428	1,083,498,054	1,095,874,115

Earnings per share:

Net income	$735	$735	$142	$142

Less preferred stock dividends	(5)	(5)	(10)	(10)

Net income available to common stockholders	$730	$730	$132	$132

Total equivalent shares	1,043,872,990	1,049,535,428	1,083,498,054	1,095,874,115

Earnings per share	$ .70	$ .70	$ .12	$ .12

The following table presents net income and earnings per share for the first quarter of 2001, adjusted for the amortization of goodwill.

Adjusted Net Income and Earnings Per Share

Three months ended March 31	2001
Dollars in millions, except per share amounts

Reported net income available to common stockholders	$132

Add back goodwill amortization, net of applicable tax benefit	67

Adjusted net income	$199

Basic earnings per share:

Reported basic earnings per share	$.12

Add back impact of goodwill amortization	.06

Adjusted basic earnings per share	$.18

Diluted earnings per share:

Reported diluted earnings per share	$.12

Add back impact of goodwill amortization	.06

Adjusted diluted earnings per share	$.18

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. Management, based on its review with counsel of the development of these matters to date, considers that the aggregate loss resulting from the final outcome, if any, of these proceedings should not be material to FleetBoston’s financial condition or results of operations.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we enter into a variety of interest rate and foreign exchange derivative contracts in connection with our balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and our trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. You can obtain additional information about our use of derivatives, including related accounting policies, in Notes 1 and 14 of the Notes to Consolidated Financial Statements contained in our 2001 10-K.

Balance Sheet Management Activities

In connection with our balance sheet management activities, we use non-trading derivative financial instruments to manage market risk, primarily interest rate risk.

         Fair Value Hedges. We utilize derivatives categorized as fair value hedges to convert fixed-rate debt to floating-rate debt, as part of our overall interest rate risk management process.

         For the three months ended March 31, 2002, we recognized net pre-tax gains of approximately $.1 million, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness for the three months ended March 31, 2002 were pre-tax losses of approximately $.1 million. We include all components

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

         Cash Flow Hedges. We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

         For the three months ended March 31, 2002, we recognized net pre-tax gains of approximately $.5 million, which represented the total ineffectiveness of all cash flow hedges.

         Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2002, we expect approximately $304 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

         Hedges of Net Investments in Foreign Operations. We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the three months ended March 31, 2002, we recorded net after-tax gains of approximately $.6 million in other comprehensive income related to these derivatives.

Credit Risk

Our use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to losses that we would recognize if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage the level of credit exposure, we deal only with counterparties of good credit standing, establish counterparty credit limits, in certain cases have the ability to require securities collateral, and enter into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments are included in other liabilities in our consolidated balance sheet.

         Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $385 million at March 31, 2002, versus $696 million at December 31, 2001. Foreign exchange derivative instruments had credit exposure of $30 million at March 31, 2002, versus $52 million at December 31, 2001. Trading derivatives had credit exposure of $3.1 billion at March 31, 2002, versus $3.6 billion at December 31, 2001.

NOTE 11. LINE OF BUSINESS INFORMATION

Information about our operating segments for three months ended March 31, 2002 and 2001 is included in the Line of Business Information section of Management’s Discussion and Analysis included in this 10-Q.

NOTE 12. STRATEGIC DIVESTITURES

On April 16, 2002, we announced our decision to sell or liquidate Robertson Stephens, our investment banking firm, and AFSA Data Corporation, a provider of student loan processing and healthcare and welfare services. We also announced that we will exit our fixed income business in Asia. The aggregate assets and liabilities of Robertson Stephens and AFSA totaled approximately $3 billion and $2 billion, respectively, at March 31, 2002. We expect to complete the disposal of these businesses during 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information required in response to this Item is incorporated by reference from the discussion of the Argentine corralito litigation, under the caption 2002 Developments, in the Country Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part 1 of this Report.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	FleetBoston held its Annual Meeting of Stockholders on April 16, 2002.

(b)	Not applicable.

(c)	A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included. Four matters were voted on at the Annual Meeting.

1.	Election of Directors

All seven nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

		Authority	Term
Name of Director	For	Withheld	Expiration

Paul J. Choquette, Jr.	808,563,466	43,034,734	2005

Kim B. Clark	814,411,027	37,187,173	2005

Robert M. Kavner	814,746,841	36,851,359	2005

Donald F. McHenry	809,719,609	41,878,591	2005

Michael B. Picotte	796,623,411	54,974,789	2005

Francene S. Rodgers	814,489,610	37,108,590	2005

Thomas M. Ryan	808,527,723	43,070,477	2005

The following directors will continue in office and were not up for re-election.

Term
Name of Director	Expiration

William Barnet, III	2003

John T. Collins	2003

Gary L. Countryman	2003

Charles K. Gifford	2003

Marian L. Heard	2003

Thomas J. May	2003

Terrence Murray	2003

Joel B. Alvord	2004

Daniel P. Burnham	2004

T.J. Dermot Dunphy	2004

Henrique C. Meirelles	2004

T. Joseph Semrod	2004

Paul R. Tregurtha	2004

2.	Ratification of Selection of Independent Accountants

The second proposal voted on by stockholders of the Corporation, to ratify the selection of PricewaterhouseCoopers LLP to serve as the Corporation’s independent accountants for 2002, was approved with 807,363,460 votes cast for, 39,773,229 votes cast against and 4,461,511 abstentions. There were no broker non-votes on this proposal.

3.	Stockholder Proposal A regarding Term Limits for Outside Directors

The third proposal voted on by stockholders of the Corporation, to require term limits for outside directors, was rejected with 42,783,830 votes cast for, 652,250,386 votes cast against, 10,402,619 abstentions and 146,161,365 broker non-votes.

4.	Stockholder Proposal B regarding the Establishment of an Executive Compensation Review

The fourth proposal voted on by stockholders of the Corporation, to establish an executive compensation review, was rejected with 90,319,226 votes cast for, 598,235,545 votes cast against, 16,882,014 abstentions and 146,161,415 broker non-votes.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from January 1, 2002 to the date of the filing of this report:

•	Current Report on Form 8-K, dated January 29, 2002, announcing earnings for the quarter and year ended December 31, 2001.

•	Current Report on Form 8-K, dated March 1, 2002, announcing the completion of a public offering of $500 million of 7.20% preferred securities of Fleet Capital Trust VIII.

•	Current Report on Form 8-K, dated April 16, 2002, announcing earnings for the quarter ended March 31, 2002 and a series of strategic decisions designed to re-deploy capital to core businesses and reduce earnings volatility, and reporting remarks by our Chief Financial Officer concerning guidance on full year 2002 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FleetBoston Financial Corporation

(Registrant)

/s/ Eugene M. McQuade	/s/ Ernest L. Puschaver

Eugene M. McQuade Vice Chairman and Chief Financial Officer	Ernest L. Puschaver Chief Accounting Officer

DATE:   May 15, 2002