Form 10-Q
period 2002-06-30
FLEETBOSTON FINANCIAL CORP
filed 2002-08-14
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for quarterly period ended June 30, 2002

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______________ to ______________

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

The number of shares of common stock of the Registrant outstanding as of July 31, 2002 was 1,047,716,409.

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2002
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PAGE

PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Consolidated Statements of Income

Three and six months ended June 30, 2002 and 2001	25

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001	26

Consolidated Statements of Changes in Stockholders’ Equity

Six months ended June 30, 2002 and 2001	27

Consolidated Statements of Cash Flows

Six months ended June 30, 2002 and 2001	28

Condensed Notes to Consolidated Financial Statements	29

PART II. OTHER INFORMATION	36

SIGNATURES	37

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

FINANCIAL SUMMARY

	Three months		Six months
Dollars in millions,	ended June 30		ended June 30
except per share amounts	2002	2001	2002	2001

Earnings
Net interest income (FTE)(a)	$1,656	$1,889	$3,388	$3,792
Noninterest income	1,004	1,149	2,416	2,447
Noninterest expense	1,597	1,873	3,163	4,452
Provision for credit losses	1,250	313	1,658	627
(Loss)/income from continuing operations	(106)	521	630	674
(Loss)/income from discontinued operations	(280)	10	(281)	(2)
Net (loss)/income	(386)	531	349	672

Per Common Share
Basic earnings:
Continuing operations	$(.11)	$.47	$.59	$.60
Net income	(.37)	.48	.32	.60
Diluted earnings:
Continuing operations	(.11)	.47	.59	.60
Net income	(.37)	.48	.32	.60
Cash dividends declared	.35	.33	.70	.66
Book value	15.79	17.47	15.79	17.47

Ratios
Continuing operations:
Return on average assets(b)	nm	1.02%	.67%	.66%
Return on average common equity	nm	10.84	7.14	6.96
Net income:
Return on average assets	nm	1.01	.36	.64
Return on average common equity	nm	11.05	3.91	6.94
Total equity to assets (period-end)	8.80%	9.54	8.80	9.54
Tangible common equity to assets	6.37	7.41	6.37	7.41
Tier 1 risk-based capital	8.15	8.47	8.15	8.47
Total risk-based capital	11.82	12.25	11.82	12.25
Leverage	8.11	8.29	8.11	8.29

At June 30
Total assets	$191,040	$202,134	$191,040	$202,134
Loans and leases	116,201	127,845	116,201	127,845
Deposits	121,114	123,343	121,114	123,343
Long-term debt	22,654	27,816	22,654	27,816
Stockholders’ equity	16,816	19,276	16,816	19,276
Nonperforming assets	3,891	1,394	3,891	1,394

(a)	The fully taxable equivalent (FTE) adjustment included in net interest income was $14 million and $17 million for the three months ended June 30, 2002 and 2001, respectively, and $36 million and $33 million for the six months ended June 30, 2002 and 2001, respectively.

(b)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

nm – not meaningful

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or the “SEC.” This discussion updates our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, both of which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K and the 10-Q. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

         Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $191 billion in assets, and we currently rank as the seventh-largest financial holding company in the United States based on total assets.

         Our key lines of business include Wholesale Banking, which includes commercial finance, corporate banking, commercial banking and small business services; Personal Financial Services, which includes consumer and community banking, wealth management and brokerage; Capital Markets, which includes brokerage market-making and principal investing; and International Banking, principally in Latin America. You can read more about these business lines and their supporting business units in the Line of Business Information section of this discussion and analysis.

         This discussion and analysis contains certain forward-looking statements with respect to our financial condition, results of operations, future performance and business. These statements are based on certain assumptions by management which involve risks and uncertainties. Actual results may differ materially from those contemplated by these statements due to many factors, including, but not limited to:

•	general political and economic conditions, either domestically or internationally;

•	the political, economic and social uncertainties in Argentina;

•	political and economic uncertainties in Brazil, as well as the economic uncertainties in Uruguay;

•	further deterioration in credit quality, including the resultant effect on the levels of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	continued weakness in global capital markets in general, and the technology and telecommunications industries in particular, and the impact of that weakness on our Principal Investing and other capital markets business lines;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines;

•	changes in accounting rules, policies, practices and procedures with respect to certain proposals under consideration by U.S. legislators and regulatory and self-regulatory bodies; and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	legal and regulatory proceedings and related matters with respect to the financial services industry.

         We recorded a loss of $386 million, or $.37 per share, in the second quarter of 2002 compared to net income of $531 million, or $.48 per share, in the second quarter of 2001. For the six months ended June 30, 2002, net income was $349 million, or $.32 per share, compared to $672 million, or $.60 per share, for the prior year period.

         Included in these results was a loss of $280 million from discontinued operations for the second quarter of this year and $281 million for the first six months of 2002, which resulted from a series of strategic decisions announced in April 2002 designed to re-deploy capital to our core businesses and to reduce earnings volatility. These decisions, which we previously discussed in our first quarter 2002 10-Q, included our intent to sell our investment banking subsidiary, Robertson Stephens, our student loan processing subsidiary, AFSA Data Corporation, or “AFSA,” and our fixed income business in Asia. You can obtain more information about these and other strategic decisions in our Current Report on Form 8-K dated April 16, 2002, which we filed with the SEC.

         We completed the sale of AFSA on June 10, 2002, and recorded a related after-tax gain of $173 million. We have actively marketed Robertson Stephens and the Asia fixed income business since April 2002, and as of June 30, 2002, these businesses were held for sale. Accordingly, they are presented in the accompanying consolidated balance sheet at the lesser of carrying value or estimated fair value less costs to sell, including related exit costs. With respect to Robertson Stephens, since we were unable to sell this business as a unit to a third party or reach an agreement for an employee buyout, we announced in July 2002 that we would be winding down the operations of this business unit. Accordingly, we are actively selling the assets of this business, terminating lease and other agreements, and expect to substantially complete these efforts during the third quarter of 2002. We expect to substantially complete the disposal of the Asia fixed income business by early next year.

         The AFSA sale gain, and estimated after-tax losses related to Robertson Stephens and Asia of $421 million and $30 million, respectively, are included in results from discontinued operations in our income statement. This line also includes the operating results of these businesses for the respective periods. We have presented all prior period information on the same basis. For more financial information with respect to these businesses, refer to Note 2 to the consolidated financial statements included in this 10-Q.

         The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, for the three months ended June 30, 2002, we incurred a net loss of $106 million, or $.11 per share, compared to net income of $521 million, or $.47 per share, for the three months ended June 30, 2001. In the six-month period, we earned $630 million, or $.59 per share, in 2002 compared to $674 million, or $.60 per share, in the same period a year ago. Lower earnings for the 2002 periods were primarily attributable to the continued economic deterioration in Argentina and additional provisions for domestic credit losses. Prior year results reflected after-tax charges related to the Summit acquisition, the sale of our mortgage banking business, restructurings within our capital markets businesses, investment write-downs and business sale gains. These current and prior year items are discussed in more detail elsewhere in this discussion and analysis.

         Results for both the second quarter and first six months of 2002 continued to be adversely impacted by the slowdown in the U.S. economy that began in the latter half of 2000, particularly revenues from our capital markets and investment services businesses. 2002 results, however, were positively impacted by lower operating expenses from the corporate-wide cost containment program disclosed in previous SEC filings and significantly lower write-downs of investments in our Principal Investing portfolio. In addition, compared to 2001, 2002 earnings benefited by $.06 per share in each of the first and second quarters from the discontinuance of goodwill amortization, in accordance with the new goodwill accounting standard, SFAS No. 142, which we adopted on January 1, 2002. Prior periods were not restated. This standard is more fully discussed in Note 6 to the consolidated financial statements included in this 10-Q.

LINE OF BUSINESS INFORMATION

Our customer-focused organizational structure includes four principal lines of business: Wholesale Banking, Personal Financial Services, Capital Markets, and International Banking. You can obtain additional information about the products and services offered by each line of business in the Line of Business Information section of Management’s Discussion and Analysis included in our 2001 Annual Report on Form 10-K previously filed with the SEC.

         We may periodically restate business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have restated the information for the quarter and six months ended June 30, 2001 presented throughout this section to reflect the revised organizational structure implemented in October 2001, as well as management reporting modifications implemented through June 30, 2002. The information appearing throughout this section is presented on both a fully taxable equivalent and a continuing operations basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Line of Business Earnings Summary

Three months ended June 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Wholesale Banking	$312	$356	$1,163	$1,227	18%	20%

Personal Financial Services	265	265	1,555	1,512	16	19

Capital Markets	(23)	(267)	7	(388)	nm	nm

International Banking	(475)	123	(201)	456	nm	33

All Other	(185)	44	136	231	nm	nm

Total	$(106)	$521	$2,660	$3,038	nm	11%

Six months ended June 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Wholesale Banking	$623	$685	$2,331	$2,418	18%	20%

Personal Financial Services	516	536	3,089	3,049	16	20

Capital Markets	(4)	(316)	81	(412)	nm	nm

International Banking	(398)	224	190	886	nm	31

All Other	(107)	(455)	113	298	nm	nm

Total	$630	$674	$5,804	$6,239	7%	7%

nm – not meaningful

The following discussion focuses on the components of each of our four major business lines, and explains results in terms of their underlying businesses.

Wholesale Banking

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$761	$832	$1,544	$1,658

Noninterest income	402	395	787	760

Total revenue	1,163	1,227	2,331	2,418

Provision for credit losses	186	160	367	324

Noninterest expense	458	474	928	957

Tax expense	207	237	413	452

Net income	$312	$356	$623	$685

Balance sheet data:

Average assets	$86,131	$94,073	$87,498	$95,542

Average loans and leases	75,737	83,762	77,007	84,885

Average deposits	35,505	31,970	35,453	32,005

Return on equity	18%	20%	18%	20%

Wholesale Banking earned $312 million in the second quarter of 2002, a decrease of $44 million from the prior year quarter. Earnings from the underlying business units reflected reduced demand for both loan- and capital markets-related products as the economic environment remained weak. In addition, economic conditions have impacted credit quality, contributing to an increase in nonperforming loans and the provision for credit losses. Higher cash management fees, resulting from higher sales and cross-selling activities, along with the impact of cost saving initiatives implemented in 2001, helped to moderate the negative impact of the weak economic climate.

Three months ended June 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Commercial Finance	$120	$149	$373	$402	18%	21%

Corporate Banking	68	87	289	317	13	17

Commercial Banking	66	63	250	248	20	18

Small Business	58	57	251	260	28	27

Total	$312	$356	$1,163	$1,227	18%	20%

Commercial Finance earned $120 million in the current year quarter, compared to $149 million in 2001. Higher credit costs were partially offset by increased customer demand for cash management services and growth in the commercial real estate lending unit. Growth in the commercial real estate portfolio was more than offset by declines in certain segments of the asset-based lending portfolio, which we repositioned to reduce credit exposure. Quarterly average balances of lease financing receivables for the second quarters of 2002 and 2001, composed of net investments in direct financing, leveraged and operating leases, were $14.5 billion and $14.7 billion, respectively. Included in the $14.5 billion was $750 million (approximately $75 million our single largest exposure) invested in the domestic commercial airline sector, substantially all of which related to major trunk and commuter airlines. Average aggregate loans and leases were $36.1 billion for the quarter ended June 30, 2002, down from $38.4 billion a year earlier.

         Corporate Banking, which includes several businesses such as traditional corporate banking and debt capital markets, as well as foreign exchange and derivatives, earned $68 million for the quarter, a decrease of 22% compared to 2001. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and by lower foreign exchange fees due to current market conditions. This decline was partially offset by higher cash management fees. Average loans were $20.9 billion for the second quarter of 2002, compared to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$24.7 billion for the 2001 period, a decline of $3.8 billion, or 15%.

         As we discussed in our first quarter 2002 10-Q, we announced in April of this year that we intended to reduce our exposure to targeted, non-strategic areas of corporate lending by $10 billion. Thirty percent of this exposure consists of funded loans, with the remainder composed of unfunded, or off-balance sheet, commitments. This reduction effort is progressing, and plans are currently in place to exit or reduce exposures by over $10 billion. We anticipate that this effort, about 75% of which we expect to complete by the end of this year, will result in an improved risk profile.

         Commercial Banking, which is composed of middle market lending, government banking, and global services, earned $66 million in the second quarter of 2002, an increase of $3 million from the prior year. A higher level of cash management fees and lower operating expenses, resulting from cost saving initiatives implemented in 2001, more than offset the impact of reduced loan demand. Quarterly average loan balances decreased $1.9 billion to $14.6 billion, while deposits, particularly within the government banking unit, grew approximately $2.5 billion to $14.5 billion, when compared to the prior year.

         Small Business earned $58 million in the second quarter of 2002, up slightly from the second quarter of 2001. The introduction of new products and continued emphasis on cross-selling, as well as the impact of cost saving initiatives implemented in 2001, offset declining deposit spreads. For 2002, quarterly average loans were $4.1 billion, slightly below the prior year quarterly average of $4.2 billion, while quarterly average deposits were $13.5 billion compared to $12.8 billion.

Personal Financial Services

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$930	$924	$1,850	$1,865

Noninterest income	625	588	1,239	1,184

Total revenue	1,555	1,512	3,089	3,049

Provision for credit losses	234	240	462	463

Noninterest expense	913	854	1,833	1,743

Tax expense	143	153	278	307

Net income	$265	$265	$516	$536

Balance sheet data:

Average assets	$50,517	$48,433	$50,838	$48,572

Average loans	39,604	38,025	39,920	38,624

Average low-cost core deposits	53,497	48,959	52,932	48,263

Return on equity	16%	19%	16%	20%

Personal Financial Services earned $265 million in the current year quarter, consistent with 2001. The group benefited from solid loan growth, particularly in home equity products, strong growth in low-cost core deposits, and effective expense management. These factors combined to offset the impact of lower deposit spreads and a decline in the market value of assets under management. The overall rate of return for this business line was also impacted by goodwill recorded in connection with the 2001 acquisition of Liberty Asset Management, which is currently being integrated into our Columbia Management Group.

Three months ended June 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer Financial Services	$206	$209	$1,098	$1,125	21%	22%

Wealth Management and Brokerage	59	56	457	387	9	14

Total	$265	$265	$1,555	$1,512	16%	19%

Consumer Financial Services, which includes the Consumer Banking & Distribution, Community Investment Group and Credit Card businesses, earned $206 million in the second quarter of 2002, a decrease of just over 1% from the $209 million earned in the same quarter a year ago. This change in earnings resulted from the declining interest rate environment, which drove down loan yields and put pressure on spreads in the deposit-taking businesses, as we continued our customer-focused strategy and did not pass on the full impact of these rate declines to our deposit customers. Partially offsetting the declines was a beneficial change in deposit mix, as low-cost deposit balances in this business unit increased 10%, or $4.3 billion, while higher-cost time deposits decreased $4.1 billion. In addition, expense management and cost savings resulting from the Summit acquisition helped to offset lower revenue levels. Results also benefited from an increase in credit card volumes and an improved mix in the consumer loan portfolio that we achieved through the planned exit from certain less profitable indirect lending portfolios.

         The Wealth Management and Brokerage unit is composed of the Columbia Management Group, the Private Clients Group, and our Quick & Reilly brokerage group. These units, although negatively impacted by weak market conditions, saw their earnings increase 5% to $59 million in the current quarter, compared to $56 million in 2001, as a result of effective expense management. Declines in the market value of assets under management, which reflected the overall lower valuation of the stock market, were offset by additional volume, approximately $48 billion, from the fourth quarter 2001 Liberty acquisition. In addition, average daily trading volumes dropped 21%, and average margin loans decreased approximately $.7 billion from June 30, 2001. The market value of domestic assets under management was $156 billion as of June 30, 2002 (including $48 billion from Liberty) versus $121 billion as of June 30, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Markets

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$(24)	$(36)	$(44)	$(67)

Noninterest income	31	(352)	125	(345)

Total revenue	7	(388)	81	(412)

Noninterest expense	45	51	89	109

Tax benefit	(15)	(172)	(4)	(205)

Net loss	$(23)	$(267)	$(4)	$(316)

Return on equity	nm	nm	nm	nm

nm – not meaningful

Capital Markets includes Fleet Specialist and Principal Investing. These units continued to be affected by adverse market conditions, as more fully discussed below.

Three months ended June 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Fleet Specialist	$24	$26	$73	$82	30%	31%

Principal Investing	(47)	(293)	(66)	(470)	nm	nm

Total	$(23)	$(267)	$7	$(388)	nm	nm

nm – not meaningful

Fleet Specialist is one of the largest specialist firms on the NYSE, representing the common and preferred stocks of more than 500 companies and accounting for roughly 19% of the volume on the Big Board. It earned $24 million in 2002, a decrease of $2 million, or 8%, from the second quarter of 2001. The impact of an increase in the average daily trading volume of 9,000 trades per day, or 13%, was offset by lowered profit opportunities and narrowed spreads from difficult market conditions, compared to the second quarter of 2001.

         Principal Investing recorded a net loss of $47 million in the second quarter of 2002, compared to a net loss of $293 million a year ago. These quarterly results were affected by after-tax write-downs of $43 million and $290 million, respectively, taken against this portfolio, reflecting the impairment of value that resulted from the continued weakness in the U.S. economy. At June 30, 2002, the aggregate carrying value of the Principal Investing portfolio was $3.7 billion, a decline of 9% from the second quarter of 2001, due primarily to write-downs. As we discussed in our first quarter 2002 10-Q, we announced our intent in April of this year to reduce the size of this portfolio to approximately $2.5 billion over the next couple of years.

International Banking

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$190	$296	$438	$577

Noninterest income	(391)	160	(248)	309

Total revenue	(201)	456	190	886

Provision for credit losses	328	30	405	61

Noninterest expense	183	230	375	469

Tax (benefit)/expense	(237)	73	(192)	132

Net (loss)/income	$(475)	$123	$(398)	$224

Balance sheet data:

Average assets	$21,588	$25,514	$22,724	$25,086

Average loans	14,988	15,995	15,778	15,700

Average deposits	7,601	10,922	8,294	10,761

Return on equity	nm	33%	nm	31%

nm – not meaningful

International Banking reported a net loss of $475 million in the second quarter of 2002, compared to net income of $123 million in the second quarter of 2001. The vast majority of this decrease was directly related to the political and economic situation in Argentina. Argentina’s net loss for the quarter was $489 million, compared to net income of $46 million in the prior year, and reflects the impact of an additional credit provision and securities charges, as well as dramatic changes in the Argentine government’s monetary and fiscal policies. These government-mandated policies include the pesofication of loans and deposits that had been denominated in U.S. dollars, the abolishment of the fixed currency exchange rate, the elimination of the inflation indexation on many consumer loans, the court-ordered payout of certain frozen deposits, and valuation adjustments on foreign exchange contracts. Brazil reported break-even earnings for the current quarter, which were down $57 million compared to 2001’s levels. Brazil’s results reflected the decision to reposition the balance sheet and reduce risk in that country, which we announced in April 2002. You can read more detailed information about Argentina and Brazil in the Country Risk section of this discussion and analysis.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity allocations, combined with transfer pricing offsets. For instance, the provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This methodology differs from the method used to determine our consolidated provision for credit losses for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other. You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2001 10-K.

         The business activities of our Treasury unit are also included in All Other. The Treasury unit is responsible for managing our securities and residential mortgage portfolios, the balance sheet management function and wholesale funding needs.

         Results of All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other showed a net loss of $185 million in the current quarter, compared to net income of $44 million in 2001. In 2002, All Other included an additional provision for credit losses in the domestic commercial and industrial, or “C&I,” portfolio, partially offset by securities gains. In 2001, All Other included charges related to the Summit acquisition and related integration activity and a loss on the sale of our mortgage banking business. These were partially offset by gains from divestitures.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

	Three months		Six months
FTE basis	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Interest income	$2,673	$3,515	$5,359	$7,374

Tax-equivalent adjustment	14	17	36	33

Interest expense	1,031	1,643	2,007	3,615

Net interest income	$1,656	$1,889	$3,388	$3,792

Net interest income decreased $233 million, or 12%, in the quarterly comparison and $404 million, or 11%, in the six-month comparison, primarily the result of a decline in domestic loan volume, increases in domestic and international nonperforming loans, and the impact of Argentine government actions (i.e., allowing the peso to float against the U.S. dollar and converting into pesos certain assets and liabilities that were previously denominated in U.S. dollars) on the level of Argentine assets and liabilities. In addition, net interest income in the 2002 periods was adversely impacted by Argentine government-mandated rule changes subjecting all deposits to inflation-related indexation adjustments. An additional factor contributing to the decline in net interest income was the sale of the mortgage banking business in the second quarter of 2001. These declines were partially offset by an increase in low-cost domestic savings deposits and a decrease in higher-cost wholesale funding.

Net Interest Margin and Interest Rate Spread

	Three months ended June 30				Six months ended June 30
	2002		2001		2002		2001
FTE basis	Average		Average		Average		Average
Dollars in millions	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Securities	$29,416	5.51%	$25,556	6.86%	$28,356	5.52%	$28,986	6.90%

Loans and leases:

Domestic	100,026	6.77	109,433	8.11	102,005	6.77	111,409	8.46

International	19,513	9.57	20,218	11.05	20,246	9.03	19,788	11.23

Due from brokers/dealers	3,860	1.47	4,424	4.00	3,915	1.45	3,913	4.56

Mortgages held for sale	296	6.21	3,315	7.17	324	6.47	3,042	7.05

Other	7,625	5.59	13,479	6.49	8,815	5.14	10,559	7.81

Total interest earning assets	160,736	6.69	176,425	8.02	163,661	6.61	177,697	8.37

Deposits	92,318	2.72	96,524	3.82	93,137	2.49	96,826	4.11

Short-term borrowings	13,212	3.05	19,857	5.14	14,541	3.39	20,518	5.98

Due to brokers/dealers	4,048	1.20	4,066	4.08	3,976	1.20	3,866	5.10

Long-term debt	23,433	5.00	28,815	5.93	24,183	4.88	30,092	6.25

Interest bearing liabilities	133,011	3.11	149,262	4.41	135,837	2.97	151,302	4.81

Interest rate spread		3.58		3.61		3.64		3.56

Interest-free sources of funds	27,725		27,163		27,824		26,395

Total sources of funds	$160,736	2.57%	$176,425	3.73%	$163,661	2.46%	$177,697	4.10%

Net interest margin		4.12%		4.29%		4.15%		4.27%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin for the second quarter of 2002 declined 17 basis points compared to the prior year period. This decline resulted from our previously discussed deposit pricing strategy, an increase in the level of nonperforming loans and the above-mentioned inflation-related indexation rule changes in Argentina. Changes in the components of interest earning assets and interest bearing liabilities are discussed in more detail below.

         Average securities increased $3.9 billion to $29.4 billion for the three months ended June 30, 2002. This increase was primarily due to net purchases, mostly of domestic debt securities, in the fourth quarter of 2001 and the first half of 2002.

         Average domestic loans and leases decreased $9.4 billion for both the three and six months ended June 30, 2002 compared to the same periods in 2001, driven primarily by lower domestic commercial and residential loan levels as well as higher charge-offs in the 2002 periods. These declines were offset, in part, by an increase in consumer home equity loans. Quarter to quarter, average international loans and leases decreased $705 million to $19.5 billion mainly due to the devaluation of the Argentine peso, offset in part by increases in other countries.

         Average mortgages held for sale decreased $3 billion compared to the second quarter of 2001, due to the sale of the mortgage banking business. We continue to originate mortgage loans through our retail banking branches.

         Average other interest earning assets decreased $5.9 billion to $7.6 billion for the second quarter of 2002, the result of a decrease in securities purchased under agreements to resell.

         The $4.2 billion decrease in average interest bearing deposits compared to the second quarter of 2001 reflects a $3.4 billion decline from Argentina, mainly the pesofication and the devaluation of the local currency, as well as a decline in domestic time deposits, the result of maturities and a shift from time deposits to money market deposits. Partially offsetting these declines was an $8.6 billion increase in average money market deposits.

         The $6.6 billion decrease in average short-term borrowings is mainly attributable to a decreased use of treasury, tax and loan borrowings and other short-term borrowings as a funding source as a result of the excess funds from the sale of Fleet Mortgage. The decline in yields reflects Federal Reserve Board interest rate reductions throughout 2001.

         Average long-term debt decreased $5.4 billion to $23.4 billion for the second quarter of 2002, reflecting maturities of debt throughout 2001 and the first half of 2002, offset, in part, by issuances during the same period. The decline in yields also reflects the impact of Federal Reserve Board interest rate reductions throughout 2001.

Provision for Credit Losses

The provision for credit losses for the second quarter and first six months of 2002 amounted to $1.3 billion and $1.7 billion, respectively, compared to $313 million and $627 million, respectively, for the 2001 periods. During the second quarter of 2002, as part of this increase, we recorded an additional provision of $300 million in consideration of the continued deterioration of the Argentine economy. The remainder of the provision for the current quarter was $950 million, reflecting the impact of the current domestic economic environment on large corporate credits, including the telecommunications sector, and certain fraud situations.

         The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. Levels of future provisions will continue to be a function of management’s assessment of credit risk based upon its quarterly review of the reserve for credit losses, including assessments of the potential impact of domestic economic conditions and the continuing instability and resulting difficult operating environment in Latin America.

         As a result of our lending to corporate borrowers, we are significantly impacted by the down portions of the credit cycle. Currently, we expect continued high credit costs during each of the next two quarters, though substantially less than the level incurred in the second quarter. However, the level of future provisions cannot be determined with certainty. You can obtain more information about the reserve for credit losses in the Reserve for Credit Losses section of Management’s Discussion and Analysis, and in Notes 1 and 5 of the Notes to Consolidated Financial Statements, included in our 2001 10-K, as well as the Reserve for Credit Losses Activity section of this discussion and analysis. More information about Latin America is included in the Country Risk section of this discussion and analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Investment services revenue	$405	$330	$810	$673

Banking fees and commissions	383	399	766	782

Credit card revenue	155	162	327	327

Capital markets revenue	(126)	(172)	150	(187)

Gains on branch divestitures	—	263	—	353

Other	187	167	363	499

Total noninterest income	$1,004	$1,149	$2,416	$2,447

Noninterest income decreased $145 million in the second quarter of 2002 and $31 million in the first six months of 2002, compared to the same periods a year ago. Increases in investment services and capital markets revenues were more than offset by the absence of gains on branch divestitures in the 2002 periods. Investment services revenue benefited from the Liberty Asset Management acquisition which we completed in the fourth quarter of 2001. The improvement in capital markets revenue was primarily due to lower investment write-downs in the Principal Investing portfolio in the 2002 periods.

Investment Services Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Investment management revenue	$284	$212	$576	$437

Brokerage fees and commissions	121	118	234	236

Total investment services revenue	$405	$330	$810	$673

Investment Management Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Columbia Management Group	$124	$26	$249	$53

Private Clients Group	85	95	172	193

Institutional businesses	34	38	69	81

International	23	34	49	72

Mutual Fund & Investment	15	16	30	32

Other	3	3	7	6

Total investment management revenue	$284	$212	$576	$437

Investment management revenue increased $72 million in the quarterly comparison and $139 million in the six-month comparison. This was primarily the result of the acquisition of Liberty, which is included in Columbia Management Group in the table above, offset, in part, by a lower market valuation of domestic assets under management as a result of the significant decline in the market during the first half of 2002, and a decline in Argentina’s investment management revenue due to the devaluation of the peso. At June 30, 2002, total domestic and international assets under management amounted to $162 billion. Excluding $48 billion related to Liberty, such total was $114 billion, compared to $129 billion at June 30, 2001.

Banking Fees and Commissions

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Cash management fees	$109	$92	$234	$176

Deposit account charges	104	125	210	254

Electronic banking fees	68	64	128	115

Other	102	118	194	237

Total banking fees and commissions	$383	$399	$766	$782

Banking fees and commissions declined $16 million in both the three- and six-month comparisons. Declines in deposit account charges and other fees resulted from the impact of devaluation on the reported levels of revenues and expenses in Argentina, as well as lower deposit fees related to a change in fee structure in line with our customer-focused strategy. These declines were partially offset by increases in cash management fees, driven by higher volumes/rates, and electronic banking fees.

Credit Card Revenue

Credit card revenue decreased 4% in the second quarter of 2002 compared to the second quarter of 2001 and remained flat in the six-month comparison. The three-month decline was primarily related to increased amortization of deferred acquisition costs, offset partially by higher interchange fees, reflective of greater card usage, and higher securitization income, reflective of a higher average securitization program size.

Capital Markets Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Market-making revenue	$70	$86	$148	$194

Syndication/agency fees	39	56	80	94

Trading profits and commissions	28	32	67	88

Underwriting and advisory fees	14	12	24	23

Foreign exchange revenue	(23)	76	58	119

Principal investing	(46)	(436)	(34)	(494)

Securities (losses)/gains	(208)	2	(193)	(211)

Total capital markets revenue	$(126)	$(172)	$150	$(187)

Capital markets revenue improved $46 million in the quarterly comparison and $337 million in the six-month comparison, primarily due to a lower level of investment write-downs in the principal investing portfolio in the 2002 periods. Partially offsetting this increase were higher foreign exchange and securities losses in the three-month 2002 period, which are more fully described below. Revenues from capital markets activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

         The $16 million decrease in market-making revenue in the quarterly comparison, and $46 million decrease in the six-month comparison, both resulted from lowered

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

profit opportunities and narrowed spreads from difficult market conditions.

         Syndication/agency fees decreased $17 million and $14 million in the three- and six-month periods, respectively, as a result of decreased syndication volume in the current year. Such fees are a function of the timing and level of syndication transactions.

         Trading profits and commissions decreased $4 million for the quarter ended June 30, 2002 and $21 million for the six months ended June 30, 2002, primarily attributable to weakened domestic market conditions and a repositioning of the Brazilian portfolio to a more conservative approach.

         Foreign exchange revenue was a loss of $23 million for the three months ended June 30, 2002, a decrease of $99 million from the 2001 quarter, and revenue of $58 million for the six months ended June 30, 2002, 51% lower than the 2001 period, principally due to government-related actions in Argentina.

         Principal investing revenue increased $390 million for the quarter ended June 30, 2002 and $460 million for the first six months of 2002, due to lower investment write-downs recorded in the 2002 periods. During the first half of 2002, we recorded write-downs of approximately $71 million, compared to $602 million in the first half of 2001. During the second quarter and first half of 2002, we made new investments of $138 million and $273 million, respectively, compared to new investments of $215 million and $430 million, respectively, in the 2001 periods. As of June 30, 2002, the Principal Investing business had unfunded commitments totaling approximately $1.9 billion. These commitments are drawn down periodically throughout the life of the respective investment fund. As of June 30, 2002, the Principal Investing portfolio had an aggregate carrying value of approximately $3.7 billion, composed of direct investments in privately held companies and direct investments in companies whose stocks are publicly traded, as well as indirect investments in primary or secondary funds. As we discussed in our first quarter 2002 10-Q, we announced our intent in April of this year to reduce the size of this portfolio to approximately $2.5 billion over the next couple of years.

         Securities losses of $208 million for the second quarter of 2002 consisted of $350 million of write-downs incurred in the Argentine government securities portfolio and $62 million of losses and write-downs related to a repositioning of the Brazilian portfolio, offset partly by approximately $200 million of domestic securities gains. The six month 2001 period included a loss of $265 million on securities sales after the Summit acquisition, offset by gains on sales of domestic bonds. Refer to the Country Risk section of this discussion and analysis for more information about the losses from Argentina and Brazil.

Other Noninterest Income

Gains on branch divestitures of $263 million in the second quarter of 2001 and $353 million in the first six months of 2001 resulted primarily from the divestitures required in connection with the BankBoston merger.

         Other noninterest income for the three months ended June 30, 2002 increased $20 million compared to the same period a year ago and decreased $136 million in the six-month comparison. The six-month 2002 decrease was primarily due to the absence of $107 million of revenue included in the 2001 period related to the mortgage banking business, which we sold in the second quarter of 2001. Excluding this amount, other noninterest income declined $29 million year over year.

Noninterest Expense

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Employee compensation and benefits	$837	$902	$1,646	$1,830

Occupancy and equipment	247	258	501	525

Marketing and public relations	52	57	102	113

Legal and other professional	39	53	73	115

Intangible asset amortization	22	94	44	190

Merger- and restructuring-related charges	—	38	—	476

Loss on sale of mortgage banking business	—	101	—	428

Other	400	370	797	775

Total noninterest expense	$1,597	$1,873	$3,163	$4,452

Noninterest expense decreased $276 million, or 15%, and $1.3 billion, or 29%, in the second quarter and the first six months of 2002, respectively, compared to the same periods in 2001. These declines reflected the absence of aggregate charges of $194 million and $1 billion related to the Summit acquisition, the sale of Fleet Mortgage and business unit restructurings recorded in the three- and six-month periods of 2001, respectively. Also contributing to the decline was the absence of goodwill amortization in the 2002 periods in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on January 1, 2002. The remaining decreases in noninterest expense for the three and six months ended June 30, 2002 resulted primarily from cost saving initiatives implemented in 2001.

         Given the recent performance of investment markets and the related impact on long-term trends, we elected to reduce our pension assumption of expected long-term rate of return on pension plan assets from 10%, used in 2001, to 9.25%, for financial accounting purposes. In addition,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we decided to pay plan expenses from our corporate assets in order to maintain more assets in the pension trust fund. Previously, plan expenses were paid from trust assets. We anticipate that the overall effect of both of these changes will result in additional noninterest expense of $19 million per year. This estimate is based on trust asset levels at the beginning of 2002. Notwithstanding these changes, for cash funding purposes the minimum required and maximum tax deductible contribution for 2002 is expected to be zero. Additional information about our pension plan, including funded status, is included in Note 11 of the Notes to Consolidated Financial Statements included in our 2001 10-K.

Income Taxes

We recorded an income tax benefit of $95 million for the second quarter of 2002, compared to income tax expense of $314 million for the same period a year ago. Our effective tax rate was 47.3% and 37.6% for the second quarters of 2002 and 2001, respectively, and 33.5% and 40.2% for the respective six-month periods. The higher tax rate for three months ended June 30, 2002 was attributable to the impact of the previously discussed second quarter 2002 charges related to Argentina and Brazil and the additional provision for credit losses. The higher 2001 year-to-date effective tax rate reflected the effect of nondeductible merger- and restructuring-related charges in connection with the Summit acquisition. The effective tax rates for the 2002 periods continue to be reduced by the elimination of goodwill amortization in accordance with SFAS No. 142.

         Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, and the achievement of tax planning strategies. Management has determined that it is more likely than not that the deferred tax assets at June 30, 2002 can be realized. However, this determination involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions. Additional information about our income taxes and related accounting policies is included in Notes 1 and 15 to the Consolidated Financial Statements included in our 2001 10-K.

FINANCIAL CONDITION

Risk Management

Our management of the risks inherent in our businesses is essential for understanding and assessing our financial performance and potential for creating long-term value. Four of the primary risk factors inherent in our businesses are credit risk, liquidity risk, market risk and operating risk. Any of these risks, if not effectively managed, can result in losses to FleetBoston, as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies. While these processes assist us in managing our risk exposures, they cannot fully insulate us from losses. Our businesses require us to take risks while seeking adequate compensation for the risks undertaken. Despite the best of efforts, losses can, and will, occur. Consequently, we continually seek to improve our risk management culture to better balance risks and returns while operating in a dynamic environment.

         You can obtain additional information on our risk management infrastructure, and related credit risk, liquidity risk, market risk and operating risk management processes, in the Financial Condition section of Management’s Discussion and Analysis included in our 2001 10-K. The following sections provide additional information about credit risk, liquidity risk and market risk.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans and Leases

	June 30,	March 31,	December 31,
In millions	2002	2002	2001

Domestic:

Commercial and industrial	$43,980	$46,938	$48,486

Commercial real estate	11,452	11,915	11,517

Consumer	31,679	31,974	32,225

Lease financing	11,416	11,638	12,370

Total domestic loans and leases	98,527	102,465	104,598

International:
Commercial	16,463	18,512	19,608

Consumer	1,211	1,540	2,782

Total international loans and leases	17,674	20,052	22,390

Total loans and leases	$116,201	$122,517	$126,988

Total loans and leases decreased $10.8 billion to $116.2 billion from December 31, 2001. This decrease was due to declines of $4.5 billion in domestic C&I loans and $954 million in lease financing, both resulting from runoff and lower business volume related to continued weak loan demand, as well as a decline of $546 million in domestic consumer loans, which is described below. Also contributing to the decline in C&I loans were charge-offs of $1.1 billion in the six months ended June 30, 2002, including the charge-off of certain large corporate and telecom credits and certain fraud situations. The $4.7 billion decrease in our international loan portfolio was due primarily to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans. Brazilian loans also declined $800 million, primarily as a result of maturities during the second quarter, which were not renewed.

Consumer Loans

	June 30,	March 31,	December 31,
In millions	2002	2002	2001

Domestic:

Home equity	$15,713	$15,055	$13,862

Residential real estate	6,941	6,763	8,131

Credit card	4,976	5,718	5,547

Consumer margin loans	1,590	1,730	1,852

Student loans	884	993	949

Installment/other	1,575	1,715	1,884

Total domestic loans	31,679	31,974	32,225

International	1,211	1,540	2,782

Total consumer loans	$32,890	$33,514	$35,007

Compared to December 31, 2001, domestic consumer loans decreased $546 million to $31.7 billion at June 30, 2002. This decrease was mainly the result of a $1.2 billion decline in residential real estate loans, mainly attributable to loan runoff and refinancing, and a $571 million decline in domestic credit cards, the result of an $800 million securitization transaction that was completed in the second quarter of 2002. Also contributing to the decline was a $262 million decrease in consumer margin loans at Quick & Reilly due to reduced demand resulting from market conditions. Offsetting these declines was a $1.9 billion, or 13%, increase in home equity loans, resulting primarily from a fourth quarter 2001 promotion.

         The $1.6 billion decline in international consumer loans from December 31, 2001 was substantially due to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans.

Country Risk

Non-U.S. Operations

Our overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments of the countries in which we conduct activities. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect our Latin American and other overseas activities. You can obtain additional information about our overseas activities in the Country Risk section of Management’s Discussion and Analysis included in our 2001 10-K.

         The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at June 30, 2002 and December 31, 2001. The total assets in each country include the related cross-border outstandings.

Total Assets	June 30,	Dec. 31,
In billions	2002	2001

Argentina	$4.4	$9.3

Brazil	10.4	12.0

Chile	1.5	1.7

Colombia	.3	.3

Mexico	1.6	1.4

Panama	.5	.5

Peru	.6	.6

Uruguay	.7	.8

Other Latin America	.2	.3

Total Latin America	$20.2	$26.9

Cross-Border Outstandings, net of transfer risk mitigation	June 30,	Dec. 31,
In billions	2002	2001

Argentina	$2.0	$3.3

Brazil	2.4	2.5

Chile	.7	.8

Colombia	.1	.1

Mexico	.8	.8

Panama	.2	.2

Peru	.1	.3

Uruguay	.4	.1

Other Latin America	.1	.3

Total Latin America	$6.8	$8.4

The remainder of this section presents updated information about our operations in Argentina and Brazil, including information concerning the effects of the ongoing economic and political situation in Argentina on these operations, as well as information concerning economic and political conditions in Brazil.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Total cross-border outstandings to Argentina and Brazil, as defined, each amounted to 1% or more of our consolidated total assets at June 30, 2002 and December 31, 2001, respectively. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at June 30, 2002 and December 31, 2001, respectively.

Argentina

         As we discussed in our 2001 10-K, in early 2002 the Argentine government implemented measures to convert all U.S. dollar denominated loans and deposits into pesos and additional measures to deal with the economic crisis. Due to the impact of these measures on our Argentine operation, and the continued economic and political uncertainty in that country, we recorded the following charges during the three months ended June 30, 2002.

•	A charge of $350 million was recorded against our Argentine government securities portfolio, mainly due to a write-down of the estimated value of the compensation bond to be received from the Argentine government for the difference between converting loans at a rate of 1 peso per U.S. dollar and deposits at 1.4 pesos per U.S. dollar.

•	We increased our reserve for credit losses related to Argentine loans by $300 million due to concerns that the continued deterioration of the Argentine economy may impact customers’ ability to service their existing obligations. During the second quarter, on a discretionary basis, we placed substantially all sovereign-related loans and securities and a significant portion of private sector loans on nonaccrual status, bringing total nonperforming assets, or “NPAs,” in Argentina to $2 billion.

•	An additional charge of $25 million was recorded, related to foreign exchange losses from judicial decrees that required banks to disburse funds to certain account holders at the current exchange rate. Refer to the Argentine Balance Sheet portion of this section for more information.

         In addition, $251 million of translation losses ($143 million after-tax) were recorded in other comprehensive income, a component of stockholders’ equity, in the second quarter due to further weakening of the peso.

         As a result of these actions, we have now taken cumulative pre-tax charges of approximately $2.3 billion since the beginning of the Argentine crisis. This includes a pre-tax unrealized loss of $542 million ($318 million after-tax), which is recorded in other comprehensive income, net of taxes.

Argentine Balance Sheet

We operate more than 120 branches in Argentina with total assets of approximately $4.4 billion and $9.3 billion at June 30, 2002 and December 31, 2001, respectively.

         These assets, which are subject to the country risk described above, have the following components:

	June 30,	Dec. 31,
In billions	2002	2001

Loans	$3.1	$6.7

Placements with central bank and other banks	.3	1.3

Securities	.4	.3

Fixed assets and other nonearning assets	.6	1.0

Total assets	$4.4	$9.3

Components of total assets:

Assets recorded in the Argentine operation funded by liabilities from local residents	$1.3	$4.5

Cross-border outstandings — see separate table	$3.1	$4.8

The table below presents the components of loans.

	June 30,	Dec. 31,
In billions	2002	2001

Consumer	$.4	$1.8

Corporate	2.3	3.7

Middle market	.2	.8

Sovereign	.2	.4

Total loans	$3.1	$6.7

The decline in Argentine total assets from December 31, 2001 resulted from the involuntary conversion of the majority of these assets into pesos and their subsequent devaluation as the peso weakened versus the U.S. dollar, as well as the aforementioned write-down of Argentine government securities. The peso has devalued by approximately 75% from December 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The decline in loans from $6.7 billion at December 31, 2001 to $3.1 billion at June 30, 2002, is mainly attributable to the peso devaluation.

         During the second quarter, on a discretionary basis, we placed substantially all sovereign-related loans and securities and a significant portion of private sector loans on nonaccrual status, bringing total NPAs in Argentina to $2 billion. Included in our consolidated reserve for credit losses is $1.2 billion related to Argentina. Net charge-offs for the second quarter of 2002 were $30 million. We expect that net charge-offs in Argentina will increase significantly during the remainder of 2002.

         In addition, during the second quarter of 2002, the Interagency Country Exposure Review Committee, or “ICERC,” of U.S. banking regulators required the banking industry to establish an Allocated Transfer Risk Reserve, or “ATRR,” to cover certain Argentine cross-border exposure by June 30, 2002. Our ATRR requirement was $712 million at June 30, 2002, and this requirement was more than covered by the portion of our consolidated reserve for credit losses that we specifically allocated to Argentina, which was $1.2 billion at June 30, 2002.

         We have $246 million on deposit with the Argentine central bank to meet statutory reserve requirements related to our Argentine operation’s $1.2 billion of local deposits. We are required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

         In December 2001, the Argentine government issued an order imposing limitations on the ability of bank customers in Argentina to withdraw funds from their accounts in Argentine banks (the “corralito”). Since the corralito was issued, a large number of customers of our Argentine operation, or “BankBoston Argentina,” have filed complaints in the Argentine courts against BankBoston Argentina seeking to invalidate the corralito on constitutional grounds and withdraw their funds. Due to this situation, and although we cannot determine the total number of claims pending in the judicial system, we have recorded foreign exchange losses of $126 million in the first six months of 2002, with $108 million recorded in the second quarter, including the $25 million charge discussed earlier in this section which is an estimate of the loss incurred related to outstanding claims. These losses represent the impact of paying depositors at the current exchange rate versus the 1.40 exchange rate, which was the rate used to originally convert U.S. deposits into pesos. Total foreign exchange losses from Argentina, including the losses referred to above, were $22 million in the first six months of 2002. This was comprised of $65 million of losses in the second quarter and $43 million of profits in the first quarter.

         Also during the second quarter, the government reversed a measure that allowed banks to charge customers an inflation adjustment on consumer loans. However, deposit liabilities will continue to accrue the inflation adjustment. This situation has created a mismatch between inflation-adjusted assets and liabilities. This mismatch reduced net interest income by approximately $50 million in the second quarter of 2002.

         These situations, as well as other Argentine government economic measures, may continue to significantly impact interest rate and liquidity risk related to the balance sheet of our Argentine operation. To date, we have not experienced significant liquidity issues, but we continue to closely monitor the impact of these measures, including the corralito-related claims, on our liquidity position. The future rate of inflation may increase the negative impact from the mismatch between inflation-adjusted assets and liabilities.

         Included in Argentine total assets of $4.4 billion at June 30, 2002 and $9.3 billion at December 31, 2001, are cross-border outstandings, as follows. The net cross-border outstandings of $2 billion at June 30, 2002 are not net of the $1.2 billion of reserve for credit losses specifically allocated to Argentina.

	June 30,	Dec. 31,
In billions	2002	2001

Argentina:

Trade-related claims	$.6	$1.0

Other claims on third parties	1.8	2.1

Investment in and funding of local operations	.7	1.7

Total cross-border outstandings	$3.1	$4.8

Cross-border risk mitigation:

Insurance contracts	.7	.8

Guarantees, including trade-related of $.05 and $.2	.4	.7

Total cross-border outstandings, net of cross-border risk mitigation	$2.0	$3.3

(a)	Commencing at December 31, 2001, we changed our method of reporting cross-border outstandings to include amounts not required in regulatory reporting. If Federal Financial Institutions Examination Council, or “FFIEC,” guidelines were used for reporting, total cross-border outstandings would have been $2.3 billion and $3.1 billion at June 30, 2002 and December 31, 2001, respectively.

(b)	Total cross-border outstandings to Argentina were 1.6% and 2.3% of total consolidated assets at June 30, 2002 and December 31, 2001, respectively.

(c)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Argentina were 3.4%, 20.9% and 75.7% at June 30, 2002 and 1.7%, 10.9% and 87.4% at December 31, 2001, respectively.

(d)	Cross-border commitments for Argentina at June 30, 2002 and December 31, 2001 were $115 million and $160 million, respectively.

(e)	Certain amounts at December 31, 2001 have been reclassified for comparative purposes.

         The decrease in cross-border outstandings from December 31, 2001 was primarily due to losses recorded by the Argentine operation, and to translation losses recorded in other comprehensive income.

         The $3.1 billion of cross-border outstandings at June 30, 2002 have the following cross-border risk mitigation:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Of the $640 million of trade-related outstandings, $50 million are guaranteed, and are included in the $400 million of loans with guarantees discussed below; $590 million are not guaranteed, of which $270 million are short-term, and have historically received preferential treatment in cross-border risk events;

•	$700 million are covered by insurance. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of these claims and intercompany funding is not permitted due to the inability of the customer to transfer funds or convert the necessary funds into the obligation currency due to government actions. FleetBoston is required to follow specific procedures to ensure coverage if a cross-border event occurs, including timely notification of such an event to the insurer and in the case of coverage on third party loans, evidence that the customer’s nonpayment is not credit-related; and

•	$400 million represent loans with guarantees that cover credit and cross-border risk.

The Argentine government enacted exchange controls in December 2001 that limited the transfer of funds outside of that country. These regulations continue to be modified. As of June 30, 2002, our cross-border outstandings continue to be impacted by these regulations, and this has resulted in delays in the transfer of U.S. dollars outside of Argentina. At June 30, 2002, $1.1 billion of Argentine loans have been placed on discretionary nonaccrual status, bringing total NPAs in Argentina to $2 billion. This total includes Argentine sovereign bonds. We are unable to determine at the present time the ultimate impact those measures will have on our cross-border outstandings.

Argentine Mutual Funds

Our Argentine operation managed approximately $166 million of mutual funds at June 30, 2002. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund redemptions. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed in the Argentine Balance Sheet section.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our income statement. The increase in the long position in U.S. dollars is mainly due to the anticipated compensation bond, which we expect to be denominated in U.S. dollars. The continued evolution of the Argentine government’s economic measures may impact the size and direction of our currency position in future periods.

	June 30, 2002		December 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Argentina (a)(b)	$257	$288	$52	$(23)

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

In addition to the currency exposure discussed above, our investment in and funding of local operations creates translation exposure, which arises from changes in the local currency exchange rate versus the U.S. dollar. As a result of the change in Argentina’s financial system from U.S. dollars to pesos, we changed the functional currency of the Argentine unit from the U.S. dollar to the peso, in accordance with SFAS No. 52, “Foreign Currency Translation,” at the beginning of 2002. Translation gains and losses that result from this exposure, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax. The government measures created a situation where our translation exposure could not be effectively hedged against currency rate changes, and at June 30, 2002, our translation exposure was approximately $.7 billion, which is presented in the table of cross-border outstandings on the previous page as investment in and funding of local operations. The cumulative impact recorded in other comprehensive income since implementing this accounting change has been a $542 million pre-tax unrealized loss, or $318 million after-tax.

         We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above, and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brazil

We operate more than 65 branches in Brazil with total assets of approximately $10.4 billion and $12 billion at June 30, 2002 and December 31, 2001, respectively. These assets are subject to country risk as described above and have the following components:

	June 30,	Dec. 31,
In billions	2002	2001

Loans	$6.5	$7.3

Securities	1.1	1.9

Resale agreements	1.3	1.5

Other monetary assets	.7	.6

Fixed assets and other nonearning assets	.8	.7

Total assets	$10.4	$12.0

Components of total assets:

Assets recorded in the Brazilian operation funded by liabilities from local residents	$2.7	$3.6

Cross-border outstandings – see separate table	$7.7	$8.4

The table below presents the components of loans.

	June 30,	Dec. 31,
In billions	2002	2001

Consumer	$.3	$.4

Corporate:

Multinationals	2.4	3.1

Brazilian corporations	3.3	3.3

Middle market and financial institutions	.5	.5

Total loans	$6.5	$7.3

The decline in total assets mainly reflects the impact of the devaluation of the real against the U.S. dollar (18% from December 31, 2001), and our intent to reduce risk in Brazil by decreasing lending activities and repositioning the securities portfolio toward shorter maturities. As part of this initiative, we recorded a pre-tax security loss of $62 million during the second quarter to swap existing government securities for government securities with shorter maturities.

         The decline in the loan portfolio was primarily due to not renewing loans that matured during the second quarter, mainly to multinational corporations. NPAs in the Brazilian portfolio were $67 million at June 30, 2002 compared to $18 million at December 31, 2001. The increase was primarily related to one telecommunication borrower. Net credit losses for the first half of 2002 were $11 million.

         As part of our Brazilian operation’s balance sheet management, we held approximately $3 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding table) at June 30, 2002, compared to $4 billion at December 31, 2001. Of this total, securities available for sale, composed mainly of Brazilian government bonds, were $1 billion at June 30, 2002 compared to $1.5 billion at December 31, 2001. The decline was due to sales in the first quarter of 2002 and a lower market value. At June 30, 2002, the unrealized mark-to-market after-tax loss recorded in other comprehensive income was $57 million. At June 30, 2002, these securities had an average duration of approximately 1.5 years compared to 2 years at December 31, 2001. We also had $1.3 billion of resale agreements with banks in Brazil, which were collateralized by Brazilian government bonds.

         Our Brazilian balance sheet is partially funded by third party liabilities where the provider assumes the transfer risk, which is discussed below, intercompany funding and local liabilities.

         Included in Brazilian total assets of $10.4 billion and $12 billion at June 30, 2002 and December 31, 2001, respectively, are cross-border outstandings, which follow:

	June 30,	Dec. 31,
In billions	2002	2001

Brazil:

Trade-related claims	$3.8	$3.9

Other claims on third parties	1.6	1.8

Investment in and funding of local operation	2.3	2.7

Total cross-border outstandings	$7.7	$8.4

Cross-border risk mitigation:

Insurance contracts	$1.0	$1.1

Other trade-related transfer risk mitigation	1.6	1.6

Third party funding	1.6	2.1

Guarantees, including trade-related of $.6	1.1	1.1

Total cross-border outstandings, net of cross-border risk mitigation	$2.4	$2.5

(a)	Commencing at December 31, 2001, we changed our method of reporting cross-border outstandings to include amounts not required in regulatory reporting. If FFIEC guidelines were used for cross-border reporting, total cross-border outstandings would have been $4.9 billion and $5.1 billion at June 30, 2002 and December 31, 2001, respectively.

(b)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 4.1% at June 30, 2002 and December 31, 2001.

(c)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Brazil were 20.9%, 15.5% and 63.6% at June 30, 2002 and 1.1%, 16.6% and 82.3% at December 31, 2001, respectively.

(d)	Cross-border commitments for Brazil at June 30, 2002 and December 31, 2001 were $80 million and $50 million, respectively.

(e)	Trade-related claims at June 30, 2002 and December 31, 2001 include $1.7 billion funded by intercompany liabilities that are not reflected in investment in and funding of local operations.

Total cross-border outstandings decreased due to reductions in loans, available for sale securities and resale agreements. The decrease in total cross-border outstandings after cross-border risk mitigation is mostly offset by the decline in third party funding for transfer risk mitigation due to maturities, which were not renewed.

         In addition, during the first half of 2002, the cross-border exposure on long-term trade and non-trade loans declined by approximately $170 million, which was offset by the increase in short-term trade loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Our Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $7.7 billion of cross-border outstandings at June 30, 2002 amounted to $5.3 billion and is summarized below.

•	$1 billion was covered by insurance contracts (see discussion in Argentina section for more information concerning these programs);

•	$1.6 billion was related to transfer risk mitigation, all of which is trade-related and included in the $3.8 billion of trade-related claims in the table above. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian central bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;

•	$1.6 billion of assets funded by third party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. Of the $1.6 billion, $500 million are trade-related. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment; and

•	$1.1 billion represents loans with guarantees that cover credit and cross-border risk, of which $630 million are trade-related. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees.

The third party funding and guarantees require us to perform certain actions to ensure our coverage under the various cross-border risk mitigation products.

         In summary, our Brazilian trade-related exposure as of June 30, 2002 is as follows:

In billions	June 30, 2002

Assets with transfer-risk mitigation:
Other transfer-risk mitigation	$1.6
Third party funding	.5
Guaranteed	.6

Assets with no transfer-risk mitigation:
Short-term trade	.8
Long-term trade	.3

Total trade-related claims (refer to Brazil
cross-border outstandings table)	$3.8

Mutual Funds

We acted as manager for approximately $5.4 billion of mutual funds in Brazil at June 30, 2002, which were invested primarily in Brazilian government securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brazilian Currency Position

Periodically, we establish currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates. Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	June 30, 2002		December 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Brazil (a)(b)	$(19)	$25	$(4)	$4

(a) Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b) Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

Although the local currency has devalued significantly versus the U.S. dollar during the first six months of 2002, our results of operations were not significantly impacted due to the modest positions held during this time.

         The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. A growing risk aversion environment in the international markets and the uncertainties associated with the October 2002 presidential elections have led to a gradual reduction in foreign capital inflows over the past few months. As a result, the Brazilian real has weakened, country risk premium has surged and local interest rates have increased. In August 2002, the Brazilian government succeeded in reaching a 15-month, $30 billion aid package from the International Monetary Fund, or “IMF.” As we discussed in the Country Risk section of Management’s Discussion and Analysis included in our 2001 10-K, we consider the country risks when we establish internal risk limits. To date, our Brazilian operations have not been significantly impacted by the events in Argentina or the deterioration in economic conditions, although the increased risk has caused us to reduce our exposure to Brazil. We continue to closely monitor the situation in Argentina and the Brazilian economy and the potential impact it could have on our Brazilian operations.

Uruguay

The situations in Argentina and Brazil have also impacted the Uruguayan economy. The country is in the process of implementing new economic measures to address a loss of liquidity in the banking industry. In addition, the IMF and other multilateral organizations agreed in August 2002 to advance funding of $1.5 billion from their financial support package. Our Uruguayan assets and deposits declined by $100 million and $360 million, respectively, since December 31, 2001 to $700 million and $300 million, respectively, at June 30, 2002. The reduction in deposits has been replaced, in part, by an increase in intercompany borrowings. Currently, while our Uruguayan assets and deposits have declined further by $110 million and $70 million, respectively, since June 30, 2002, the rate of deposit outflows has stabilized. However, it is not possible to predict what additional effect, if any, the economic measures will have on our Uruguayan asset and deposit levels. We will continue to closely monitor developments in Uruguay and the other Latin American countries that we operate in and their potential impact on our Latin American operations.

Nonperforming Assets

	June 30,	March 31,	Dec. 31,
In millions	2002	2002	2001

Domestic:

Commercial and industrial	$1,561	$1,631	$1,363

Commercial real estate	68	59	63

Consumer	77	76	70

OREO	16	18	18

Total Domestic	$1,722	$1,784	$1,514

International:

Commercial and industrial	$1,569	$160	$108

Commercial real estate	49	69	126

Consumer	84	47	87

Securities and OREO	467	10	14

Total International	$2,169	$286	$335

Total NPAs	$3,891	$2,070	$1,849

Throughout this 10-Q, including the table above, NPAs and related ratios do not include: (1) loans greater than 90 days past due and still accruing interest, and (2) assets held for sale by accelerated disposition, or “AHAD,” both of which we discuss later in this section.

         NPAs at June 30, 2002 increased $1.8 billion compared to March 31, 2002, and $2 billion compared with December 31, 2001. The rise in NPAs was due primarily to an increase of $1.8 billion in Argentine nonperforming loans, or “NPLs,” as well as an increase in other nonperforming assets related to Argentina, specifically Argentine sovereign bonds. Most of this increase was done at management’s discretion, as the underlying assets, in many instances, are currently performing. Excluding nonperforming assets related to Argentina ($2 billion at June 30, 2002, $202 million at March 31, 2002 and $263 million at December 31, 2001), NPAs increased $280 million from December 31, 2001 and were flat compared to March 31, 2002.

         Total NPAs at June 30, 2002, as a percentage of related assets and as a percentage of total assets, were 3.33% and 2.04%, respectively, compared to 1.46% and .91%, respectively, at December 31, 2001. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were 1.65% and 1.32% at June 30, 2002 and December 31, 2001, respectively.

         Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time.

         Loans greater than 90 days past due and still accruing interest were $333 million, $380 million and $424 million at June 30, 2002, March 31, 2002 and December 31, 2001, respectively. Included in these 90 days past due and still accruing amounts were $174 million, $201 million and $282 million of consumer loans at June 30, 2002, March 31, 2002 and December 31, 2001, respectively.

         At June 30, 2002 we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $386 million, of which $310 million was not accruing interest. At December 31, 2001, the net carrying value of AHAD was $270 million, none of which was accruing interest. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

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

	June 30,	Dec. 31,
In millions	2002	2001

Impaired loans with a reserve	$2,044	$1,132

Impaired loans without a reserve	955	333

Total impaired loans	$2,999	$1,465

Reserve for impaired loans(a)	$1,172	$474

Quarterly average balance of impaired loans	$2,223	$1,398

(a) The reserve for impaired loans is part of our overall reserve for credit losses.

Reserve for Credit Losses Activity

Six months ended June 30	2002	2001
Dollars in millions

Balance at beginning of year	$3,634	$2,709

Loans charged off	(1,478)	(714)

Recoveries of loans charged off	111	125

Net charge-offs	(1,367)	(589)

Provision for credit losses	1,658	627

Other(a)	(58)	(1)

Balance at end of period	$3,867	$2,746

Ratios of net charge-offs to average loans	2.25%	.91%

Ratios of reserve for credit losses to period-end loans	3.33	2.15

Ratios of reserve for credit losses to period-end NPLs	113	202

(a) 2002 related to the devaluation of the peso in Argentina.

The reserve for credit losses to period-end loans was 3.33% at June 30, 2002, compared to 2.86% at December 31, 2001 and 2.15% at June 30, 2001. Excluding reserves related to Argentina of $1,156 million at June 30, 2002, $927 million at December 31, 2001, and $209 million at June 30, 2001, the reserve for credit losses to period-end loans was 2.40%, 2.25%, and 2.09%, respectively. The increase in Argentine reserves from December 31, 2001 to June 30, 2002 reflects an additional $300 million provision as a result of the continued deterioration of the Argentine economy. The reserve at June 30, 2002 allocated to Argentina included an ATRR required by banking regulators. You can read more detailed information about the ATRR in the Country Risk section of this discussion and analysis. On a consolidated basis, we currently anticipate continued high credit costs in 2002 in light of current economic conditions, though substantially less than the level incurred in the second quarter. Additional information about the reserve for credit losses is in the Reserve for Credit Losses section of Management’s Discussion and Analysis included in our 2001 10-K.

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

         At June 30, 2002, our parent company had commercial paper outstanding of $945 million and short-term liquid assets of $3 billion, compared to $895 million and $3.1 billion, respectively, at December 31, 2001. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries. Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. During the second quarter of 2002, approximately $800 million of credit card receivables were securitized.

         At June 30, 2002, our parent company had $2.3 billion available for the issuance of senior or subordinated

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the SEC.

         Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at June 30, 2002 sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

         After the release of our second quarter 2002 financial results, Fitch Ratings lowered their ratings of FleetBoston debt, including a change in our parent company’s long-term senior debt rating to “A” from “A+”. In addition, Standard & Poor’s Ratings Group affirmed their ratings of FleetBoston debt, including their rating of the parent company’s long-term senior debt at its current level of “A,” but placed FleetBoston on negative outlook. We do not anticipate that these actions will have a material effect on FleetBoston’s financial performance.

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

         Under this methodology, aggregate VAR averaged $67 million daily for the six months ended June 30, 2002, an increase from the daily average for all of 2001. During this period, daily VAR ranged from a high of $107 million to a low of $28 million. At June 30, 2002, total VAR usage measured $105 million.

         For the six months ended June 30, 2002, most of the price risk in our trading activities arose from foreign exchange trading activities, which increased to an average of $44 million, or 65% of aggregate average VAR. The majority of foreign exchange risk relates to our Argentine currency position, which reflects prevailing economic conditions and government measures implemented during the year. Additional information concerning this currency position appears in the Country Risk section of this discussion and analysis.

         Risk from interest rate activities, which includes directional and spread components, for the six months ended June 30, 2002 averaged $18 million, or 27% of aggregate average VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets, the Brazilian sovereign and high-end corporate bond markets, and fixed-income markets in the Asia-Pacific region.

         The contribution to VAR from equity trading activities for the first six months of 2002 decreased to an average of $5 million, or 8% of aggregate average VAR. The individual activities that generate most of these risks include our NYSE specialist firm, as well as NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

         On a continuing operations basis, aggregate VAR averaged $61 million daily for the six months ended June 30, 2002. On this basis, daily VAR ranged from a high of $101 million to a low of $22 million. At June 30, 2002, total VAR usage measured $99 million. Foreign exchange activities generated about 72% of the aggregate average VAR, while smaller portions of the combined risk arose from interest rate (23%) and equities (5%) activities.

         Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first half of 2002 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

         For the six months ended June 30, 2002, daily trading-related revenues, which include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $25.1 million to a profit of $19.8 million. For the 2001 period, those revenues ranged from a loss of $19.8 million to a profit of $22.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         To measure interest rate risk, we perform net interest income simulation analysis, which involves projecting future net interest income from assets, liabilities, and derivative positions over a three-year horizon in various interest rate scenarios. In these analyses, we use the market’s implied forecast for future interest rates as the base case. As of June 30, 2002, the market assumed that the Federal Reserve Board would keep short-term interest rates steady until near year-end, then begin pushing rates gradually higher. Estimated exposures relate to variances in the future path of interest rates from this base case.

         The following table reflects the estimated exposure of net interest income for the next 12 months due to an immediate 200 basis point shift in the forecasted interest rates.

		Estimated Exposure to
Rate Change		Net Interest Income
(Basis Points)		(In millions)

	June 30,	March 31,	Dec. 31,
	2002	2002	2001

+200	$171	$109	$51

-200	(506)	(397)	(252)

We believe that the exposure of our net interest income to modest changes in interest rates is insignificant. It is important to note that, given the current low level of interest rates, this scenario implies a federal funds target interest rate near 0%.

         Estimated net interest income exposure to a sudden and severe decline in interest rates is modestly higher at June 30, 2002 than at the prior quarter-end. This change is mainly a consequence of the lower level of intermediate and long-term interest rates on June 30, 2002. Starting from this lower level of rates, there is greater exposure to any further sharp decline in rates, related primarily to mortgage prepayments and core deposit pricing.

         We also perform valuation analysis, which involves projecting future cash flows from assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at selected interest rates considered appropriate in the circumstances, and then aggregating the discounted cash flows. The Economic Value of Equity, or “EVE,” is the estimated net present value of these discounted cash flows.

         The following table reflects estimated EVE exposures assuming an immediate and prolonged shift in interest rates, which impact would be spread over a number of years. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.

		Estimated Exposure to
Rate Change		Economic Value
(Basis Points)		(In millions)

	June 30,	March 31,	Dec. 31,
	2002	2002	2001

+200	$487	$137	$860

+100	508	274	696

-100	(765)	(522)	(738)

-200	(1,704)	(1,171)	(1,673)

Estimated EVE exposure to a sharp decline in interest rates is greater at June 30, 2002 than at March 31, 2002. This change mainly reflects the lower level of interest rates at June 30, 2002. Starting from this lower level of rates, any further sharp decline in rates would increase mortgage prepayments and reduce the value of core deposits.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at June 30, 2002, this risk continued to be insignificant outside Argentina. Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about our interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of this discussion and analysis, and in our 2001 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Management Instruments

		Weighted
		Average		Weighted Average
June 30, 2002	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments

Interest rate swaps:

Receive fixed/pay variable hedging:

variable-rate loans	$16,410

fixed-rate deposits	290

short-term debt	15

long-term debt	1,384

	18,099	3.7	$472	5.16%	1.99%

Pay fixed/receive variable hedging long-term debt	3,930	4.6	(23)	1.81	4.65

Options hedging variable-rate loans	5,000	.5	18	—	—

Total domestic interest rate risk management instruments	27,029	3.3	467	4.56	2.47

International interest rate risk management instruments

Interest rate swaps hedging foreign currency denominated variable-rate deposits	2	.3	—	—	—

Interest rate futures hedging foreign currency denominated variable-rate resale agreements	60	1.7	—	—	—

Total international interest rate risk management instruments	62	1.6	—	—	—

Total hedges of net interest income	$27,091	3.2	$467	4.56%	2.47%

International credit risk management instruments

Credit derivatives hedging variable-rate loans	392	2.5	12	—	—

Total hedges of credit risk	$392	2.5	$12	—	—

Foreign exchange risk management instruments(a)

Swaps hedging:

foreign currency denominated repurchase and resale agreements	$480	1.5	$10	—	—

foreign currency denominated short-term debt	70	.4	—	—	—

foreign currency denominated long-term debt	247	3.2	(5)	—	—

Forward and spot contracts hedging foreign currency denominated

fixed-rate deposits and debt securities; variable-rate loans; and net investment in foreign operations	3,192	.5	(83)	—	—

Futures hedging foreign currency denominated resale agreements	826	3.7	—	—	—

Total hedges of foreign exchange	$4,815	1.3	$(78)	—	—

Total risk management instruments	$32,298	2.9	$401	4.56%	2.47%

(a)	Includes foreign exchange derivatives of a discontinued operation.

Capital Management

Capital Ratios(a)

	June 30,	December 31,	June 30,
	2002	2001	2001

Risk-adjusted assets (in millions)	$184,115	$201,589	$201,757

Tier 1 risk-based capital (4% minimum)	8.15%	7.37%	8.47%

Total risk-based capital (8% minimum)	11.82	10.95	12.25

Leverage (3% minimum)	8.11	7.50	8.29

Common equity to assets	8.66	8.51	9.38

Total equity to assets	8.80	8.64	9.54

Tangible common equity to assets	6.37	6.18	7.41

Tangible common equity to managed assets	5.90	5.73	6.85

Tangible total equity to assets	6.51	6.31	7.57

(a)	All ratios include discontinued operations.

At June 30, 2002, we exceeded all regulatory required minimum capital ratios, as our Tier 1 and Total risk-based capital ratios were 8.15% and 11.82%, respectively, compared with 7.37% and 10.95%, respectively, at December 31, 2001. The leverage ratio, a measure of Tier 1 capital to average quarterly assets, was 8.11% at June 30, 2002 compared with 7.50% at December 31, 2001. Increases in ratios from December 31, 2001 resulted primarily from a lower level of risk-adjusted assets, particularly C&I loans.

         Fleet Capital Trust VIII, a statutory business trust which is included in our consolidated financial statements, issued $534 million of 7.20% trust preferred securities in March 2002. These securities qualify as Tier 1 capital.

         Funds for cash distributions to our stockholders by our parent company are derived from a variety of sources. The level of dividends paid to stockholders on our common stock is reviewed regularly and determined by the Board of Directors considering our liquidity, asset quality profile, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. Information about restrictions concerning dividends from our subsidiary banks is included in Note 10 to the Consolidated Financial Statements in our 2001 10-K.

RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS

During the third quarter of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The new standard, which addresses the diversity in practice for recognizing asset retirement obligations, is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the potential impact of SFAS No. 143 on our financial position and results of operations, but we do not expect the impact to be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In June 2002, the FASB issued an exposure draft related to consolidation of certain special purpose entities, or “SPEs.” The exposure draft, if adopted in its present form, might require us to include certain previously unconsolidated SPEs in our consolidated financial statements, which had aggregate assets of $6 billion at June 30, 2002. The scope of the exposure draft does not extend to qualified special purpose entities, or “QSPEs,” to which we have transferred financial assets, such as commercial loans and credit card receivables, in securitization transactions. We are currently evaluating the potential impact of this exposure draft on our consolidated financial statements. Additional information about SPEs and QSPEs utilized in connection with certain of our business activities, and related accounting policies, is included in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Notes 1 and 13 to the Consolidated Financial Statements included in our 2001 10-K.

         In July 2002, the FFIEC, the interagency body empowered to promote uniformity in the federal supervision of financial institutions, issued proposed guidance concerning a variety of credit card lending issues related to account management and adequacy of reserves for credit losses. The comment period for responding to the proposal, which provides guidance that institutions fully test, analyze and support account management practices prior to broad implementation of such practices, was recently extended to September 2002. We are currently evaluating the potential impact of this proposal, but based on our current interpretation we do not believe that the guidance will have a material impact on our financial condition.

         On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. At that time, as permitted by the standard, we elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” However, during the third quarter of 2002, we adopted the fair value accounting provisions of SFAS No. 123 for 2002 grants. This adoption is expected to reduce diluted earnings per common share for 2002 by approximately $.02 per share. In accordance with SFAS No. 123, options granted prior to January 1, 2002 continue to be accounted for under APB Opinion No. 25. Additional information concerning stock-based compensation is included in Note 11 to the Consolidated Financial Statements in our 2001 10-K.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
Dollars in millions, except per share amounts	2002	2001	2002	2001

Interest income:

Interest and fees on loans and leases	$2,150	$2,822	$4,318	$5,878

Interest on securities and trading assets	412	454	802	1,040

Other	111	239	239	456

Total interest income	2,673	3,515	5,359	7,374

Interest expense:

Deposits of domestic offices	369	662	761	1,434

Deposits of international offices	257	258	388	537

Short-term borrowings	100	255	244	609

Long-term debt	293	427	590	937

Other	12	41	24	98

Total interest expense	1,031	1,643	2,007	3,615

Net interest income	1,642	1,872	3,352	3,759

Provision for credit losses	1,250	313	1,658	627

Net interest income after provision for credit losses	392	1,559	1,694	3,132

Noninterest income:

Investment services revenue	405	330	810	673

Banking fees and commissions	383	399	766	782

Credit card revenue	155	162	327	327

Capital markets revenue	(126)	(172)	150	(187)

Gains on branch divestitures	—	263	—	353

Other	187	167	363	499

Total noninterest income	1,004	1,149	2,416	2,447

Noninterest expense:

Employee compensation and benefits	837	902	1,646	1,830

Occupancy and equipment	247	258	501	525

Marketing and public relations	52	57	102	113

Legal and other professional	39	53	73	115

Intangible asset amortization	22	94	44	190

Merger- and restructuring-related charges	—	38	—	476

Loss on sale of mortgage banking business	—	101	—	428

Other	400	370	797	775

Total noninterest expense	1,597	1,873	3,163	4,452

(Loss)/income from continuing operations before income taxes	(201)	835	947	1,127

Applicable income tax (benefit)/expense	(95)	314	317	453

(Loss)/income from continuing operations	$(106)	$521	$630	$674

Discontinued operations:

(Loss)/income from discontinued operations (including aggregate net pre-tax loss on disposal of $388 million)	(389)	18	(389)	2

Applicable income tax (benefit)/expense	(109)	8	(108)	4

Net (loss)/income	$(386)	$531	$349	$672

Diluted weighted average common shares outstanding (in millions)	1,045.5	1,094.5	1,050.3	1,095.2

(Loss)/income from continuing operations applicable to common shares	$(111)	$513	$621	$657

Basic (loss)/earnings per share – continuing operations	(.11)	.47	.59	.60

Diluted (loss)/earnings per share – continuing operations	(.11)	.47	.59	.60

Net (loss)/income applicable to common shares	$(391)	$523	$340	$655

Basic (loss)/earnings per share – net (loss)/income	(.37)	.48	.32	.60

Diluted (loss)/earnings per share – net (loss)/income	(.37)	.48	.32	.60

Dividends declared	.35	.33	.70	.66

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Dollars in millions, except per share amounts	2002	2001

Assets

Cash, due from banks and interest-bearing deposits	$10,649	$12,162

Federal funds sold and securities purchased under agreements to resell	3,524	6,443

Trading assets	3,857	4,633

Securities (including pledges of $14,973 in 2002 and $12,472 in 2001)	29,828	26,604

Loans and leases	116,201	126,988

Reserve for credit losses	(3,867)	(3,634)

Net loans and leases	112,334	123,354

Due from brokers/dealers	4,163	4,960

Premises and equipment	2,556	2,790

Goodwill	4,323	4,385

Other intangible assets	352	385

Assets of discontinued operations	3,474	5,017

Other assets	15,980	13,011

Total assets	$191,040	$203,744

Liabilities

Deposits:

Domestic:

Noninterest bearing	$27,724	$29,050

Interest bearing	81,837	80,935

International:

Noninterest bearing	1,713	2,469

Interest bearing	9,840	15,276

Total deposits	121,114	127,730

Federal funds purchased and securities sold under agreements to repurchase	7,021	9,236

Other short-term borrowings	4,703	5,343

Trading liabilities	2,336	2,136

Due to brokers/dealers	4,067	4,773

Long-term debt	22,654	25,530

Liabilities of discontinued operations	2,064	2,982

Accrued expenses and other liabilities	10,265	8,406

Total liabilities	174,224	186,136

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock, par value $1.00	271	271

Common stock, par value $.01 (1,086.6 million shares issued in 2002 and 1,086.7 million shares issued in 2001)	11	11

Common surplus	4,006	4,055

Retained earnings	13,657	14,078

Accumulated other comprehensive income	297	774

Treasury stock, at cost (39.0 million shares in 2002 and 42.9 million shares in 2001)	(1,426)	(1,581)

Total stockholders’ equity	16,816	17,608

Total liabilities and stockholders’ equity	$191,040	$203,744

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Six months ended June 30	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income	Stock	Total

2001

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361

Net income				672			672

Other comprehensive income, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					(9)

Change in translation adjustment, net of taxes					2

Change in derivative instruments, net of taxes:

Cumulative effect of adopting SFAS No. 133					204

Net change in fair values of derivatives					61

Net losses reclassified to statement of income					124

Other comprehensive income					382		382

Total comprehensive income							1,054

Cash dividends declared on common stock ($.66 per share)				(716)			(716)

Cash dividends declared on preferred stock				(17)			(17)

Common stock issued in connection with dividend reinvestment and employee benefit plans			160	62		114	336

Redemption and repurchase of preferred stock	(238)						(238)

Exercise of common stock warrants			77				77

Treasury stock purchased						(581)	(581)

Retirement of treasury stock			(1,033)			1,033	—

Other, net			1			(1)	—

Balance at June 30, 2001	$328	$11	$4,019	$14,562	$422	$(66)	$19,276

2002
Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608

Net income				349			349

Other comprehensive loss, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					34

Change in translation adjustment, net of taxes					(333)

Change in derivative instruments, net of taxes:

Net change in fair values of derivatives					(66)

Net gains reclassified to statement of income					(112)

Other comprehensive loss					(477)		(477)

Total comprehensive loss							(128)

Cash dividends declared on common stock ($.70 per share)				(732)			(732)

Cash dividends declared on preferred stock				(9)			(9)

Common stock issued in connection with dividend reinvestment and employee benefit plans			(16)	(29)		122	77

Other, net			(33)			33	—

Balance at June 30, 2002	$271	$11	$4,006	$13,657	$297	$(1,426)	$16,816

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six months ended June 30	2002	2001
In millions

Cash Flows from Operating Activities

Net income	$349	$672

Loss from discontinued operations	(281)	(2)

Net income from continuing operations	630	674

Adjustments for noncash items:

Depreciation and amortization of premises and equipment	226	223

Amortization of mortgage servicing rights	—	122

Intangible asset amortization	44	190

Provision for credit losses	1,658	627

Deferred income tax benefit	(207)	(432)

Securities losses	193	211

Merger- and restructuring-related charges	—	476

Gains on branch divestitures	—	(353)

Loss on sale of mortgage banking business	—	428

Write-downs of principal investing investments	71	602

Net decrease/(increase) in mortgages held for sale	85	(3,125)

Decrease in trading assets	776	1,423

Increase/(decrease) in trading liabilities	200	(682)

Decrease/(increase) in due from brokers/dealers	797	(1,711)

Decrease in accrued receivables, net	124	1,027

(Decrease)/increase in due to brokers/dealers	(706)	353

Decrease in accrued liabilities, net	(334)	(286)

Other, net	(1,353)	349

Net cash flow provided by operating activities	2,204	116

Cash Flows from Investing Activities

Net decrease/(increase) in federal funds sold and securities purchased under agreements to resell	2,919	(5,446)

Purchases of securities available for sale	(13,184)	(13,368)

Proceeds from sales of securities available for sale	6,834	18,275

Proceeds from maturities of securities available for sale	2,928	4,733

Purchases of securities held to maturity	(336)	(386)

Proceeds from maturities of securities held to maturity	418	434

Proceeds from sales of loan portfolios by banking subsidiary	800	2,497

Net decrease in loans and leases	5,455	2,827

Net cash received in conjunction with branch divestitures and sales of businesses	—	6,849

Purchases of premises and equipment	(216)	(381)

Purchases of mortgage servicing rights	—	(53)

Net cash flow provided by investing activities	5,618	15,981

Cash Flows from Financing Activities

Net decrease in deposits	(3,468)	(3,291)

Decrease in short-term borrowings	(2,332)	(7,171)

Proceeds from issuance of long-term debt	1,229	979

Repayments of long-term debt	(4,551)	(4,847)

Proceeds from issuance of common stock and exercise of warrants	77	413

Repurchase of common stock	—	(581)

Redemption and repurchase of preferred stock	—	(238)

Cash dividends paid	(724)	(723)

Net cash flow used in financing activities	(9,769)	(15,459)

Change in net assets of discontinued operations	625	(97)

Effect of foreign currency translation on cash	(191)	(55)

Net (decrease)/increase in cash and cash equivalents	(1,513)	486

Cash and cash equivalents at beginning of period	12,162	11,571

Cash and cash equivalents at end of period	$10,649	$12,057

Supplemental Disclosures – continuing operations

Interest paid	$2,033	$3,531

Income taxes paid	449	603

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 1. BASIS OF PRESENTATION

Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $191 billion in assets, organized along four principal lines of business: Wholesale Banking, Personal Financial Services, Capital Markets and International Banking.

         Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. You should read these consolidated financial statements and related notes together with the financial information in our Annual Report on Form 10-K and first quarter 2002 10-Q, both of which we previously filed with the SEC. We have reclassified certain amounts reported in prior periods to conform to current period classifications. In addition, as a result of our decision in April 2002 to sell certain of our businesses, which we discuss more fully in Note 2 below, all notes reflect continuing operations, unless otherwise stated.

NOTE 2. DISCONTINUED OPERATIONS

In April 2002, we announced our decision to sell Robertson Stephens, our Investment Banking firm; AFSA Data Corporation, or “AFSA,” a provider of student loan processing and healthcare and welfare services; and our fixed income business in Asia, in order to re-deploy capital to our core businesses and to reduce earnings volatility. As a result of this decision, financial information related to these businesses is presented separately in our income statement as discontinued operations.

         On June 10, 2002, we completed the sale of AFSA and recognized a gain of approximately $300 million ($173 million after-tax). With respect to Robertson Stephens, since we were unable to sell this business as a unit to a third party or reach an agreement for an employee buyout, we announced in July 2002 that we would be winding down the operations of this business unit. Accordingly, we are actively selling the assets of this business, terminating lease and other agreements, and expect to substantially complete these efforts during the third quarter of 2002. We expect to substantially complete the disposal of the Asia fixed income business by early 2003. These two businesses are carried in the accompanying consolidated balance sheet at the lesser of carrying value or estimated fair value less costs to sell, including related exit costs.

         The following table presents condensed combined financial information for AFSA, Robertson Stephens, and Asia. This information includes the results of operations of the three businesses for the respective periods, as well as the above-mentioned gain from the sale of AFSA, included in noninterest income below, and estimated losses of $638 million ($421 million after-tax) and $50 million ($30 million after-tax), respectively, included in noninterest expense below, related to Robertson Stephens and the Asia fixed income business.

	Three months		Six months
	ended June 30		ended June 30
In millions	2002	2001	2002	2001

Interest income	$20	$51	$50	$111

Interest expense	5	22	15	49

Net interest income	15	29	35	62

Provision for credit losses	11	2	13	3

Noninterest income	448	177	619	403

Noninterest expense	841	186	1,030	460

(Loss)/income before income taxes	(389)	18	(389)	2

Income tax (benefit)/expense	(109)	8	(108)	4

Net (loss)/income	$(280)	$10	$(281)	$(2)

The aggregate estimated loss of $688 million related to the disposals of Robertson Stephens and the Asia fixed income business was composed of a goodwill write-off of $289 million related to Robertson Stephens and exit costs of $399 million. These exit costs are discussed in more detail in Note 7.

         The following table presents the combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens and the Asia fixed income business as of June 30, 2002, and AFSA, Robertson Stephens, and Asia as of December 31, 2001. These combined assets and liabilities are presented separately in our consolidated balance sheet.

	June 30,	December 31,
In millions	2002	2001

Cash and cash equivalents	$295	$546

Federal funds sold and securities purchased under agreements to repurchase	257	—

Trading assets	1,526	2,356

Net loans	731	1,191

Goodwill	—	305

Other assets(a)	665	619

Total assets	$3,474	$5,017

Deposits	$960	$1,607

Short-term borrowings	300	877

Other liabilities(b)	804	498

Total liabilities	$2,064	$2,982

(a)	Includes securities, due from brokers/dealers, premises and equipment and other assets.

(b)	Includes trading liabilities, due to brokers/dealers and accrued expenses and other liabilities.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 3. SECURITIES

The following table presents securities available for sale and held to maturity:

	June 30, 2002		March 31, 2002		December 31, 2001
	Amortized	Market	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:

U.S. Treasury and government agencies	$6,395	$6,420	$6,535	$6,470	$4,466	$4,452

Mortgage-backed securities	15,871	16,168	15,707	15,870	13,786	14,057

Foreign debt securities	1,563	1,482	1,891	1,934	2,199	2,200

Other debt securities	2,440	2,438	2,680	2,662	2,854	2,849

Total debt securities	26,269	26,508	26,813	26,936	23,305	23,558

Marketable equity securities	496	568	450	439	492	482

Other equity securities	1,901	1,901	1,928	1,928	1,951	1,951

Total securities available for sale	28,666	28,977	29,191	29,303	25,748	25,991

Total securities held to maturity	851	856	560	563	613	616

Total securities	$29,517	$29,833	$29,751	$29,866	$26,361	$26,607

NOTE 4. LOANS AND LEASES

The following table presents details of loan and lease financing balances:

	June 30,	December 31,
In millions	2002	2001

Domestic:

Commercial and industrial	$43,980	$48,486

Commercial real estate	11,452	11,517

Home equity	15,713	13,862

Residential real estate	6,941	8,131

Credit card	4,976	5,547

Other consumer	4,049	4,685

Lease financing	11,416	12,370

Total domestic loans and leases	98,527	104,598

International loans and leases	17,674	22,390

Total loans and leases	$116,201	$126,988

Domestic and international lease financing balances presented above included aggregate operating leases to corporate customers of $1.3 billion and $1.4 billion, respectively.

NOTE 5. RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows:

Six months ended June 30	2002	2001
In millions

Balance at beginning of year	$3,634	$2,709

Gross charge-offs:

Domestic:

Commercial and industrial	1,104	415

Commercial real estate	2	2

Residential real estate	1	1

Credit card	139	146

Other consumer	65	51

Lease financing	54	28

International	113	71

Total gross charge-offs	1,478	714

Recoveries:

Domestic:

Commercial and industrial	56	56

Commercial real estate	1	5

Residential real estate	1	1

Credit card	10	18

Other consumer	20	14

Lease financing	12	5

International	11	26

Total recoveries	111	125

Net charge-offs	1,367	589

Provision for credit losses	1,658	627

Other	(58)	(1)

Balance at end of period(a)	$3,867	$2,746

(a)	Amounts included $166 million and $241 million, respectively, related to unfunded commitments to lend.

The reserve for credit losses as of June 30, 2002, December 31, 2001 and June 30, 2001 included $1,156 million, $927 million and $209 million, respectively, specifically allocated to Argentina, including an allocated transfer risk reserve, or “ATRR,” of $712 million at June 30, 2002, required by banking regulators. Additional information about the ATRR is included in the Country

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Risk section of Management’s Discussion and Analysis included in this 10-Q.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets are not amortized, but must be tested for impairment at least annually. We will amortize finite-lived intangible assets over their useful lives and review them for impairment when we believe that circumstances warrant. In addition to the transitional impairment test, which we performed during the first quarter of 2002 and which did not result in any impairment, we must perform the required annual impairment test in the year of adoption of the standard. We are required to apply the new standard prospectively.

         The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:

Purchased credit card	$398	$263	$398	$230

Customer relationship(a)	195	11	195	3

(a)	Recorded in connection with the Liberty acquisition in December 2001.

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at June 30, 2002 and December 31, 2001 was $333 million and $372 million, respectively. The carrying value of indefinite-lived intangible assets was $19 million and $13 million at June 30, 2002 and December 31, 2001, respectively. Amortization expense recorded for the six months ended June 30, 2002 and 2001 was $44 million and $40 million, respectively. Estimated amortization for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $86 million, $85 million, $55 million, $18 million and $18 million, respectively.

         The carrying value of goodwill was $4,323 million at June 30, 2002 and $4,385 million at December 31, 2001. No goodwill was acquired, and no impairment losses were recognized, during the first six months of 2002, exclusive of the write-off of goodwill related to Robertson Stephens, which is discussed in Note 2.

         The carrying value of goodwill by major line of business at June 30, 2002 was $2.8 billion for Personal Financial Services, $1.1 billion for Wholesale Banking, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were unchanged from December 31, 2001 except for International Banking, which declined $.1 billion due primarily to the devaluation of the Argentine peso. For additional disclosures required by SFAS No. 142, refer to Note 8.

NOTE 7. EXIT- AND RESTRUCTURING-RELATED CHARGES

During the year ended December 31, 2001, we recorded merger- and restructuring-related charges in our income statement in connection with our acquisitions of Summit and Liberty Asset Management and business unit restructurings. In addition, in connection with the Liberty acquisition, we recorded certain restructuring costs as goodwill. You can obtain additional information about these charges and the related balance sheet accruals in Note 12 of the Notes to Consolidated Financial Statements in our 2001 10-K, and in Note 7 to the Financial Statements in our first quarter 2002 Form 10-Q.

Summit

Personnel-related costs of $37 million, accruals for asset write-downs and contract cancellations of $13 million, and facilities-related and other costs of $52 million remained accrued and unpaid at December 31, 2001. During the first six months of 2002, we paid $30 million in severance, $1 million in contract cancellations and $8 million of facilities-related and other costs. In addition, we reversed $5 million of accrued facilities costs, $1 million of accrued contract cancellation costs and $5 million of other accrued costs, which were not fully utilized.

Business Unit Restructurings

At December 31, 2001, costs accrued and unpaid were $72 million for personnel, $34 million for future lease obligations and asset write-downs, and $5 million for other costs. During the first six months of 2002, we paid $24 million in personnel costs, $6 million in facilities-related costs, $5 million of other costs and wrote off $25 million of assets. In addition, 585 employees left FleetBoston.

Liberty Asset Management

Aggregate accrued and unpaid costs at December 31, 2001 were $62 million. During the first six months of 2002, we paid $17 million of personnel-related costs and

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

128 employees left FleetBoston. In addition, we wrote off $4 million of assets.

Discontinued Operations

In connection with the dispositions of Robertson Stephens and the Asia fixed income business, we recorded exit costs of $399 million in the second quarter of 2002. These exit costs were composed of personnel-related costs of $121 million for approximately 1,025 positions identified for elimination; accruals for asset write-downs and contract cancellations of $165 million; facilities-related costs of $57 million; and $56 million of other costs. During the second quarter of 2002, we recorded asset write-downs of $21 million and 30 employees left FleetBoston.

         The following table presents aggregate restructuring and exit cost accrual activity during the six months ended June 30, 2002.

Exit and Restructuring Accrual Activity

		Business
		Unit		Discontinued
In millions	Summit	Restructurings	Liberty	Operations

Balance at Dec. 31, 2001	$102	$111	$62	—

Restructuring reversals	(11)	—	—	—

Exit-related accruals	—	—	—	$399

Cash payments	(39)	(35)	(17)	—

Noncash write-downs	—	(25)	(4)	(21)

Balance at June 30, 2002	$52	$51	$41	$378

NOTE 8. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended June 30	2002		2001

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,045,450,647	1,045,450,647	1,083,752,849	1,083,752,849

Additional shares due to:

Stock options	—	— (a)	—	10,766,704

Total equivalent shares	1,045,450,647	1,045,450,647	1,083,752,849	1,094,519,553

Earnings per share:

(Loss)/income from continuing operations	$(106)	$(106)	$521	$521

Less preferred stock dividends	(5)	(5)	(8)	(8)

(Loss)/income from continuing operations available to common stockholders	$(111)	$(111)	$513	$513

Total equivalent shares	1,045,450,647	1,045,450,647	1,083,752,849	1,094,519,553

(Loss)/earnings per share — continuing operations	$(.11)	$(.11)	$.47	$.47

(Loss)/income from discontinued operations	$(280)	$(280)	$10	$10

Total equivalent shares	1,045,450,647	1,045,450,647	1,083,752,849	1,094,519,553

(Loss)/earnings per share — discontinued operations	$(.26)	$(.26)	$.01	$.01

Net (loss)/income	$(386)	$(386)	$531	$531

Less preferred stock dividends	(5)	(5)	(8)	(8)

Net (loss)/income available to common stockholders	$(391)	$(391)	$523	$523

Total equivalent shares	1,045,450,647	1,045,450,647	1,083,752,849	1,094,519,553

(Loss)/earnings per share — net income	$(.37)	$(.37)	$.48	$.48

(a)	Total average diluted shares outstanding in the second quarter of 2002 were 1,051,105,474. Of this total, options to purchase common stock at June 30, 2002 equivalent to 5,654,827 shares were not included in the second quarter of 2002 computation of diluted earnings per share because the impact of such options would have been antidilutive.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

Six months ended June 30	2002		2001

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,044,666,176	1,044,666,176	1,083,626,155	1,083,626,155

Additional shares due to:

Stock options	—	5,658,633	—	11,296,677

Warrants	—	—	—	274,706

Total equivalent shares	1,044,666,176	1,050,324,809	1,083,626,155	1,095,197,538

Earnings per share:

Income from continuing operations	$630	$630	$674	$674

Less preferred stock dividends	(9)	(9)	(17)	(17)

Income from continuing operations available to common stockholders	$621	$621	$657	$657

Total equivalent shares	1,044,666,176	1,050,324,809	1,083,626,155	1,095,197,538

Earnings per share — continuing operations	$.59	$.59	$.60	$.60

(Loss)/income from discontinued operations	$(281)	$(281)	$(2)	$(2)

Total equivalent shares	1,044,666,176	1,050,324,809	1,083,626,155	1,095,197,538

(Loss)/earnings per share — discontinued operations	$(.27)	$(.27)	$—	$—

Net income	$349	$349	$672	$672

Less preferred stock dividends	(9)	(9)	(17)	(17)

Net income available to common stockholders	$340	$340	$655	$655

Total equivalent shares	1,044,666,176	1,050,324,809	1,083,626,155	1,095,197,538

Earnings per share — net income	$.32	$.32	$.60	$.60

The following table presents income and earnings per share on a continuing operations and net income basis for the second quarter and first six months of 2001, adjusted for the amortization of goodwill.

Adjusted Net Income and Earnings Per Share

	Three months	Six months
	ended	ended
Dollars in millions, except per share amounts	June 30, 2001	June 30, 2001

Continuing operations:

Reported net income from continuing operations available to common stockholders	$513	$657

Add back goodwill amortization, net of applicable tax benefit	63	127

Adjusted net income from continuing operations	$576	$784

Basic and diluted earnings per share — continuing operations:

Reported earnings per share	$.47	$.60

Add back impact of goodwill amortization	.06	.12

Adjusted earnings per share	$.53	$.72

Net income:

Reported net income available to common stockholders	$523	$655

Add back goodwill amortization, net of applicable tax benefit	65	132

Adjusted net income	$588	$787

Basic and diluted earnings per share — net income:

Reported earnings per share	$.48	$.60

Add back impact of goodwill amortization	.06	.12

Adjusted earnings per share	$.54	$.72

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. As we reported in our 2001 Annual Report on Form 10-K, which we previously filed with the SEC, Robertson Stephens is a defendant in class action lawsuits and is involved in governmental and regulatory agency reviews and investigations related to the activities of investment banks in connection with underwriting initial public offerings. These lawsuits and investigations of investment banks have received wide publicity and involve the potential for monetary payments to agencies and private plaintiffs. These lawsuits and investigations continue notwithstanding the decision to wind down Robertson Stephens, which we have disclosed in Note 2. Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to FleetBoston’s financial condition or results of operations.

         In the normal course of business, FleetBoston is subject to challenges from U.S. and non-U.S. tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service, or “IRS,” is conducting an examination of our federal income tax returns for the years ended December 31, 1995, 1996 and 1997. In June 2002, the IRS issued Notices of Proposed Adjustment for the tax year 1997 with respect to our tax treatment of certain leveraged lease investments that were entered into during the examination years. Management believes that the proposed IRS adjustments are inconsistent with existing law and intends to vigorously defend our position. Resolution of these issues is not expected to have a significant impact on our financial position or results of operations.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we enter into a variety of interest rate and foreign exchange derivative contracts in connection with our balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and our trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. You can obtain additional information about our use of derivatives, including related accounting policies, in Notes 1 and 14 of the Notes to Consolidated Financial Statements contained in our 2001 10-K. The following discussion includes derivative instruments and hedging activities related to discontinued operations.

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

         For the quarter and six months ended June 30, 2002, we recognized net pre-tax losses of approximately $.4 million and $.3 million, respectively, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness for the three months ended June 30, 2002 were pre-tax gains of approximately $.1 million. Net pre-tax gains recognized during the six months ended June 30, 2002 were not significant. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

         Cash Flow Hedges. We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

         For the quarter and six months ended June 30, 2002, we recognized net pre-tax gains of approximately $.1 million and $.6 million, respectively, which represented the total ineffectiveness of all cash flow hedges.

         Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2002, we expect approximately $288 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

         Hedges of Net Investments in Foreign Operations. We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the three and six months ended June 30, 2002, we recorded net after-tax gains of approximately $2 million and $2.6 million, respectively, in other comprehensive income related to these derivatives.

Credit Risk

Our use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to losses that we would recognize if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

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

         Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $597 million at June 30, 2002, versus $696 million at December 31, 2001. Foreign exchange derivative instruments had credit exposure of $40 million at June 30, 2002, versus $52 million at December 31, 2001. Trading derivatives had credit exposure of $3.8 billion at June 30, 2002, versus $3.6 billion at December 31, 2001.

NOTE 11. LINE OF BUSINESS INFORMATION

Information about our operating segments for the quarters and six months ended June 30, 2002 and 2001 is included in the Line of Business Information section of Management’s Discussion and Analysis included in this 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information required in response to this Item is incorporated by reference from the discussion of the Argentine corralito litigation, under the caption Argentine Balance Sheet, in the Country Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and from the discussion of the Robertson Stephens lawsuits and investigations, included in Note 9 to the Consolidated Financial Statements, both contained in Part I of this Report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number
10	Amendment Seven to Supplemental Executive Retirement Plan, effective February 19, 2002.

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from April 1, 2002 to the date of the filing of this report:

•	Current Report on Form 8-K, dated April 16, 2002, announcing earnings for the quarter ended March 31, 2002 and a series of strategic decisions designed to re-deploy capital to core businesses and reduce earnings volatility, and reporting remarks by our Chief Financial Officer concerning guidance on full year 2002 earnings.

•	Current Report on Form 8-K, dated June 25, 2002, announcing that Robertson Stephens wrote off $282 million of goodwill in May 2002.

•	Current Report on Form 8-K, dated July 15, 2002, announcing earnings for the second quarter of 2002 and reporting remarks by our Chief Financial Officer concerning guidance on third and fourth quarter 2002 earnings.

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

DATE: August 14, 2002