Form 10-Q
period 2002-09-30
FLEETBOSTON FINANCIAL CORP
filed 2002-11-15
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 1-6366

FLEETBOSTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0341324 (IRS Employer Identification No.)

100 Federal Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

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

  YES          ☒                       NO          ☐

The number of shares of common stock of the Registrant outstanding as of October 31, 2002 was 1,049,581,594.

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

PART I. FINANCIAL INFORMATION

FINANCIAL SUMMARY

	Three months		Nine months
Dollars in millions,	ended September 30		ended September 30
except per share amounts	2002	2001	2002	2001

Earnings Net interest income (FTE)(a)	$1,531	$1,834	$4,919	$5,626
Noninterest income	1,336	1,469	3,752	3,917
Noninterest expense	1,603	1,726	4,767	6,177
Provision for credit losses	352	323	2,010	951
Income from continuing operations	597	771	1,226	1,446
Loss from discontinued operations	(18)	(5)	(298)	(8)
Net income	579	766	928	1,438

Per Common Share Basic earnings:
Continuing operations	$.57	$.71	$1.16	$1.31
Net income	.55	.70	.87	1.31
Diluted earnings:
Continuing operations	.57	.70	1.16	1.30
Net income	.55	.70	.87	1.29
Cash dividends declared	.35	.33	1.05	.99
Book value	15.84	18.09	15.84	18.09

Ratios Continuing operations:
Return on average assets(b)	1.29%	1.52%	.88%	.94%
Return on average common equity	14.22	15.67	9.43	9.93
Net income:
Return on average assets	1.23	1.47	.65	.91
Return on average common equity	13.80	15.56	7.11	9.88
Total equity to assets (period-end)	9.01	9.79	9.01	9.79
Tangible common equity to assets	6.52	7.72	6.52	7.72
Tier 1 risk-based capital	8.24	8.86	8.24	8.86
Total risk-based capital	11.77	12.58	11.77	12.58
Leverage	8.34	8.74	8.34	8.74

At September 30
Total assets	$187,188	$201,904	$187,188	$201,904
Loans and leases	117,053	126,705	117,053	126,705
Deposits	121,481	124,876	121,481	124,876
Long-term debt	20,680	25,473	20,680	25,473
Stockholders’ equity	16,866	19,775	16,866	19,775
Nonperforming assets	3,759	1,561	3,759	1,561

(a)	The fully taxable equivalent (FTE) adjustment included in net interest income was $14 million and $13 million for the three months ended September 30, 2002 and 2001, respectively, and $50 million and $46 million for the nine months ended September 30, 2002 and 2001, respectively.

(b)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or the “SEC.” This discussion updates our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002, all of which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K and the 10-Qs. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

         Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $187 billion in assets, and we currently rank as the seventh-largest financial holding company in the United States based on total assets.

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

         This discussion and analysis contains certain forward-looking statements with respect to our financial condition, results of operations, future performance and business. These statements are based on certain assumptions by management which involve risks and uncertainties. Actual results may differ materially from those contemplated by these statements due to many factors, including, but not limited to:

•	general political and economic conditions, either domestically or internationally;

•	continued economic, political and social uncertainties in Latin America;

•	developments concerning credit quality, including the resultant effect on the levels of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	continued weakness in domestic commercial loan demand, and the impact of that weakness on our corporate lending activities;

•	continued weakness in the capital markets in general, and the technology and telecommunications industries in particular, and the impact of that weakness on our Principal Investing and other capital markets business lines;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines;

•	changes in accounting rules, policies, practices and procedures; and

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us and/or our subsidiaries.

         Net income was $579 million, or $.55 per diluted share, for the third quarter of 2002 compared to net income of $766 million, or $.70 per diluted share, for the third quarter of 2001. For the nine months ended September 30, 2002, net income was $928 million, or $.87 per diluted share, compared to $1.4 billion, or $1.29 per diluted share, for the prior year period.

         Included in the nine-month 2002 results was a net loss of $298 million from discontinued operations, related to winding down the operations of Robertson Stephens, the disposal of our fixed income business in Asia and the sale of our student loan processing subsidiary, AFSA Data Corporation, or “AFSA.” The decisions to exit these businesses were discussed in our second quarter 2002 10-Q.

         We completed the sale of AFSA in June 2002, and recorded a related after-tax gain of $173 million in the second quarter. We substantially completed the winding down of the operations of Robertson Stephens during the third quarter of 2002, and expect to substantially complete the disposal of the Asia fixed income business by early next year. The remaining assets and liabilities of Robertson Stephens and the Asia fixed income business as of September 30, 2002 are presented in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less costs to dispose, including related exit costs.

         The operating results of these businesses for the 2002 periods, as well as the AFSA sale gain and estimated after-tax losses related to the disposals of Robertson Stephens and Asia recorded in the second quarter of 2002, are included in results from discontinued operations in our income statement. We have presented all prior period information on the same basis. For more financial information with respect to these businesses, refer to Note 2 to the Consolidated Financial Statements in this 10-Q.

         The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, for the three months ended September 30, 2002, net income was $597 million, or $.57 per diluted share, compared to net income of $771 million, or $.70 per diluted share, for the three months ended September 30, 2001. In the nine-month period, we earned $1.2 billion, or $1.16 per diluted share, in 2002 compared to $1.4 billion, or $1.30 per diluted share, in the same period a year ago. Lower earnings for the three and nine months ended September 30, 2002 reflected the impact of Argentine government measures on Argentina’s financial system and the continued economic deterioration in the country, as well as the continued weakness in the U.S. economy that has particularly affected revenues from corporate lending and our capital markets businesses. In addition to these factors, the nine-month 2002 period was impacted by additional provisions for domestic credit losses and the absence of branch divestiture gains recorded in 2001. 2002 results, however, were positively impacted by lower operating expenses from the corporate-wide cost containment program disclosed in previous SEC filings, as well as the absence of after-tax charges related to the Summit acquisition, the sale of our mortgage banking business, restructurings within our capital markets businesses and significantly lower write-downs of investments in our Principal Investing portfolio. These current and prior year items are discussed in more detail elsewhere in this discussion and analysis.

         In addition, 2002 earnings benefited by $.06 per share per quarter, compared to 2001, from the discontinuance of goodwill amortization in accordance with SFAS No. 142, which we adopted on January 1, 2002. Prior periods were not restated. This new goodwill accounting standard is more fully discussed in Note 6 to the Consolidated Financial Statements in this 10-Q.

LINE OF BUSINESS INFORMATION

Our customer-focused organizational structure includes four principal lines of business: Wholesale Banking, Personal Financial Services, Capital Markets, and International Banking. You can obtain additional information about the products and services offered by each line of business in the Line of Business Information section of Management’s Discussion and Analysis in our 2001 Annual Report on Form 10-K previously filed with the SEC.

         We may periodically restate business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have restated the information for the quarter and nine months ended September 30, 2001 presented throughout this section to reflect the revised organizational structure implemented in October 2001, as well as management reporting modifications implemented through September 30, 2002. The information appearing throughout this section is presented on both a fully taxable equivalent and a continuing operations basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Line of Business Earnings Summary

Three months ended September 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Wholesale Banking	$313	$325	$1,149	$1,192	18%	18%

Personal Financial Services	266	330	1,564	1,635	16	24

Capital Markets	(36)	(2)	(1)	37	nm	nm

International Banking	(2)	117	171	450	nm	31

All Other	56	1	(16)	(11)	nm	nm

Total	$597	$771	$2,867	$3,303	14%	16%

Nine months ended September 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Wholesale Banking	$913	$990	$3,479	$3,603	18%	18%

Personal Financial Services	782	862	4,653	4,677	16	21

Capital Markets	(42)	(317)	79	(375)	nm	nm

International Banking	(402)	340	361	1,337	nm	31

All Other	(25)	(429)	99	301	nm	nm

Total	$1,226	$1,446	$8,671	$9,543	9%	10%

nm	–	not meaningful

The following discussion focuses on the components of each of our four major business lines, and explains results in terms of their underlying businesses.

Wholesale Banking

	Three months		Nine months
	ended September 30		ended September 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$755	$811	$2,297	$2,462

Noninterest income	394	381	1,182	1,141

Total revenue	1,149	1,192	3,479	3,603

Provision for credit losses	174	184	576	537

Noninterest expense	455	470	1,383	1,427

Tax expense	207	213	607	649

Net income	$313	$325	$913	$990

Balance sheet data:

Average assets	$83,503	$92,203	$86,104	$94,350

Average loans and leases	72,732	82,105	75,566	83,948

Average deposits	35,877	32,625	35,464	32,058

Return on equity	18%	18%	18%	18%

Wholesale Banking earned $313 million in the third quarter of 2002, a decrease of $12 million from the prior year quarter. Earnings from the underlying business units reflected reduced demand for both loan and capital markets-related products as the economic environment remained weak. Higher cash management fees and deposit balances, resulting from higher sales and cross-selling activities, along with the impact of cost saving initiatives implemented in 2001, helped to moderate the negative impact of the weak economic climate.

Three months ended
September 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Corporate Banking	$180	$203	$640	$684	15%	16%

Commercial Banking and Financial Services	106	103	434	445	21	19

Global Services and Government Banking	27	19	75	63	102	71

Total	$313	$325	$1,149	$1,192	18%	18%

Corporate Banking, which includes several businesses such as commercial finance, commercial real estate, leasing, asset based lending, industry banking, acquisition finance, and debt capital markets, as well as foreign exchange and derivatives, earned $180 million for the quarter ended September 30, 2002, a decrease of 11% compared to the same period in 2001. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and by lower trading and foreign exchange fees due to current market conditions. This decline was partially offset by higher cash management fees and lower compensation levels. Average loans were $54.4 billion for the third quarter of 2002, compared to $61.7 billion for the 2001 period, a decline of $7.3 billion, or 12%. Quarterly aggregate average balances of lease financing for the third quarters of 2002 and 2001, composed of net investments in direct financing, leveraged and operating leases and investments in leasing joint ventures, were $14.0 billion and $14.5 billion, respectively. Our two most significant exposures included in the $14.0 billion at September 30, 2002 were $1.5 billion (with $208 million representing our single largest exposure) invested in the air transportation sector, and $1.4 billion (with $169 million representing our single largest exposure) invested in the rail sector.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         Commercial Banking and Financial Services, which is composed of middle market lending and small business lending, earned $106 million in the third quarter of 2002, an increase of $3 million from the third quarter of 2001. A higher level of cash management fees and derivatives sales, combined with lower operating expenses that resulted from cost saving initiatives implemented in 2001, more than offset the impact of reduced loan demand. Quarterly average loan balances decreased $2.1 billion to $18.2 billion, while deposits, particularly within the small business unit, grew approximately $1.1 billion to $18.2 billion, when compared to the prior year.

         Global Services and Government Banking provides a wide range of banking services to state and municipal governments. In addition, this unit manages the product lines of cash management and trade services and includes the residual revenue not allocated to the other Wholesale Banking units. Global Services and Government Banking earned $27 million in the current year quarter, compared to $19 million in 2001. Higher earnings were primarily driven by increased cash management fees and deposit balances along with higher tax processing revenues. Average deposit balances increased $2 billion, or 25%, to $10.2 billion for the third quarter of 2002.

         As we discussed in our first quarter 2002 10-Q, we announced in April of this year that we intended to reduce our exposure to targeted, non-strategic areas of corporate lending by approximately $10 billion and this effort is progressing. Thirty-percent of this exposure consists of funded loans, with the remainder composed of unfunded, or off-balance sheet, commitments. We anticipate that this effort, of which 80% has been completed to date, will result in an improved risk profile.

Personal Financial Services

	Three months		Nine months
	ended September 30		ended September 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$932	$923	$2,782	$2,781

Noninterest income	632	712	1,871	1,896

Total revenue	1,564	1,635	4,653	4,677

Provision for credit losses	220	263	682	727

Noninterest expense	932	851	2,764	2,594

Tax expense	146	191	425	494

Net income	$266	$330	$782	$862

Balance sheet data:

Average assets	$51,770	$48,445	$51,152	$48,529

Average loans	41,040	37,799	40,297	38,346

Average low-cost core deposits	53,983	49,132	53,287	48,556

Return on equity	16%	24%	16%	21%

Personal Financial Services earned $266 million in the current year quarter, a decline of $64 million, or 19%, compared to the same quarter in 2001, due to a gain recorded in the prior year on the sale of our equity interest in the NYCE ATM network. Excluding one-time transactions during the third quarter of 2001, earnings increased 7% in the quarterly comparison. This improvement was driven by solid loan growth, particularly in home equity products, and strong growth in low-cost core deposits, partially offset by the impact of lower deposit spreads and a decline in the market value of assets under management. The overall return on equity for this business line was also impacted by equity allocated to support goodwill recorded in connection with the 2001 acquisition of Liberty Asset Management, which is currently being integrated into our Columbia Management Group.

Three months ended
September 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer Financial Services	$218	$290	$1,127	$1,278	22%	30%

Wealth Management and Brokerage	48	40	437	357	7	10

Total	$266	$330	$1,564	$1,635	16%	24%

Consumer Financial Services, which includes consumer banking, the community investment group, and the credit card business, earned $218 million in the third quarter of 2002, which, when the aforementioned one-time transactions are excluded, represented an increase of $9 million, or 4%, over the prior year. This increase in earnings resulted from increased loan volumes and a beneficial change in deposit mix, as low-cost deposit balances increased approximately $4.9 billion, or 11%, over the prior year. The declining interest rate environment, which drove down loan yields and put pressure on spreads in the deposit-taking businesses, partially offset these improvements. Results also benefited from an increase in credit card volumes and an improved mix in the consumer loan portfolio that was achieved through the planned exit from certain less profitable indirect lending portfolios.

         The Wealth Management and Brokerage unit is composed of the Columbia Management Group, the Private Clients Group, and our Quick & Reilly brokerage group. These units, although negatively impacted by weak market conditions, saw their earnings increase over 20% to $48 million in the current quarter, largely as a result of effective expense management and improved sales mix within the Quick & Reilly brokerage group. Declines in the market value of assets under management, which reflected the overall lower valuation of the stock market, were offset by the fourth quarter 2001 Liberty acquisition, which added additional assets under management valued at $43 billion at September 30, 2002. The market value of domestic assets under management was $142 billion as of September 30, 2002 (including the $43 billion related to the Liberty acquisition) versus $114 billion as of September 30, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Capital Markets

	Three months		Nine months
	ended September 30		ended September 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$(24)	$(29)	$(69)	$(97)

Noninterest income	23	66	148	(278)

Total revenue	(1)	37	79	(375)

Noninterest expense	54	40	144	150

Tax benefit	(19)	(1)	(23)	(208)

Net loss	$(36)	$(2)	$(42)	$(317)

Return on equity	nm	nm	nm	nm

nm	—	not meaningful

Capital Markets includes Fleet Specialist and Principal Investing. These units continued to be affected by adverse market conditions, as more fully discussed below.

Three months ended September 30	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Fleet Specialist	$32	$23	$92	$71	35%	25%

Principal Investing	(68)	(25)	(93)	(34)	nm	nm

Total	$(36)	$(2)	$(1)	$37	nm	nm

nm	—	not meaningful

Fleet Specialist is one of the largest specialist firms on the NYSE, representing the common and preferred stocks of more than 500 companies and accounting for roughly 19% of the volume on the Big Board. This unit earned $32 million in the third quarter of 2002, an increase of $9 million, or 39%, from the third quarter of 2001. A volatile market drove an increase in the average daily trading volume in the quarterly comparison (103,087 trades per day versus 61,924 in the prior year quarter, or 66% increase).

         Principal Investing recorded a net loss of $68 million in the third quarter of 2002, compared to a net loss of $25 million a year ago. These quarterly results were affected by after-tax write-downs of $64 million taken against this portfolio, reflecting the continued weakness in the U.S. economy. At September 30, 2002, the aggregate carrying value of the Principal Investing portfolio was $3.6 billion, a decline of 12% from the third quarter of 2001, due primarily to write-downs. Over the past 18 to 20 months, private equity investing has experienced significant illiquidity and impairment in value, as a result of deterioration in financial markets and continued weakness in the U.S. economy. Certain industry sectors have been particularly impacted by these conditions, including technology and telecommunications. Over the next couple of years, as a result of our investment in these industry sectors, as well as the manufacturing and distribution, retailing and media and entertainment sectors, we expect the Principal Investing portfolio to continue to experience stress. We will continue our previously disclosed efforts to reduce our overall principal investing exposure.

International Banking

	Three months		Nine months
	ended September 30		ended September 30
Dollars in millions	2002	2001	2002	2001

Income statement data:

Net interest income	$116	$306	$554	$883

Noninterest income	55	144	(193)	454

Total revenue	171	450	361	1,337

Provision for credit losses	13	35	418	96

Noninterest expense	161	229	537	698

Tax (benefit)/expense	(1)	69	(192)	203

Net (loss)/income	$(2)	$117	$(402)	$340

Balance sheet data:

Average assets	$19,251	$25,571	$21,616	$25,250

Average loans	12,692	16,574	14,738	15,994

Average deposits	7,505	11,413	8,028	10,981

Return on equity	nm	31%	nm	31%

nm	—	not meaningful

International Banking reported a net loss of $2 million in the third quarter of 2002, compared to net income of $117 million in the third quarter of 2001. The vast majority of this decrease was directly related to the political and economic situation in Argentina. Argentina’s net loss for the quarter was $42 million, compared to net income of $41 million in the prior year, and reflected the impact of dramatic changes in the Argentine government’s monetary and fiscal policies. These government-mandated policies include the pesofication of loans and deposits that had been denominated in U.S. dollars, the abolishment of the fixed currency exchange rate and the court-ordered payout of certain frozen deposits. Brazil reported earnings of $31 million for the current quarter, which were down $28 million, or 47%, compared to 2001’s levels. Brazil’s results reflected our decision to reposition the balance sheet and reduce risk exposure in that country, which we announced in April 2002. You can read more detailed information about Argentina and Brazil in the Country Risk section of this discussion and analysis.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity allocations, combined with transfer pricing offsets. For instance, the provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

loss experience and various market data. This economic cycle methodology differs from the method used to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other. You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2001 10-K.

         The business activities of our Treasury unit are also included in All Other. The Treasury unit is responsible for the balance sheet management function, which consists of managing our wholesale funding needs, the structural non-trading interest rate risk inherent in our banking franchise and our capital levels. To manage interest rate risk, Treasury utilizes the residential mortgage portfolio, along with other financial instruments such as securities and derivatives. While the Treasury unit utilizes the mortgage portfolio as an interest rate risk management tool, other business units manage and have responsibility for credit, accounting and general operations.

         Results of All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had earnings of $56 million for the current quarter compared to $1 million for the third quarter of 2001. Included in All Other were earnings from our Treasury unit of $125 million for the current quarter compared to $91 million in the 2001 period, with the increase resulting from net security gains. As mentioned above, All Other also includes the residual impact of methodology allocations, with the most significant item related to the consolidated provision for credit losses. For the third quarter of 2002, All Other included $54 million of after-tax provision for credit losses in excess of that allocated to our various business lines, compared to $10 million for the 2001 period. In the third quarter of 2001, All Other also included $33 million of after-tax integration costs incurred as a result of the Summit acquisition, as well as $63 million of goodwill amortization. In connection with the adoption of SFAS No. 142, goodwill amortization recorded in previous years was reclassified from the business units to All Other for comparative purposes.

         For the first nine months of 2002, All Other was in a net loss position of $25 million, compared to a net loss of $429 million for the prior year period. Net income from our Treasury unit was $401 million in the 2002 period versus $278 million for the 2001 period, with the increase resulting from net security gains. In the 2002 period, All Other also reflected a significant additional provision for credit losses recorded in the second quarter ($387 million after-tax), to acknowledge the poor environment surrounding telecommunications and large corporate credits, and the residual impact of the consolidated provision for credit loss allocation methodology discussed earlier ($126 million after-tax). In the 2001 period, All Other included after-tax goodwill amortization of $190 million, after-tax losses of $285 million from the sale of our mortgage banking business, after-tax merger- and restructuring-related costs of $545 million, and after-tax gains of $235 million, principally related to divestitures associated with the BankBoston merger.

SIGNIFICANT ACCOUNTING POLICIES

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States. We described our accounting policies in detail in Note 1 to the Consolidated Financial Statements in our 2001 10-K. An understanding of these policies is essential in order to understand our reported financial condition and results of operations.

         The preparation of consolidated financial statements requires management to make judgments, involving estimates and assumptions in the application of certain accounting policies, about the effects of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The following discussion contains a brief description of accounting policies that involve significant inherent uncertainty and management judgment in their application.

Reserve for Credit Losses

The reserve for credit losses represents the amount available for estimated probable credit losses inherent in our loan and lease portfolio. The methodology used to determine the appropriate level of reserves involves many complex judgments.

         We perform periodic, systematic reviews of our credit portfolios to identify inherent losses, and to assess the overall probability of collection of these portfolios. These reviews result in the identification and quantification of probable loss factors, which are used in determining the appropriate level of reserves to cover the estimated probable losses inherent in each loan and lease category. Management judgment involving the estimates of loss factors can be impacted by many factors, such as the number of years of actual default and loss history included in the evaluation, the volatility of forecasted net credit losses, the financial models used in the forecasting process, and the results of risk rating migration analysis, which is used for small business loans.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         The methodology used to determine the appropriate level of the reserve for credit losses differs for commercial versus consumer loans, and involves other overall evaluations, such as a “sovereign risk” analysis, which is performed as part of our review of our international commercial and consumer loan portfolios, and assesses the cross-border risk of credit loss.

         In addition to periodic estimation and testing of probable loss factors, we periodically evaluate prevailing economic, business and, in some cases, political conditions, including emerging markets risks and the impact of currency devaluation on cross-border exposures, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. Management judgment is involved at many levels of these evaluations.

         An integral component of our risk management process is to ensure the proper allocation of the reserve for credit losses based upon an analysis of risk characteristics, demonstrated losses, loan segmentations, and other factors. The unallocated component of the reserve for credit losses represents management’s view that, given the complexities of the loan portfolio, there are estimable losses that have been incurred within the portfolio but not yet specifically identified, and as a result not fully captured in the allocated portion of the reserve. This unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation, such as industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses. Although the unallocated portion of the reserve is available to absorb losses in excess of the amounts allocated to specific loan categories, allocated reserves are also available to absorb losses in any loan and lease category.

         For more information about the methodology used in the determination of the reserve for credit losses, refer to Note 1 to the Consolidated Financial Statements in our 2001 10-K.

Valuation of Principal Investing Securities

Investments in private companies are carried in our consolidated balance sheet at cost less declines in value deemed other than temporary. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in the income statement when they are sold or otherwise exchanged. Investments in public companies are carried at fair value in our consolidated balance sheet, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. Where available, quoted or other independent market prices are used. When such investments are liquidated, gains and losses are recognized in the income statement. Investments in investment fund partnerships are accounted for using the equity method of accounting, with changes in carrying value recognized currently in the income statement.

         Management judgment is involved in the evaluation of declines in value of individual investments. Declines that are deemed other than temporary are recognized in the income statement through write-downs of the investments. Management judgment involving the evaluation of declines in value can be impacted by many factors, such as the financial condition, earnings capacity and near-term prospects of the company in which we have invested and, for publicly-traded securities, the length of time and extent to which market value has been less than cost. The evaluation of these investments is also subject to the overall condition of the economy and its impact on the capital markets. If sufficient evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, an impairment loss is recorded.

Derivative Instruments

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as a result include all derivatives in our consolidated balance sheet at fair value. We use derivatives in our trading and non-trading activities, including interest rate and foreign exchange contracts used to manage interest rate, credit, currency and market risk. Fair values are estimated based on market information and other relevant characteristics using pricing models, including option models. These models incorporate assumptions from independent sources involving interest rate yield curves, option volatilities and currency rates, and also consider factors estimated using management judgment, such as credit quality, liquidity and concentrations. Factors that can affect the assumptions and estimates used by management include limited market data and imprecise estimates of cash flows. One of the most significant factors in the valuation of derivatives involves credit risk. Factors affecting the consideration of credit risk include counterparty characteristics such as credit ratings, master netting arrangements and collateral.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         For more information about accounting policies related to the valuation of Principal Investing securities and derivative instruments, refer to Notes 1 and 18 to the Consolidated Financial Instruments in our 2001 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

	Three months		Nine months
FTE basis	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Interest income	$2,390	$3,306	$7,749	$10,681

Tax-equivalent adjustment	14	13	50	46

Interest expense	873	1,485	2,880	5,101

Net interest income	$1,531	$1,834	$4,919	$5,626

Net interest income decreased $303 million, or 16.5%, in the quarterly comparison and $707 million, or 12.6%, in the nine-month comparison. Of the $303 million quarterly decrease, $160 million related to Argentina and $23 million related to Brazil. The Argentine decline resulted primarily from the impact of Argentine government actions on the level of Argentine assets and liabilities, including the Argentine government-mandated rule changes subjecting all deposits to inflation-related indexation adjustments, which is discussed in the Country Risk section of this discussion and analysis. In addition, net interest income was adversely impacted by increases in domestic and international nonperforming loans, continued weak loan demand and our previously disclosed efforts to reduce large domestic corporate exposures. These declines were partially offset by an increase in low-cost domestic core deposits and a decrease in higher-cost wholesale funding.

Net Interest Margin and Interest Rate Spread

	Three months ended September 30				Nine months ended September 30
	2002		2001		2002		2001
FTE basis	Average		Average		Average		Average
Dollars in millions	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Securities	$28,144	4.71%	$23,048	7.09%	$28,285	5.25%	$26,985	6.96%

Loans and leases:

Domestic	99,257	6.64	105,787	7.55	101,079	6.72	109,514	8.17

International	17,263	6.53	20,895	11.02	19,241	8.28	20,161	11.15

Due from brokers/dealers	3,858	1.57	4,375	3.25	3,896	1.49	4,069	4.09

Mortgages held for sale	321	6.15	649	6.16	323	6.37	2,235	6.99

Other	9,617	4.87	21,301	5.28	9,084	5.05	14,179	6.53

Total interest earning assets	158,460	6.05	176,055	7.52	161,908	6.43	177,143	8.08

Deposits	90,717	2.17	96,328	3.50	92,321	2.38	96,658	3.90

Short-term borrowings	13,911	2.36	20,353	4.68	14,329	3.05	20,462	5.54

Due to brokers/dealers	3,756	1.21	3,905	3.26	3,902	1.20	3,879	4.48

Long-term debt	21,581	5.22	26,445	5.47	23,306	4.99	28,863	6.01

Interest bearing liabilities	129,965	2.67	147,031	4.01	133,858	2.87	149,862	4.55

Interest rate spread		3.38		3.51		3.56		3.53

Interest-free sources of funds	28,495		29,024		28,050		27,281

Total sources of funds	$158,460	2.19%	$176,055	3.35%	$161,908	2.38%	$177,143	3.84%

Net interest margin		3.86%		4.17%		4.05%		4.24%

Net interest margin represents the relationship between net interest income and average interest earning assets. Changes in the components of interest earning assets, as well as interest bearing liabilities, are discussed in more detail below. Net interest margin for the third quarter of 2002 declined 31 basis points compared to the prior year period, with substantially all of this decrease related to Latin America, primarily Argentina. Net interest margin declined 19 basis points in the nine-month comparison. These declines resulted from an increase in the level of nonperforming loans, a lower level of loan volume, the above-mentioned inflation-related indexation rule changes in Argentina and an overall lower yield on our investment securities and loan portfolios. The increase in nonperforming loans was primarily related to the placement of $2 billion of Argentine assets, composed of substantially all sovereign-related loans and securities and a significant portion of private sector loans, on nonaccrual status in the second quarter of 2002.

         Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of derivative instruments in managing interest rate risk. We utilize derivative instruments

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

which qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For the third quarter of 2002 and 2001, net interest margin would have been approximately 3.25% and 3.89%, respectively, if hedges were not entered into to mitigate interest rate fluctuations.

         Average securities increased $5.1 billion to $28.1 billion for the three months ended September 30, 2002, primarily due to net purchases of domestic debt securities throughout the first nine months of 2002.

         Average domestic loans and leases decreased $6.5 billion for the three months ended September 30, 2002 compared to the same period in 2001, driven primarily by lower average domestic commercial and industrial, or “C&I,” loan levels, partly due to our previously discussed efforts to reduce large domestic corporate exposures and weak commercial loan demand, as well as higher charge-offs in the 2002 period. In addition, average residential loan levels declined as a result of loan run off. These declines were offset, in part, by an increase in consumer home equity and credit card lending. Quarter to quarter, average international loans and leases decreased $3.6 billion to $17.3 billion, mainly due to the devaluation of the Argentine peso and our efforts to reduce risk exposure in Brazil by decreasing our lending activities.

         Average other interest earning assets decreased $11.7 billion to $9.6 billion for the third quarter of 2002, the result of a decrease in federal funds sold and securities purchased under agreements to resell, partly due to a shift in our earning asset mix resulting from an increase in home equity loans.

         The $5.6 billion decrease in average interest bearing deposits compared to the third quarter of 2001 reflects a $3.1 billion decline from Argentina, mainly the result of the pesofication and the devaluation of the local currency, as well as a decline in domestic time deposits, mainly the result of maturities, offset by growth in average domestic core deposits of approximately $8.7 billion.

         The $6.4 billion decrease in average short-term borrowings is mainly attributable to a decreased use of treasury, tax and loan borrowings and other short-term borrowings as a funding source as a result of increases in low-cost core deposits and a reduction in loans.

         Average long-term debt decreased $4.9 billion to $21.6 billion for the third quarter of 2002, reflecting maturities throughout 2002, offset, in part, by issuances of medium-term notes and trust preferred securities totaling approximately $1.2 billion during the first quarter of 2002.

Provision for Credit Losses

The provision for credit losses for the third quarter of 2002 amounted to $352 million, compared to $323 million for the third quarter of 2001. In the nine-month comparison, such amounts were $2 billion and $951 million, respectively. This $1.1 billion increase primarily resulted from an additional provision of approximately $880 million recorded in the second quarter of 2002 in consideration of the continued deterioration of the Argentine economy and the impact of the domestic economic environment on large corporate credits, including the telecommunications sector, and certain fraud situations. The remaining increase resulted from the continued pressure on credit costs experienced in 2002, particularly in commercial lending.

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

         As a result of our lending to corporate borrowers, we are significantly impacted by the depressed portions of the credit cycle. The domestic credit environment remains stressed, and therefore the level of future provisions cannot be determined with certainty. You can obtain more information about the reserve for credit losses in the Reserve for Credit Losses section of Management’s Discussion and Analysis and Notes 1 and 5 to the Consolidated Financial Statements, all of which are included in our 2001 10-K, as well as the Reserve for Credit Losses Activity section of this discussion and analysis. More information about Latin America is included in the Country Risk section of this discussion and analysis.

Noninterest Income

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Banking fees and commissions	$386	$399	$1,152	$1,180

Investment services revenue	380	316	1,190	988

Capital markets revenue	220	408	369	221

Credit card revenue	195	193	522	520

Gains on branch divestitures	—	—	—	353

Other	155	153	519	655

Total noninterest income	$1,336	$1,469	$3,752	$3,917

Noninterest income decreased $133 million in the third quarter of 2002 and $165 million in the first nine months of 2002, compared to the same periods a year ago. The three-month decline resulted from lower capital markets

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

revenues caused by higher investment write-downs in the Principal Investing portfolio in the third quarter of 2002, as well as the absence of a $146 million gain from the sale of our investment in the NYCE Corporation recorded in the third quarter of 2001. The decline in capital markets revenue was partially offset by a rise in investment services revenue, mainly the result of our fourth quarter 2001 Liberty Asset Management acquisition. The nine-month decline was primarily attributable to the absence of both branch divestiture gains and the gain on sale of our investment in the NYCE Corporation, recorded in 2001, and revenues from our mortgage banking business, which we sold in the second quarter of 2001. This decline was partially offset by higher investment services revenue and an improvement in capital markets revenue, more fully described below.

Banking Fees and Commissions

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Cash management fees	$118	$101	$352	$277

Deposit account charges	101	113	311	367

Electronic banking fees	69	67	198	182

Other	98	118	291	354

Total banking fees and commissions	$386	$399	$1,152	$1,180

Banking fees and commissions declined $13 million and $28 million in the three- and nine-month comparisons, respectively. Declines in deposit account charges and other fees resulted mainly from the impact of devaluation on the reported levels of revenues and expenses in Argentina, as well as lower deposit fees related to a change in fee structure in line with our customer-focused strategy. These declines were partially offset by increases in cash management fees, the result of stronger sales from cross-selling efforts, and electronic banking fees.

Investment Services Revenue

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Investment management revenue	$260	$209	$836	$646

Brokerage fees and commissions	120	107	354	342

Total investment services revenue	$380	$316	$1,190	$988

Investment Management Revenue

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Columbia Management Group	$162	$80	$511	$246

Private Clients Group	75	92	248	285

International	19	34	68	107

Other	4	3	9	8

Total investment management revenue	$260	$209	$836	$646

Investment management revenue increased $51 million in the quarterly comparison and $190 million in the nine-month comparison. These increases were primarily the result of the acquisition of Liberty, which is included in Columbia Management Group in the table above. This impact was offset, in part, by a lower market valuation of domestic assets under management as a result of the significant decline in the market during 2002, as well as a decline in Argentina’s investment management revenue, the result of the devaluation of the peso, and a decline in Brazil’s revenue, driven by lower market values and a continued weakening of that country’s local currency. At September 30, 2002, total domestic and international assets under management amounted to $147 billion. Excluding $43 billion related to the fourth quarter 2001 Liberty acquisition, the total was $104 billion, compared to $121 billion at September 30, 2001.

         Brokerage fees and commissions increased $13 million and $12 million, respectively, for the three- and nine-month periods ended September 30, 2002, compared to the same periods a year ago. These increases were attributable to higher sales of specialty mutual fund and annuity products, as Quick & Reilly continues to transition to an advice-based business. This increase in sales helped offset the impact of lower trade-related revenues resulting from continued weak market conditions.

Capital Markets Revenue

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Market-making revenue	$89	$72	$237	$267

Trading profits and commissions	58	39	125	127

Securities gains/(losses)	51	45	(142)	(166)

Foreign exchange revenue	43	71	101	190

Syndication/agency fees	32	33	112	126

Underwriting and advisory fees	15	10	39	33

Principal investing	(68)	138	(103)	(356)

Total capital markets revenue	$220	$408	$369	$221

Capital markets revenue for the third quarter of 2002 declined $188 million compared to the third quarter of 2001, mainly reflective of investment write-downs in our Principal Investing portfolio in the third quarter of 2002 and the absence of the third quarter 2001 gain on sale of our investment in the NYCE Corporation. This decline was partially offset by improvements in other capital markets-related categories which are more fully described below. For the nine months ended September 30, 2002, capital markets revenues increased $148 million compared to the same period a year ago. This improvement was primarily attributable to lower year-to-date investment write-downs in the Principal Investing portfolio and lower securities losses recognized in the 2002 period. Partially offsetting these improvements was an $89 million decline in foreign exchange revenue, principally due to government-related

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

actions in Argentina. Revenues from capital markets activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

         The $17 million increase in market-making revenue in the quarterly comparison reflected higher transactional volume at Fleet Specialist due to market volatility in the third quarter of 2002. The $30 million decrease in the nine-month comparison resulted from lower transactional volume due to difficult market conditions experienced in the first half of 2002.

         Trading profits and commissions increased $19 million for the quarter ended September 30, 2002 and were relatively flat in the nine-month comparison. The $19 million increase was mainly attributable to revaluation gains on the hedge portfolio.

         Net securities gains for the third quarter of 2002 were slightly higher than the third quarter of 2001. The nine-month 2002 security loss resulted mainly from write-downs of $350 million and $62 million related to Argentina and Brazil, respectively, recorded in the second quarter of 2002 and disclosed in our second quarter 2002 10-Q, offset in part by gains from sales of domestic debt securities. The nine-month 2001 security loss resulted from a $265 million loss from the sale of securities following the Summit acquisition, also offset in part by gains on sales of domestic debt securities.

         Foreign exchange revenue decreased $28 million in the quarterly comparison and $89 million in the nine-month comparison, principally due to government-related actions in Argentina.

         Syndication/agency fees were relatively flat in the third quarter of 2002 compared to the third quarter of 2001, and decreased $14 million in the nine-month comparison, resulting from decreased syndication volume in the current year. These fees are a function of the timing and level of syndication transactions.

         Principal investing revenue decreased $206 million for the quarter ended September 30, 2002 and increased $253 million for the first nine months of 2002, compared to the same periods a year ago. The quarterly decrease reflected investment write-downs of approximately $100 million ($64 million after-tax) recorded in the third quarter of 2002 due to the continued deterioration in the technology and telecommunications sectors, as well as the illiquidity prevalent within these markets, and reflected the absence of the third quarter 2001 gain on sale of our investment in the NYCE Corporation. The improvement in the nine-month comparison resulted from significantly lower investment write-downs in the nine-month 2002 period compared to the same period a year ago. During the third quarter and first nine months of 2002, we made new investments of $112 million and $385 million, respectively, compared to new investments of $159 million and $589 million, respectively, in the 2001 periods. As of September 30, 2002, the Principal Investing business had unfunded commitments totaling approximately $1.7 billion. These commitments are drawn down periodically throughout the life of the respective investment funds. As of September 30, 2002, the Principal Investing portfolio had an aggregate carrying value of approximately $3.6 billion, composed of investments in privately held companies, publicly held companies and investment fund partnerships. Over the past 18 to 20 months, private equity investing has experienced significant illiquidity and impairment in value, as a result of deterioration in financial markets and continued weakness in the U.S. economy. Certain industry sectors have been particularly impacted by these conditions, including technology and telecommunications. Over the next couple of years, as a result of our investment in these industry sectors, as well as the manufacturing and distribution, retailing and media and entertainment sectors, we expect the Principal Investing portfolio to continue to experience stress. We will continue our previously disclosed efforts to reduce our overall principal investing exposure.

Credit Card Revenue

Credit card revenue increased slightly in both the three- and nine-month comparisons. This modest increase was attributable to higher interchange income driven by increasing sales volume and a rise in customer-related fee income, offset partly by amortization of a higher level of deferred acquisition costs.

Other Noninterest Income

Gains on branch divestitures of $353 million in the first nine months of 2001 resulted primarily from the divestitures required in connection with the BankBoston merger.

         Other noninterest income for the three months ended September 30, 2002 was relatively flat compared to the same period a year ago and decreased $136 million in the nine-month comparison. The nine-month 2002 decrease was primarily due to the absence of $107 million of revenue included in the 2001 period related to our mortgage banking business, which we sold in the second quarter of 2001. Excluding this amount, other noninterest income declined $29 million year over year.

Noninterest Expense

	Three months		Nine months
	ended September 30		ended September 30
In millions	2002	2001	2002	2001

Employee compensation and benefits	$843	$904	$2,490	$2,733

Occupancy and equipment	244	264	745	788

Marketing and public relations	62	60	163	173

Legal and other professional	44	45	117	159

Intangible asset amortization	21	93	65	282

Merger- and restructuring-related charges	—	17	—	493

Loss on sale of mortgage banking business	—	—	—	428

Other	389	343	1,187	1,121

Total noninterest expense	$1,603	$1,726	$4,767	$6,177

Noninterest expense decreased $123 million, or 7%, and $1.4 billion, or 23%, in the third quarter and the first nine months of 2002, respectively, compared to the same

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

periods in 2001. These declines resulted from cost saving initiatives implemented in 2001, the absence of goodwill amortization in the 2002 periods in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on January 1, 2002, and the absence of charges recorded in 2001 related to the Summit acquisition, business unit restructurings and the sale of our mortgage banking business, presented separately in the table above. More information about our adoption of SFAS No. 142 and its impact is included in Note 6 to the Consolidated Financial Statements in this 10-Q.

         During the third quarter of 2002, we adopted the fair value accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options granted after January 1, 2002. In accordance with the standard, options granted prior to January 1, 2002 continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” with no compensation expense recognized. As a result of adoption of the standard’s fair value accounting provisions, we recorded approximately $2.8 million of employee compensation and benefits expense in the third quarter of 2002, which included expense related to the first and second quarters of this year. Additional information concerning stock-based compensation is included in Note 11 to the Consolidated Financial Statements in our 2001 10-K. You can obtain more information about the impact of the adoption of the related provisions of SFAS No. 123 on the quarter and nine months ended September 30, 2002 in Note 1 to the Consolidated Financial Statements in this 10-Q.

Income Taxes

We recorded income tax expense of $301 million for the third quarter of 2002 and $618 million for the nine months ended September 30, 2002, compared to $470 million and $923 million for the same periods a year ago. Our effective tax rate was 33.5% and 37.9% for the third quarter of 2002 and 2001, respectively, and 33.5% and 39.0% for the respective nine-month periods. The higher 2001 year-to-date effective tax rate reflected the effect of nondeductible merger- and restructuring-related charges recorded in connection with the Summit acquisition. The effective tax rates for the 2002 periods continue to be reduced by the relatively greater impact of the elimination of goodwill amortization in accordance with SFAS No. 142, tax credits and other items on a reduced pre-tax income level.

         Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, and the achievement of tax planning strategies. Management has determined that it is more likely than not that the deferred tax assets at September 30, 2002 can be realized. However, this determination involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates, in particular the level of foreign source earnings. Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions. Additional information about our income taxes and related accounting policies is included in Notes 1 and 15 to the Consolidated Financial Statements in our 2001 10-K, and in Note 9 to the Consolidated Financial Statements in this 10-Q.

FINANCIAL CONDITION

Risk Management

Our management of the risks inherent in our businesses is essential for understanding and assessing our financial performance and potential for creating long-term value. Four of the primary risk factors inherent in our businesses are credit risk, liquidity risk, market risk and operating risk. Any of these risks, if not effectively managed, can result in losses to us, as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish controls we believe are appropriate in the circumstances and to monitor compliance with our risk mitigation strategies. While these processes assist us in managing our risk exposures, they cannot fully insulate us from losses. Our businesses require us to take risks while seeking adequate compensation for the risks undertaken. Despite the best of efforts, losses can, and will, occur. Consequently, we continually seek to improve our risk management culture to better balance risks and returns while operating in a dynamic risk environment.

         You can obtain additional information on our risk management infrastructure, and related credit risk, liquidity risk, market risk and operating risk management processes, in the Financial Condition section of Management’s Discussion and Analysis in our 2001 10-K. The following sections provide additional information about credit risk, liquidity risk and market risk.

Credit Risk Management

Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with us. Our credit risk

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures, through the establishment of credit policies, the approval of underwriting standards and concentration limits and the granting of credit approval authorities.

Loans and Leases

	September 30,	June 30,	December 31,
In millions	2002	2002	2001

Domestic:

Commercial and industrial	$41,677	$43,980	$48,486

Commercial real estate	11,072	11,452	11,517

Consumer	36,831	31,679	32,225

Lease financing	11,217	11,416	12,370

Total domestic loans and leases	100,797	98,527	104,598

International:

Commercial	15,201	16,463	19,608

Consumer	1,055	1,211	2,782

Total international loans and leases	16,256	17,674	22,390

Total loans and leases	$117,053	$116,201	$126,988

Total loans and leases decreased $9.9 billion to $117.1 billion from $127 billion at December 31, 2001. This decrease was mainly due to a $6.8 billion decline in domestic C&I loans, primarily the result of lower business volume related to continued weak loan demand, our previously disclosed large corporate exposure reduction efforts and a $1 billion commercial loan securitization completed in the third quarter of 2002. Also contributing to the decline in C&I loans were charge-offs of approximately $1.3 billion in the nine months ended September 30, 2002, including the charge-off of certain large corporate and telecom credits, and certain fraud situations. Commercial real estate loans and the lease financing portfolio also declined $445 million and $1.2 billion, respectively, from December 31, 2001, reflecting loan runoff and weaker credit demand. Partially offsetting these declines was a $4.6 billion rise in domestic consumer loans, mainly home equity loans, more fully described below. The $6.1 billion decrease in our international loan portfolio was due primarily to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans and a $1.6 billion decline in Brazilian loans, primarily as a result of maturities during the second and third quarters which were not renewed.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Consumer Loans

	September 30,	June 30,	December 31,
In millions	2002	2002	2001

Domestic:

Home equity	$18,659	$15,713	$13,862

Residential real estate	8,185	6,941	8,131

Credit card	6,363	4,976	5,547

Consumer margin loans	1,370	1,590	1,852

Student loans	778	884	949

Installment/other	1,476	1,575	1,884

Total domestic loans	36,831	31,679	32,225

International:

Residential real estate	$539	$589	$1,550
Credit card	127	188	337
Installment/other	389	434	895

Total international loans	1,055	1,211	2,782

Total consumer loans	$37,886	$32,890	$35,007

Compared to December 31, 2001, domestic consumer loans increased $4.6 billion, or 14%, to $36.8 billion at September 30, 2002. This increase was mainly the result of a $4.8 billion rise in home equity loans, mainly attributable to home equity loan promotions and high demand due to low interest rates, as well as an $816 million rise in domestic credit card outstandings, the result of new business partially offset by an $800 million securitization transaction completed in the second quarter of 2002. Partially offsetting these increases was a $482 million, or 26%, decrease in consumer margin loans due to reduced demand resulting from difficult market conditions. The $1.2 billion increase in residential real estate loans from June 30, 2002 resulted primarily from an increase in loan volume.

         The $1.7 billion decline in international consumer loans from December 31, 2001 was substantially due to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans.

Country Risk

Non-U.S. Operations

Our overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments of the countries in which we conduct activities. These activities can also be impacted by perceptions in local and international financial markets about these conditions and policies. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect our Latin American and other overseas activities. You can obtain additional information about our overseas activities in the Country Risk section of Management’s Discussion and Analysis in our 2001 10-K.

         The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at September 30, 2002 and December 31, 2001. The total assets in each country include the related cross-border outstandings.

Total Assets	September 30,	December 31,
In billions	2002	2001

Argentina	$4.0	$9.3

Brazil	10.2	12.0

Chile	1.5	1.7

Colombia	.3	.3

Mexico	1.7	1.4

Panama	.5	.5

Peru	.6	.6

Uruguay	.6	.8

Other Latin America	.1	.3

Total Latin America	$19.5	$26.9

Cross-Border Outstandings, net of
cross-border risk mitigation	September 30,	December 31,
In billions	2002	2001

Argentina	$1.7	$3.3

Brazil	2.3	2.5

Chile	.7	.8

Colombia	.2	.1

Mexico	.7	.8

Panama	.2	.2

Peru	.1	.3

Uruguay	.3	.1

Other Latin America	.1	.3

Total Latin America	$6.3	$8.4

The remainder of this section presents updated information about our operations in Argentina, Brazil and Uruguay, including information concerning the effects of the ongoing economic, political and social situation in Argentina on these operations, as well as information concerning economic and political conditions in Brazil and Uruguay.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

outstandings include claims on third parties, as well as investments in, and funding of, our overseas operations.

         Total cross-border outstandings to Argentina and Brazil, as defined, each amounted to 1% or more of our consolidated total assets at September 30, 2002 and December 31, 2001, respectively. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at September 30, 2002 and December 31, 2001, respectively.

Argentina

At the beginning of the year, we had 135 branches in Argentina and 4,796 employees (including temporary employees), compared to 120 branches and 3,659 employees at September 30, 2002. In response to the Argentine crisis and reduced business volume, we scaled down our Argentine operation by closing 15 branches and reducing staff levels. We expect further reductions in the number of branches and staff in future quarters.

         As we discussed in our 2001 10-K, in early 2002, the Argentine government implemented measures to convert all U.S. dollar denominated loans and deposits into pesos and additional measures to deal with the economic crisis. Since the beginning of the Argentine crisis, we have taken cumulative pre-tax charges of approximately $2.4 billion. This includes a pre-tax unrealized loss of $595 million ($359 million after-tax), which is recorded in the translation component of other comprehensive income, net of taxes.

Argentine Balance Sheet

We had Argentine total assets of approximately $4 billion and $9.3 billion at September 30, 2002 and December 31, 2001, respectively. These assets, which are subject to the country risk described above, have the following components:

	Sept. 30,	Dec. 31,
In billions	2002	2001

Loans	$2.8	$6.7

Placements with central bank and other banks	.3	1.3

Securities	.4	.3

Fixed assets and other nonearning assets	.5	1.0

Total assets	$4.0	$9.3

Components of total assets:

Assets recorded in the Argentine operation funded by liabilities from local residents	$1.3	$4.5

Cross-border outstandings — see separate table	$2.7	$4.8

The table below presents the components of loans.

	Sept. 30,	Dec. 31,
In billions	2002	2001(a)

Consumer	$.4	$1.8

Corporate:

Multinationals	.3	1.0

Argentine corporations	1.7	2.5

Middle market and financial institutions	.2	1.0

Sovereign	.2	.4

Total loans	$2.8	$6.7

(a)	Certain amounts at December 31, 2001 have been reclassified for comparative purposes.

The decline in Argentine total assets from December 31, 2001 resulted from the involuntary conversion of the majority of these assets into pesos and their subsequent devaluation as the peso weakened versus the U.S. dollar, loan payments and the previously disclosed write-down of Argentine government securities. The peso has devalued by approximately 73% from December 31, 2001. The decline in loans from $6.7 billion at December 31, 2001 to $2.8 billion at September 30, 2002 is mainly attributable to the peso devaluation and loan payments.

         During the second quarter, we placed substantially all sovereign-related loans and securities and a significant portion of private sector loans on nonaccrual status. We believed that it was prudent to take this action in light of the deteriorating situation in Argentina, even though many of the relationships were current in their payments. At September 30, 2002, total NPAs in Argentina were $1.9 billion, of which $1.5 billion were loans and $418 million were sovereign securities. Of the $1.5 billion of loans, approximately $850 million were current at September 30, 2002. Included in our consolidated reserve for credit losses is $1 billion related to Argentina. Net charge-offs for the third quarter of 2002 were $134 million. We expect that net charge-offs in Argentina will continue to increase significantly during the remainder of 2002 and early 2003.

         In addition, since the second quarter of 2002, the Interagency Country Exposure Review Committee, or “ICERC,” of U.S. banking regulators has required the banking industry to maintain an Allocated Transfer Risk Reserve, or “ATRR,” to cover certain Argentine cross-border exposure. Our ATRR requirement was $652 million at September 30, 2002, and this was covered by the $1 billion reserve mentioned above.

         We have $255 million on deposit with the Argentine central bank to meet statutory reserve requirements related to our Argentine operation’s $1.2 billion of local deposits. We are required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

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
         Due to this situation, we recorded foreign exchange losses of $151 million during the first nine months of 2002, with $25 million recorded in the third quarter, and as of September 30, 2002 maintained $18 million of balance sheet reserves related to this issue. These losses represent the impact of paying depositors in pesos at the current exchange rate versus the 1.40 exchange rate originally used to convert U.S. deposits into pesos as part of the Argentine government's economic measures instituted in early 2002 to deal with that country's economic crisis.

         We cannot determine the total number of claims pending in the judicial system at this time, which may result in additional losses. Foreign exchange losses related to these deposits were partially offset by foreign exchange gains on our long U.S. dollar currency position and forward and spot trading transactions. Total net foreign exchange losses from Argentina, including losses related to the deposits as described above, were $30 million in the first nine months of 2002, with $8 million recorded in the third quarter. Separately, there have been media reports, and BankBoston Argentina and FleetBoston have received communications, indicating that customers of BankBoston Argentina may commence legal action in the United States to attempt to collect from Fleet National Bank in the United States the value of deposits at BankBoston Argentina.

         On November 7, 2002, a judge in Argentina issued criminal indictments against the President of the BankBoston Argentina branch in Buenos Aires, Argentina, and seventeen other senior employees of the branch, alleging “fraudulent administration of business.” These indictments resulted from the purported failure of the branch to honor time deposits and other payment instruments presented at various offices of the branch after November 30, 2001, the date on which deposits were frozen by actions of the Argentine government. In not honoring the presentations, the branch and its employees were following Argentine law and Central Bank regulations. The branch has appealed these indictments on a number of legal bases available under Argentine law. Management believes these indictments to be without merit and the branch will vigorously pursue this appeal.

         Also during the second quarter of 2002, the Argentine government reversed a measure that allowed banks to charge customers an inflation adjustment on consumer loans. However, deposit liabilities will continue to accrue the inflation adjustment. This situation has created a mismatch between inflation-adjusted assets and liabilities. This measure resulted in a year to date reduction of net interest income of approximately $102 million.

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

         Included in Argentine total assets of $4 billion at September 30, 2002 and $9.3 billion at December 31, 2001 are cross-border outstandings, as follows. The net cross-border outstandings of $1.7 billion at September 30, 2002 have not been reduced by the $1 billion reserve for credit losses specifically allocated to Argentina.

	Sept. 30,	Dec. 31,
In billions	2002	2001

Argentina:

Trade-related claims	$.5	$1.0

Other claims on third parties	1.6	2.1

Investment in and funding of local operation	.6	1.7

Total cross-border outstandings	$2.7	$4.8

Cross-border risk mitigation:

Insurance contracts	.7	.8

Guarantees, including trade-related of $.03 billion and $.2 billion	.3	.7

Total cross-border outstandings, net of cross-border risk mitigation	$1.7	$3.3

(a)	Total cross-border outstandings to Argentina were 1.4% and 2.3% of total consolidated assets at September 30, 2002 and December 31, 2001, respectively.

(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Argentina were 2.5%, 9.5% and 88% at September 30, 2002 and 1.7%, 10.9% and 87.4% at December 31, 2001, respectively.

(c)	Cross-border commitments for Argentina at September 30, 2002 and December 31, 2001 were $125 million and $160 million, respectively.

(d)	Certain December 31, 2001 amounts have been reclassified for comparative purposes.

The decrease in cross-border outstandings from December 31, 2001 was primarily due to losses recorded by the Argentine operation, and to translation losses, which are recorded in other comprehensive income as discussed earlier in this section.

         The $2.7 billion of cross-border outstandings at September 30, 2002 have the following cross-border risk mitigation:

•	$680 million are covered by insurance, which includes $390 million of investment in and funding of local operation and $290 million of third party loans. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of the investment in and funding of local operation and third party loans is not permitted due to the inability of the customer to transfer funds or convert the necessary funds into the obligation currency due to government actions.
With respect to the coverage of $290 million of third party loans, we are required to provide evidence that the customer’s nonpayment is not credit-related. To date, there are many instances where debt payments on the third party loans are not being made due to credit reasons. In all cases, we are required to follow specific procedures to ensure coverage if a cross-border event occurs, including timely notification of such an event to the insurer.

•	Of the $540 million of trade-related outstandings, $270 million are short-term, and $30 million are guaranteed and are included in the $300 million of guarantees presented in the table above that cover credit and cross-border risk.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         The Argentine government enacted exchange controls in December 2001 that limited the transfer of funds outside of that country. These regulations continue to be modified. As of September 30, 2002, our cross-border outstandings continue to be impacted by these regulations, and this has resulted in delays in the transfer of U.S. dollars outside of Argentina. We are unable to determine at the present time the ultimate impact those measures will have on our cross-border outstandings.

Argentine Mutual Funds

         Our Argentine operation managed approximately $123 million of mutual funds at September 30, 2002. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund investments. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed in the Argentine Balance Sheet section as the corralito-related litigation.

Argentine Currency Position

         Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our income statement. The increase in the long position in U.S. dollars is mainly due to the U.S. dollar denominated compensation bond. The continued evolution of the Argentine government’s economic measures may impact the size and direction of our currency position in future periods.

	Sept. 30, 2002		Dec. 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Argentina(a)(b)	$221	$229	$52	$(23)

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

In addition to the currency exposure discussed above, our investment in and funding of local operations creates translation exposure, which arises from changes in the local currency exchange rate versus the U.S. dollar. As a result of the change in Argentina’s financial system from U.S. dollars to pesos, we changed the functional currency of the Argentine unit from the U.S. dollar to the peso, in accordance with SFAS No. 52, “Foreign Currency Translation,” at the beginning of 2002. Translation gains and losses that result from this exposure, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax, as discussed earlier in this section.

         The government measures created a situation where our translation exposure could not be effectively hedged against currency rate changes, and at September 30, 2002, our translation exposure was approximately $.6 billion, which is presented in the table of cross-border outstandings on the previous page as investment in and funding of local operations. The cumulative impact recorded in other comprehensive income since implementing this accounting change was a $595 million pre-tax unrealized loss, or $359 million after-tax.

         During the quarter, the Argentine government announced that the presidential elections have been moved to March 2003. We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above, and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political, including the outcome of the presidential elections and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

Brazil

We operate more than 65 branches in Brazil with total assets of approximately $10.2 billion and $12 billion at September 30, 2002 and December 31, 2001, respectively. These assets are subject to country risk as described above and have the following components:

	Sept. 30,	Dec. 31,
In billions	2002(a)	2001

Loans	$5.7	$7.3

Securities:

Available for sale	1.0	1.5

Trading	—	.4

Resale agreements	1.3	1.5

Other monetary assets	1.3	.6

Fixed assets and other nonearning assets	.9	.7

Total assets	$10.2	$12.0

Components of total assets:

Assets recorded in the Brazilian operation funded by liabilities from local residents	$3.1	$3.6

Cross-border outstandings – see separate table	$7.1	$8.4

(a)	Total assets at September 30, 2002 as presented in the table above have not been reduced by $528 million of unrealized mark-to- market pre-tax losses recorded in other comprehensive income during the third quarter of 2002, of which $185 million was related to securities available for sale and $343 million was related to cash flow hedges of local currency denominated assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The table below presents the components of loans.

	Sept. 30,	Dec. 31,
In billions	2002	2001

Consumer	$.2	$.4

Corporate:

Multinationals	2.4	3.1

Brazilian corporations	2.8	3.3

Middle market and financial institutions	.3	.5

Total loans	$5.7	$7.3

The decline in total assets mainly reflects our intent to reduce risk in Brazil by decreasing lending activities and repositioning the securities portfolio toward shorter maturities, as well as the impact of the devaluation of the Brazilian real against the U.S. dollar (40% from December 31, 2001).

         The decline in the loan portfolio was primarily due to not renewing loans that matured during the second and third quarters, and the impact of Brazilian currency, or real, devaluation. NPAs in the Brazilian portfolio were $60 million at September 30, 2002 compared to $18 million at December 31, 2001. The increase was primarily related to one telecommunication borrower. Net charge offs for the first nine months of 2002 were $16 million.

         As part of our Brazilian operation’s balance sheet management, we held approximately $3.6 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding table) at September 30, 2002, compared to $4 billion at December 31, 2001. Of this total, securities available for sale were composed mainly of Brazilian government bonds of $900 million at September 30, 2002 compared to $1.5 billion at December 31, 2001. The decline was due to securities sales in the first quarter of 2002 and maturities. At September 30, 2002, these securities had an average duration of approximately 1.2 years compared to 2 years at December 31, 2001. We also had $1.3 billion of resale agreements with banks in Brazil, which were collateralized by Brazilian government bonds.

         Our Brazilian balance sheet is partially funded by third party liabilities where the provider assumes the transfer risk, which is discussed below, intercompany funding and local liabilities.

         Included in Brazilian total assets of $10.2 billion and $12 billion at September 30, 2002 and December 31, 2001, respectively, are cross-border outstandings, which follow:

	Sept. 30,	Dec. 31,
In billions	2002	2001

Brazil:

Trade-related claims	$3.1	$3.6

Other claims on third parties	2.0	1.8

Investment in and funding of local operation	2.0	3.0

Total cross-border outstandings	$7.1	$8.4

Cross-border risk mitigation:

Insurance contracts	$1.0	$1.1

Other trade-related transfer risk mitigation	1.6	1.6

Third party funding	1.1	2.1

Guarantees, including trade-related of $.6 billion	1.1	1.1

Total cross-border outstandings, net of cross-border risk mitigation	$2.3	$2.5

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 3.8% and 4.1% at September 30, 2002 and December 31, 2001.

(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Brazil were 14.7%, 10% and 75.3% at September 30, 2002 and 1.1%, 16.6% and 82.3% at December 31, 2001, respectively.

(c)	Cross-border commitments for Brazil at September 30, 2002 and December 31, 2001 were $75 million and $50 million, respectively.

(d)	Trade-related claims at September 30, 2002 and December 31, 2001 included $1.2 billion, respectively, funded by intercompany liabilities that are not reflected in investment in and funding of local operation.

Total cross-border outstandings decreased from December 31, 2001 mainly due to reductions in loans and available-for-sale securities. The decrease in total cross-border outstandings is mostly offset by the decline in third party funding for transfer risk mitigation due to maturities which were not renewed.

         The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	Sept. 30,	Dec. 31,
In billions	2002	2001

Brazil:

Short-term trade-related claims	$.7	$.7

Investment in and funding of local operation:

Non-trade-related claims	.5	.8

Other	1.1	1.0

Total cross-border outstandings, net of cross-border risk mitigation	$2.3	$2.5

(a)	As of June 30, 2002, non-trade-related claims amounted to $.7 billion.

In addition, during October 2002, total cross-border outstandings were further reduced by approximately $400 million primarily due to the maturity of certain trade-related loans, bringing total cross-border outstandings at October 31, 2002 to $6.7 billion. Net cross-border outstandings remained unchanged from September 30, 2002 due to a reduction in other trade-related transfer risk mitigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

         Our Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $7.1 billion of cross-border outstandings at September 30, 2002 amounted to $4.8 billion, and is summarized below.

•	$1 billion was covered by insurance contracts (see discussion in Argentina section for more information concerning these programs);

•	$1.6 billion was related to transfer risk mitigation, of which $1.4 billion is trade-related and included in the $3.1 billion of trade-related claims in the table above. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian central bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;

•	$1.1 billion of assets funded by third party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. Of the $1.1 billion, $370 million are trade-related. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment; and

•	$1.1 billion represents loans with guarantees that cover credit and cross-border risk, of which $610 million are trade-related. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees.

The third party funding and guarantees require us to perform certain actions to ensure our coverage under the various cross-border risk mitigation products.

         In summary, our Brazilian trade-related exposure as of September 30, 2002 and December 31, 2001 is as follows:

	Sept. 30,	Dec. 31
In billions	2002	2001

Assets with transfer risk mitigation:

Other transfer risk mitigation	$1.4	$1.6

Third party funding	.4	.7

Guarantees	.6	.6

Assets with no transfer risk mitigation:

Short-term trade	.7	.7

Total trade-related claims (refer to Brazil cross-border outstandings table)	$3.1	$3.6

Mutual Funds

We acted as manager for approximately $3.9 billion of mutual funds in Brazil at September 30, 2002, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Periodically, we establish currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates. Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	Sept. 30, 2002		Dec. 31, 2001
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Brazil(a)(b)	$5	$11	$(4)	$4

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

Although the local currency has devalued significantly versus the U.S. dollar during the first nine months of 2002, our results of operations were not significantly impacted due to the modest positions held during this time.

         The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. The significant devaluation of the real during the past months underscored the rapid deterioration of market sentiment about the prospects for the global economy as well as the outcome of Brazilian presidential elections. The weaker real currency has pressured inflation, leading to a tighter stance on monetary policy. The higher interest rates and the tighter credit market, along with the external and domestic uncertainties, depressed business and consumer confidence during the period, resulting in sluggish economic activity. However, the consolidated public sector primary surplus (the difference between public sector spending, excluding interest payments on the public debt, and receipts) remains on track. The current account deficit could reach $10 billion in 2002 compared to the $23 billion deficit recorded in 2001. This performance has mitigated the substantial decline in foreign capital inflows seen during past months, reflecting the above-mentioned uncertainties. The president-elect has publicly stated that he does not expect to significantly alter the current economic program. A transition team will work with the current administration to ensure an orderly transfer of government effective January 1, 2003. We will continue to monitor the political situation to assess what impact any new government measures may have on our operations. As we discussed in the Country Risk section of Management’s Discussion and Analysis included in our 2001 10-K, we consider the country risks when we establish internal risk

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

limits. To date, our Brazilian operations have not been significantly impacted by the events in Argentina or the deterioration in economic conditions in Brazil, although the increased risk has caused us to reduce our exposure to Brazil. We continue to closely monitor the situation in Argentina and Brazil and the potential impact it could have on our Brazilian operations.

Uruguay

The situations in Argentina and Brazil have also impacted the Uruguayan economy. The country is in the process of implementing new economic measures to address a loss of liquidity in the banking industry. In addition, the IMF and other multilateral organizations agreed in August 2002 to advance funding of $1.5 billion from their financial support package. Our Uruguayan assets and deposits declined by $190 million and $400 million, respectively, since December 31, 2001 to $630 million and $240 million, respectively, at September 30, 2002. Total loans at September 30, 2002 were $440 million. NPAs in the Uruguayan portfolio were $31 million and net charge offs for the first nine months of 2002 were $13 million. We expect NPAs in Uruguary to increase in future quarters. The reduction in deposits has been replaced, in part, by an increase in intercompany borrowings. The rate of deposit outflows has stabilized and since the implementation of new measures by the Uruguayan government and IMF agreement, we have experienced a small amount of new deposit inflows. However, it is not possible to predict what additional effect, if any, the economic measures will have on our Uruguayan assets and deposit levels. We will continue to closely monitor developments in Uruguay and the other Latin America countries in which we operate and their potential impact on our Latin American operations.

Nonperforming Assets

	Sept. 30,	June 30,	Dec. 31,
In millions	2002	2002	2001

Domestic:

Commercial and industrial	$1,413	$1,451	$1,303

Commercial real estate	39	68	63

Consumer	74	77	70

Leasing	151	110	60

Securities and OREO	30	16	18

Total Domestic	$1,707	$1,722	$1,514

International:

Commercial and industrial	$1,519	$1,609	$108

Commercial real estate	55	49	126

Consumer	45	44	87

Securities and OREO	433	467	14

Total International	$2,052	$2,169	$335

Total NPAs	$3,759	$3,891	$1,849

Throughout this 10-Q, including the table above, NPAs and related ratios do not include: (1) loans greater than 90 days past due and still accruing interest, and (2) assets held for sale by accelerated disposition, or “AHAD,” both of which we discuss later in this section.

         NPAs at September 30, 2002 decreased $132 million, or 3%, compared to June 30, 2002, and increased $1.9 billion compared with December 31, 2001. The decrease in NPAs from June 30, 2002 to September 30, 2002 was substantially attributable to charge-offs of Argentine loans during the quarter, as NPA’s exclusive of Argentina were relatively unchanged. The rise in NPAs from December 31, 2001 was due primarily to an increase of $1.6 billion in Argentine nonperforming loans, or “NPLs,” as well as an increase in other nonperforming assets related to Argentina, specifically Argentine sovereign bonds. Most of this increase was done out of prudence in light of the deteriorating Argentine situation, as approximately $850 million of the underlying loans were current at September 30, 2002. Excluding nonperforming assets related to Argentina ($1.9 billion at September 30, 2002, $2 billion at June 30, 2002 and $263 million at December 31, 2001), NPAs increased $272 million from December 31, 2001 and decreased $8 million compared to June 30, 2002.

         Total NPAs at September 30, 2002, as a percentage of related assets and as a percentage of total assets, were 3.20% and 2.01%, respectively, compared to 1.46% and .91%, respectively, at December 31, 2001. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were 1.62% and 1.32% at September 30, 2002 and December 31, 2001, respectively.

Activity in Nonperforming Assets

Nine months ended September 30
In millions	2002	2001

Balance at beginning of year	$1,849	$1,130

Additions	4,270	1,648

Reductions	(2,101)	(1,135)

Assets reclassified as held for sale by accelerated disposition	(259)	(82)

Balance at end of period	$3,759	$1,561

During the third quarter of 2002, we added $740 million of assets to nonaccrual status, compared to $554 million during the third quarter of 2001. Additions during the nine months ended September 30, 2002 included approximately $2.1 billion related to Argentina and approximately $2 billion related to domestic problem credits.

         We have experienced deterioration in credit quality in a number of industry sectors in our domestic C&I portfolio. We have a continuous review process to identify potential problem areas of the portfolio, which currently include real estate, retailing, business services, technology, energy-related businesses, construction, and apparel and textiles. We will continue to monitor and evaluate these potential risks.

         Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time. Currently, we expect quarterly levels of

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

NPA additions in the near term to be consistent with those experienced during the third quarter of 2002.

         Loans greater than 90 days past due and still accruing interest were $285 million, $333 million and $424 million at September 30, 2002, June 30, 2002 and December 31, 2001, respectively. Included in these 90 days past due and still accruing amounts were $178 million, $174 million and $282 million of consumer loans at September 30, 2002, June 30, 2002 and December 31, 2001, respectively.

         At September 30, 2002 and December 31, 2001, we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $211 million and $270 million, respectively, none of which was accruing interest. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

Impaired Loans

We account for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Under the standard, once we have identified a loan as impaired, we measure impairment using discounted cash flows, observable market price or, in the case of collateral-dependent loans, the fair value of the collateral. When the recorded investment in an impaired loan exceeds the estimated fair value, we recognize the impairment as a valuation reserve, which we include as part of the overall reserve for credit losses.

         The following table presents the status of impaired loans. Impaired loans, which are included in the NPA amounts disclosed earlier, are primarily commercial and commercial real estate loans on nonaccrual status.

	Sept. 30,	Dec. 31,
In millions	2002	2001

Impaired loans with a reserve	$2,067	$1,132

Impaired loans without a reserve	809	333

Total impaired loans	$2,876	$1,465

Reserve for impaired loans(a)	$1,009	$474

Quarterly average balance of impaired loans	$2,947	$1,398

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

Reserve for Credit Losses Activity

Nine months ended Sept. 30, 2002
In millions	Domestic	International	Total

Balance at beginning of year	$2,455	$1,179	$3,634

Loans charged off	(1,751)	(269)	(2,020)

Recoveries of loans charged off	148	19	167

Net charge-offs	(1,603)	(250)	(1,853)

Provision for credit losses	1,533	477	2,010

Other	(7)	(57)	(64	)(a)

Balance at end of period	$2,378	$1,349	$3,727

(a)	Primarily related to the devaluation of the peso in Argentina.

Nine months ended Sept. 30, 2001
In millions	Domestic	International	Total

Balance at beginning of year	$2,380	$329	$2,709

Loans charged off	(973)	(113)	(1,086)

Recoveries of loans charged off	135	38	173

Net charge-offs	(838)	(75)	(913)

Provision for credit losses	726	225	951

Other	(13)	—	(13)

Balance at end of period	$2,255	$479	$2,734

The reserve for credit losses to period-end loans was 3.18% at September 30, 2002, compared to 2.86% at December 31, 2001 and 2.16% at September 30, 2001. Excluding reserves related to Argentina of $1,023 million at September 30, 2002, $927 million at December 31, 2001, and $226 million at September 30, 2001, the reserve for credit losses to period-end loans was 2.37%, 2.25%, and 2.09%, respectively. The reserve for credit losses to period-end nonperforming loans was 113% at September 30, 2002 compared to 179% at September 30, 2001 and net charge offs as a percentage of average loans was 2.06% and .94% for the nine months ended September 30, 2002 and 2001, respectively.

         The increase in Argentine reserves from December 31, 2001 to September 30, 2002 reflected an additional $300 million provision for credit losses recorded in the second quarter as a result of the continued deterioration of the Argentine economy offset, in part, by charge-offs of Argentine loans during the first nine months of 2002. The reserve at September 30, 2002 allocated to Argentina included an ATRR required by banking regulators. You can read more detailed information about the ATRR requirement in the Country Risk section of this discussion and analysis.

         On a consolidated basis, we currently expect credit costs to be consistent with third quarter levels during the remainder of the year and into 2003. Additional information about the reserve for credit losses is in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2001 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Liquidity Risk Management

The objective of liquidity risk management is to ensure the ability of our parent company and its subsidiaries to meet their financial obligations, including the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan and other funding commitments and the ability to take advantage of new business opportunities. You can obtain additional information about liquidity risk management, including sources of liquidity for our parent company and its banking and nonbanking subsidiaries, the risks posed by these sources of liquidity, and our contractual cash and other commercial and consumer commitments, in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Note 13 to the Consolidated Financial Statements in our 2001 10-K.

         At September 30, 2002, our parent company had commercial paper outstanding of $911 million and short-term liquid assets of $3.2 billion, compared to $895 million and $3.1 billion, respectively, at December 31, 2001. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries. Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. During the first nine months of 2002, approximately $1 billion of commercial loan receivables and $800 million of credit card receivables were securitized.

         At September 30, 2002, our parent company had $2.3 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities, under a shelf registration statement filed with the SEC.

         Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at September 30, 2002 sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

         During the third quarter of 2002, Fitch Ratings lowered their ratings of our debt, including a change in our parent company’s long-term senior debt rating to “A” from “A+” with a stable outlook. In addition, Standard & Poors Ratings Group affirmed their ratings of our debt, including their rating of the parent company’s long-term senior debt at its current level of  “A,” but placed us on negative outlook. We do not anticipate that these actions will have a material effect on our financial performance.

Market Risk Management

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. We are exposed to market risk both in our trading activities and in our non-trading, or balance sheet management, activities. The market risk management processes for these activities apply to both balance sheet and off-balance sheet exposures. You can obtain additional information about market risk and market risk management policies in the Market Risk Management section of Management’s Discussion and Analysis in our 2001 10-K.

Trading Activities

Our trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Exposure to price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

         We use a value-at-risk, or “VAR,” methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in our trading activities. We more fully describe this methodology in the Trading Activities section of Management’s Discussion and Analysis in our 2001 10-K.

         Under this methodology, aggregate VAR averaged $75 million daily for the nine months ended September 30, 2002, an increase from the daily average for all of 2001, which was $38 million. During the nine months ended September 30, 2002, daily VAR ranged from a high of $135 million to a low of $28 million. At September 30, 2002, total VAR usage measured $78 million.

         For the nine months ended September 30, 2002, most of the price risk in our trading activities arose from foreign exchange trading activities, which averaged $53 million, or 70% of aggregate average VAR. The majority of foreign exchange risk relates to our Argentine currency position, which reflects prevailing economic conditions and government measures implemented during the year. Additional information concerning this currency position appears in the Country Risk section of this discussion and analysis.

         Risk from interest rate activities, which includes directional and spread components, for the nine months ended September 30, 2002 averaged $16 million, or 22% of aggregate average VAR. Interest rate risk arises

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

primarily from trading activity in various domestic fixed-income markets, the Brazilian sovereign and high-end corporate bond markets, and fixed-income markets in the Asia-Pacific region.

         The contribution to VAR from equity trading activities for the first nine months of 2002 averaged $6 million, or 8% of aggregate average VAR. The individual activities that generate most of these risks include our NYSE specialist firm, as well as NASDAQ market-making, equity trading and a convertible bond trading and underwriting business.

         On a continuing operations basis, aggregate VAR averaged $70 million daily for the nine months ended September 30, 2002. On this basis, daily VAR ranged from a high of $132 million to a low of $22 million. At September 30, 2002, total VAR usage measured $77 million. Foreign exchange activities generated about 76% of the aggregate average VAR, while smaller portions of the combined risk arose from interest rate (19%) and equities (5%) activities.

         Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first nine months of 2002 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

         For the nine months ended September 30, 2002, daily trading-related revenues, which include certain components of capital markets revenue (trading profits and commissions, foreign exchange revenue and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $25.1 million to a profit of $19.8 million. For the 2001 period, those revenues ranged from a loss of $19.8 million to a profit of $22.1 million.

Balance Sheet Management Activities

U.S. Dollar Denominated Risk Management

U.S. dollar denominated assets and liabilities comprise the majority of our balance sheet. Interest rate risk, defined as the exposure of net income and financial condition to adverse movements in interest rates, is by far the most significant non-trading market risk to which the U.S. dollar denominated positions are exposed, and this risk results almost entirely from our domestic operations. You can obtain additional information about our balance sheet management activities, including the sources of interest rate risk and how we manage such risk, in the Balance Sheet Management section of Management’s Discussion and Analysis in our 2001 10-K.

         To measure interest rate risk, we perform net interest income simulation analysis, which involves projecting future net interest income from assets, liabilities, and derivative positions over a three-year horizon in various interest rate scenarios. In these analyses, we use the market’s implied forecast for future interest rates as the base case.

         As of September 30, 2002, the market assumed that the Federal Reserve Board would reduce short-term interest rates 25 basis points or more by early 2003 before beginning to push rates gradually higher later in 2003. Estimated exposures relate to variances in the future path of interest rates from this base case. The Federal Reserve Board reduced the targeted federal funds rate by 50 basis points in early November 2002, and appeared to signal the market to expect no further rate cuts. The interest rate environment immediately after the Federal Reserve Board meeting was therefore considered by management to be immaterially different from what was assumed in the base case scenario.

         The following table reflects the estimated exposure of net interest income for the next 12 months due to an immediate 200 basis point shift in the forecasted interest rates.

		Estimated Exposure to
Rate Change		Net Interest Income
(Basis Points)		(In millions)

	Sept. 30,	June 30,	Dec. 31,
	2002	2002	2001

+200	$4	$171	$51

-200	(259)	(506)	(252)

We believe that the exposure of our net interest income to modest changes in interest rates is insignificant. It is important to note that, given the current low level of interest rates, the -200 basis points scenario implies a federal funds target interest rate near 0%.

         Estimated net interest income exposure to a sudden and severe decline in interest rates is lower at September 30, 2002 than at the prior quarter-end. This change mainly reflects additions of fixed-rate assets during the quarter, particularly home equity and residential mortgage loans. Exposure remains asymmetrical, due primarily to projected adverse impacts of mortgage prepayments and core deposit pricing under declining interest rates.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

years. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.

		Estimated Exposure to
Rate Change		Economic Value
(Basis Points)		(In millions)

	Sept. 30,	June 30,	Dec. 31,
	2002	2002	2001

+200	$639	$487	$860

+100	518	508	696

-100	(741)	(765)	(738)

-200	(1,549)	(1,704)	(1,673)

Estimated EVE exposure to a sharp decline in interest rates is lower at September 30, 2002 than at June 30, 2002. Again, this change mainly reflects additions of fixed-rate assets. Asymmetrical exposure is due primarily to projected adverse impacts of mortgage prepayments and core deposit pricing under declining interest rates.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at September 30, 2002, this risk continued to be insignificant outside Argentina. Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about our interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of both this discussion and analysis and our 2001 10-K.

Risk Management Instruments

		Weighted
		Average		Weighted Average
September 30, 2002	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments

Interest rate swaps:

Receive fixed/pay variable hedging:

variable-rate loans	$16,410

fixed-rate deposits	275

long-term debt	1,334

	18,019	3.4	$890	5.16%	2.01%

Pay fixed/receive variable hedging long-term debt	6,100	5.4	(231)	1.83	4.93

Options hedging variable-rate loans	3,000	.4	16	—	—

Total domestic interest rate risk management instruments	27,119	3.5	675	4.32	2.75

International interest rate risk management instruments

Interest rate swaps hedging foreign currency denominated variable-rate deposits	2	.1	—	—	—

Interest rate futures hedging foreign currency denominated variable-rate repurchase and resale agreements	147	.8	—	—	—

Total international interest rate risk management instruments	149	.8	—	—	—

Total hedges of net interest income	$27,268	3.5	$675	4.32%	2.75%

International credit risk management instruments

Credit derivatives hedging variable-rate loans	392	2.2	4	—	—

Total hedges of credit risk	$392	2.2	$4	—	—

Foreign exchange risk management instruments

Swaps hedging:

foreign currency denominated repurchase and resale agreements	$415	1.9	$57	—	—

foreign currency denominated long-term debt	274	3.6	(11)	—	—

Forward and spot contracts hedging foreign currency denominated loans, debt securities, fixed-rate deposits and net investment in foreign operations	3,085	.6	(52)	—	—

Futures hedging foreign currency denominated repurchase and resale agreements	816	1.2	—	—	—

Total hedges of foreign exchange	$4,590	.9	$(6)	—	—

Total risk management instruments	$32,250	3.1	$674	4.32%	2.75%

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Capital Management

Capital Ratios(a)

	Sept. 30,	Dec. 31,	Sept. 30,
	2002	2001	2001

Risk-adjusted assets (in millions)	$183,571	$201,589	$199,091

Tier 1 risk-based capital (4% minimum)	8.24%	7.37%	8.86%

Total risk-based capital (8% minimum)	11.77	10.95	12.58

Leverage (3% minimum)	8.34	7.50	8.74

Common equity to assets	8.87	8.51	9.64

Total equity to assets	9.01	8.64	9.79

Tangible common equity to assets	6.52	6.18	7.72

Tangible common equity to managed assets	6.01	5.73	7.13

Tangible total equity to assets	6.67	6.31	7.88

(a)	All ratios include discontinued operations.

At September 30, 2002, we exceeded all regulatory required minimum capital ratios, as our tier 1 and total risk-based capital ratios were 8.24% and 11.77%, respectively, compared with 7.37% and 10.95%, respectively, at December 31, 2001. The leverage ratio, a measure of tier 1 capital to average quarterly assets, was 8.34% at September 30, 2002 compared with 7.50% at December 31, 2001. Increases in ratios from December 31, 2001 resulted primarily from a lower level of risk-adjusted assets, mainly due to loan run off, particularly C&I loans.

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

RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS

During the third quarter of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the diversity in practice for recognizing costs incurred to retire long-lived assets. We will be subject to the standard’s requirements beginning January 1, 2003, and do not expect the standard’s impact to be material to our consolidated financial statements.

         In June 2002, the FASB issued an exposure draft related to consolidation of certain special purpose entities, or “SPEs.” The exposure draft, if adopted in its present form, might require us to include certain previously unconsolidated SPEs, which had aggregate assets of $6 billion at September 30, 2002, in our consolidated financial statements. The scope of the exposure draft does not extend to qualified special purpose entities, or “QSPEs,” to which we have transferred financial assets, such as commercial loans and credit card receivables, in securitization transactions. The final standard would be effective immediately for all new SPEs, and for quarters beginning after March 15, 2003 for existing SPEs. Additional information about SPEs and QSPEs utilized in connection with certain of our business activities, and related accounting policies, is included in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Notes 1 and 13 to the Consolidated Financial Statements in our 2001 10-K.

         In July 2002, the FFIEC, the interagency body empowered to promote uniformity in the federal supervision of financial institutions, issued proposed guidance concerning a variety of credit card lending issues related to account management and adequacy of reserves for credit losses. The proposal also provided guidance that institutions fully test, analyze and support account management practices prior to broad implementation of such practices. Management believes that the impact of this proposal will not be material to our consolidated financial statements.

         On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized.

         In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This standard amended SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Business Combination Accounted for by the Purchase Method.” This standard also amended SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions that are acquired.

         We adopted SFAS No. 147 on October 1, 2002, and we determined the impact of the provisions of this standard on our consolidated financial statements to be insignificant. This standard also applies to any future business combinations or branch acquisitions.

CONTROLS AND PROCEDURES

Management, including the President and Chief Executive Officer and the Vice Chairman and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the President and Chief Executive Officer and the Vice Chairman and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of the evaluation.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
Dollars in millions, except per share amounts	2002	2001	2002	2001

Interest income:

Interest and fees on loans and leases	$1,937	$2,594	$6,255	$8,472

Interest on securities and trading assets	339	425	1,141	1,465

Other	114	287	353	744

Total interest income	2,390	3,306	7,749	10,681

Interest expense:

Deposits of domestic offices	351	590	1,112	2,025

Deposits of international offices	146	259	534	796

Short-term borrowings	83	241	327	850

Long-term debt	282	363	872	1,300

Other	11	32	35	130

Total interest expense	873	1,485	2,880	5,101

Net interest income	1,517	1,821	4,869	5,580

Provision for credit losses	352	323	2,010	951

Net interest income after provision for credit losses	1,165	1,498	2,859	4,629

Noninterest income:

Banking fees and commissions	386	399	1,152	1,180

Investment services revenue	380	316	1,190	988

Capital markets revenue	220	408	369	221

Credit card revenue	195	193	522	520

Gains on branch divestitures	—	—	—	353

Other	155	153	519	655

Total noninterest income	1,336	1,469	3,752	3,917

Noninterest expense:

Employee compensation and benefits	843	904	2,490	2,733

Occupancy and equipment	244	264	745	788

Marketing and public relations	62	60	163	173

Legal and other professional	44	45	117	159

Intangible asset amortization	21	93	65	282

Merger- and restructuring-related charges	—	17	—	493

Loss on sale of mortgage banking business	—	—	—	428

Other	389	343	1,187	1,121

Total noninterest expense	1,603	1,726	4,767	6,177

Income from continuing operations before income taxes	898	1,241	1,844	2,369

Applicable income tax expense	301	470	618	923

Income from continuing operations	597	771	1,226	1,446

Discontinued operations:

Loss from discontinued operations (including aggregate net pre-tax loss on disposal of $388 million in the nine months ended September 30, 2002)	(25)	(6)	(414)	(5)

Applicable income tax (benefit)/expense	(7)	(1)	(116)	3

Net income	$579	$766	$928	$1,438

Basic weighted average common shares outstanding (in millions)	1,045.9	1,084.3	1,045.1	1,083.8

Diluted weighted average common shares outstanding (in millions)	1,047.0	1,091.8	1,049.2	1,094.1

Income from continuing operations applicable to common shares	$592	$765	$1,212	$1,423

Basic earnings per share – continuing operations	.57	.71	1.16	1.31

Diluted earnings per share – continuing operations	.57	.70	1.16	1.30

Net income applicable to common shares	$574	$760	$914	$1,415

Basic earnings per share – net income	.55	.70	.87	1.31

Diluted earnings per share – net income	.55	.70	.87	1.29

Dividends declared	.35	.33	1.05	.99

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
Dollars in millions, except per share amounts	2002	2001

Assets

Cash, due from banks and interest-bearing deposits	$12,865	$12,162

Federal funds sold and securities purchased under agreements to resell	2,100	6,443

Trading assets	4,598	4,633

Securities (including pledges of $12,550 in 2002 and $12,472 in 2001)	28,503	26,604

Loans and leases	117,053	126,988

Reserve for credit losses	(3,727)	(3,634)

Net loans and leases	113,326	123,354

Due from brokers/dealers	4,327	4,960

Premises and equipment	2,546	2,790

Goodwill	4,322	4,385

Other intangible assets	377	385

Assets of discontinued operations	1,394	5,017

Other assets	12,830	13,011

Total assets	$187,188	$203,744

Liabilities

Deposits:

Domestic:

Noninterest bearing	$29,428	$29,050

Interest bearing	81,198	80,935

International:

Noninterest bearing	2,050	2,469

Interest bearing	8,805	15,276

Total deposits	121,481	127,730

Federal funds purchased and securities sold under agreements to repurchase	7,680	9,236

Other short-term borrowings	4,138	5,343

Trading liabilities	3,510	2,136

Due to brokers/dealers	4,274	4,773

Long-term debt	20,680	25,530

Liabilities of discontinued operations	751	2,982

Accrued expenses and other liabilities	7,808	8,406

Total liabilities	170,322	186,136

Commitments and contingencies (Note 9)

Stockholders’ equity

Preferred stock, par value $1.00	271	271

Common stock, par value $.01 (1,086.6 million shares issued in 2002 and 1,086.7 million shares issued in 2001)	11	11

Common surplus	4,009	4,055

Retained earnings	13,880	14,078

Accumulated other comprehensive income	123	774

Treasury stock, at cost (38.9 million shares in 2002 and 42.9 million shares in 2001)	(1,428)	(1,581)

Total stockholders’ equity	16,866	17,608

Total liabilities and stockholders’ equity	$187,188	$203,744

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Nine months ended September 30	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income/(Loss)	Stock	Total

2001

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361

Net income				1,438			1,438

Other comprehensive income, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					209

Change in translation adjustment, net of taxes					(2)

Change in derivative instruments, net of taxes:

Cumulative effect of adopting SFAS No. 133					204

Net change in fair values of derivatives					317

Net losses reclassified to statement of income					104

Other comprehensive income					832		832

Total comprehensive income							2,270

Cash dividends declared on common stock ($.99 per share)				(1,074)			(1,074)

Cash dividends declared on preferred stock				(23)			(23)

Common stock issued in connection with dividend reinvestment and employee benefit plans			181	64		115	360

Redemption and repurchase of preferred stock	(245)						(245)

Exercise of common stock warrants			77				77

Treasury stock purchased						(935)	(935)

Retirement of treasury stock			(1,033)			1,033	—

Other, net			(15)			(1)	(16)

Balance at September 30, 2001	$321	$11	$4,024	$14,966	$872	$(419)	$19,775

2002

Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608

Net income				928			928

Other comprehensive loss, net of taxes:

Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					73

Change in translation adjustment, net of taxes					(374)

Change in derivative instruments, net of taxes:

Net change in fair values of derivatives					(151)

Net gains reclassified to statement of income					(178)

Adjustment of minimum pension liability, net of taxes					(21)

Other comprehensive loss					(651)		(651)

Total comprehensive income							277

Cash dividends declared on common stock ($1.05 per share)				(1,100)			(1,100)

Cash dividends declared on preferred stock				(14)			(14)

Common stock issued in connection with dividend reinvestment and employee benefit plans			(17)	(12)		120	91

Other, net			(29)			33	4

Balance at September 30, 2002	$271	$11	$4,009	$13,880	$123	$(1,428)	$16,866

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine months ended September 30	2002	2001
In millions

Cash Flows from Operating Activities

Net income	$928	$1,438

Loss from discontinued operations	(298)	(8)

Net income from continuing operations	1,226	1,446

Adjustments for noncash items:

Depreciation and amortization of premises and equipment	342	338

Amortization of mortgage servicing rights	—	122

Intangible asset amortization	65	282

Provision for credit losses	2,010	951

Deferred income tax expense/(benefit)	104	(353)

Securities losses	142	166

Merger- and restructuring-related charges	—	493

Gains on branch divestitures	—	(353)

Gain on sale of investment in NYCE Corporation	—	(146)

Loss on sale of mortgage banking business	—	428

Write-downs of principal investing investments	171	650

Net increase in mortgages held for sale	(121)	(2,974)

Decrease/(increase) in trading assets	35	(135)

Increase in trading liabilities	1,374	533

Decrease/(increase) in due from brokers/dealers	633	(1,070)

Decrease in accrued receivables, net	339	1,333

Decrease in due to brokers/dealers	(499)	(120)

Decrease in accrued liabilities, net	(608)	(991)

Other, net	(1,525)	549

Net cash flow provided by operating activities	3,688	1,149

Cash Flows from Investing Activities

Net decrease/(increase) in federal funds sold and securities purchased under agreements to resell	4,343	(5,874)

Purchases of securities available for sale	(22,384)	(15,485)

Proceeds from sales of securities available for sale	16,916	22,044

Proceeds from maturities of securities available for sale	4,264	5,928

Purchases of securities held to maturity	(557)	(577)

Proceeds from maturities of securities held to maturity	623	665

Proceeds from sales of loan portfolios by banking subsidiary	1,800	2,497

Net decrease in loans and leases	2,803	3,629

Net cash received in conjunction with branch divestitures and sales of businesses	—	6,999

Purchases of premises and equipment	(320)	(616)

Purchases of mortgage servicing rights	—	(53)

Net cash flow provided by investing activities	7,488	19,157

Cash Flows from Financing Activities

Net decrease in deposits	(3,002)	(1,759)

Decrease in short-term borrowings	(2,238)	(7,258)

Proceeds from issuance of long-term debt	1,337	1,626

Repayments of long-term debt	(6,685)	(7,837)

Proceeds from issuance of common stock	91	360

Exercise of common stock warrants	—	77

Repurchase of common stock	—	(935)

Redemption and repurchase of preferred stock	—	(245)

Cash dividends paid	(1,099)	(1,074)

Net cash flow used in financing activities	(11,596)	(17,045)

Change in net assets of discontinued operations	1,392	(320)

Effect of foreign currency translation on cash	(269)	(105)

Net increase in cash and cash equivalents	703	2,836

Cash and cash equivalents at beginning of period	12,162	11,571

Cash and cash equivalents at end of period	$12,865	$14,407

Supplemental Disclosures – continuing operations

Interest paid	$3,337	$5,222

Income taxes paid	563	950

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $187 billion in assets, organized along four principal lines of business: Wholesale Banking, Personal Financial Services, Capital Markets and International Banking.

         Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. You should read these consolidated financial statements and related notes together with the financial information in our 2001 Annual Report on Form 10-K and first and second quarter 2002 10-Qs, all of which we previously filed with the SEC. We have reclassified certain amounts reported in prior periods to conform to current period classifications. In addition, as a result of our decision in April 2002 to sell or wind down certain of our businesses, which we discuss more fully in Note 2 below, all notes reflect continuing operations, unless otherwise stated.

Change in Accounting Policy. We adopted Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock-Based Compensation,” in 1996. At that time, as permitted by the standard, we elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of Accounting Principles Board, or “APB,” Opinion No. 25, “Accounting for Stock Issued to Employees.” However, during the third quarter of 2002, we adopted the fair value accounting provisions of SFAS No. 123 for stock options granted subsequent to January 1, 2002. The fair value-based method is the Financial Accounting Standards Board’s, or “FASB’s,” preferred accounting method for recognizing stock-based compensation. In accordance with the standard, stock options granted prior to January 1, 2002 continue to be accounted for under APB Opinion No. 25.

         Under SFAS No. 123, compensation expense, equal to the estimated fair value of stock options at the grant date, is recognized over the options’ vesting period. We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. Since our accounting for options granted before January 1, 2002 did not change, the expense related to stock-based compensation included in our income statement for the current period is less than what would have been recognized if the fair value-based method had been applied to all awards granted since the effective date of SFAS No. 123.

         The impact of adopting the fair value accounting provisions of SFAS No. 123 on net income and earnings per common share for the first and second quarters of 2002 was insignificant. Accordingly, we recorded compensation expense related to the first six months of 2002 in our third quarter 2002 income statement. For the third quarter and nine months ended September 30, 2002, net income was reduced by approximately $.7 million and $1.8 million, respectively, and the impact on diluted earnings per share was insignificant for both periods.

         For the full year 2002, we expect the adoption of SFAS No. 123 to reduce net income by approximately $4.2 million. The reduction in full-year diluted earnings per share is expected to be insignificant. The majority of the fourth quarter 2002 incremental impact to net income is expected to result from our annual grant of approximately 12 million stock options in October 2002. For additional information concerning pro forma fair value information in accordance with the fair value accounting provisions of SFAS No. 123, refer to Note 11 to the Consolidated Financial Statements in our 2001 10-K.

Recent Accounting and Regulatory Developments. During the third quarter of 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the diversity in practice for recognizing costs incurred to retire long-lived assets. We will be subject to the standard’s requirements beginning January 1, 2003, and do not expect the standard’s impact to be material to our consolidated financial statements.

         In June 2002, the FASB issued an exposure draft related to consolidation of certain special purpose entities, or “SPEs.” The exposure draft, if adopted in its present form, might require us to include certain previously unconsolidated SPEs, which had aggregate assets of $6 billion at September 30, 2002, in our consolidated financial statements. The scope of the exposure draft does not extend to qualified special purpose entities, or “QSPEs,” to which we have transferred financial assets, such as commercial loans and credit card receivables, in securitization transactions. The final standard would be effective immediately for all new SPEs, and for quarters beginning after March 15, 2003 for existing SPEs. Additional information about SPEs and QSPEs utilized in connection with certain of our business activities, and related

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

accounting policies, is included in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Notes 1 and 13 to the Consolidated Financial Statements in our 2001 10-K.

         In July 2002, the FFIEC, the interagency body empowered to promote uniformity in the federal supervision of financial institutions, issued proposed guidance concerning a variety of credit card lending issues related to account management and adequacy of reserves for credit losses. The proposal also provided guidance that institutions fully test, analyze and support account management practices prior to broad implementation of such practices. The impact of this proposal is not expected to be material to our consolidated financial statements.

         On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized.

         In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This standard amended SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” This standard also amended SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions that are acquired.

         We adopted SFAS No. 147 on October 1, 2002, and we determined the impact of the provisions of this standard on our consolidated financial statements to be insignificant. This standard also applies to any future business combinations or branch acquisitions.

NOTE 2. DISCONTINUED OPERATIONS

As we reported in our second quarter 2002 10-Q, we announced our decision to sell Robertson Stephens, AFSA Data Corporation, or “AFSA,” and our fixed income business in Asia, in order to re-deploy capital to our core businesses and reduce earnings volatility. We completed the sale of AFSA in June 2002 and recognized a gain of approximately $300 million ($173 million after-tax). We were unable to sell Robertson Stephens as a unit to a third party or reach an agreement for an employee buyout, and announced in July 2002 that we would wind down its operations. We substantially completed these efforts during the third quarter of 2002, and expect to complete the disposal of the Asia fixed income business in early 2003.

         Financial information related to these businesses is presented separately in our income statement as discontinued operations, and assets and liabilities of these businesses are carried in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less costs to dispose, including related exit costs.

         The following table presents condensed combined financial information for Robertson Stephens and Asia for all periods presented, and for AFSA for the three months ended September 30, 2001 and both nine-month periods. This information includes the results of operations of the three businesses, as well as the above-mentioned AFSA sale gain, included in noninterest income below, and estimated losses of $638 million ($421 million after-tax) and $50 million ($30 million after-tax), respectively, included in noninterest expense below, related to Robertson Stephens and the Asia fixed income business. The sale gain and the estimated losses were all recorded in the second quarter of 2002.

	Three months		Nine months
	ended Sept. 30		ended Sept. 30
In millions	2002	2001	2002	2001

Interest income	$22	$43	$73	$153

Interest expense	12	17	28	66

Net interest income	10	26	45	87

Provision for credit losses	1	2	14	4

Noninterest income	7	141	626	544

Noninterest expense	41	171	1,071	632

Loss before income taxes	(25)	(6)	(414)	(5)

Income tax (benefit)/expense	(7)	(1)	(116)	3

Net loss	$(18)	$(5)	$(298)	$(8)

The aggregate estimated loss of $688 million related to the disposals of Robertson Stephens and the Asia fixed income business was composed of a goodwill write-off of $289 million related to Robertson Stephens and exit costs of $399 million. These exit costs are discussed in more detail in Note 7.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

         The following table presents the combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens and the Asia fixed income business as of September 30, 2002, and AFSA, Robertson Stephens, and the Asia fixed income business as of December 31, 2001. These combined assets and liabilities are presented separately in our consolidated balance sheets.

	September 30,	December 31,
In millions	2002	2001

Cash and cash equivalents	$246	$546

Federal funds sold and securities purchased under agreements to resell	39	—

Trading assets	178	2,356

Net loans	381	1,191

Goodwill	—	305

Other assets(a)	550	619

Total assets	$1,394	$5,017

Deposits	$250	$1,607

Short-term borrowings	12	877

Other liabilities(b)	489	498

Total liabilities	$751	$2,982

(a)	Includes securities, due from brokers/dealers, premises and equipment and other assets.

(b)	Includes trading liabilities, due to brokers/dealers and accrued expenses and other liabilities.

NOTE 3. SECURITIES

The following table presents securities available for sale and held to maturity:

	September 30, 2002		June 30, 2002		December 31, 2001
	Amortized	Market	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:

U.S. Treasury and government agencies	$3,756	$3,777	$6,395	$6,420	$4,466	$4,452

Mortgage-backed securities	17,160	17,651	15,871	16,168	13,786	14,057

Foreign debt securities	1,411	1,213	1,563	1,482	2,199	2,200

Other debt securities	2,567	2,578	2,440	2,438	2,854	2,849

Total debt securities	24,894	25,219	26,269	26,508	23,305	23,558

Marketable equity securities	441	507	496	568	492	482

Other equity securities	1,911	1,911	1,901	1,901	1,951	1,951

Total securities available for sale	27,246	27,637	28,666	28,977	25,748	25,991

Total securities held to maturity	866	871	851	856	613	616

Total securities	$28,112	$28,508	$29,517	$29,833	$26,361	$26,607

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 4. LOANS AND LEASES

The following table presents details of loan and lease financing balances:

	September 30,	December 31,
In millions	2002	2001

Domestic:

Commercial and industrial	$41,677	$48,486

Commercial real estate	11,072	11,517

Home equity	18,659	13,862

Residential real estate	8,185	8,131

Credit card	6,363	5,547

Other consumer	3,624	4,685

Lease financing	11,217	12,370

Total domestic loans and leases	100,797	104,598

International loans and leases	16,256	22,390

Total loans and leases	$117,053	$126,988

Domestic and international lease financing balances included aggregate operating leases to corporate customers of $1.2 billion and $1.4 billion at September 30, 2002 and December 31, 2001, respectively.

NOTE 5. RESERVE FOR CREDIT LOSSES

A condensed summary of activity in the reserve for credit losses follows:

Nine months ended September 30	2002	2001
In millions

Balance at beginning of year	$3,634	$2,709

Gross charge-offs:

Domestic:

Commercial and industrial	1,363	620

Commercial real estate	7	3

Residential real estate	2	1

Credit card	210	211

Other consumer	89	86

Lease financing	80	52

International	269	113

Total gross charge-offs	2,020	1,086

Recoveries:

Domestic:

Commercial and industrial	85	76

Commercial real estate	2	5

Residential real estate	2	1

Credit card	15	25

Other consumer	27	22

Lease financing	17	7

International	19	37

Total recoveries	167	173

Net charge-offs	1,853	913

Provision for credit losses	2,010	951

Other	(64)	(13)

Balance at end of period(a)	$3,727	$2,734

(a)	Amounts included $139 million and $165 million, respectively, related to unfunded commitments to lend.

The reserve for credit losses as of September 30, 2002, December 31, 2001 and September 30, 2001 included $1,023 million, $927 million and $226 million, respectively, specifically allocated to Argentina, including an allocated transfer risk reserve, or “ATRR,” required by banking regulators of $652 million at September 30, 2002. Additional information about the ATRR requirement is included in the Country Risk section of Management’s Discussion and Analysis in this 10-Q.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, and indefinite-lived intangible assets are not amortized, but must be tested for impairment at least annually. We amortize finite-lived intangible assets over their useful lives and review them for impairment when we believe that circumstances warrant. In addition to the transitional impairment test, which we performed during the first quarter of 2002 and which did not result in any impairment, we must perform the required annual impairment test in the year of adoption of the standard. We are required to apply the new standard prospectively.

     The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at September 30, 2002 and December 31, 2001.

	September 30, 2002		December 31, 2001
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:

Purchased credit card	$398	$279	$398	$230

Customer relationship(a)	195	15	195	3

(a)	Recorded in connection with the Liberty acquisition in December 2001.

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at September 30, 2002 and December 31, 2001 was $312 million and $372 million, respectively. The carrying value of indefinite-lived intangible assets was $65 million and $13 million at September 30, 2002 and December 31, 2001, respectively. Related amortization expense recorded for the nine months ended September 30, 2002 and 2001 was $65 million and $59 million, respectively. Estimated amortization for the years ended December 31, 2002, 2003, 2004, 2005, 2006 and 2007 is $86 million, $85 million, $55 million, $18 million, $18 million and $17 million, respectively. The carrying value of indefinite-lived intangible assets was $65 million and $13 million at

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

September 30, 2002 and December 31, 2001, respectively.

         The carrying value of goodwill was $4,322 million at September 30, 2002 and $4,385 million at December 31, 2001. No goodwill was acquired, and no impairment losses were recognized, during the first nine months of 2002, exclusive of the write-off of goodwill related to Robertson Stephens, which is discussed in Note 2.

         The carrying value of goodwill by major line of business at September 30, 2002 was $2.8 billion for Personal Financial Services, $1.1 billion for Wholesale Banking, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were unchanged from December 31, 2001 except for International Banking, which declined $.1 billion due primarily to the devaluation of the Argentine peso. For additional disclosures required by SFAS No. 142, refer to Note 8.

NOTE 7. EXIT- AND RESTRUCTURING-RELATED CHARGES

During the year ended December 31, 2001, we recorded merger- and restructuring-related charges in our income statement in connection with our acquisitions of Summit and Liberty Asset Management and business unit restructurings. In addition, in connection with the Liberty acquisition, we recorded certain restructuring costs as goodwill. You can obtain additional information about these charges and the related balance sheet accruals in Note 12 to the Consolidated Financial Statements in our 2001 10-K, and in Note 7 to the Consolidated Financial Statements in our second quarter 2002 Form 10-Q.

Summit

Personnel-related costs of $37 million, accruals for asset write-downs and contract cancellations of $13 million, and facilities-related and other costs of $52 million remained accrued and unpaid at December 31, 2001. During the first nine months of 2002, we paid $37 million in severance, $2 million in contract cancellations and $11 million of facilities-related and other costs. In addition, we reversed $3 million of accruals for asset write-downs, $5 million of accrued facilities costs, $4 million of accrued contract cancellation costs and $3 million of other accrued costs, which we did not expect to be fully utilized.

Business Unit Restructurings

At December 31, 2001, costs accrued and unpaid were $72 million for personnel, $34 million for future lease obligations and asset write-downs, and $5 million for other costs. During the first nine months of 2002, we paid $39 million in personnel costs, $6 million in facilities-related costs, $5 million of other costs, wrote off $28 million of assets and reversed $12 million of personnel-related accruals which were not fully utilized. In addition, 640 employees left FleetBoston.

Liberty Asset Management

Aggregate accrued and unpaid costs at December 31, 2001 were $62 million. During the first nine months of 2002, we paid $23 million of personnel-related costs and 193 employees left FleetBoston. In addition, we wrote off $4 million of assets. The remaining accrual at September 30, 2002 is composed primarily of expected cash outlays related to severance and facilities obligations.

Discontinued Operations

In connection with the dispositions of Robertson Stephens and the Asia fixed income business, we recorded exit costs of $399 million in the second quarter of 2002. These exit costs were composed of personnel-related costs of $121 million for approximately 1,025 positions identified for elimination; accruals for asset write-downs and contract cancellations of $165 million; facilities-related costs of $57 million; and $56 million of other costs. During the first nine months of 2002, we paid $46 million in personnel-related costs, $5 million of facilities costs, $1 million of lease and contract cancellation costs, $3 million of other costs, and incurred asset write-downs of $126 million. In addition, 788 employees left FleetBoston.

          The following table presents aggregate restructuring and exit cost accrual activity during the nine months ended September 30, 2002.

Exit and Restructuring Accrual Activity

		Business
		Unit		Discontinued
In millions	Summit	Restructurings	Liberty	Operations

Balance at December 31, 2001	$102	$111	$62	—

Restructuring reversals	(15)	(12)	—	—

Exit-related accruals	—	—	—	$399

Cash payments	(50)	(50)	(23)	(55)

Noncash write-downs	—	(28)	(4)	(126)

Balance at September 30, 2002	$37	$21	$35	$218

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

NOTE 8. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended September 30	2002		2001

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,045,930,275	1,045,930,275	1,084,284,895	1,084,284,895

Additional shares due to:

Stock options	—	1,102,404	—	7,531,826

Total equivalent shares	1,045,930,275	1,047,032,679	1,084,284,895	1,091,816,721

Earnings per share:

Income from continuing operations	$597	$597	$771	$771

Less preferred stock dividends	(5)	(5)	(6)	(6)

Income from continuing operations available to common stockholders	$592	$592	$765	$765

Total equivalent shares	1,045,930,275	1,047,032,679	1,084,284,895	1,091,816,721

Earnings per share — continuing operations	$.57	$.57	$.71	$.70

Loss from discontinued operations	$(18)	$(18)	$(5)	$(5)

Total equivalent shares	1,045,930,275	1,047,032,679	1,084,284,895	1,091,816,721

Loss per share — discontinued operations	$(.02)	$(.02)	$(.01)	—

Net income	$579	$579	$766	$766

Less preferred stock dividends	(5)	(5)	(6)	(6)

Net income available to common stockholders	$574	$574	$760	$760

Total equivalent shares	1,045,930,275	1,047,032,679	1,084,284,895	1,091,816,721

Earnings per share — net income	$.55	$.55	$.70	$.70

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

Nine months ended September 30	2002		2001

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,045,092,173	1,045,092,173	1,083,848,148	1,083,848,148

Additional shares due to:

Stock options	—	4,116,276	—	10,041,726

Warrants	—	—	—	183,137

Total equivalent shares	1,045,092,173	1,049,208,449	1,083,848,148	1,094,073,011

Earnings per share:

Income from continuing operations	$1,226	$1,226	$1,446	$1,446

Less preferred stock dividends	(14)	(14)	(23)	(23)

Income from continuing operations available to common stockholders	$1,212	$1,212	$1,423	$1,423

Total equivalent shares	1,045,092,173	1,049,208,449	1,083,848,148	1,094,073,011

Earnings per share — continuing operations	$1.16	$1.16	$1.31	$1.30

Loss from discontinued operations	$(298)	$(298)	$(8)	$(8)

Total equivalent shares	1,045,092,173	1,049,208,449	1,083,848,148	1,094,073,011

Loss per share — discontinued operations	$(.29)	$(.29)	—	$(.01)

Net income	$928	$928	$1,438	$1,438

Less preferred stock dividends	(14)	(14)	(23)	(23)

Net income available to common stockholders	$914	$914	$1,415	$1,415

Total equivalent shares	1,045,092,173	1,049,208,449	1,083,848,148	1,094,073,011

Earnings per share — net income	$.87	$.87	$1.31	$1.29

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

The following table presents income and earnings per share on a continuing operations and net income basis for the third quarter and first nine months of 2001, adjusted for the amortization of goodwill.

Adjusted Net Income and Earnings Per Share

	Three months	Nine months
	ended	ended
Dollars in millions, except per share amounts	September 30, 2001	September 30, 2001

Continuing operations:

Reported net income from continuing operations available to common stockholders	$765	$1,423

Add back goodwill amortization, net of applicable tax benefit	63	190

Adjusted net income from continuing operations	$828	$1,613

Basic earnings per share – continuing operations:

Reported earnings per share	$.70	$1.31

Add back impact of goodwill amortization	.06	.18

Adjusted earnings per share	$.76	$1.49

Diluted earnings per share – continuing operations:

Reported earnings per share	$.70	$1.30

Add back impact of goodwill amortization	.06	.17

Adjusted earnings per share	$.76	$1.47

Net income:

Reported net income available to common stockholders	$760	$1,415

Add back goodwill amortization, net of applicable tax benefit	65	197

Adjusted net income	$825	$1,612

Basic earnings per share – net income:

Reported earnings per share	$.70	$1.31

Add back impact of goodwill amortization	.06	.18

Adjusted earnings per share	$.76	$1.49

Diluted earnings per share – net income:

Reported earnings per share	$.70	$1.29

Add back impact of goodwill amortization	.06	.18

Adjusted earnings per share	$.76	$1.47

NOTE 9. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. As we reported in our 2001 Annual Report on Form 10-K, which we previously filed with the SEC, Robertson Stephens is a defendant in class action lawsuits and is involved in governmental and regulatory agency reviews and investigations related to the activities of investment banks in connection with underwriting initial public offerings and related matters. These lawsuits and investigations of investment banks have received wide publicity and involve the potential for monetary payments to agencies and private plaintiffs. These lawsuits and investigations continue notwithstanding the decision to wind down the operations of Robertson Stephens, which we have disclosed in Note 2. Over the last several months, Robertson Stephens has responded to Wells notices from the staffs of the SEC and the NASDR concerning the foregoing investigations. Robertson Stephens has made a proposal to the staffs to settle these matters which we understand is acceptable to them, subject to respective agency approval. There is continuing discussion on some details.

         Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, including the foregoing investigations, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to our financial condition or results of operations.

         In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service, or “IRS,” is conducting an examination of our federal income tax returns for the years ended December 31, 1995, 1996 and 1997. In 2002, the IRS issued Notices of Proposed Adjustment for the tax year 1997 with respect to our tax treatment of certain leveraged lease investments that were entered into during the examination years. Management believes that the proposed IRS adjustments are inconsistent with existing law and intends to vigorously defend our position. Resolution

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

of these issues is not expected to have a significant impact on our financial condition or results of operations.

NOTE 10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we enter into a variety of interest rate and foreign exchange derivative contracts in connection with our balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and our trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. You can obtain additional information about our use of derivatives, including related accounting policies, in Notes 1 and 14 to the Consolidated Financial Statements in our 2001 10-K. The following discussion includes derivative instruments and hedging activities related to discontinued operations.

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

         For the nine months ended September 30, 2002 and 2001, we recognized net pre-tax gains of approximately $13.7 million and net pre-tax losses of approximately $131 million, respectively, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. Net pre-tax gains recognized during the third quarter of 2002 were approximately $14 million, and net pre-tax losses for the third quarter of 2001 were not significant. The components of fair value excluded from the assessment of fair value hedge effectiveness were net pre-tax losses of approximately $.4 million for the three months ended September 30, 2002 and net pre-tax losses of approximately $2.5 million for the three months ended September 30, 2001. Net pre-tax losses recognized during the nine months ended September 30, 2002 and 2001 were approximately $.4 million and $21 million, respectively. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

         Cash Flow Hedges. We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

         For the nine months ended September 30, 2002, we recognized net pre-tax gains of approximately $1.6 million, which represented the total ineffectiveness of all cash flow hedges, compared to net pre-tax gains of approximately $.5 million for the nine months ended September 30, 2001. Net pre-tax gains recognized during the quarter ended September 30, 2002 were approximately $1 million, and net pre-tax losses for the quarter ended September 30, 2001 were not significant.

         Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2002, we expect approximately $191 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

         Hedges of Net Investments in Foreign Operations. We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the quarter and nine months ended September 30, 2002, we recorded net after-tax losses of approximately $.2 million and net after-tax gains of approximately $2.3 million, respectively, in other comprehensive income related to these derivatives. For the quarter and nine months ended September 30, 2001, net after-tax losses of approximately $4.5 million and net after-tax gains of approximately $2.4 million, respectively, were recorded in other comprehensive income related to these derivatives.

Credit Risk

Our use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to losses that we would recognize if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage the level of credit exposure, we deal only with counterparties we consider to be in good credit standing, establish counterparty credit limits, in certain cases have the ability to

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

require securities as collateral, and enter into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments are included in other liabilities in our consolidated balance sheet.

         Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $1.1 billion at September 30, 2002, versus $696 million at December 31, 2001. Foreign exchange derivative instruments had credit exposure of $85 million at September 30, 2002, versus $52 million at December 31, 2001. Trading derivatives had credit exposure of $4.5 billion at September 30, 2002, versus $3.6 billion at December 31, 2001.

NOTE 11. LINE OF BUSINESS INFORMATION

Information about our operating segments for the quarters and nine months ended September 30, 2002 and 2001 is included in the Line of Business Information section of Management’s Discussion and Analysis in this 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Argentina Corralito Litigation and Related Matters. Information regarding this matter is incorporated by reference from the discussion of the Argentine corralito litigation and related matters, under the caption Argentine Balance Sheet, in the Country Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I of this Report.

Robertson Stephens Lawsuits and Investigations. Information regarding this matter is incorporated by reference from the discussion of the Robertson Stephens lawsuits and investigations, included in Note 9 to the Consolidated Financial Statements contained in Part I of this Report.

Summit Bancorp Shareholders Litigation. Two class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against FleetBoston and its current and former directors and officers on behalf of former shareholders of Summit Bancorp. The lawsuits allege violations of the federal securities laws in connection with FleetBoston’s January 25, 2001 registration statement and merger proxy/prospectus (and incorporated prior SEC filings) for its acquisition of Summit. In particular, the complaints allege that FleetBoston made false or misleading statements or omitted material facts regarding operations in Argentina and its loan loss provisioning regarding Argentina. FleetBoston and the defendant directors and officers deny the allegations of the complaint and intend to defend the action vigorously.

     Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, including the above-mentioned litigation, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to FleetBoston’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

99(a)	Certification of Charles K. Gifford, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99(b)	Certification of Eugene M. McQuade, Vice Chairman and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from July 1, 2002 to the date of the filing of this report:

•	Current Report on Form 8-K, filed July 2, 2002, announcing that Robertson Stephens wrote off $282 million of goodwill in May 2002.

•	Current Report on Form 8-K, filed July 15, 2002, announcing earnings for the second quarter of 2002 and reporting remarks by our Chief Financial Officer concerning guidance on third and fourth quarter 2002 earnings.

•	Current Report on Form 8-K, filed August 14, 2002, which included the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and the sworn written statements required pursuant to the SEC’s June 27, 2002 Order Requiring the Filing of Sworn Written Statements Pursuant to Section 21(a) of the Securities Exchange Act of 1934.

•	Current Report on Form 8-K, filed October 16, 2002, announcing earnings for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FleetBoston Financial Corporation

(Registrant)

/s/ Eugene M. McQuade	/s/ Ernest L. Puschaver

Eugene M. McQuade Vice Chairman and Chief Financial Officer	Ernest L. Puschaver Chief Accounting Officer

DATE: November 14, 2002

CERTIFICATIONS

I, Charles K. Gifford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FleetBoston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Charles K. Gifford
Charles K. Gifford President and Chief Executive Officer

I, Eugene M. McQuade, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FleetBoston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Eugene M. McQuade
Eugene M. McQuade Vice Chairman and Chief Financial Officer