Form 10-K
period 2002-12-31
FLEETBOSTON FINANCIAL CORP
filed 2003-03-05
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6366

FleetBoston Financial Corporation

(Exact name of Registrant as specified in its charter)

Rhode Island (State of incorporation)	05-0341324 (I.R.S. Employer Identification No.)

100 Federal Street, Boston, Massachusetts (Address of principal executive office)	02110 (Zip Code)

617 / 434-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange Boston Stock Exchange
Depositary Shares each representing a one-fifth interest in a share of Series VI 6.75% Perpetual Preferred Stock, $1 Par Value	New York Stock Exchange
8.00% Trust Originated Preferred Securities issued by Fleet Capital Trust I, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
7.05% Trust Originated Preferred Securities issued by Fleet Capital Trust III, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
7.17% Trust Originated Preferred Securities issued by Fleet Capital Trust IV, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
8.80% Trust Originated Preferred Securities issued by Fleet Capital Trust VI, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
7.20% Capital Securities issued by Fleet Capital Trust VII, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
7.20% Trust Originated Preferred Securities issued by Fleet Capital Trust VIII, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [   ]

As of June 30, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $33.6 billion.

The number of shares of common stock of the Registrant outstanding as of January 31, 2003 was 1,050,029,774.

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 3A. Executive Officers of the Corporation
Item 4. Submission of Matters to a Vote of Security Holders
PART II.
Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Ex-10(b) Revised Schedule of Executive Officers
Ex-10(d) Amendment Eight to Supplemental Exec Plan
Ex-10(l) Amendment Four to Exec Deferred Comp.
Ex-10(t) Second Amendment to Directors Deferred
Ex-10(kk) Second Amendment to Agreement w/ Gifford
Ex-10(ll) Third Amendment to Agreement - Gifford
Ex-10(nn) Second Amendment to Agreement-Meirelles
Ex-10(pp) Second Amendment to Agreement - Hogan
Ex-10(rr) Second Amendment to Agreement - Warner
Ex-10(ss) Third Amendment to Agreement - Warner
Ex-10(aaa) Employment Letter 10-31-02 Lamb
Ex-10(bbb) Change in Control Agreement - Lamb
Ex-10(ddd) Amendment One to Emp Stock Purchase Pln
Ex-12 Computation of Consolidated Ratios
Ex-21 Subsidiaries of the Corporation
Ex-23 Consent of PricewaterhouseCoopers LLP
Ex-99(a) Certification of Charles K. Gifford
Ex-99(b) Certification of Robert C. Lamb, Jr.

DOCUMENTS INCORPORATED BY REFERENCE

Pertinent extracts from Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated into Part III.

Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

Table of Contents and Cross-Reference Index

	Description			Page Number

Part I.	Item 1.	Business		2-6
		-	Line of Business Information	12-15, 75-77
		-	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-46
		-	Acquisitions and Divestitures	60
		-	Capital	44, 67-68
		-	Dividends	44, 67-68
		-	Statistical Disclosure by Bank Holding Companies	6, 10, 24-35, 37 54-55, 61-63, 80-81
	Item 2.	Properties		6
	Item 3.	Legal Proceedings		7, 65
	Item 3A.	Executive Officers of the Corporation		8-9
	Item 4.	Submission of Matters to a Vote of Security Holders		9
Part II.	Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters		9, 81
	Item 6.	Selected Financial Data		10
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		10-46
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk		39-43, 46
	Item 8.	Financial Statements and Supplementary Data		48-79, 81
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure		82
Part III.	Item 10.	Directors and Executive Officers of the Registrant		8-9, 82*
	Item 11.	Executive Compensation		82*
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		82-83*
	Item 13.	Certain Relationships and Related Transactions		83*
	Item 14.	Controls and Procedures		84
Part IV.	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K		49-52, 84-87
	Signatures			88-89
	Certifications			90-91

*The information required by this Item is incorporated herein by reference, in whole or in part, to the Corporation’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART I.

Item 1. Business

General

FleetBoston Financial Corporation is a diversified financial services company organized under the laws of the State of Rhode Island. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “FleetBoston,” “Corporation,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a legal entity separate and distinct from our subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2002, we had total assets of $190.5 billion, total deposits of $125.8 billion, total stockholders’ equity of $16.8 billion and approximately 50,000 employees. In terms of total assets, FleetBoston is the seventh largest financial holding company in the United States. Our executive office is located at 100 Federal Street, Boston, Massachusetts, 02110 (telephone (617) 434-2200).

     We make available free of charge through our website at www.fleet.com all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov.

     Our businesses include consumer and small business banking; commercial banking, including middle-market lending, asset-based lending, leasing, cash management, trade finance and government banking; commercial real estate lending; international banking; principal investing; securities brokerage, market-making and clearing services; investment services, including asset management, mutual funds and retirement planning; and credit card services. We own three national banking subsidiaries, including our principal banking subsidiary, Fleet National Bank, or “FNB.” FNB is a member of the Federal Reserve System, and its domestic deposits are insured by the Federal Deposit Insurance Corporation, or “FDIC,” to the extent provided by law.

     Our business lines, including their operating results and other key financial measures, are more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7, and in Note 18 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. For discussions of our business activities, including our lending activities, our cross-border outstandings and our management of credit risk, liquidity risk and other risks inherent in our businesses, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.

     This Report contains statements (including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7), that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, FleetBoston may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of FleetBoston and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “seek,” “plan,” “objective,” “trend” and “goal.” Forward looking statements are subject to various assumptions, risks and uncertainties, which change over time, and speak only as of the date they are made.

     FleetBoston undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.fleet.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements and future results could differ materially from historical performance:

•	general political and economic conditions, either domestically or internationally, may be less favorable than expected;

•	Latin America may continue to experience economic, political and social uncertainties;

•	developments concerning credit quality in various corporate lending industry sectors, particularly airlines and merchant energy, as well as consumer and other types of credit, may result in an increase in the level of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	domestic demand for commercial loan and capital markets-related products may continue to be weak; customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated; and interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;

•	the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;

•	global capital markets in general, and the technology and telecommunications industries in particular, may continue to exhibit weakness, adversely affecting our principal investing and other capital markets-related businesses, as well as our wealth management and brokerage business line, and the availability and terms of funding necessary to meet our liquidity needs;

•	competitive product and pricing pressures among financial institutions within our markets may increase;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we are engaged or our financial results;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving FleetBoston and its subsidiaries, could adversely affect FleetBoston or the financial services industry generally;

•	pending and proposed changes in accounting rules, policies, practices and procedures could adversely affect our financial results;

•	instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk could be less effective than anticipated, and we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk;

•	terrorist activities or other hostilities, including the situation surrounding Iraq, may adversely affect the general economy, financial and capital markets, specific industries, and FleetBoston; and

•	technological changes, including the impact of the Internet on our businesses, may be more difficult or expensive than anticipated.

Competition

Our banking and non-banking subsidiaries compete with other major financial institutions, including commercial banks, investment banks, mutual savings banks, savings and loan associations, credit unions, consumer finance companies and other non-bank institutions, such as insurance companies, major retailers, brokerage firms, and investment companies in the Northeast, throughout the United States and internationally. The principal methods of competing effectively in the financial services industry include improving customer service through the quality and range of services provided, improving efficiencies and pricing services competitively.

     One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national and regional level. We continue to implement strategic initiatives focused on expanding our core businesses and to explore, on an ongoing basis, acquisition, divestiture and joint venture opportunities. We analyze each of our businesses in the context of customer demands, competitive advantages, industry dynamics and growth potential.

     For additional information regarding our acquisition and divestiture activities, refer to Notes 2 and 3 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Supervision and Regulation

The business in which FleetBoston and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where FleetBoston and its subsidiaries operate. The supervision, regulation and examination to which FleetBoston and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

     Several of the more significant regulatory provisions applicable to banks and financial holding companies to which FleetBoston and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning FleetBoston and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of FleetBoston and its subsidiaries.

Regulatory Agencies

     Financial Holding Company. As a registered bank holding company and financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, or “Bank Holding Company Act,” and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, or “Federal Reserve Board.”

     Subsidiary Banks. FNB and FleetBoston’s other national banking subsidiaries are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency, or “OCC,” and secondarily by the Federal Reserve Board and the FDIC. FNB’s and FleetBoston’s operations in other countries are also subject to various restrictions imposed by the laws of those countries.

     Non-bank Subsidiaries. Many of our non-banking subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Our brokerage subsidiaries are regulated by the SEC, the New York Stock Exchange, the National Association of Securities Dealers, Inc., or “NASD,” and state securities regulators. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-banking subsidiaries of FleetBoston are subject to the laws and regulations of both the federal government and the various states and countries in which they conduct business.

     Other Requirements and Regulations. FleetBoston and its subsidiaries are also affected by the fiscal and monetary policies of the U.S. federal government and the Federal Reserve Board, and by various other governmental requirements and regulations in the states and countries where FleetBoston and its subsidiaries operate.

Financial and Bank Holding Company Activities

     “Financial in Nature” Requirement. As a financial holding company, we may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of FleetBoston ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may: (1) place limitations on FleetBoston’s ability to conduct the broader financial activities permissible for financial holding companies; or (2) impose any limitations or conditions on the conduct or activities of FleetBoston or any of its affiliates as the Federal Reserve Board finds to be appropriate and consistent with the purposes of the Bank Holding Company Act. If the deficiencies persist, the Federal Reserve Board may require us to divest any banking subsidiary or cease to engage in any activities permissible for financial holding companies that are not permissible for bank holding companies. In addition, if any banking subsidiary of FleetBoston receives a Community Reinvestment Act rating of less than satisfactory, FleetBoston would be prohibited from engaging in any additional activities, other than those permissible for bank holding companies that are not financial holding companies. We may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as it gives the Federal Reserve board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as FNB, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

     Interstate Banking and Branching. As a bank holding company, we are required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, or “Riegle-Neal,” subject to certain concentration limits and other requirements, bank holding companies such as FleetBoston may acquire banks and bank holding companies located in any state without regard to state law. Riegle-Neal also permits banks to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal.

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as FleetBoston, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” All of our subsidiary banks are FDIC-insured depository institutions.

Capital Requirements

     Information concerning FleetBoston and its subsidiaries with respect to capital requirements is incorporated by reference from Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and from the “Capital Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2002, each of our banking subsidiaries was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions

     FleetBoston’s funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds and funds used to pay principal and interest on our indebtedness is dividends received from our subsidiary banks. Various federal laws limit the amount of dividends our banking subsidiaries can pay to us without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit our banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of our banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Also, bank regulatory authorities have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Additional information concerning FleetBoston and its banking subsidiaries with respect to dividends is incorporated by reference from Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and the “Liquidity Risk Management” and “Capital Management” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report.

Deposit Insurance Assessments

     The deposits of our banking subsidiaries are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund, or “BIF,” and/or the Savings Association Insurance Fund, or “SAIF,” administered by the FDIC. As of December 31, 2002, our banking subsidiaries held approximately $100 billion and $10 billion, respectively, of BIF- and SAIF-assessable deposits. We currently pay no insurance assessments on these deposits under the FDIC’s risk-related assessment system. However, it is possible that we could be required to pay insurance assessments in 2003.

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

Future Legislation

     Changes to the laws and regulations in the states and countries where FleetBoston and its subsidiaries do business can affect the operating environment of financial holding companies and their subsidiaries in substantial and unpredictable ways. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of FleetBoston.

Statistical Disclosure by Bank Holding Companies

The following information, included under Items 6, 7 and 8 of this Report, is incorporated by reference herein:

“Consolidated Average Balances/Interest Earned-Paid/Rates 2000-2002” table - presents average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

“Rate/Volume Analysis” table — presents changes in the taxable equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

Note 4, “Securities,” of the “Notes to Consolidated Financial Statements” - discloses information regarding book values, market values, maturities, and weighted average yields of securities (by category).

Note 5, “Loans and Leases,” of the “Notes to Consolidated Financial Statements” and “Loans and Leases” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses distribution of loans of FleetBoston.

“Loans and Leases Maturity” table and “Interest Sensitivity of Loans and Leases Over One Year” table — presents maturities and sensitivities of loans to changes in interest rates.

Note 1, “Summary of Significant Accounting Policies — Nonperforming Assets” of the “Notes to Consolidated Financial Statements” and “Nonperforming Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — discloses information on nonaccrual and past due loans and leases and our policy for placing loans on nonaccrual status.

“Loans and Leases” and “Country Risk” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — discloses information regarding cross-border outstandings and other loan concentrations of FleetBoston.

“Reserve for Credit Losses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — presents an analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management’s judgment in determining the amount of additions to the reserve charged to operating expense.

“Consolidated Average Balances/Interest Earned-Paid/Rates 2000-2002” table and the “Components of Funding Sources” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” - discloses deposit information.

“Selected Financial Highlights” — presents return on average assets, return on average common equity, common dividend payout and equity-to-assets ratio.

Note 8, “Short-Term Borrowings,” of the “Notes to Consolidated Financial Statements” — discloses information on short-term borrowings of FleetBoston.

Item 2. Properties

FleetBoston maintains its corporate headquarters at 100 Federal Street, Boston, Massachusetts. FleetBoston or its domestic subsidiaries also maintain principal offices at One Federal Street, Boston, Massachusetts; 111 Westminster Street and One Financial Plaza, Providence, Rhode Island; 777 Main Street, Hartford, Connecticut; 1185 Avenue of the Americas and 26 Broadway, New York, New York; and 301 Carnegie Center, Princeton, New Jersey. FleetBoston or its domestic subsidiaries also maintain administration and operations centers located in New York, Massachusetts, Pennsylvania, Rhode Island, Connecticut, Colorado, Illinois, Delaware and New Jersey.

     In Latin America, where FNB operates under the corporate name “BankBoston, N.A.,” BankBoston, N.A. maintains banking headquarters in Buenos Aires, Argentina, and Sao Paulo, Brazil.

     None of these properties are subject to any material encumbrance. Our subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

Item 3. Legal Proceedings

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses, including the following matters:

Robertson Stephens Securities Law Actions and Investigations. During 2001, Robertson Stephens, our investment banking subsidiary which ceased operations during 2002, and many other underwriters, as well as various issuers and their officers and directors, were named as defendants in approximately 230 class action lawsuits alleging violations of federal securities laws in connection with the underwriting of initial public offerings, or “IPOs.” The plaintiffs contend that the defendants violated the securities laws by failing to make certain required disclosures in prospectuses, by manipulating the prices of IPO securities in the aftermarkets through, among other things, alleged agreements with companies receiving allocations to purchase additional shares in the aftermarket, and by false and misleading analyst reports. Robertson Stephens and other leading underwriters have also been named as defendants in class action lawsuits under the antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for the IPO securities and to extract anticompetitive fees in connection with the IPOs. Robertson Stephens believes that it acted lawfully in respect to the foregoing allegations and is contesting these suits. Robertson Stephens was also involved in various governmental reviews and investigations concerning the foregoing. As previously reported in our Current Report on Form 8-K filed on January 10, 2003, Robertson Stephens settled these investigations with the SEC and NASD on January 9, 2003.

Robertson Stephens Employee-Related Claims. In connection with our decision during 2002 to wind down the operations of Robertson Stephens, numerous former employees of Robertson Stephens have filed or threatened to file actions or claims regarding their entitlement to additional compensation and benefits from Robertson Stephens and FleetBoston. Robertson Stephens and FleetBoston believe that they acted lawfully in respect to the foregoing claims and intend to defend such actions and claims vigorously.

Argentina Corralito Litigation and Related Matters. Information regarding this matter is incorporated by reference from the discussion of the Argentine corralito litigation and related matters, under the caption Argentine Balance Sheet, in the “Country Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Report. Separately, in November 2002, customers of our Argentine operation filed a class action suit in the U.S. District Court for the Southern District of Florida against FNB, Citibank and HSBC, seeking to collect from the U.S. head offices of those banks the deposits frozen in their Argentine offices. In February 2003, plaintiffs in that action filed a Notice of Voluntary Dismissal Without Prejudice, thereby dismissing the lawsuit.

Summit Bancorp Shareholders Litigation. Four class action lawsuits have been filed and consolidated in the U.S. District Court for the District of New Jersey against FleetBoston and certain of its current and former directors and officers on behalf of former shareholders of Summit Bancorp. The lawsuits allege violations of the federal securities laws in connection with our January 25, 2001 registration statement and merger proxy/prospectus (and incorporated prior SEC filings) for our acquisition of Summit. In particular, the complaints allege that we made false or misleading statements or omitted material facts regarding operations in Argentina and our loan loss provisioning regarding Argentina. FleetBoston and the defendant directors and officers deny the allegations of the complaint and intend to defend the action vigorously.

     Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to FleetBoston’s financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to FleetBoston’s results of operations for any particular quarterly period depending on the size of the loss or liability relative to FleetBoston’s earnings for that quarterly period.

Item 3A. Executive Officers of the Corporation

The names, positions, ages and business experience during the past five years of the “executive officers” of FleetBoston, as defined in the Securities Exchange Act of 1934, as of February 24, 2003 are set forth below. The term of office of each executive officer extends until the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders, and until a successor is chosen and qualified, unless they sooner resign, retire, die or are removed.

		Age as of
Name	Positions with the Corporation	February 24, 2003

Charles K. Gifford	Chairman and Chief Executive Officer	60
Eugene M. McQuade	President and Chief Operating Officer	54
H. Jay Sarles	Vice Chairman and Chief Administrative Officer	57
Anne M. Finucane	Executive Vice President	50
Paul F. Hogan	Chief Risk Officer	57
Robert C. Lamb, Jr.	Executive Vice President and Chief Financial Officer	47
Brian T. Moynihan	Executive Vice President	43
Joseph A. Smialowski	Executive Vice President	54
M. Anne Szostak	Executive Vice President	52
Bradford H. Warner	Executive Vice President	51
Douglas L. Jacobs	Executive Vice President and Treasurer	55
Gary A. Spiess	Executive Vice President, General Counsel and Secretary	62
Terrence P. Laughlin	Senior Vice President	48
Ernest L. Puschaver	Chief Accounting Officer	55
Kenneth Sax	Chief Credit Officer	45

     Charles K. Gifford became President and Chief Operating Officer of the Corporation following the merger of BankBoston Corporation, or “BankBoston,” with Fleet Financial Group, Inc. in 1999 (the BankBoston merger), President and Chief Executive Officer in 2001, and Chairman and Chief Executive Officer in December 2002. Prior to the BankBoston merger, Mr. Gifford had served as Chairman, President and Chief Executive Officer of BankBoston from 1995 to 1996, Chief Executive Officer from 1996 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999. Mr. Gifford has been a Director of the Corporation since 1999.

     Eugene M. McQuade was named Executive Vice President and Chief Financial Officer of the Corporation in 1993, Vice Chairman and Chief Financial Officer in 1997, and President and Chief Operating Officer effective December 31, 2002.

     H. Jay Sarles became Vice Chairman of the Corporation in 1993 and was named Chief Administrative Officer in December 2002, a capacity in which he also served from 1997 to 2001. From 2001 to December 2002, Mr. Sarles served as Vice Chairman, Wholesale Banking, of the Corporation.

     Anne M. Finucane has served as Senior Vice President and Director of Corporate Marketing and Corporate Communications of the Corporation from 1995 to 1999 and Executive Vice President since 1999.

     Paul F. Hogan became Vice Chairman, Corporate and Investment Banking, of the Corporation following the BankBoston merger and was named Vice Chairman and Chief Risk Officer in 2000, and Chief Risk Officer in December 2002. Prior to the BankBoston merger, Mr. Hogan had served as Vice Chairman, Wholesale Banking, of BankBoston from 1997 to 1999.

     Robert C. Lamb, Jr. rejoined the Corporation in December 2002 as Executive Vice President and Chief Financial Officer, after having served as Executive Vice President and Chief Financial Officer of BearingPoint, Inc. (formerly KPMG Consulting) from 2000 until December 2002. From 1993 to 2000, Mr. Lamb served as Controller of the Corporation.

     Brian T. Moynihan was named Managing Director, Corporate Strategy and Development, of the Corporation in 1994, Senior Vice President in 1998 and Executive Vice President in 1999 with responsibility for Wealth Management and Brokerage since 2000.

     Joseph A. Smialowski became Vice Chairman, Technology and Operations, of the Corporation following the BankBoston merger and Executive Vice President in December 2002. Prior to the BankBoston merger, Mr. Smialowski had served as Executive Vice President, Technology and Operations, of BankBoston from 1998 to 1999. Before joining BankBoston, Mr. Smialowski served as Senior Vice President and Chief Information Officer of Sears, Roebuck & Co. from 1993 to 1998.

     M. Anne Szostak was named Senior Vice President, Human Resources, of the Corporation in 1994 and has served as Executive Vice President since 1998.

     Bradford H. Warner became Vice Chairman, Investment Services, of the Corporation following the BankBoston merger, Vice Chairman, Consumer Business Group, in 2000, Vice Chairman, Consumer Financial Services, in January 2002 and Executive Vice President in December 2002. Prior to the BankBoston merger, Mr. Warner had served as Executive Vice President, Global Capital Markets, of BankBoston from 1996 to 1998 and Vice Chairman, Regional Banking, from 1998 to 1999.

     Douglas L. Jacobs became Treasurer of the Corporation in 1995, Senior Vice President in 1998 and Executive Vice President in 2001.

     Gary A. Spiess was named Senior Vice President, Senior Deputy General Counsel and Assistant Secretary of the Corporation following the BankBoston merger and became Executive Vice President, General Counsel and Secretary in January 2002. Prior to the BankBoston merger, Mr. Spiess had served as General Counsel and Clerk of BankBoston from 1987 to 1999 and as Executive Vice President from 1998 to 1999.

     Terrence P. Laughlin was named Director of Corporate Development of the Corporation in 1993, Managing Director of Strategic Planning in 2000 and Senior Vice President in 2001.

     Ernest L. Puschaver was named Chief Accounting Officer of the Corporation in 2000. Prior to joining the Corporation, Mr. Puschaver had been a partner at PricewaterhouseCoopers LLP since 1983.

     Kenneth Sax became Vice President, Operational Assurance, of the Corporation following the BankBoston merger and was named Chief Credit Officer in April 2002. Prior to the BankBoston merger, Mr. Sax had served as General Auditor of BankBoston from 1998 to 1999, and previously had been the OCC’s Examiner-in-Charge at BankBoston from 1996 to 1998.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II.

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the New York and Boston Stock Exchanges. At December 31, 2002, we had 83,191 stockholders of record. For information regarding high and low quarterly sales prices, and quarterly dividends declared and paid, in each case on our common stock, see the “Quarterly Summarized Financial Information” table included under Item 8 of this Report, which is incorporated by reference herein.

Item 6. Selected Financial Data

SELECTED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share amounts
Prepared on a fully taxable equivalent basis	2002	2001	2000	1999	1998

For the Year
Net interest income	$6,483	$7,344	$7,826	$8,041	$7,626
Noninterest income	5,036	4,555	7,559	6,091	5,303
Total revenue	11,519	11,899	15,385	14,132	12,929
Noninterest expense	6,404	7,977	8,100	9,089	7,454
Provision for credit losses	2,760	2,324	1,290	1,056	907
Income from continuing operations	1,524	968	3,572	2,381	2,805
(Loss)/income from discontinued operations	(336)	(37)	338	95	(34)
Net income	1,188	931	3,910	2,476	2,771

Per Common Share
Basic earnings:
Continuing operations	$1.44	$.88	$3.27	$2.12	$2.51
Net income	1.12	.84	3.58	2.21	2.48
Diluted earnings:
Continuing operations	1.44	.87	3.22	2.07	2.45
Net income	1.12	.83	3.52	2.16	2.42
Market price (year-end)	24.30	36.50	37.56	34.81	44.69
Cash dividends declared	1.40	1.34	1.23	1.11	1.00
Book value (year-end)	15.78	16.61	17.31	15.92	14.78

At Year-End
Assets	$190,453	$203,744	$219,095	$226,817	$210,834
Securities	30,425	26,604	34,937	35,919	33,283
Loans	120,380	126,988	133,831	142,204	132,426
Reserve for credit losses	3,864	3,634	2,709	2,816	2,628
Assets of discontinued operations	654	5,034	6,463	5,997	3,222
Deposits	125,814	127,730	126,911	139,177	140,695
Short-term borrowings	11,310	14,579	21,694	19,932	21,416
Long-term debt	20,581	25,530	31,683	29,214	17,878
Liabilities of discontinued operations	548	2,993	4,483	4,383	2,230
Total stockholders’ equity	16,833	17,608	19,361	18,074	16,896

Ratios
Continuing operations:
Return on average assets(a)	.82%	.48%	1.66%	1.12%	1.41%
Return on average common equity	8.84	4.96	20.12	13.88	17.73
Net income:
Return on average assets	.63	.45	1.75	1.11	1.38
Return on average common equity	6.87	4.77	22.04	14.45	17.51
Common dividend payout ratio	125.00	159.52	34.36	50.23	40.32
Net interest margin	4.01	4.18	4.26	4.35	4.39
Common equity-to-assets (year-end)	8.70	8.51	8.58	7.66	7.69
Average total equity-to-assets	9.12	9.25	8.10	7.83	8.12

(a)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following discussion and analysis of our financial condition and results of operations is part of our Annual Report on Form 10-K to the Securities and Exchange Commission, or “SEC,” and should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 8 of this Report. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

     This discussion and analysis may contain statements with respect to our financial condition, results of operations, future performance and business that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated as a result of certain risks, uncertainties and other factors, which are more fully discussed under Item 1 of this Report.

     The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions, which are based on information available as of the date of the financial statements, may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies. The accounting policies considered relatively more significant in this respect are the determination of the reserve for credit losses, the valuation of principal investing securities, accounting for goodwill and accounting for income taxes. These accounting policies are discussed in the Significant Accounting Policies section of this discussion and analy-

sis, as well as in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $190.5 billion in assets. Our lines of business include Commercial Financial Services, which includes commercial banking and small business services, corporate banking and specialized finance; Personal Financial Services, which includes consumer and community banking, credit card lending, wealth management and brokerage; Capital Markets, which includes brokerage market-making and principal investing; and International Banking. You can read more about these business lines and their supporting business units in the Line of Business Information section of this discussion and analysis.

     Net income for 2002 was $1.2 billion, or $1.12 per diluted share, compared to $931 million, or $.83 per diluted share, for 2001. Return on average assets and return on average common equity were .63% and 6.87%, respectively, in 2002 compared to .45% and 4.77%, respectively, in 2001.

     Included in 2002 results was a net loss of $336 million from discontinued operations, related to winding down the operations of Robertson Stephens, the disposal of our fixed income business in Asia, the discontinuance of Fleet Trading, our NASDAQ market-making business, and the sale of our student loan processing subsidiary, AFSA Data Corporation, or “AFSA.”

     We completed the sale of AFSA in June 2002, and recorded a related after-tax gain of $173 million in the second quarter. We ceased operations and substantially completed the winding down of Robertson Stephens during 2002, and expect to substantially complete the disposal of the Asia fixed income business in early 2003. In the fourth quarter of 2002, Fleet Trading ceased its operations by formally withdrawing from the NASDAQ market-making business. The remaining assets of Robertson Stephens, Fleet Trading and the Asia fixed income business are held for sale as of December 31, 2002, and are presented separately in the accompanying consolidated balance sheet at the lesser of their carrying value or estimated fair value less costs to dispose. The remaining liabilities, including related exit costs, are presented separately in the consolidated balance sheet.

     The operating results of these businesses for 2002, as well as the AFSA sale gain and estimated after-tax losses related to the exits of Robertson Stephens, Asia and Fleet Trading recorded in 2002, are included in results from discontinued operations in our 2002 income statement. We have presented all prior period information on the same basis. For more financial information with respect to these businesses, refer to Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, income from continuing operations for 2002 was $1.5 billion, or $1.44 per diluted share, compared to $968 million, or $.87 per diluted share, for 2001. Return on average assets and return on average common equity were .82% and 8.84%, respectively, in 2002, compared to .48% and 4.96%, respectively, in 2001.

     Overall higher earnings and earnings per share in 2002 were driven by improvements in revenues from our investment services business, primarily due to the fourth quarter 2001 Liberty Asset Management, or “Liberty,” acquisition, and our principal investing business, the result of a lower level of investment portfolio writedowns (approximately $360 million in 2002 compared to $1.1 billion in 2001). In addition, 2002 results were positively impacted by lower operating expenses from the corporate-wide cost containment program we implemented in 2001, a decline in merger and restructuring costs of $478 million, the absence of the $428 million loss from the sale of our mortgage banking business in 2001 and the discontinuance of goodwill amortization beginning January 1, 2002.

     Partially offsetting these improvements was a $436 million increase in the provision for credit losses, a decline in net interest income, and declines in other capital markets-related revenues, reflecting the impact of continued weakness in the U.S. economy on commercial credit as well as the impact of Argentine government measures on Argentina’s financial system and the continued economic deterioration in that country. Results for 2001 included $430 million of branch divestiture gains and a $146 million gain from the sale of our investment in the NYCE Corporation. These current and prior year items are discussed in more detail later in this discussion and analysis.

LINE OF BUSINESS INFORMATION

We are managed along a customer-focused organizational structure that includes four lines of business: Commercial Financial Services; Personal Financial Services; Capital Markets and International Banking. Business line results are subject to periodic restatements based on modifications to management accounting methodology, profitability measurement enhancements and organizational changes. Accordingly, information presented in this sec-

tion for the year ended December 31, 2001 has been restated for comparative purposes to reflect the implementation of management reporting modifications and changes in organizational structure in 2002. The table below highlights our segment results and is presented on a fully taxable equivalent, or “FTE,” and continuing operations basis. For more financial information about these business lines, refer to Note 18 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Line of Business Earnings Summary

Year ended December 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Commercial Financial Services	$1,209	$1,268	$4,547	$4,696	17%	18%
Personal Financial Services	1,080	1,141	6,227	6,231	17	20
Capital Markets	(76)	(568)	71	(718)	nm	nm
International Banking	(392)	(220)	548	1,407	nm	nm
All Other	(297)	(653)	126	283	nm	nm

Total	$1,524	$968	$11,519	$11,899	9%	5%

nm — not meaningful

The following discussion focuses on the components of each of our four business lines, and explains results in terms of their underlying businesses.

Commercial Financial Services

Year ended December 31	2002	2001
Dollars in millions

Income statement data:
Net interest income	$3,041	$3,254
Noninterest income	1,506	1,442
Total revenue	4,547	4,696
Provision for credit losses	720	700
Noninterest expense	1,814	1,895
Tax expense	804	833

Net income	$1,209	$1,268

Balance sheet data:
Average assets	$85,060	$93,815
Average loans and leases	74,424	83,205
Average deposits	36,269	32,691

Return on equity	17%	18%

Our Commercial Financial Services unit provides financial solutions to support the growth of large corporations, middle market corporations, small businesses, and multinational corporations, as well as institutional and public sector clients. While we provide expertise in industry specialties, commercial real estate, leasing, asset-based lending, and debt capital, our extensive range of products and services allows us to have a much broader role in our customers’ financial strategies. Our products and services include cash management, loan syndications, global trade services, foreign exchange, interest rate risk management, mergers and acquisitions, and retirement plan services. Cash management services continues to be an area of strength and growth for us. We are the fifth-largest provider of cash management services in the U.S. and provide our customers with tools necessary to manage their treasury operations.

     Commercial Financial Services earned $1.2 billion in 2002, a decrease of $59 million from the prior year. Earnings from the underlying business units reflected reduced demand for commercial loans and capital markets products as the economic environment remained weak. In addition, Commercial Financial Services’ results reflected the impact of our ongoing risk reduction strategy, under which targeted, non-strategic exposures, composed of both funded loans and unfunded commitments to extend credit, have been reduced by $25 billion, or 14%, over the past two years. This includes the impact of the $10 billion exposure reduction program announced in April 2002 that was completed in the fourth quarter of 2002. We anticipate further reductions in exposure in 2003. Higher cash management fees and deposit balances, resulting from higher sales and cross-selling activities, combined with the impact of cost saving initiatives initially implemented in 2001, helped to moderate the negative impact of the weak economic climate. Expense management continues to be a focus in 2003. Commercial Financial Services’ operating expenses declined $81 million, or 4%, compared to 2001 and reflected the impact of incentive compensation reductions that corresponded with lower revenue levels in the group.

     As we more fully explain in the All Other portion of this Line of Business Information section, provisions for credit losses are generally allocated to Commercial Financial Services and our other lines of business on an “expected loss” basis over an economic cycle. This method of allocating provisions for credit losses to the business lines differs from the method used to determine our consolidated provision for credit losses for any given period.

     In accordance with this methodology, in the second and fourth quarters of 2002, we recorded, in All Other, consolidated pre-tax provisions totaling $907 million, primarily reflecting the impact of U.S. economic conditions on commercial credit, specifically the ongoing deterioration within Commercial Financial Services’ lending portfolios. Including the after-tax impact of these provisions currently, instead of prospectively over the economic cycle, earnings of Commercial Financial Services would have been $648 million, a reduction of 49% from the prior year level, and the related return on equity would have been 9%.

Year ended December 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Corporate Banking	$717	$799	$2,579	$2,677	15%	16%
Commercial Banking and Financial Services	492	469	1,968	2,019	23	21

Total	$1,209	$1,268	$4,547	$4,696	17%	18%

Corporate Banking, which includes our commercial finance, commercial real estate, leasing, asset-based lending, industry banking and acquisition finance businesses, earned $717 million in the current year compared to $799 million in 2001, a decrease of 10%. This decline was driven by decreases in loan volumes resulting, in part, from repositioning of the portfolio to reduce credit exposure, and by lower trading revenues due to market conditions. This decline was partially offset by higher cash management fees and lower compensation levels. Average loans and leases were $56.1 billion in 2002, compared to $62.8 billion in 2001, a decline of $6.7 billion, or 11%.

     Commercial Banking and Financial Services, which is composed of our middle market lending, small business and government banking businesses, earned $492 million in 2002, an increase of $23 million, or 5%, from the prior year. The increase in net income was driven by increased deposit balances, higher tax processing revenues, a higher level of cash management fees and derivative sales. These earnings, combined with lower operating expenses resulting from cost saving initiatives implemented in 2001, more than offset the impact of reduced loan demand. Average loan balances decreased $2.1 billion to $18.3 billion, while deposits grew approximately $3.5 billion to $28.8 billion, when compared to the prior year.

Personal Financial Services

Year ended December 31	2002	2001
Dollars in millions

Income statement data:
Net interest income	$3,713	$3,693
Noninterest income	2,514	2,538
Total revenue	6,227	6,231
Provision for credit losses	911	967
Noninterest expense	3,655	3,466
Tax expense	581	657

Net income	$1,080	$1,141

Balance sheet data:
Average assets	$52,365	$48,829
Average loans and leases	41,526	38,333
Average low-cost core deposits	53,836	49,052

Return on equity	17%	20%

Personal Financial Services is composed of two main segments, Consumer Financial Services and Wealth Management and Brokerage. Consumer Financial Services provides consumer retail banking and investment services to more than 5.5 million households. Customers can access products and services through a variety of distribution channels including a network of approximately 1,460 branches and 3,500 ATMs, electronic banking products, Internet banking (HomeLink), and customer call centers that provide our customers with convenience. HomeLink continues to grow at a rapid pace with 3.1 million customers, up from 2.3 million customers last year.

     Wealth Management and Brokerage offers a wide range of services, including specialized asset management, estate settlement, and deposit and credit products to high-net-worth customers. We sell proprietary and third-party mutual funds as well as an array of investment products to retail and institutional customers. We offer retirement planning, large institutional asset management, and not-for-profit investment services. Retail brokerage services and securities and clearing activities are provided through Quick & Reilly, a leading provider of these services. We now operate more than 100 Quick & Reilly Investor Centers with 1,000 financial consultants.

     Personal Financial Services earned $1.1 billion in 2002, a decline of $61 million, or 5%, from the prior year. Included in 2001 results were gains from the sale of our equity interest in the NYCE ATM network and gains from the sale of non-strategic branches. Excluding these prior year one-time transactions, the segment had a 7% increase in earnings. This improvement in earnings was driven by solid loan growth, particularly in home equity products and credit card receivables, and strong growth in low-cost core deposits, partially offset by the impact of lower deposit spreads and a decline in the market value of assets under management.

Year ended December 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer Financial Services	$863	$964	$4,489	$4,706	22%	25%
Wealth Management and Brokerage	217	177	1,738	1,525	8	10

Total	$1,080	$1,141	$6,227	$6,231	17%	20%

Consumer Financial Services earned $863 million in 2002, an increase of $27 million, or 3%, over the prior year, excluding the aforementioned gains. This increase in earnings resulted from higher loan volumes and a beneficial change in deposit mix, as low-cost core deposit balances increased approximately $4.6 billion, or 10%, over the prior year. Low-cost core deposits have grown as improved customer experience has resulted in higher sales and lower attrition during a period when our customers are seeking liquidity due to the unstable equity markets. The declining interest rate environment, which drove down loan yields and put pressure on spreads in the deposit-taking businesses, partially offset these improvements.

     Wealth Management and Brokerage earned $217 million, which represented an increase of 23% over the prior year level despite difficult market conditions. The increase in earnings was largely the result of effective expense management and improved sales mix within the Quick & Reilly brokerage group. The market value of assets under management, which reflected the overall lower valuation of the stock market, was approximately $143 billion as of December 31, 2002 versus $167 billion as of December 31, 2001.

Capital Markets

Year ended December 31	2002	2001
Dollars in millions

Income statement data:
Net interest income	$(87)	$(127)
Noninterest income	158	(591)
Total revenue	71	(718)
Noninterest expense	190	207
Tax benefit	(43)	(357)

Net loss	$(76)	$(568)

Return on equity	nm	nm

nm — not meaningful

Year ended
December 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Fleet Specialist	$110	$106	$325	$328	32%	29%
Principal Investing	(186)	(674)	(254)	(1,046)	nm	nm

Total	$(76)	$(568)	$71	$(718)	nm	nm

nm — not meaningful

Fleet Specialist is one of the largest specialist firms on the New York Stock Exchange, or “NYSE,” making markets in common and preferred stocks of more than 425 listed companies and accounting for roughly 20% of the volume on the Big Board. The unit earned $110 million in 2002, an increase of $4 million from 2001. Although transaction volume increased in 2002, average trade size and average price per share decreased as a result of market conditions, which in turn resulted in lower revenues per trade.

     Principal Investing provides start-up capital and debt financing to business ventures that are predominantly privately or closely held companies, and also invests in investment fund partnerships. Principal Investing recorded a net loss of $186 million in 2002, compared to a net loss of $674 million in 2001. These results were affected by after-tax investment writedowns of $228 million in 2002, reflecting the impairment of value that resulted from the continued weakness in the U.S. economy, versus $679 million in 2001. At December 31, 2002, the aggregate carrying value of the Principal Investing portfolio was $3.4 billion, a decline of 6% from the prior year, due primarily to writedowns.

International Banking

Year ended December 31	2002	2001
Dollars in millions

Income statement data:
Net interest income	$715	$1,181
Noninterest income	(167)	226
Total revenue	548	1,407
Provision for credit losses	432	859
Noninterest expense	694	943
Tax benefit	(186)	(175)

Net loss	$(392)	$(220)

Balance sheet data:
Average assets	$20,694	$25,327
Average loans and leases	13,966	16,283
Average deposits	7,881	10,946

Return on equity	nm	nm

nm — not meaningful

Year ended
December 31	2002	2001	2002	2001	2002	2001
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Brazil	$120	$225	$553	$729	24%	53%
Argentina	(559)	(513)	(302)	350	nm	nm
All other international	47	68	297	328	13	21

Total	$(392)	$(220)	$548	$1,407	nm	nm

nm — not meaningful

International Banking includes our international operations, the largest of which are in Brazil and Argentina, where we have been in business since 1947 and 1917, respectively. This business line also includes operations in other Latin American countries. We have 66 branch banking locations in Brazil and total average assets were $10.3 billion for 2002, down from $10.9 billion for 2001. Period-end assets at December 31, 2002 were $9.1 billion compared to $12 billion at December 31, 2001. In Argentina, we currently operate 109 branches and had total average assets of $5 billion for 2002, down 47% from $9.4 billion for 2001. Period-end assets were $3.7 billion at December 31, 2002, down $5.6 billion from December 31, 2001. International Banking recorded a net loss of $392 million for 2002, compared to a net loss of $220 million for 2001. These losses were directly related to the social, political and economic situation in Argentina and our decision in April 2002 to reduce our Brazilian exposure.

     Argentina’s net loss for 2002 was $559 million, compared to a net loss of $513 million for 2001, and reflected the deterioration in the local economy as well as the impact of dramatic changes in the Argentine government’s monetary and fiscal policies. These government-mandated policies included the pesofication of loans and deposits that had been denominated in U.S. dollars, the abolishment of the fixed currency exchange rate, the elimination of the inflation indexation on many consumer loans, the court-ordered payout of certain frozen deposits at pre-devaluation values, and valuation adjustments on foreign exchange contracts. Brazil reported earnings of $120 million for 2002, a decrease of $105 million, or 47%, compared to 2001. Brazil’s results reflected our decision, which we announced in April 2002, to reposition the balance sheet and reduce risk in that country due to the economic uncertainty that existed in the country for much of 2002. You can read more detailed information about Argentina and Brazil in the Country Risk section of this discussion and analysis.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity, combined with funds transfer pricing offsets.

     Funds transfer pricing is used to assign interest income and interest expense to each line of business on a matched funding concept based on each business’s net asset or liability position. The provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This economic cycle methodology differs from the methodology used to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in All Other.

     You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of this discussion and analysis and in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The business activities of our Treasury unit are also included in All Other. The Treasury unit is responsible for the balance sheet management function, which consists of managing our wholesale funding needs, the structural non-trading interest rate risk inherent in our banking franchise and our capital levels. To manage interest rate risk, Treasury utilizes the residential mortgage portfolio, along with other financial instruments such as securities and derivatives. While the Treasury unit utilizes the mortgage portfolio as an interest rate risk management tool and earning asset, other business units manage and have responsibility for credit risk management, accounting and general operations.

     For the year ended December 31, 2002, All Other incurred a net loss of $297 million, compared to a net loss of $653 million for the prior year. Net income for our Treasury unit was $549 million in 2002 compared to $353 million in 2001, with the increase resulting from net securities gains. In 2002, All Other also included consolidated provisions for credit losses recorded in the second and fourth quarters ($982 million or $653 million after-tax), primarily to acknowledge the poor environment surrounding telecommunications and other large corporate credits, and the residual impact of the consolidated provision for credit loss methodology discussed earlier ($196 million after-tax).

     In the 2001 period, All Other included $250 million of after-tax provision for credit losses in excess of that allocated to our various business lines and $137 million of after-tax income related to transfer pricing offsets. In addition, All Other in 2001 included an after-tax loss of $285 million from the sale of our mortgage banking business, after-tax merger-, restructuring- and integration-related costs of $604 million, and after-tax gains of $235 million, principally related to divestitures associated with the BankBoston merger. The 2001 period also included $255 million of after-tax goodwill amortization. In connection with the adoption of SFAS No. 142, which is more fully discussed in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, goodwill amortization recorded in previous years was reclassified from the business units to All Other for comparative purposes.

SIGNIFICANT ACCOUNTING POLICIES

FleetBoston’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in the financial statements as a result of the use of different estimates and assumptions. Certain accounting policies, by their nature, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported.

     Based on the sensitivity of financial statement amounts to the methods, estimates and assumptions underlying reported amounts, the relatively more significant accounting policies followed by FleetBoston have been identified by management as the determination of the reserve for credit losses; the valuation of principal investing securities; accounting for goodwill; and accounting for income taxes. These policies require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The following is a brief discussion of these significant accounting policies. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported financial condition and results of operations. These accounting policies are described in more detail in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Reserve for Credit Losses

The reserve for credit losses represents the amount available for estimated probable credit losses existing in our lending portfolio. The methodology used to provide the appropriate level of reserve is inherently subjective, and involves many complex estimates and assumptions.

     We perform periodic, systematic reviews of our credit portfolios to identify inherent losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of reserve to cover the estimated probable losses existing in each lending category. Management judgment involving the estimates of loss factors can be impacted by many variables, such as the number of years of actual default and loss history included in the evaluation, the volatility of forecasted net credit losses, and the financial models used in the forecasting process.

     The methodology used to determine the appropriate level of the reserve for credit losses and related provisions differs for commercial versus consumer loans, and involves other overall evaluations, such as a “sovereign risk” analysis, which is performed as part of our review of our international commercial and consumer loan portfolios, and assesses the cross-border risk of credit loss. In addition, significant estimates are involved in the determination of the appropriate level of reserve related to impaired loans, which are commercial and industrial and commercial real estate loans on nonaccrual status and troubled debt restructurings. The portion of the reserve related to impaired loans is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

     In addition to periodic estimation and testing of loss factors, we periodically evaluate prevailing economic, business and, in some cases, political conditions, including emerging markets risks and the impact of currency devaluation on cross-border exposures, industry concentrations, changes in the size and characteristics of the portfolio, recent loss experience and other pertinent factors. Management judgment is involved at many levels of these evaluations.

     An integral aspect of our risk management process is allocating the reserve for credit losses to various components of the lending portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other factors, as well as providing an appropriate unallocated component. The unallocated component represents management’s view that, given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the allocated portion of the reserve.

     The unallocated component may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation, such as recent loss experience, industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses. Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific lending categories, both allocated and unallocated components are available to absorb losses in any lending category.

     For more information about the methodology used in the determination of the reserve for credit losses, refer to the Financial Condition — Reserve for Credit Losses section of this discussion and analysis.

Principal Investing Securities

Investments in private companies are generally accounted for using the cost method and are carried in the consolidated balance sheet at cost less declines in value deemed other than temporary. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in capital markets revenue when they are sold or otherwise exchanged, or when declines in value are deemed other than temporary. Certain equity investments in private companies are accounted for using the equity method, with changes in carrying value recognized currently in capital markets revenue. A determination to use the equity method is generally based on the level of our ownership interest and whether we have the ability to influence the operating or financial decisions of the investee.

     Investments in public companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. When such investments are liquidated or deemed impaired, gains and losses are recorded in capital markets revenue. Investments in investment fund partnerships are accounted for under the equity method of accounting, using financial information for the partnerships provided by the respective investment fund managers, with changes in carrying value recognized currently in capital markets revenue.

     Significant management judgment is involved in the evaluation of declines in value of individual investments. Declines that are deemed other than temporary are recognized currently in the income statement through write-downs of the investments. The estimates and assumptions used by management to evaluate declines in value can be impacted by many factors, such as the financial condition, earnings capacity and near-term prospects of the company in which we have invested and, for publicly-traded securities, the length of time and the extent to which fair value has been less than cost. The evaluation of these investments is also subject to the overall condition of the economy and its impact on the capital markets. If sufficient evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment, an impairment loss is recorded.

     For more information about our principal investing portfolio, refer to the Capital Markets Revenue section of this discussion and analysis.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of net assets of acquired businesses, represents the value attributable to unidentifiable intangible elements being acquired. The majority of our goodwill resulted from business acquisitions, and its value is inherent primarily in our banking, credit card and asset management businesses. Of the total goodwill included in our consolidated balance sheet, about 65% is recorded in our Personal Financial Services business line; 26% in Commercial Financial Services; 7% in Capital Markets; and 2% in International Banking.

     The value of this goodwill is supported ultimately by revenue from our banking and credit card businesses and the market value of the assets under management. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to impairment of goodwill, which would be recorded as a writedown in our income statement.

     On an annual basis, or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairment is inherently complex, and involves significant management judgment in the use of estimates and assumptions.

     We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing the goodwill down to the implied fair value.

     We use quoted market prices where available to value the reporting unit being evaluated for goodwill impairment. If not available, we estimate future cash flows using present value techniques. These estimates involve many assumptions, including expected results of the reporting unit, an assumed discount rate and an assumed growth rate for the reporting unit. In some cases, expected results are normalized to adjust for material nonrecurring transactions if considered necessary for a more meaningful estimate. The discount rate used is the rate used by FleetBoston in evaluating external acquisitions. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a busi-

ness combination and the fair value of the unit was the purchase price.

     Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a business of FleetBoston will be sold or otherwise disposed of.

     More information about goodwill is included in Note 7 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Income Taxes

Our overall tax position is fundamentally complex, and management judgment is involved in the analysis of income tax assets and liabilities. An integral aspect of this analysis involves estimating the expected realization of deferred tax assets and liabilities. Management’s determination of the likelihood that deferred tax assets can be realized is subjective, and involves estimates and assumptions about matters that are inherently uncertain. The realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, and the achievement of tax planning strategies. Underlying estimates and assumptions can change over time, influencing our overall tax positions, as a result of unanticipated events or circumstances, in particular the level of foreign source earnings.

     Management continually monitors and evaluates the worldwide impact of tax decisions, rulings and current developments on the estimates and assumptions underlying our analysis of the expected realization of deferred tax assets and valuation reserves. More information about our income taxes is included in Note 16 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

Year ended December 31	2002	2001	2000
FTE basis
In millions

Interest income	$10,102	$13,604	$16,080
Tax-equivalent adjustment	63	57	70
Interest expense	3,682	6,317	8,324

Net interest income	$6,483	$7,344	$7,826

Net interest income decreased $861 million, or 12%, compared to 2001, with $413 million of this decrease related to Argentina and $47 million related to Brazil.

     The decrease in Argentina resulted mainly from a higher level of nonperforming assets and changes in government policies which resulted in higher funding costs. Such government policies included the government-mandated rule change subjecting all deposits to inflation-related indexation adjustments, which is more fully dis-

cussed in the Country Risk section of this discussion and analysis. The decline in Brazil was primarily due to our previously discussed risk reduction actions.

     The remaining decrease in net interest income was primarily due to higher levels of nonperforming assets and narrower spreads, continued weak loan demand, our previously disclosed efforts to reduce non-strategic domestic corporate exposures and the sale of our mortgage banking business in the second quarter of 2001. Partially offsetting these declines was an increase in home equity loans and domestic low-cost core deposits.

Net Interest Margin and Interest Rate Spread

Year ended December 31	2002		2001
FTE basis	Average		Average
Dollars in millions	Balance	Rate	Balance	Rate

Securities	$28,199	5.10%	$26,178	6.66%
Loans and leases:
Domestic	101,448	6.63	108,288	7.87
International	18,484	7.93	20,504	10.95
Due from brokers/dealers	3,937	1.46	4,099	3.54
Mortgages held for sale	342	6.31	1,788	7.26
Other	9,090	5.01	14,881	5.85

Total interest earning assets	161,500	6.29	175,738	7.77

Deposits	91,928	2.25	96,717	3.62
Short-term borrowings	13,949	2.99	19,845	5.25
Due to brokers/dealers	3,896	1.18	3,849	3.84
Long-term debt	22,658	5.06	27,945	5.81

Interest bearing liabilities	132,431	2.78	148,356	4.26

Interest rate spread		3.51		3.51
Interest-free sources of funds	29,069		27,382

Total sources of funds	$161,500	2.28%	$175,738	3.59%

Net interest margin		4.01%		4.18%

Net interest margin represents the relationship between net interest income and average earning assets. Changes in the components of interest earning assets, as well as interest bearing liabilities, are discussed in more detail below. Net interest margin for 2002 declined 17 basis points to 4.01%, compared to 4.18% in 2001, with 16 basis points of this decrease related to Latin America, primarily Argentina. Excluding Argentina, net interest margin was fairly flat compared to 2001, as an increase in the level of nonperforming loans and a change in asset mix were offset by the favorable impact of growth in low-cost core deposits.

     Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of derivative instruments in managing interest rate risk. We utilize derivative instruments which qualify for hedge accounting as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For 2002 and 2001, net interest margin would have been approximately 3.45% and 4.13%, respectively, if hedges were not entered into to mitigate interest rate fluctuations. More information about our use of derivative instruments to manage interest rate risk is included in the Market Risk Management section of this discussion and analysis, and in Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     Average securities increased $2 billion to $28.2 billion due to net purchases of domestic debt securities throughout 2002.

     Average domestic loans and leases decreased $6.8 billion to $101.4 billion in 2002, as a result of lower average commercial and industrial, or “C&I,” loan levels resulting from weaker loan demand combined with our targeted reduction of non-strategic domestic corporate exposures. Also contributing to this decline were higher charge-offs and a decrease in average residential loans due to loan run-off. Partially offsetting these declines were increases in average home equity loans, due to the low interest rate environment, and credit card receivables.

     Average international loans and leases decreased $2 billion, primarily due to the devaluation of the Argentine peso, as well as our continuing efforts to reduce risk exposures in Latin America.

     Average other interest earning assets decreased $5.8 billion to $9.1 billion in 2002, primarily due to a decrease in average federal funds sold and securities purchased under agreements to resell, partly the result of a shift in our earning asset mix resulting from an increase in home equity loans.

     The $4.8 billion decrease in average interest bearing deposits from 2001 was primarily the result of the pesofication and devaluation of the local currency in Argentina, coupled with maturities of domestic time deposits. These declines were partially offset by growth in average domestic low-cost core deposits.

     Average short-term borrowings decreased $5.9 billion to $13.9 billion in 2002, due to lower short-term borrowing needs resulting from the overall reduction in average loans and growth in domestic low-cost core deposits.

     Average long-term debt decreased $5.3 billion to $22.7 billion in 2002, primarily due to net maturities of senior notes throughout 2002, partially offset by the issuance of trust preferred securities.

Provision for Credit Losses

The provision for credit losses for 2002 amounted to $2.8 billion compared to $2.3 billion for 2001. The 2002 provision primarily reflected the impact of continued weakness in the U.S. economy on domestic commercial credit, as well as economic conditions in Latin America.

     The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the lending portfolio and economic conditions. Levels of future provisions will continue to be a function of management’s assessment of credit risk based upon periodic reviews of the reserve for credit losses, including assessments of the potential impact of domestic economic conditions and the difficult operating environment in Latin America.

     As a result of our lending to corporate borrowers, we are significantly impacted by the depressed portions of the economic cycle. The domestic commercial credit environment remains stressed, and therefore the level of future provisions cannot be determined with certainty. In April 2002, we announced that we would reduce our credit exposure to targeted, non-strategic areas of corporate lending by approximately $10 billion, of which 30% consisted of funded credits. We completed that reduction effort during the fourth quarter of 2002, and we anticipate further reductions in exposure in 2003. Additional information about commercial credit and the reserve for credit losses can be found in the Loans and Leases and Reserve for Credit Losses sections of this discussion and analysis, respectively. Information about Latin America is included in the Country Risk section of this discussion and analysis.

Noninterest Income

Year ended December 31	2002	2001	2000
In millions

Investment services revenue	$1,559	$1,349	$1,534
Banking fees and commissions	1,533	1,577	1,588
Credit card revenue	785	757	738
Capital markets revenue	462	(148)	1,791
Gains from merger-related branch divestitures	—	430	843
Other	697	590	1,065

Total noninterest income	$5,036	$4,555	$7,559

Noninterest income increased $481 million, or 11%, in 2002, reflecting improvements in investment services revenues, mainly the result of the fourth quarter 2001 Liberty acquisition, and capital markets revenues, the result of a lower level of investment writedowns in our principal investing portfolio (approximately $360 million in 2002 compared to $1.1 billion in 2001). In addition, we recorded net securities gains of $6 million in 2002 compared to net losses of $275 million in 2001. Partially offsetting these improvements was the absence of $430 million of branch divestiture gains and a $146 million gain from the sale of our investment in the NYCE Corporation, both recorded in 2001, as well as the absence of $107 million of revenue recorded in the first half of 2001 from our mortgage banking business, which we sold in June 2001.

Investment Services Revenue

Year ended December 31	2002	2001	2000
In millions

Investment management revenue	$1,092	$901	$935
Brokerage fees and commissions	467	448	599

Total investment services revenue	$1,559	$1,349	$1,534

Investment Management Revenue

Year ended December 31	2002	2001	2000
In millions

Columbia Management Group	$671	$380	$356
Private Clients Group	322	371	406
International	85	139	161
Other	14	11	12

Total investment management revenue	$1,092	$901	$935

Investment management revenue increased $191 million, or 21%, primarily due to the acquisition of Liberty in November 2001, included in Columbia Management Group in the table above. Partially offsetting this increase was a decline in fees from domestic assets under management, due to lower market valuations, and lower international revenues due to the economic difficulties experienced in Argentina and Brazil. At December 31, 2002, total domestic and international assets under management were approximately $148 billion compared to $174 billion at December 31, 2001.

Brokerage Fees and Commissions

Brokerage fees and commissions increased $19 million, or 4%, compared to 2001, due primarily to higher sales of specialty mutual fund and annuity products at Quick & Reilly, which is transitioning into an advisory-based business. Growth in these product sales helped offset lower retail brokerage fees and commissions resulting from the continued weak market conditions.

Banking Fees and Commissions

Year ended December 31	2002	2001	2000
In millions

Cash management fees	$460	$375	$300
Deposit account charges	414	483	608
Electronic banking fees	267	249	223
Other	392	470	457

Total banking fees and commissions	$1,533	$1,577	$1,588

Banking fees and commissions declined $44 million from 2001, and mainly reflected declines in Argentina as the currency devaluation impacted deposit account charges and other fees, as well as declines in Brazil. Excluding decreases from Argentina and Brazil, banking fees and commissions increased $57 million from 2001. This increase was primarily due to higher cash management fees reflecting growth in sales from cross-selling, and higher electronic banking fees. These increases were partially offset by declines related to a change in fee structure in line with our customer-focused strategy.

Credit Card Revenue

Credit card revenue increased $28 million from 2001 to $785 million in 2002, mainly the result of higher interchange income driven by increased sales volume and a pre-tax gain of $77 million in 2002 from the sale of credit card receivables unrelated to securitization activities, compared to a pre-tax gain of $39 million in 2001. These revenues were partially offset by amortization of a higher level of deferred loan origination costs.

     We service approximately $16.3 billion of managed (both securitized and owned) domestic credit card receivables. The primary components of credit card revenue associated with the securitized portion of the portfolio include gains on sale and servicing revenue. The primary components of credit card revenue associated with the owned portion of the portfolio include net interest in-

come, interchange fees and complementary product revenues, offset by the provision for credit losses and amortization of deferred loan origination costs.

     The securitization of credit card receivables changes our status from that of a lender to that of a loan servicer. Accordingly, there is a change in the classification of revenue associated with the securitized receivables when reported in the income statement. We do not record net interest income or provisions for credit losses on securitized receivables, since we do not own the balances. Instead, interest and fees earned on the receivables, net of credit losses, are transferred to the securitization trust, which is responsible for the payment of funding costs. We retain a contractual right to residual cash flows and calculate a gain on sale based on the present value of those cash flows over time. In future periods, the excess cash flows transferred to FleetBoston are recorded as a reduction in the carrying value of our retained residual interest.

     For 2002, as a result of the securitization of credit card receivables, we recorded securitization income, primarily composed of gains on sale of $245 million and servicing income of $187 million, in credit card revenue. For 2001, as a result of the securitization of credit card receivables, we recorded securitization income, primarily composed of gains on sale of $182 million and servicing income of $177 million, in credit card revenue. The gains on sale were recognized on new credit card securitizations and replenishment of revolving credit card securitization pools.

     Future revenues from securitization activities may vary depending upon the credit performance of the receivables supporting the securitization, because credit losses are a component of the gain on sale calculation associated with those securitized receivables.

     Additional information concerning our credit card securitization activities is included in the Liquidity Risk Management section of this discussion and analysis and in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Capital Markets Revenue

Year ended December 31	2002	2001	2000
In millions

Market-making revenue	$271	$291	$261
Syndication/agency fees	138	169	185
Trading profits and commissions	127	187	196
Foreign exchange revenue	59	239	196
Underwriting and advisory fees	50	41	46
Securities gains/(losses)	6	(275)	13
Principal investing	(189)	(800)	894

Total capital markets revenue	$462	$(148)	$1,791

Capital markets revenue increased $610 million in 2002 compared to 2001. This increase was driven by lower levels of investment writedowns in the principal investing portfolio and an improvement in the level of securities gains/losses in 2002. These improvements were offset by a decline in foreign exchange revenue, partly due to the release of Argentine deposits previously frozen by judicial decrees, as well as the absence of the previously men-

tioned $146 million gain from the sale of our investment in the NYCE Corporation. Revenues from capital markets activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

     Market-making revenue decreased $20 million, or 7%, to $271 million in 2002. Although transaction volume increased at Fleet Specialist in 2002, average trade size and average price per share decreased as a result of market conditions, which in turn resulted in lower revenues per trade.

     Syndication/agency fees declined $31 million to $138 million for 2002, as a result of lower syndication volume during 2002. Such fees are a function of the timing and level of syndication transactions, which were generally lower in 2002 due to market conditions.

     Trading profits and commissions declined $60 million, or 32%, mainly due to a charge recorded in the fourth quarter of 2002 for an Enron-related financing.

     Foreign exchange revenue decreased $180 million, or 75%, from 2001, due, in part, to unfavorable Argentine government-related actions, as mentioned above.

     Net securities gains of $6 million in 2002 resulted mainly from gains on sales of domestic debt securities, offset mostly by losses attributable to Argentina, as well as losses in the Brazilian securities portfolio resulting from portfolio repositioning. The 2001 net securities loss of $275 million included a $265 million loss on sale of securities following the Summit acquisition as well as writedowns of the Argentine government bond portfolio, partially offset by gains from sales of domestic corporate bonds.

     Principal investing losses were lower in 2002 compared to 2001, mainly due to lower levels of investment portfolio writedowns (approximately $360 million in 2002 compared to $1.1 billion in 2001), partially offset by the previously mentioned $146 million gain from the sale of our investment in the NYCE Corporation in 2001.

     Of the total investment writedowns recorded in 2002, 54% were related to investments in private companies, 35% were related to investments in investment fund partnerships and 11% were related to investments in public companies. Approximately 54% of the aggregate public and private investment writedowns related to the technology and telecommunications sectors. The carrying values of these investments are subject to the overall condition of the economy and its impact on the equity markets.

     Over the past two years, private equity investing has experienced significant illiquidity and impairment in value as a result of deterioration in financial markets and continued weakness in the U.S. economy. Certain industry sectors have been particularly impacted by these conditions, including technology and telecommunications. As a result of our investment in these industry sectors, as well as the manufacturing and distribution, retailing, and media and entertainment sectors, we expect the principal investing portfolio to continue to experience stress. We will continue our previously disclosed efforts to reduce our overall principal investing exposure.

     During 2002, we made new investments totaling $530 million ($37 million of new investments and $493 million of previously committed investments), compared to $775 million ($218 million of new investments and $557 million of previously committed investments) in 2001. As of December 31, 2002, we had unfunded commitments to invest in funds totaling approximately $1.6 billion. These commitments are drawn down periodically throughout the life of the respective investment fund partnership. The principal investing portfolio had an aggregate carrying value of approximately $3.4 billion at December 31, 2002, compared to $3.6 billion at December 31, 2001.

     The following table presents an industry breakdown of our investments in public and private companies and primary investment fund partnerships, which accounted for approximately $3.1 billion of the $3.4 billion aggregate carrying value of the principal investing portfolio at December 31, 2002. The industry breakdown for the investments in investment fund partnerships is based on information for the individual investments provided by the various funds, and is one to two quarters in arrears.

Portfolio Diversification

December 31, 2002		Percentage of
	Percentage of	total investments
	total investments	in primary
	in public and	investment fund
	private companies	partnerships

Manufacturing and distribution	26%	21%
Consumer/retail	22	10
Communication	12	9
Information technology	11	10
Healthcare	7	9
Media/entertainment	7	11
Financial services	6	7
General services	5	12
Real estate	3	7
Energy	1	2
Other	—	2

Total	100%	100%

Approximately 82% of our aggregate investment in public and private companies is invested domestically, with the remainder invested overseas, primarily in Europe. In addition, approximately 47% of the portfolio has been held for three years or less, with an additional 33% held between four and five years.

     We utilize a variety of tools and processes to manage risk within our principal investing portfolio. These tools include a stringent evaluation and approval process for individual investments, portfolio diversification guidelines, risk rating systems, and portfolio monitoring processes which include procedures for identifying troubled investments and taking appropriate action. With respect to diversification, we have established portfolio guidelines for stage of investment (seed, early or later stage), geographic concentration and industry concentration. These guidelines are reviewed for compliance on a regular basis. An eight-level rating system is used to rate investment quality, and valuations and investment ratings are changed as company-specific facts and circumstances dictate. In addition, all investments are reviewed at least quarterly.

     To further manage risk within the principal investing portfolio, we utilize derivative contracts to offset foreign currency exposure resulting from certain investments that are denominated in a foreign currency. Publicly-traded investments are generally liquidated within a six-month period after expiration of trading restrictions unless such action is not practical. When publicly-traded securities are received as distributions from investment fund partnerships, these securities are liquidated as soon as possible.

Other Noninterest Income

Gains on branch divestitures of $430 million were recorded in 2001 in connection with the BankBoston merger.

     Other noninterest income of $697 million in 2002 was $107 million, or 18%, higher than 2001. This increase resulted from the absence of a $200 million charge recorded in the fourth quarter of 2001 related to the estimated impact of Argentine government actions with respect to our Argentine operations, partially offset by the absence of $107 million of revenues recorded in the first half of 2001 from our mortgage banking business, which we sold in June 2001. Excluding these items in 2001, noninterest income increased $14 million compared to 2001.

Noninterest Expense

Year ended December 31	2002	2001	2000
In millions

Employee compensation and benefits	$3,255	$3,626	$4,030
Occupancy and equipment	982	1,040	1,113
Marketing and public relations	225	233	281
Legal and other professional	175	216	321
Intangible asset amortization	93	381	377
Merger- and restructuring-related charges	71	549	89
Other	1,603	1,932	1,889

Total noninterest expense	$6,404	$7,977	$8,100

Noninterest expense decreased $1.6 billion, or 20%, compared to 2001. This decrease was primarily due to a $478 million decline in merger and restructuring costs; the absence of the $428 million loss from the 2001 sale of our mortgage banking business; lower incentive compensation levels; the discontinuance of goodwill amortization beginning January 1, 2002 in connection with our adoption of the new goodwill accounting standard; and full-year cost savings realized in 2002 from our corporate-wide expense containment program implemented in 2001.

     In 2002, we recorded $71 million of restructuring charges, composed of severance and outplacement costs, in connection with our plan for a modest streamlining of operations. We expect this action to result in expense reductions of approximately $100 million in 2003. 2001 merger- and restructuring-related charges of $549 million related mainly to the Summit acquisition and the reorganization of capital markets and other businesses. Additional information concerning these charges is included in

Note 15 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     In 2002, we adopted the fair value accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options granted after January 1, 2002. In accordance with the standard, options granted prior to January 1, 2002 will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” with no compensation expense recognized. As a result of our adoption of fair value accounting, we recorded approximately $6 million of employee compensation and benefits expense in 2002.

     Additional information concerning stock-based compensation is included in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. As a result of our election to account for adoption of the fair value accounting provisions of SFAS No. 123 under the prospective method, employee compensation and benefits expense related to stock options is expected to increase from $6 million for 2002 to approximately $16 million for 2003. Beyond 2003, additional increases in expense, if any, cannot be reliably estimated, as they will depend on the number and type of awards granted, as well as future economic conditions related to our stock price and related volatility, our dividend yield, risk free interest rates and other factors.

     Given the performance of investment markets over the past few years and the related implications for long-term trends, for financial accounting purposes we will reduce our assumption for expected long-term rate of return on pension plan assets from 9.25%, used in 2002, to 8.00% for 2003. In addition, based on market yields at December 31, 2002, the discount rate will be reduced from 7.00%, used in 2002, to 6.50%. We anticipate that the combined impact of these two assumption changes along with plan experience, including recent investment losses, will result in additional noninterest expense of $30 million to $50 million per year for the next three years. These assumptions and projected expense levels are based on pension asset and obligation levels as of December 31, 2002. Notwithstanding these changes, for cash funding purposes, the minimum required contribution for 2003 is expected to be zero. Additional information about our pension plan, including funded status, is included in Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Income Taxes

We recorded income tax expense of $768 million for 2002 compared to $573 million for 2001, with respective effective tax rates of 33.5% in 2002 and 37.2% in 2001. The higher 2001 effective tax rate reflected the effect of nondeductible merger- and restructuring-related charges recorded in connection with the Summit acquisition. The effective tax rate for 2002 was reduced by the impact of eliminating goodwill amortization in accordance with SFAS No. 142, as well as tax credits and other items, on a lower pre-tax income level. More information about our income taxes is included in Note 16 of the

“Notes to Consolidated Financial Statements” included under Item 8 of this Report.

FINANCIAL CONDITION

Risk Management

Our business requires us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Management of the risks inherent in our businesses is essential for financial performance and creating long-term value. Risk management is governed by policies reviewed and approved annually by our Board of Directors, or “Board.” The goal of risk management is the control of our four primary risk factors — credit risk, market risk, operating risk and liquidity risk — to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to FleetBoston as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies.

     Risk management techniques are structured around certain fundamental risk principles, including commitment from senior level management; business unit ownership; clearly defined policies and procedures; training; independent oversight; established approval processes; management information systems, measurement and analytical tools; and capital allocation and performance evaluation processes. These processes assist us in managing our risk exposures, but they cannot fully insulate us from losses. Despite best efforts, losses will periodically occur, particularly with respect to credit risk during any part of the credit cycle, and with respect to other risk factors, when unanticipated events challenge the limits of risk management processes. Consequently, we continue to seek improvements to our risk management process to better balance risks and returns while operating in a dynamic environment.

     In response to the risks inherent in the financial services industry, we have organized our key areas of risk management into two control infrastructures. Management of credit risk, market risk from trading activities and operating risk is organized under the Chief Risk Officer, or “CRO,” who is a member of the Office of the Chief Executive Officer, or “OCEO.” The CRO has administrative oversight for our global assurance functions — Audit, Corporate Compliance and Risk Review — which monitor internal control, credit risk rating integrity and compliance with regulatory requirements and various operating risk policies. The Audit and Corporate Compliance functions report directly to the Audit Committee of the Board, and Risk Review reports directly to the Risk Management Committee of the Board. Management of liquidity risk, market risk from non-trading activities and capital is organized under our Treasurer, who reports directly to the Vice Chairman and Chief Administrative Officer.

     We use a series of cross-functional committees to provide oversight of our risk management processes. The Asset, Liability, Capital & Credit Committee, or “ALCCCO,” is the most senior committee, and is chaired by our Treasurer, with membership including various members of the OCEO and senior business and staff executives. ALCCCO is a strategic business and risk management forum that directs utilization of our balance sheet resources and assures consistency across tactical and technical committees. ALCCCO reviews and approves all major market risk, liquidity risk, and capital management programs. In addition, ALCCCO sets the balance sheet utilization limits for credit exposure concentration across FleetBoston.

     Tactical and technical committees chaired by the CRO or various senior executives within Risk Management include: the Credit Policy Committee, or “CPC,” the Market Risk Committee, the Loan Loss Reserve Committee, the Country Exposure Committee, the Consumer Risk Committee and the Operating Risk Committee. There is also a joint Risk Management and line of business committee called the Portfolio Management Committee, or “PMC,” which is co-chaired by the CRO and the President and Chief Operating Officer. The PMC is charged with implementing ALCCCO’s strategic directives relating to credit portfolio risk. Additional information on certain of our risk management processes and certain of the above-mentioned committees is included in the Credit Risk Management, Country Risk, Liquidity Risk Management, Market Risk Management and Operating Risk Management sections of this discussion and analysis. Information concerning our management of risk inherent in our principal investing portfolio is included in the Capital Markets Revenue section of this discussion and analysis.

Credit Risk Management

Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with FleetBoston. Our credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. The PMC oversees FleetBoston’s portfolio composition and trends, determining adjustments to optimize risk and return in accordance with strategies approved by ALCCCO. The CPC governs the credit risk process of FleetBoston by ensuring that risk tolerances for specific lines of business and market segments are consistent with corporate strategy and capital allocations set by the PMC. The CPC establishes house, product, industry and geographic limits and approves limit changes as required. In addition, the CPC reviews all existing and proposed credit policies for consistency with corporate policy and appropriateness of risks taken by the lines of business.

     An independent credit function monitors compliance by individual units with our credit policies, works to ensure that credit due diligence and credit administration meet acceptable standards, and is jointly responsible, along with the business units, for the effectiveness of the loan review process. The credit function includes a staff of credit officers reporting directly to the Chief Credit Officer, or “CCO.” These credit officers are assigned to work with the various business units to ensure that each individual credit exposure is appropriately risk rated, and to monitor and manage credit risks within policy and portfolio guidelines. A risk review unit, which reports independently of both the business and credit units, assesses the integrity of risk ratings and the adequacy of the credit process for all units of FleetBoston. Senior management oversees our worldwide credit activities, both corporate and consumer. The level of management required to approve credit exposures varies according to the size and level of perceived risk.

     An important aspect of our portfolio management process is the management of large, individual credits, which are governed by relationship limits that are set according to risk rating. Portfolio limits are approved by ALCCCO, and underwriting standards are established by the CPC, for both commercial and consumer credit exposures with common risk characteristics, such as industry or product type. The CPC establishes target risk rating profiles for FleetBoston in accordance with strategies and capital allocations set by ALCCCO and the PMC. All limits are reviewed regularly and adjusted based on ALCCCO’s assessment of relevant conditions. In addition, the Country Exposure Committee, chaired by the CCO, sets country limits on cross-border exposures to borrowers and counterparties domiciled in other countries. These limits, which are subject to approval of the President and Chief Operating Officer, are more fully discussed in the Country Risk section of this discussion and analysis.

     Our Credit Capital Management unit, which reports to the CRO, plays an integral role in portfolio management by enhancing the liquidity and diversity of the loan portfolio while reducing and re-balancing risk exposure.

     Our Loan Syndications unit, which is part of Commercial Financial Services, is also important to our portfolio management process. This unit, which is responsible for arranging participations in loans where FleetBoston is the lead bank, maintains contact with other institutional lenders and investors in bank-structured loans, maintains information on credit structure and pricing by risk category, evaluates the market liquidity of facilities, and syndicates FleetBoston-agented facilities to attain desired hold levels.

     We employ a corporate-wide process to review individual credits and identify emerging problems. Credits that deteriorate into certain defined risk categories are managed by a separate managed asset unit composed of professional asset recovery specialists who establish detailed asset management plans designed to mitigate our risk of loss.

     Consumer credit risk management uses sophisticated portfolio modeling, credit scoring and decision support tools to project credit risk and therefore to establish underwriting standards. Consumer portfolios are monitored closely to identify deviations from expected performance and shifts in consumers’ patterns of behavior.

Loans and Leases

The following table presents a breakdown of the loan and lease portfolio for the past five year-ends.

December 31	2002	2001	2000	1999	1998
In millions

Domestic:
Commercial and industrial	$39,359	$48,486	$56,147	$63,035	$61,296
Commercial real estate	11,001	11,517	11,641	11,119	11,064
Consumer	43,168	32,225	36,045	42,239	40,466
Lease financing	11,199	12,370	11,813	9,933	5,092

Total domestic loans and leases	104,727	104,598	115,646	126,326	117,918

International:
Commercial(a)	11,469	16,640	13,090	10,933	10,095
Consumer	1,005	2,776	2,935	2,898	2,806
Lease financing	3,179	2,974	2,160	2,047	1,607

Total international loans and leases	15,653	22,390	18,185	15,878	14,508

Total loans and leases	$120,380	$126,988	$133,831	$142,204	$132,426

(a)	Includes commercial real estate loans, which are not significant.

Commercial Loans

Domestic C&I and commercial real estate, or “CRE,” loans approximated $50.4 billion at December 31, 2002 compared to $60.0 billion at December 31, 2001, a decrease of $9.6 billion, or 16%. This decline was composed of a $9.1 billion decrease in C&I loans and a $.5 billion decrease in CRE loans. The decrease in C&I loans was mainly attributable to lower business volume as a result of continued weak loan demand, our previously disclosed targeted, non-strategic corporate exposure reductions, $1.6 billion of charge-offs and a $1 billion commercial loan securitization transaction. More information about the securitization transaction is included in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     International commercial loans totaled $11.5 billion at December 31, 2002 compared to $16.6 billion at December 31, 2001, a decrease of $5.2 billion, or 31%. This decline was primarily due to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans and a decline in Brazilian commercial loans, the latter mainly the result of loan maturities that were not renewed, in connection with our Brazilian exposure reduction efforts.

     The following tables present domestic and international C&I exposure, loan outstandings and related nonperforming loans, or “NPLs,” at December 31, 2002 and December 31, 2001, to the ten most significant industry sectors based on total consolidated exposure at December 31, 2002. These amounts are composed of domestic C&I and international commercial loans presented in the Loans and Leases table above, excluding $64 million and $363 million of international commercial real estate loans at December 31, 2002 and 2001, respectively.

Domestic	December 31, 2002			December 31, 2001

	Total			Total
In millions	Exposure(a)	NPLs(b)	Outstanding	Exposure(a)	NPLs(b)	Outstanding

Retailing	$9,181	$13	$2,115	$9,688	$123	$2,656
Energy production and distribution:
Merchant energy	936	150	683	1,162	178	596
Other energy production and distribution	6,681	22	1,804	8,331	21	2,172
Media:
Cable television	2,164	159	1,354	2,266	10	1,202
Other media	5,481	37	2,216	5,649	59	2,381
Financial services	8,126	12	1,253	12,148	14	1,702
Insurance	6,473	—	381	6,222	8	729
Technology	5,536	75	1,556	6,972	42	2,191
Business services	4,711	134	2,088	5,341	213	2,427
Banking and finance	4,349	26	1,002	5,555	4	1,726
Healthcare services	4,713	16	1,836	4,608	29	2,022
Transportation and transportation services	4,172	100	1,691	5,554	61	2,418
Other(c)	49,421	565	21,380	55,617	541	26,264

Total	$111,944	$1,309	$39,359	$129,113	$1,303	$48,486

Refer to the following table for footnote information.

International	December 31, 2002			December 31, 2001

	Total			Total
In millions	Exposure(a)	NPLs(b)	Outstanding	Exposure(a)	NPLs(b)	Outstanding

Retailing	$550	$22	$305	$818	$1	$579
Energy production and distribution:
Merchant energy	25	8	11	103	—	43
Other energy production and distribution	1,488	262	1,215	2,536	1	1,941
Media:
Cable television	181	33	176	227	—	198
Other media	781	96	570	936	—	705
Financial services	192	—	123	319	—	212
Insurance	63	—	8	214	—	23
Technology	584	4	357	955	—	722
Business services	519	8	330	713	10	590
Banking and finance	793	179	510	846	—	498
Healthcare services	36	1	27	48	—	30
Transportation and transportation services	364	17	187	482	4	330
Other(d)	8,923	693	7,586	12,014	92	10,406

Total	$14,499	$1,323	$11,405	$20,211	$108	$16,277

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $1.7 billion ($.5 billion outstanding) and $1.9 billion ($.7 billion outstanding) at December 31, 2002 and 2001, respectively. Also includes exposure to the telecommunications industry of $1.3 billion ($.7 billion outstanding) and $3.6 billion ($1.1 billion outstanding) at December 31, 2002 and 2001, respectively.
(d)	Includes exposure to the automotive industry of $.6 billion ($.5 billion outstanding) and $1.3 billion ($1.2 billion outstanding) at December 31, 2002 and 2001, respectively. Also includes exposure to the telecommunications industry of $1 billion ($.9 billion outstanding) and $1.4 billion ($1.3 billion outstanding) at December 31, 2002 and 2001, respectively.

Commercial Real Estate Loans

December 31, 2002 domestic CRE loans outstanding, composed of loans secured by real estate, totaled $11.0 billion, and total exposure (outstandings and unfunded commitments to extend credit, including letters of credit and financial guarantees) totaled $13.8 billion. Significant property types included in outstandings and total exposure, respectively, were offices — $2.6 billion and $3.0 billion; apartments — $1.9 billion and $2.3 billion; and retail — $1.7 billion and $1.9 billion. Total NPLs related to domestic CRE loans were $73 million at December 31, 2002, with $39 million related to retail properties.

Consumer Loans

December 31	2002	2001
In millions

Domestic:
Home equity	$22,840	$13,862
Residential real estate	11,092	8,131
Credit card	5,894	5,547
Consumer margin loans	1,166	1,852
Student loans	849	949
Installment/other	1,327	1,884

Total domestic loans	43,168	32,225

International:
Residential real estate	498	1,550
Credit card	142	337
Installment/other	365	889

Total international loans	1,005	2,776

Total consumer loans	$44,173	$35,001

Domestic consumer loans totaled $43.2 billion at December 31, 2002 compared to $32.2 billion at December 31, 2001, an increase of $10.9 billion, or 34%. This increase was primarily attributable to strong growth ($9 billion) in home equity loans, mainly attributable to home equity loan promotions and high demand due to low interest rates, as well as a $3 billion rise in residential real estate loans, the result of increased loan volume, both originated and purchased. The $.3 billion increase in credit card receivables resulted from growth in owned receivables and activity related to prior year securitizations, offset, in part, by $2.3 billion of new securitizations in 2002 as well as sales of receivables in the fourth quarter of 2002. More information about the securitization transactions is included in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The decline in the remaining domestic consumer loan categories resulted mainly from loan run-off and weaker loan demand.

     Approximately 79% of the domestic consumer portfolio at December 31, 2002 consisted of loans secured by residential real estate, including first and second mortgages, home equity loans and home equity lines of credit.

     International consumer loans were approximately $1 billion at December 31, 2002 compared to $2.8 billion at December 31, 2001, a decrease of $1.8 billion, or 64%. This decrease was mainly due to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans.

Lease Financing

Domestic lease financing totaled $11.2 billion at December 31, 2002 compared with $12.4 billion at December 31, 2001. This $1.2 billion, or 9.5%, decrease was a result of runoff and weaker demand. International lease financing totaled $3.2 billion at December 31, 2002 compared with $3 billion at December 31, 2001, an increase of 7% resulting mainly from new business volume.

     Our consolidated leasing portfolio of $14.4 billion at December 31, 2002 primarily included full-payout, direct financing leases to corporate customers. Included in the portfolio was $4 billion of investments in leveraged leases and operating lease receivables of $1.2 billion. This portfolio was primarily concentrated in the United States,

Europe, Australia and Canada. The largest components of the consolidated leasing portfolio in terms of exposure to industry sectors were air transportation — $1.5 billion; railroad — $1.4 billion; energy production and distribution — $1.4 billion; food and beverage — $900 million; and healthcare - $900 million.

Country Risk

Non-U.S. Operations

Our overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments of the countries in which we conduct activities. These activities can also be impacted by perceptions in local and international financial markets of these economic and political conditions and related government policies. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect our Latin American and other overseas activities.

     The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at December 31, 2002 and 2001. The total assets in each country include the related cross-border outstandings.

Total Assets	December 31,	December 31,
In billions	2002	2001

Argentina	$3.7	$9.3
Brazil	9.1	12.0
Chile	1.5	1.7
Colombia	.3	.3
Mexico	1.3	1.4
Panama	.5	.5
Peru	.5	.6
Uruguay	.6	.8
Other Latin America	.1	.3

Total Latin America	$17.6	$26.9

Cross-Border Outstandings(a)	December 31,	December 31,
In billions	2002	2001

Argentina	$1.5	$3.3
Brazil	2.2	2.5
Chile	.7	.8
Colombia	.2	.1
Mexico	.8	.8
Panama	.2	.2
Peru	.1	.3
Uruguay	.2	.1
Other Latin America	.1	.3

Total Latin America	$6.0	$8.4

(a)	Amounts are net of cross-border risk mitigation.

The remainder of this section presents updated information about our operations in Argentina and Brazil, including information concerning the effects of the ongoing economic, political and social situation in Argentina on these operations, as well as information concerning economic and political conditions in Brazil and Uruguay.

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

     We manage our overall country risk using geographic asset limits established by our Country Exposure Committee. Within these limits, sublimits are established for the following:

•	cross-border risk;

•	nontrade-related lending;

•	transactions with long-term tenors;

•	sovereign government exposure; and

•	assets for which a third party accepts transfer risk.

     In establishing these limits, we consider the economic and political situation of individual countries using both internal and external analyses. The Country Exposure Committee reviews these limits at least annually.

     Cross-border outstandings, which are included in the total assets of our overseas operations, are subject to transfer, or cross-border risk in addition to credit risk. Cross-border risk is the risk that customers will be unable to meet their contractual repayment obligations of principal and/or interest as a result of actions taken by foreign governments, such as exchange controls, debt moratoria and restrictions on the remittance of funds. Cross-border outstandings include claims on third parties, as well as investments in, and funding of, our overseas operations.

     Total cross-border outstandings to Argentina and Brazil, as defined, each amounted to 1% or more of our consolidated total assets at December 31, 2002, 2001 and 2000. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at December 31, 2002, 2001 and 2000.

Argentina

In early 2002, the Argentine government implemented measures to convert all onshore U.S. dollar denominated loans and deposits into pesos, and additional measures to deal with the economic crisis. Since the beginning of the Argentine crisis, we have taken cumulative pre-tax charges of approximately $2.4 billion. Of this amount, $1.1 billion of charges were recorded in 2001. During 2002, we recorded pre-tax charges of $1.3 billion. This included a pre-tax unrealized loss of $.6 billion ($.4 billion after-tax), which was recorded, net of taxes, in the cumulative translation adjustments component of other comprehensive income. The remaining charges in 2002 were recorded in the second quarter, and related to an increase in our Argentine reserve for credit losses of $.3 billion and Argentine government security writedowns of $.4 billion.

     At the beginning of 2002, we had 135 branches in Argentina and 4,796 employees, compared to 109 branches and 3,551 employees at December 31, 2002. In response to the Argentine crisis and reduced business volume, we scaled down our Argentine operations by closing 26 branches and reducing staff levels.

Argentine Balance Sheet

We had Argentine total assets of approximately $3.7 billion and $9.3 billion at December 31, 2002 and 2001, respectively. These assets, which are subject to the country risk previously described, have the following components:

	Dec. 31,	Dec. 31,
In billions	2002	2001

Loans	$2.4	$6.7
Placements with central bank and other banks	.3	1.3
Securities	.4	.3
Fixed assets and other nonearning assets	.6	1.0

Total assets	$3.7	$9.3

Local funding from Argentine operations	$1.4	$4.5
Cross-border outstandings — see separate table	$2.3	$4.8

The table below presents the components of loans.

	Dec. 31,	Dec. 31,
In billions	2002	2001(a)

Consumer	$.3	$1.8
Corporate:
Multinationals	.2	1.0
Argentine corporations	1.6	2.5
Middle market and financial institutions	.1	1.0
Sovereign	.2	.4

Total loans	$2.4	$6.7

(a)	Certain amounts at December 31, 2001 have been reclassified for comparative purposes.

The decline in Argentine total assets from December 31, 2001 resulted from the involuntary conversion of the majority of these assets into pesos and their subsequent devaluation as the peso weakened versus the U.S. dollar, as well as loan payments and the previously disclosed write-down of Argentine government securities. The peso has devalued by approximately 70% from December 31, 2001. The decline in loans from $6.7 billion at December 31, 2001 to $2.4 billion at December 31, 2002, was mainly attributable to the peso devaluation and loan payments.

     During the second quarter of 2002, we placed substantially all sovereign-related loans and securities and a significant portion of private sector loans on nonaccrual status. We believe that it was prudent to take this action in light of the deteriorating situation in Argentina, even though many of the relationships were current in their payments at that time. At December 31, 2002, total nonperforming assets, or “NPAs,” in Argentina were $1.7 billion, of which $1.3 billion were loans and $.4 billion were sovereign securities. Of the $1.3 billion of loans, approximately $575 million were less than 90 days past due at December 31, 2002. Included in our consolidated reserve for credit losses at December 31, 2002 was $870 million related to Argentina. Net charge-offs for 2002 were $342 million, and we expect that net charge-offs in 2003 will be higher than in 2002.

     In addition, since the second quarter of 2002, the Interagency Country Exposure Review Committee, or “ICERC,” of U.S. banking regulators has required the banking industry to maintain an Allocated Transfer Risk Reserve, or “ATRR,” to cover certain Argentine cross-border exposure. Our ATRR requirement was $474 million at December 31, 2002, and was covered by the aforementioned $870 million reserve for credit losses.

     We have $277 million on deposit with the Argentine central bank to meet statutory reserve requirements related to our Argentine operation’s $1.3 billion of local deposits. We are required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

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

     As a result of these claims, we recorded foreign exchange losses of $204 million during 2002. These losses represented the impact of the judicially mandated payments to depositors at the current exchange rate versus the 1.40 exchange rate originally used to convert U.S. deposits into pesos as part of the Argentine government’s economic measures instituted in early 2002 to deal with that country’s economic crisis. We cannot determine the total number of claims pending in the judicial system at this time, which may result in additional losses. Foreign exchange losses related to these deposits were partially offset by foreign exchange gains on our long U.S. dollar currency position and forward and spot trading transactions. Total net foreign exchange losses from Argentina, including losses related to the deposits as described above, were $89 million for 2002. Separately, in November 2002, customers of BankBoston Argentina commenced legal action in the United States, seeking to collect from Fleet National Bank in the United States the deposits frozen at BankBoston Argentina. This lawsuit was dismissed in February 2003. More information about this legal action is included under Item 3, Legal Proceedings, in Part I of this Report.

     In November 2002, a judge in Argentina issued criminal indictments against the President of the BankBoston Argentina branch in Buenos Aires, Argentina, and seventeen other senior employees of the branch, alleging “fraudulent administration of business.” These indictments resulted from the purported failure of the branch to honor time deposits and other payment instruments presented at various offices of the branch after November 30, 2001, the date on which deposits were frozen by actions of the Argentine government. In not honoring the presentations, the branch and its employees were following Argentine law and Central Bank Regulations. The branch has appealed these indictments on a number of legal bases available under Argentine law. Management believes that the indictments are without merit and the branch will vigorously pursue the appeal.

     Also during the second quarter of 2002, the Argentine government reversed a measure that had allowed banks to charge customers an inflation adjustment on consumer loans. However, deposit liabilities have continued to accrue the inflation adjustment. This situation has created a mismatch between inflation-adjusted assets and liabilities. This measure resulted in a reduction of net interest income of approximately $109 million in 2002.

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

     Included in Argentine total assets of $3.7 billion and $9.3 billion at December 31, 2002 and 2001 are cross-border outstandings, as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Argentina.

December 31 In billions	2002	2001(e)	2000(e)

Argentina:(a)(b)(c)
Trade-related claims	$.4	$1.0	$1.0
Other claims on third parties	1.3	2.1	1.3
Investment in and funding of local operation(d)	.6	1.7	2.2

Total cross-border outstandings	$2.3	$4.8	$4.5

Cross-border risk mitigation:
Insurance contracts	.5	.8	.2
Guarantees, including trade-related of $.03, $.2 and $.2	.3	.7	1.2

Total cross-border outstandings, net of cross-border risk mitigation	$1.5	$3.3	$3.1

(a)	Total cross-border outstandings to Argentina as a percentage of total consolidated assets were 1.2%, 2.3% and 2.1% at December 31, 2002, 2001 and 2000, respectively.

(b)	The sector percentage allocations for banks, public and private cross- border claims on third parties under FFIEC guidelines for Argentina were 2.5%, 7.8% and 89.7% at December 31, 2002, 1.7%, 10.9% and 87.4% at December 31, 2001 and 2.5%, 23.5% and 74.0% at December 31, 2000, respectively.

(c)	Cross-border commitments for Argentina at December 31, 2002, 2001 and 2000 were $84 million, $160 million and $13 million, respectively.

(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.

(e)	Certain amounts at December 31, 2001 and 2000 have been reclassified for comparative purposes.

The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

December 31	2002	2001	2000
In billions

Argentina:
Trade-related claims	$.4	$.8	$.8
Other claims on third parties	.9	1.2	.9
Investment in and funding of local operation	.2	1.3	1.4

Total cross-border outstandings, net of cross-border risk mitigation	$1.5	$3.3	$3.1

The decrease in cross-border outstandings from December 31, 2001 was primarily due to losses recorded by the Argentine operation, including loan charge-offs and translation losses, the latter of which were recorded, net of tax, in other comprehensive income as discussed earlier in this section, and loan payments.

     The $2.3 billion of cross-border outstandings at December 31, 2002 have the following cross-border risk mitigation:

•	$450 million were covered by insurance, which included $380 million of investment in and funding of local operation and $70 million of third party loans. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of the investment in and funding of local operation and third party loans is not permitted due to the inability to transfer funds or convert the necessary funds into the obligation currency due to government actions.
With respect to the coverage of $70 million of third party loans, we are required to provide evidence that the customer’s nonpayment is not credit-related. If the customer’s nonpayment is due to a credit issue, we are unable to file a claim under the policy. In all cases, we are required to follow specific procedures to ensure coverage if a cross-border event occurs, including timely notification of such an event to the insurer.

•	Of the $440 million of trade-related outstandings, $270 million were short-term, and $30 million were guaranteed and are included in the $330 million of guarantees presented in the preceding cross-border outstandings table that cover credit and cross-border risk. The guarantees include a combination of cash and securities used as collateral and placed offshore, guarantees from non-Argentine domiciled companies and other third party guarantees. The cross-border risk related to these claims represents the country of the guarantor or the country in which the cash collateral is held.

     Due to the current Argentine economic and political conditions, it is not possible to predict the impact that future developments may have on this cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantee if such a situation arises.

     The following table presents changes in aggregate cross-border outstandings to Argentina from December 31, 2001 to December 31, 2002.

In billions	Argentina

Aggregate outstandings at January 1, 2002	$4.8
Net change in short-term trade-related outstandings	(.7)
Reduction in nontrade-related loans and leases	(1.3)
Net reduction in other assets	(.5)

Aggregate outstandings at December 31, 2002	$2.3

The Argentine government enacted exchange controls in December 2001 that limited the transfer of funds outside of that country. These regulations continue to be modified. As of December 31, 2002, our cross-border outstandings continued to be impacted by these regulations, and this has resulted in delays in the transfer of U.S. dollars outside of Argentina. We are unable to determine at the present time the ultimate impact those measures will have on our cross-border outstandings.

Argentine Mutual Funds

Our Argentine operation managed approximately $84 million of mutual funds at December 31, 2002. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund investments. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed earlier in the Argentine Balance Sheet section as the corralito-related litigation.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our income statement. The increase in the long position in U.S. dollars is mainly due to the U.S. dollar denominated compensation bond, the majority of which was received in 2002. The continued evolution of the Argentine government’s economic measures may impact the size and direction of our currency position in future periods.

	At Year-End		Daily Average
In millions	2002	2001	2002	2001

Argentina(a)(b)	$147	$52	$188	$(141)

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

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

     The government measures created a situation where our translation exposure could not be fully hedged against currency rate changes, and at December 31, 2002, our translation exposure was approximately $.4 billion, which is included in our investment in and funding of local operation presented in the table of cross-border outstandings on the previous page. The cumulative impact recorded in other comprehensive income since implementing this accounting change, and the impact of foreign exchange forward contracts hedging translation exposure on a portion of the investment in and funding of local operation, was a $594 million pre-tax unrealized loss, or $358 million after-tax.

Recent Events

As previously mentioned, the Argentine government implemented measures in early 2002 to convert all onshore U.S. dollar denominated loans and deposits into pesos. The Argentine government is now considering the implementation of measures to convert these deposits back into U.S. dollars. To date, however, the courts in Argentina have not ruled on such a change. Until such action is completed and the Argentine government decrees how such a change will be implemented, we cannot determine the ultimate impact such a measure may have on our deposits and results of operations in Argentina.

     The Argentine government continues to implement measures to manage the economic crisis and to reach a long-term agreement with the International Monetary Fund, or “IMF,” on a refinancing package. In January 2003, the IMF agreed to a short-term rollover of the maturities of $16.1 billion of debt owed to the IMF and multilateral lending organizations until August 31, 2003. Also in January, the Argentine government made past due payments to the IMF and other multilateral lending organizations. Negotiations continue on a long-term financing package with the IMF.

     During the fourth quarter of 2002, the Argentine peso strengthened versus the U.S. dollar by approximately 10% from September 30, 2002. During the same period, the monthly rate of inflation declined to a modest level. The Argentine government’s economic policy and the low level of economic activity have led to a lack of demand for U.S. dollars. Recently, the Argentine government relaxed some restrictions on the remittance of U.S. dollars outside of Argentina. We will continue to monitor the impact of the exchange rate and inflation on our currency position and Argentine operations.

     During the first quarter of 2003, a number of banks announced to depositors an offering to repay, in advance,

certain deposits that were subject to the corralito. Our Argentine operation made this offer to all holders of certificates of rescheduled deposits. We have approximately $500 million to $600 million of certificates of rescheduled deposits. We estimate that approximately $100 million to $200 million of certificates of rescheduled deposits will be prepaid under the offering. We do not expect this program to have a material adverse impact on our liquidity position.

     The presidential election is currently scheduled for April 2003. The outcome of this election may result in a change to the Argentine government’s economic policies, which may impact the country’s financial situation.

     We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above, and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political, including the outcome of the presidential elections, and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

Brazil

We operate 66 branches in Brazil and had total assets of approximately $9.1 billion and $12 billion at December 31, 2002 and 2001, respectively. These assets are subject to country risk as previously described and have the following components:

	Dec. 31,	Dec. 31,
In billions	2002(a)	2001

Loans	$5.3	$7.3
Securities:
Available for sale	.7	1.5
Trading	.1	.4
Resale agreements	1.3	1.5
Other monetary assets	1.0	.6
Fixed assets and other nonearning assets	.7	.7

Total assets	$9.1	$12.0

Local funding from Brazilian operations	$2.8	$3.6
Cross-border outstandings — see separate table	$6.3	$8.4

(a)	Total assets at December 31, 2002 presented in the table above were not reduced by $193 million of cumulative pre-tax unrealized mark- to-market losses recorded net of tax in other comprehensive income as of December 31, 2002, of which $79 million was related to securities available for sale and $114 million was related to cash flow hedges of local currency denominated resale and repurchase agreements.

The table below presents the components of loans.

	Dec. 31,	Dec. 31,
In billions	2002	2001

Consumer	$.2	$.4
Corporate:
Multinationals	2.2	3.1
Brazilian corporations	2.7	3.3
Middle market and financial institutions	.2	.5

Total loans	$5.3	$7.3

The decline in total assets mainly reflects our previously discussed intent to reduce risk exposure in Brazil by decreasing lending activities and repositioning the securities portfolio toward shorter maturities, as well as the impact of the devaluation of the Brazilian currency, or real, against the U.S. dollar (34% from December 31, 2001).

     The decline in the loan portfolio was primarily due to not renewing loans that matured and the impact of real devaluation. NPAs in the Brazilian portfolio were $63 million at December 31, 2002 compared to $18 million at December 31, 2001. The increase was primarily related to one telecommunications borrower. Net charge-offs for 2002 were $25 million. We expect NPAs and net charge-offs to increase in 2003. Our consolidated reserve for credit losses at December 31, 2002 included approximately $350 million related to Brazil.

     As part of our Brazilian operation’s balance sheet management, we held approximately $3 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding balance sheet table) at December 31, 2002, compared to $4 billion at December 31, 2001. Of this total, securities available for sale were composed mainly of Brazilian government bonds, which were $670 million at December 31, 2002 compared to $1.5 billion at December 31, 2001. The decline was due to securities sales in the first quarter of 2002 and maturities. In the second quarter of 2002, we recorded a pre-tax security loss of $62 million to swap existing Brazilian government securities for government securities with shorter maturities. At December 31, 2002, these government securities had an average duration of approximately 1.2 years compared to 2 years at December 31, 2001. We also had $1.3 billion of resale agreements with banks in Brazil, which were collateralized by Brazilian government bonds.

     Our Brazilian balance sheet is partially funded by intercompany funding, local liabilities and third party liabilities where the provider assumes the transfer risk, which is discussed below.

     Included in Brazilian total assets of $9.1 billion and $12 billion at December 31, 2002 and 2001, respectively, are cross-border outstandings, as follows:

December 31	2002	2001(f)	2000(f)
In billions

Brazil:(a)(b)(c)
Trade-related claims	$3.1	$3.6	$3.2
Other claims on third parties	1.5	2.7	1.9
Investment in and funding of local operation(d)(e)	1.7	2.1	1.7

Total cross-border outstandings	$6.3	$8.4	$6.8

Cross-border risk mitigation:
Insurance contracts	1.0	1.1	1.0
Other trade-related transfer risk mitigation	1.3	1.6	.9
Third party funding	.8	2.1	2.4
Guarantees, including trade-related of $.6, $.6 and $.2	1.0	1.1	.3

Total cross-border outstandings, net of cross-border risk mitigation	$2.2	$2.5	$2.2

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 3.3%, 4.1% and 3.1% at December 31, 2002, 2001 and 2000, respectively.

(b)	The sector percentage allocations for banks, public and private cross- border claims on third parties under FFIEC guidelines for Brazil were 15.8%, 10.4% and 73.8% at December 31, 2002, 1.1%, 16.6% and 82.3% at December 31, 2001 and .2%, 19.6% and 80.2% at December 31, 2000, respectively.

(c)	Cross-border commitments for Brazil at December 31, 2002, 2001 and 2000 were $105 million, $50 million and $80 million, respectively. Included in the $105 million were trade-related loan commitments of $80 million.

(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.

(e)	Investment in and funding of local operation excluded trade-related claims of $.9 billion, $.8 billion and $1.1 billion at December 31, 2002, 2001 and 2000, respectively, which are reported separately above.

(f)	Certain December 31, 2001 and 2000 amounts have been reclassified for comparative purposes.

Total cross-border outstandings decreased from December 31, 2001, mainly due to reductions in loans and available-for-sale securities. The decrease in total cross-border outstandings was mostly offset by the decline in third party funding and other trade-related transfer risk mitigation due to maturities which were not renewed.

     The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

December 31	2002	2001	2000
In billions

Brazil:
Short-term trade-related claims	$.8	$.7	$.7
Nontrade-related claims	.1	.8	.7
Other(a)	1.3	1.0	.8

Total cross-border outstandings, net of cross-border risk mitigation	$2.2	$2.5	$2.2

(a)	Other cross-border outstandings in 2002 were not reduced by $.2 billion of cumulative pre-tax unrealized mark-to-market losses recorded in other comprehensive income as of December 31, 2002.

Our Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $6.3 billion of cross-border outstandings at December 31, 2002 amounted to $4.1 billion and is summarized below.

•	$1 billion was covered by insurance contracts (see discussion on page 28 for more information concerning these programs);

•	$1.3 billion was related to transfer risk mitigation, all of which is trade-related and included in the $3.1 billion of trade-related claims in the preceding cross-border outstandings table. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian Central Bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;

•	$.8 billion of assets funded by third party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. Of the $.8 billion, $370 million are trade-related. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment; and

•	$1 billion represents loans with guarantees that cover credit and cross-border risk, of which $560 million are trade-related. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees. The cross-border risk related to these claims represents the country of the guarantor or the country in which the cash collateral is held.

The third party funding and guarantees require us to perform certain actions to ensure our coverage under the various cross-border risk mitigation products.

     In summary, our Brazilian trade-related exposure as of December 31, 2002, 2001 and 2000 was as follows:

December 31	2002	2001	2000
In billions

Assets with transfer risk mitigation:
Insurance contracts	—	—	$.2
Other trade-related transfer risk mitigation	$1.3	$1.6	.9
Third party funding	.4	.7	1.2
Guaranteed	.6	.6	.2
Assets with no transfer risk mitigation:
Short-term trade	.8	.7	.7

Trade-related claims (refer to Brazil cross-border outstandings table)	$3.1	$3.6	$3.2

Mutual Funds

We acted as manager for approximately $4.5 billion of mutual funds in Brazil at December 31, 2002, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Periodically, we establish currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates. Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	At Year-End		Daily Average
In millions	2002	2001	2002	2001

Brazil(a)(b)	$(8)	$(4)	$15	$(10)

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

Although the Brazilian real has devalued significantly versus the U.S. dollar during 2002, our results of operations were not significantly impacted due to the modest positions held during this time.

     The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. After a long and substantial devaluation, the Brazilian real recovered in the fourth quarter of 2002, reflecting growing comfort from the financial community both inside and outside of Brazil with the new presidential administration. The local currency as well as local inflation, however, are currently under pressure due to the uncertainties stemming from various geopolitical issues including the Iraq situation and the recent significant increase in oil prices. This has led the Central Bank to tighten the monetary policy and to raise the overnight benchmark interest to 26.5%.

     Despite the tightening of monetary policy and the uncertain global environment, domestic activity posted a positive performance. Exports, import substitution and the agricultural-related businesses were the driving forces behind this performance. The trade balance surplus reached $13.1 billion in 2002, a 404% annual increase from 2001. As a result, the current account deficit also declined significantly to $7.8 billion in 2002 from $23.2 billion in 2001. It mitigated the substantial decline in the foreign capital inflow seen in 2002, resulting either from local (presidential election) or external factors. The public sector primary surplus, defined as the difference between public sector spending, excluding interest payments on the public debt, and receipts, exceeded for the fourth consecutive year the targets agreed to with the IMF, largely compensating for the negative effects of the 34% devaluation on the public debt (as about 50% of the total public sector debt is indexed to the change in the exchange rate).

     We will continue to monitor the political situation in Brazil to assess what impact any new Brazilian government measures may have on our operations. As discussed above, we consider the country risks when we establish internal risk limits. To date, our Brazilian operations have not been significantly impacted by the deterioration in economic conditions in Brazil, although the increased risk has caused us to reduce our exposure to Brazil and increase the portion of our reserve for credit losses allocated to Brazil. We continue to closely monitor the situation in Brazil and the potential impact it could have on our Brazilian operations.

Uruguay

The situations in Argentina and Brazil have also impacted the Uruguayan economy. Our Uruguayan assets and deposits declined by $200 million and $340 million, respectively, since December 31, 2001 to $600 million and $300 million, respectively, at December 31, 2002. Total loans at December 31, 2002 were $360 million and we have approximately $30 million of sovereign securities, of which approximately 50% are used to meet statutory reserve requirements related to our local deposits. NPAs in the Uruguayan portfolio were $33 million and net charge-offs for 2002 were $27 million. We expect NPAs and net charge-offs to increase in 2003. The reduction in deposits has been replaced, in part, by an increase in intercompany borrowings. In the event that there is a further reduction in deposits, there may be additional intercompany borrowings which could result in an increase in cross-border outstandings.

     The IMF and other multilateral lending organizations agreed in August 2002 to advance funding of $1.5 billion from their financial support package. Negotiations with the IMF on scheduled disbursements continue. During the fourth quarter of 2002, the Uruguayan government passed legislation to strengthen its supervision of the financial banking system. Since the implementation of the new measures by the Uruguayan government during the fourth quarter of 2002 and the IMF agreement, our deposit levels have been stable. In the first quarter of 2003, Uruguay’s credit rating was reduced by an international rating agency based on concerns that the country may default on some of its obligations.

     It is not possible to predict what additional effect, if any, the new economic measures, the rating agency action, or future developments in Argentina and Brazil will ultimately have on Uruguay or on our Uruguayan operation. We will continue to closely monitor developments in Uruguay and the other Latin American countries in which we operate and their potential impact on our Latin American operations.

Nonperforming Assets

NPAs include loans, lease financing receivables and debt securities for which income recognition has ceased or is limited, as well as foreclosed assets. NPAs also include impaired loans, which are commercial and commercial real estate loans on nonaccrual status as well as troubled debt restructurings. Loans which have undergone a troubled debt restructuring are returned to accrual status after a seasoning period if the restructured loan bears a market rate of interest and full collectibility is not in doubt. Such troubled debt restructurings, although no longer considered to be NPAs, continue to be reported as impaired loans through the end of the calendar year of restructuring. Credit card receivables are charged off at 180 days past due or 60 days from notification of bankruptcy, and are not placed on nonaccrual status. More information about NPAs and impaired loans, including our related accounting policies, is included in Notes 1 and 5 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Nonperforming Assets

December 31	2002	2001	2000	1999	1998
In millions

Domestic:
C&I	$1,309	$1,303	$729	$488	$317
CRE	73	63	28	48	101
Consumer	72	70	87	129	165
Lease financing	123	60	36	29	—
Securities and OREO	41	18	30	36	40

Total Domestic	$1,618	$1,514	$910	$730	$623

International:
Commercial	$1,323	$108	$81	$96	$86
CRE	50	126	66	48	—
Consumer	54	87	55	99	103
Securities and OREO	414	14	18	17	7

Total International	$1,841	$335	$220	$260	$196

Total NPAs(a)	$3,459	$1,849	$1,130	$990	$819

(a)	2002 and 2001 totals included $1,680 million and $263 million, respectively, related to Argentina.

Throughout this Report, including the table above, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest, and assets held for sale or accelerated disposition, or “AHAD.”

     The following table presents the components of loans greater than 90 days past due and still accruing interest:

December 31	2002	2001	2000	1999	1998
In millions

Domestic:
C&I	$35	$51	$45	$43	$26
CRE	2	4	6	—	—
Consumer	191	183	229	216	248
Lease financing	24	53	28	18	—
International:
Commercial	4	21	2	5	—
CRE	1	13	4	3	—
Consumer	25	99	47	35	1

Total	$282	$424	$361	$320	$275

At December 31, 2002 and 2001, we had AHAD, which we included in other assets in the consolidated balance sheet at their net carrying amount of $138 million and $270 million, respectively, none of which was accruing interest. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

     NPAs at December 31, 2002 increased $1.6 billion, or 87%, over the prior year, with the majority of the increase related to management’s placing of Argentine loans and other assets, specifically Argentine sovereign bonds, on nonaccrual status in the second quarter of 2002. This action was taken in light of the deteriorating Argentine situation. Of the aggregate Argentine loans placed on nonaccrual status, approximately one-third were less than

90 days past due at December 31, 2002. Excluding NPAs related to Argentina of $1.7 billion at December 31, 2002 and $263 million at December 31, 2001, NPAs increased $193 million from December 31, 2001.

     Total NPAs at December 31, 2002, as a percentage of related assets and as a percentage of total assets, were 2.86% and 1.82%, respectively, compared to 1.46% and .91%, respectively, at December 31, 2001. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were 1.51% and 1.32% at December 31, 2002 and December 31, 2001, respectively.

Activity in Nonperforming Assets

Year ended December 31	2002	2001
In millions

Balance at beginning of year	$1,849	$1,130
Additions	5,017	2,531
Reductions:
Payments/interest applied	(1,201)	(783)
Returned to accrual	(70)	(48)
Charge-offs/writedowns	(1,604)	(730)
Sales/other	(273)	(34)

Total reductions	(3,148)	(1,595)

Subtotal	3,718	2,066

Assets reclassified as held for sale or accelerated disposition	(259)	(217)

Balance at end of year	$3,459	$1,849

During 2002, we placed $5 billion of assets on nonaccrual status compared to $2.5 billion during 2001. These additions included approximately $2.2 billion related to Argentina and approximately $2.6 billion related to domestic problem credits.

     We have experienced deterioration in credit quality in a number of industry sectors in our domestic C&I portfolio. We have a continuous review process to identify potential problem areas of the portfolio, which currently include the aviation, telecommunications, and merchant energy sectors, as well as certain regional energy distribution sectors. We will continue to monitor and evaluate these potential risks.

     Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time. We currently expect NPAs to decrease as we progress through 2003. Additional information on Argentine NPAs is included in the Country Risk section of this discussion and analysis.

Reserve For Credit Losses

The reserve for credit losses represents the amount available for estimated probable credit losses which management determines exist in our lending portfolio as of the balance sheet date. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and specific industry economic conditions.

     We perform periodic, systematic reviews of our portfolios to identify inherent losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of the reserve for credit losses. In addition, we periodically evaluate prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio, recent loss experience and other pertinent factors. Portions of the reserve for credit losses are provided to cover the probable losses inherent in each lending category based on the results of this detailed review process. The results of these ongoing analyses are reviewed and discussed by our Loan Loss Reserve Committee, the respective lines of business and the Collections group.

     Commercial loans and leases and related unfunded commitments to extend credit are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10” (high risk of loss). Loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 are subject to further individual review to determine the need for a specific loan loss allocation. Additionally, derived or calculated loan loss allocations are provided for loans not specifically reviewed. For loans with a credit risk rating of “1” to “7,” loss factors are assigned using actual default and loss history based on their specific credit risk rating classification. The combination of these analyses is the basis for determining the commercial loan and lease portion of the reserve for credit losses.

     Consumer loans, which include credit card receivables, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated for credit risk as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is primarily based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Credit risk for small business loans is analyzed in a similar manner, but a risk rating migration analysis, rather than delinquency and one year of forecasted net losses, serves as the basis for the reserve.

     A “sovereign risk” analysis, which assesses the cross-border risk of credit loss, is performed as part of our re-

view of our international commercial and consumer loan portfolios.

     Testing of forecasted net credit losses and specific allocations of the reserve is performed quarterly. As a result, adjustments to reserve allocations for specific segments of the lending portfolio may be made, depending on the accuracy of forecasted net credit losses and other credit- or policy-related issues.

     The process we use to determine the appropriate level of the overall reserve for credit losses is based on this analysis, augmented by management’s judgment as to the uncertainties involved. This reserving methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, management believes that the reserve for credit losses is adequate as of December 31, 2002.

     An integral component of our risk management process is allocating the reserve for credit losses to components of the lending portfolio based upon an analysis of risk characteristics, demonstrated losses, loan segmentations and other factors. The unallocated component of the reserve for credit losses represents management’s view that, given the complexities of the lending portfolio, there are estimable probable losses that have been incurred within the lending portfolio but not yet specifically identified and, as a result, are not fully captured in the allocated portions of the reserve. This unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculations, such as industry concentrations, recent loss experience and the impact of current economic conditions on historical or forecasted net credit losses. Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific lending categories, both allocated and unallocated components are available to absorb losses in any lending category. At December 31, 2002, the allocated reserve for credit losses amounted to 94% of the total reserve for credit losses, compared to 96% at December 31, 2001.

     For more information about the estimates and assumptions used in the determination of the reserve for credit losses, refer to the Significant Accounting Policies section of this discussion and analysis.

Reserve for Credit Losses Allocation

December 31	2002		2001		2000		1999		1998

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loan Type to		Loan Type to		Loan Type to		Loan Type to		Loan Type to
Dollars in millions	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

C&I	$1,448	32.70%	$1,563	38.19%	$1,500	41.95%	$1,577	44.32%	$1,065	46.28%
CRE:
Construction	25	1.67	33	2.14	20	1.44	16	1.17	19	.98
Interim/permanent	69	7.47	45	6.93	72	7.26	72	6.65	106	7.37
Residential real estate	28	9.21	40	6.40	26	8.54	40	11.65	50	12.67
Consumer	398	26.65	407	18.97	357	18.39	413	18.05	718	17.89
Lease financing	301	9.30	223	9.74	152	8.83	112	6.99	31	3.85
International	1,349	13.00	1,179	17.63	329	13.59	353	11.17	242	10.96
Unallocated	246	—	144	—	253	—	233	—	397	—

Total	$3,864	100.00%	$3,634	100.00%	$2,709	100.00%	$2,816	100.00%	$2,628	100.00%

During 2002, we experienced a decline in consolidated loans and lease financing of $6.6 billion, or 5.2%. Our reserve for credit losses increased $230 million from December 31, 2001 to $3.9 billion at December 31, 2002. The ratio of the consolidated reserve for credit losses to period-end loans and leases was 3.21% at December 31, 2002, compared to 2.86% at December 31, 2001. The 6% increase in the level of the reserve for credit losses was primarily the result of provisions related to domestic commercial credit and the economic conditions in Latin America. While we remain concerned with continued weakness in the U.S. economy, continuing economic instability in Argentina, and other uncertainties, we anticipate a lower level of credit costs in 2003 compared to 2002 due to the current level of the reserve for credit losses and management’s efforts to reduce risk exposures. To the degree that the economic environment improves, credit costs in 2003 could further decline. Additional information concerning the provision for credit losses is included in the Provision for Credit Losses section of this discussion and analysis.

Reserve for Credit Losses Activity

Domestic

Year ended December 31	2002	2001	2000	1999	1998
In millions

Balance at beginning of year	$2,455	$2,380	$2,463	$2,386	$2,251
Gross charge-offs:
C&I	1,604	944	877	521	265
CRE	12	4	7	19	28
Residential real estate	2	2	7	17	30
Other consumer	113	135	137	173	196
Credit card	279	279	273	373	372
Lease financing	158	76	44	47	1

Total gross charge-offs	2,168	1,440	1,345	1,150	892

Recoveries:
C&I	122	97	118	90	84
CRE	3	7	11	20	36
Residential real estate	2	1	6	5	6
Other consumer	34	29	41	45	50
Credit card	21	32	33	38	32
Lease financing	22	12	7	8	2

Total recoveries	204	178	216	206	210

Net charge-offs	1,964	1,262	1,129	944	682
Provision for credit losses	2,042	1,350	1,206	865	692
Acquired/divestitures/other	(18)	(13)	(160)	156	125

Balance at end of year	$2,515	$2,455	$2,380	$2,463	$2,386

Domestic net charge-offs were $2 billion in 2002 compared to $1.3 billion in 2001, an increase of $702 million, or 56%. This increase was mainly in C&I, attributable to weakness in certain industry sectors and in various well-publicized individual corporate and telecommunication credits. These same factors were primarily responsible for the domestic provision for credit losses increasing from 2001.

International

Year ended December 31	2002	2001	2000	1999	1998
In millions

Balance at beginning of year	$1,179	$329	$353	$242	$189
Gross charge-offs:
Commercial	446	55	41	66	132
Consumer	81	119	123	121	91

Total gross charge-offs	527	174	164	187	223

Recoveries:
Commercial	10	12	16	77	12
Consumer	21	38	40	30	23

Total recoveries	31	50	56	107	35

Net charge-offs	496	124	108	80	188
Provision for credit losses	718	974	84	191	215
Acquired/divestitures/other	(52)	—	—	—	26

Balance at end of year	$1,349	$1,179	$329	$353	$242

International net charge-offs were $496 million in 2002 compared to $124 million in 2001, an increase of $372 million, or 300%. Argentina represented $342 million of the 2002 net charge-offs compared to $101 million in 2001. In addition, in the fourth quarter of 2002 we recorded a $60 million charge-off related to the U.K.-based subsidiary of a U.S. energy company.

     As discussed in the Provision for Credit Losses section of this discussion and analysis, in 2002 we recorded provisions for credit losses to reflect economic conditions in Latin America. Reserves for credit losses allocated to Argentina amounted to $870 million at December 31, 2002 compared to $927 million at December 31, 2001, and the year-end 2002 reserve included an ATRR required by banking regulators. Reserves allocated to Brazil were $350 million and $90 million at December 31, 2002 and 2001, respectively. You can read more detailed information about the Argentine ATRR in the Country Risk section of this discussion and analysis.

Liquidity Risk Management

General

Liquidity risk is defined as the risk of loss arising from our inability to meet known near-term and projected long-term funding commitments. A related liquidity risk is not having sufficient funds to meet financial commitments under sudden and unexpected adverse conditions.

     The objective of liquidity risk management is to ensure our ability to meet our financial obligations. These obligations are the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other funding commitments; and the ability to take advantage of new business opportunities. ALCCCO is responsible for implementing the policies and guidelines of the Board governing liquidity. U.S. dollar liquidity management is centralized in our Treasury unit in Boston, with overseas operations managing their own local currency liquidity requirements.

     Liquidity is achieved by the maintenance of a strong base of core customer funds; maturing short-term assets; the ability to sell marketable securities; and access to capital markets. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends. On a monthly basis, a comprehensive liquidity analysis is reviewed by ALCCCO. The analysis provides a summary of the current liquidity measurements, projections and future liquidity positions given various levels of liquidity stress. Management also maintains a detailed liquidity contingency plan designed to respond to an overall decline in the condition of the banking industry or a problem specific to FleetBoston.

     Parent company and bank liquidity are managed separately. The primary sources of liquidity for the parent company are interest and dividends from subsidiaries, access to the money and debt capital markets and short-term liquid assets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings. More information about these restrictions is included in Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The primary sources of liquidity for our banking subsidiaries are cash flows from operations, core deposits, borrowings and short-term high-quality liquid assets. Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. Diversification of liquidity sources by maturity, market, product and funds provider are mandated through ALCCCO guidelines. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and a $10 billion domestic bank note program. Non-banking subsidiaries rely primarily on cash flows from operations, short-term liquid assets and funds from the parent company.

     At December 31, 2002, the parent company had commercial paper outstanding of $938 million, compared with $895 million at December 31, 2001. The parent company had short-term liquid assets of $4 billion at December 31, 2002 and $3.2 billion at December 31, 2001. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries. It is the parent company’s policy to maintain short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period.

     The parent company had $1.9 billion available for the issuance of common stock, preferred stock or trust preferred securities, senior or subordinated securities and other debt securities at December 31, 2002 under an effective shelf registration statement filed with the SEC. Availability under this shelf registration was $1.4 billion at February 28, 2003.

     FleetBoston’s ability to maintain consistent access to liquidity is fostered by strong debt ratings from the major credit rating agencies. Factors essential to retaining high credit ratings include strong capital ratios and credit quality, diverse and stable core earnings, diverse liquidity sources and strong liquidity monitoring procedures. A downgrade or loss in credit ratings could have an impact on our ability to access wholesale funding at favorable interest rates. The following table presents the long- and short-term debt ratings of the parent company and its principal banking subsidiary, Fleet National Bank, or “FNB,” at December 31, 2002.

Debt Ratings

	Moody's	S&P	Fitch

Parent company short-term debt	P-1	A-1	F1
FNB short-term debt	Aa3	A-1	F1

Parent company long-term debt	A1	A	A
FNB long-term debt	Aa3	A+	A

Parent company subordinated debt	A2	A-	A-
FNB subordinated debt	A1	A	A-

Parent company trust preferred	A2	BBB+	A-

In January 2003, after we pre-announced our earnings for the fourth quarter of 2002, Fitch and Moody’s affirmed their current ratings while maintaining their current outlooks of stable and negative, respectively. While S&P placed us on CreditWatch with negative implications in January 2003, they removed us from CreditWatch after meeting with management in February 2003 to review their concerns, and affirmed their current ratings with a negative outlook. We do not anticipate that these actions will have a material impact on our financial performance.

Funding Sources

We have established a number of statutory business trusts, the sole purpose of which is to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by the parent company. The parent company has fully and unconditionally guaranteed each trust’s obligations under the trust securities. The trusts are included in our consolidated financial statements, and the trust securities are included in long-term debt in the consolidated balance sheet. Additional information concerning these trust preferred securities is included in Note 9 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     Another important source of funding is the securitization market. During 2002, approximately $1 billion of commercial loans and $2.3 billion of credit card receivables were securitized. In 2001, approximately $750 million of home equity loans and $2.6 billion of credit card receivables were securitized. Generally, in a securitization, we transfer financial assets, such as commercial loans, credit card receivables or home equity loans, to qualifying special purpose entities, or “QSPEs,” which are legally isolated from FleetBoston. The QSPEs, in turn, sell securities to investors, which entitle them to receive specified cash flows during the term of the security. The proceeds from the sale of securities are then distributed by the QSPEs to FleetBoston as consideration for the loans transferred.

     At December 31, 2002, the QSPEs held aggregate assets of approximately $18.2 billion, composed of approximately $12.2 billion of credit card receivables, $5.6 billion of commercial loans and $443 million of home equity loans, and the aggregate outstanding debt securities issued by the QSPEs were $15.2 billion. Our retained interests in the QSPEs which are not subordinated to the claims of investors are included in loans in our consolidated balance sheet. At December 31, 2001, the QSPEs held aggregate assets of $17.9 billion and had aggregate outstanding debt securities totaling $14.6 billion.

     We hold subordinated interests in the net assets of the QSPEs, which provide credit enhancement to the investors in the outstanding debt securities. At December 31, 2002 and 2001, these subordinated interests included residual positions such as interest-only strips and certain subordinated principal balances of $280 million and $278 million, respectively; accrued interest and fees receivable of $320 million and $334 million, respectively; and other interests, including subordinated debt securities, overcollateralization positions and cash collateral accounts of $317 million and $329 million, respectively. The subordinated interests, which are included in our consolidated balance sheets, represent our maximum exposure related to the debt securities issued by the QSPEs. Investors in the securities have no further recourse against us if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs.

     We also securitize certain lease financing receivables, which totaled approximately $682 million and $748 million at December 31, 2002 and 2001, respectively, through third party conduits. The lease financing receivables are first sold to a bankruptcy-remote subsidiary of FleetBoston, which then sells an interest in the receivables to third party conduits. The conduits, in turn, sell commercial paper to investors to fund the purchase of the receivables from FleetBoston. At FleetBoston’s option, cash proceeds received from lessees can be reinvested by the conduits in additional lease receivables originated by FleetBoston.

     We hold retained subordinated interests in the lease receivables, primarily in the form of overcollateralization positions, which provide credit enhancement to the third party conduits. These retained interests, which totaled $36 million and $38 million at December 31, 2002 and 2001, respectively, are included in our consolidated balance sheet and represent our maximum risk exposure associated with the securitized lease receivables. The assets sold to the conduits are not included in our consolidated balance sheet.

     Additional information concerning securitizations is included in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The following table presents consolidated information related to our funding sources for the last two years.

Components of Funding Sources

December 31	2002	2001
In millions

Deposits:
Domestic:
Demand	$18,909	$20,566
Regular savings and NOW	14,971	9,047
Money market	63,784	57,745
Time	17,029	22,627
International	11,121	17,745

Total deposits	125,814	127,730

Short-term borrowings:
Federal funds purchased	1,440	1,341
Securities sold under agreements to repurchase	5,920	7,895
Commercial paper	1,109	1,245
Other	2,841	4,098

Total short-term borrowings	11,310	14,579

Due to brokers/dealers	4,297	4,772
Long-term debt	20,581	25,530

Total	$162,002	$172,611

Certificates of deposit and other time deposits issued by domestic offices in amounts of $100,000 or more as of December 31, 2002 will mature as presented in the following table.

Maturity of Time Deposits — Domestic(a)

December 31, 2002		Other
In millions	Certificates	Time
Remaining maturity	of Deposit	Deposits

3 months or less	$2,445	$3,678
3 to 6 months	561	11
6 to 12 months	589	2
Over 12 months	1,226	—

Total	$4,821	$3,691

(a) The majority of foreign office deposits are in denominations of $100,000 or more.

Contractual Obligations and Commitments

The following table presents our contractual cash obligations at December 31, 2002, which, except for long-term debt, are not included in our consolidated balance sheet.

Contractual Cash Obligations

	Payments Due by Period
		Under 1	1-3	4-5
In millions	Total	year	years	years	After 5 years

Long-term debt(a)	$20,581	$4,704	$8,229	$2,317	$5,331
Operating leases(b)	1,774	304	741	330	399

Total contractual cash obligations	$22,355	$5,008	$8,970	$2,647	$5,730

(a)	Includes capital lease obligations.
(b)	Represents minimum annual rental commitments exclusive of taxes and other charges.

Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the pay-

ment of dividends, additional debt financing, or entering into further lease agreements.

     Additional information concerning contractual cash obligations is included in Notes 9 and 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The following table presents our other commercial commitments at December 31, 2002. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
	Total	Under	1-3	4-5
In millions	Committed	1 year	years	years	After 5 years

Commitments to extend credit, including backup liquidity lines	$65,285	$32,726	$27,140	$4,158	$1,261
Letters of credit, financial guarantees and foreign office guarantees (net of participations)	13,813	9,459	3,254	791	309
Other commercial commitments	1,610	n/a	n/a	n/a	n/a

Total commercial commitments	$80,708	$42,185	$30,394	$4,949	$1,570

n/a — not applicable

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon.

     Letters of credit and financial guarantees are agreements whereby we guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit is essentially equal to that assumed in other lending activities. Management does not anticipate any significant losses as a result of these transactions.

     Other commercial commitments represent unfunded commitments of our Principal Investing business. Such commitments relate to investment fund partnerships and are drawn down periodically throughout the life of the fund.

     We may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. Information concerning significant contractual arrangements under which FleetBoston may be held contingently liable, including guarantee arrangements, as well as additional information about the commercial commitments disclosed in this section, is included in Note 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Off-Balance Sheet Arrangements

We are also exposed to liquidity risk as a provider of financial services to our corporate customers by our Corporate Banking business unit. We provide access to liquidity for such customers through asset-backed commercial paper programs. These programs utilize special purpose entities which, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans or invest in debt securities secured by the financial assets of customers. The special purpose entities, or “conduits,” finance this activity through the issuance of rated commercial paper to third party investors. We do not sell our own assets to these conduits, and the assets and obligations of the conduits are not included in our consolidated balance sheet. We receive fees for structuring financial transactions for our customers, and for the provision of administrative services, backup liquidity lines and direct credit support to the conduits. In 2002 and 2001, these fees totaled approximately $56 million and $51 million, respectively.

     At both December 31, 2002 and 2001, these conduits had aggregate assets of approximately $6.2 billion, primarily loans and debt securities, and aggregate liabilities outstanding, primarily commercial paper, of $6.2 billion. The assets of the conduits are generally of investment grade quality and are typically secured by other financial assets, such as leases, trade receivables, or cash held as collateral. Based on commitments of the conduits to their customers at December 31, 2002, the conduits could be required to provide additional funding totaling $2.1 billion.

     The commercial paper outstandings and commitments of the conduits to provide additional funding are supported by backup liquidity lines of credit provided by FleetBoston and third parties. We have provided backup liquidity lines totaling $3.7 billion at December 31, 2002. No amounts were outstanding under these liquidity lines at December 31, 2002. We also provide direct credit support to the conduits in the form of credit derivative contracts, which had a notional amount of $2.2 billion at December 31, 2002, or financial standby letters of credit, which totaled approximately $281 million at December 31, 2002. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held cash collateral totaling $734 million at December 31, 2002. The backup liquidity lines and financial standby letters of credit are included in the preceding commercial commitments table. More information about our use of credit derivative contracts is included in Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     The overall potential impact of the risk to liquidity of these commercial paper programs is included in the monthly liquidity analysis more fully discussed earlier in this section.

     We also provide asset management and related services to other special purpose vehicles unrelated to the conduits utilized by the commercial paper programs. These vehicles invest in financial assets such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.6 billion and $3.1 billion at December 31, 2002 and 2001, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At December 31, 2002 and 2001, FleetBoston held equity investments in these vehicles of approximately $18 million and $12 million, respectively. FleetBoston provides backup liquidity lines, which totaled $95 million at December 31, 2002, to two of these vehicles. At December 31, 2002, no amounts were outstanding under these liquidity lines. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet. In 2002 and 2001, we received aggregate management fees from these asset management vehicles totaling approximately $12 million and $11 million, respectively.

Summary

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment grade, and unanticipated funding requirements, such as guarantees of third party debt. As of December 31, 2002, there were no circumstances that management considered reasonably likely to occur that would affect our sources of short-term liquidity.

     Based upon our level of short- and long-term liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current shelf registration, management considers overall liquidity at December 31, 2002 sufficient to meet FleetBoston’s current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

Market Risk Management

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. We are exposed to market risk both in our trading activities and in our non-trading, or balance sheet management, activities. The market risk management processes for these activities apply to both balance sheet and off-balance sheet exposures. Additional information concerning our management of the equity price risk associated with our principal investing portfolio is included in the Capital Markets Revenue section of this discussion and analysis.

Trading Activities

The financial information included in this Trading Activities section includes discontinued operations, unless otherwise noted.

     Our market risk management process for our trading activities applies to all forms of price risk, or the risk of loss in earnings arising from adverse changes in the value of financial instrument trading portfolios. The Board approves policies concerning our tolerance for these risks, and ALCCCO issues overall strategic direction to specify the extent to which we can utilize any of the Board-approved limits. The Market Risk Committee, or “MRC,” chaired by the Executive Director, Market Risk Management, allocates the overall risk limits for trading portfolios to individual lines of business. Senior management from these lines of business evaluates risk-taking activities, and ensures that actual exposures remain consistent with approved policies and limits. Market Risk Management provides an independent view of the identification, measurement, monitoring and control of price risk in trading activities.

     Market Risk Management has a group of Risk Managers that develop specialized expertise and in-depth knowledge of our trading lines of business, and work with business managers to set policies that reflect an appropriate framework for risk measurement, risk monitoring and reporting processes, and risk control structures. These Risk Managers ensure compliance with established policies and risk limit structures on a daily basis, and evaluate relevant market conditions and business initiatives as part of the monitoring process. As warranted, the Risk Managers review and assess proposals to alter the existing risk profile through both new products and services or significant modifications to existing products and services, thereby ensuring that the appropriate risk management oversight and infrastructure exists prior to commencement of the activity.

     In addition, Market Risk Management contains a Capital Markets Analytics group that develops market risk measurement methodologies and models, estimates risk factors and analyzes dynamic market data for use within these models, and conducts all model validations that include ascertaining model appropriateness and testing actual model performance.

     Both of Market Risk Management’s above-described groups rely on a separate risk information department that provides reports on trading exposures on a corporate-wide basis.

     Our exposure to price risk arises in the normal course of our business as a financial intermediary. We enter into interest rate, currency exchange, equity and precious metals contracts primarily to satisfy the investment and risk management needs of our customers.

     In addition, we take certain proprietary trading positions, including positions in investment grade and high yield fixed-income securities, local currency debt and equity securities, and related derivative instruments. We expect these positions to benefit from short-term move-

ments in the prices of securities and from perceived inefficiencies among the prices of various securities issued by the same country or entity. Domestic fixed-income trading activities also include position-taking in U.S. Treasury and U.S. government agency securities.

     We evaluate the overall profitability of our trading positions by measuring trading-related revenues, which include the daily change in the mark-to-market value of these portfolios, net interest income and other related revenues. The following histogram presents the distribution of aggregate daily trading-related revenues, in millions of dollars, that resulted from our combined trading activities during 2002. Trading-related revenues include trading profits and commissions, foreign exchange revenue and market-making revenue, which are all components of capital markets revenue, as well as net interest income from these trading positions.

2002 presented a unique set of challenges that stemmed from our organizational re-alignments as well as from market conditions in 2001 that continued into 2002. As a year of challenges and transitions, 2002 included Latin American political turmoil, a re-emphasis of our corporate strategy, and U.S. economic concerns. These considerations had a direct and immediate impact on our risk profile and our risk management processes. With our decisions to exit certain markets in order to re-deploy capital to our core businesses and reduce earnings volatility, we scaled back outstanding positions and curtailed further risk-taking during the latter part of the year. As would be expected, a difficult market environment and a lower tolerance for risk-taking clearly impacted our revenue performance. Nevertheless, as shown in the chart above, our risk management discipline effectively controlled the size and extent of negative trading results.

     To measure the overall price risk inherent in our trading activities, we use a Value-at-Risk, or “VAR,” methodology, based on industry-standard risk measurement techniques. We draw on historical and current market data to estimate potential market volatility, and measure the risk to earnings at a 99% confidence level, which means that we expect daily results to exceed the potential loss as calculated by VAR only occasionally (i.e., no more than one time for at least 100 trading days).

     Our VAR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity for each instrument, and a conservative view of cross-product correlations that does not reflect the full diversification benefits of positions taken across different trading businesses. In light of the challenging set of trading conditions during 2002, we actively enhanced our processes for price risk measurement and monitoring against approved limits. These enhancements included more frequent reviews of holding period assumptions and risk limits, as well as refinements of our exposure measurement techniques to assess complex financial instruments.

     The table below presents the exposure of our combined trading portfolios.

Value-at-Risk (VAR)

In millions	Average	High	Low

Year ended December 31, 2002	$72	$135	$28
Year ended December 31, 2001	38	54	28

At December 31, 2002, total VAR usage measured $57 million. In no instance did our daily VAR measure exceed the Board’s approved limit.

     The following table summarizes our aggregate average VAR by risk type for the periods presented. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type

	2002	2001
In millions	Average	Average

Interest rate risk	$16	$22
Equity risk	5	9
Foreign exchange risk	51	7

Aggregate price risk	$72	$38

During 2002, most of the price risk in our trading activities arose from foreign exchange trading. The majority of foreign exchange risk related to our Argentine currency position, which reflected prevailing economic conditions and Argentine government measures implemented during the year. These local government actions led to a significant reduction in market liquidity and the imposition of legal impediments to our ability to reduce our exposure, which resulted in an overall increase in our price risk during the year. Additional information concerning this currency position is included in the Country Risk section of this discussion and analysis.

     Risk from interest rate activities, which includes directional and spread components, arose primarily from trading activity in various domestic fixed-income markets, the Brazilian sovereign and high-end corporate bond markets, and some exposure to fixed-income markets in the Asia-Pacific region.

     The contribution to VAR from equity trading activities during 2002 declined significantly, as we discontin-

ued some of our equity-oriented lines of business. Our leading NYSE specialist firm generated most of these risks, with some contribution from the convertible bond trading and underwriting business, as well as our NASDAQ market-making activities.

     On a continuing operations basis, aggregate VAR averaged $67 million daily and ranged from a high of $131 million to a low of $21 million. At December 31, 2002, total VAR usage measured $57 million. Foreign exchange activities generated about 76% of the aggregate VAR, while smaller portions of the combined risk arose from interest rate (20%) and equities (4%) activities.

     Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. The following graph presents this comparison for the twelve months ended December 31, 2002. In no instance did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date, which compares very favorably with our expectation for less than three such breaches.

On March 27, 2002, we suffered our largest single day trading loss in over three years, primarily due to Argentine exposures. On the strength of our diversified set of trading businesses, we more than recovered the loss during the following trading days, and the loss did not cause an overall breach of our risk measurement model.

     In addition to the VAR framework, we employ other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing involves modifying the VAR model’s assumptions to reflect rare events that have the potential for high impact. Scenario analyses involve calculating the impact of a pre-determined set of events, irrespective of their statistical likelihood of occurrence. Such analyses may reflect historically observed market changes, incorporate specific scenarios that reflect some judgment about potential market conditions or identify the kind of scenario that would cause the most harm to existing positions. During 2002, we regularly evaluated and revised, as appropriate, these tests and analyses in light of ongoing market developments and conditions.

     While the VAR framework and the additional risk measurement tools effectively ensure exposures remain within our expressed tolerance for price risk, they do not guarantee the avoidance of trading losses during periods of extreme volatility.

Balance Sheet Management Activities

U.S. Dollar Denominated Risk Management

U.S. dollar denominated assets and liabilities comprise the majority of our balance sheet. Interest rate risk, defined as the exposure of net income and financial condition to adverse movements in interest rates, is by far the most significant non-trading market risk to which our U.S. dollar denominated positions are exposed, and this risk results almost entirely from domestic operations.

     The primary goal of interest rate risk management is to control exposure to interest rate risk, both within limits approved by the Board and within narrower guidelines approved by ALCCCO. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term time horizons.

     The major source of our non-trading interest rate risk is the difference in the maturity and repricing characteristics between core banking assets and liabilities — loans and deposits. This difference, or mismatch, poses a risk to net interest income. We control this risk by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, as well as simpler gap analyses, reflecting the known or assumed maturity, repricing, and other cash flow characteristics of assets and liabilities. These exposures are hedged using mainly fixed-rate portfolio securities, interest rate swaps and options, and, when appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options.

     Simulation analysis involves dynamically modeling interest income and expense from current assets, liabilities and derivative positions over a specified time period under various interest rate scenarios and balance sheet structures, primarily to measure the sensitivity of net interest income over relatively short (e.g., <3-year) time horizons. Key assumptions in these simulation analyses (and in the valuation analyses discussed below) relate to the behavior of interest rates and spreads, the growth or shrinkage of product balances and the behavior of deposit and loan customers, with the most material assumptions relating to repricing and/or runoff of noncontractual deposits as well as the prepayment of mortgage assets.

     As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or “most likely,” as well as deliberately extreme and perhaps unlikely, scenarios. Thus, the analy-

ses may include immediate interest rate “shocks,” gradual interest rate “ramps,” spread narrowings/widenings, and yield curve “twists.” Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario, but in some analyses, assumptions are deliberately manipulated to test our exposure to “assumption risk.”

     In these analyses, we use the market’s implied forecast for future interest rates as the base case. As of December 31, 2002, the market assumed that the Federal Reserve Board would keep short-term interest rates steady for most of 2003. Estimated exposures relate to variances in the future path of interest rates from this base case.

     While we analyze a wide variety of interest rate scenarios, management believes that an immediate +/- 200 basis point shift is appropriately extreme to provide a robust measure of exposure. In the current low rate environment, however, a decline of that magnitude would imply negative interest rates for some maturities and instruments. In our “- 200 basis point” scenario, we do not permit any interest rate to drop below 0%.

     The following table reflects the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2002 and 2001, due to an immediate +/- 200 basis point shift in forecasted interest rates. Estimated exposures set forth below are dependent on material assumptions such as those previously discussed.

	Estimated Exposure to
Rate Change	Net Interest Income
(Basis Points)	(In millions)

As of December 31,	2002	2001

+200	$(113)	$51
-200	(107)	(252)

As indicated, either an immediate 200 basis point increase or an immediate 200 basis point decrease in interest rates would tend to reduce net interest income, but by an amount that is well within our internal limits. Thus, the balance sheet position as of December 31, 2002 is symmetrical in its twelve month net interest income exposures. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of net interest income to gradual and modest changes in interest rates is relatively insignificant. Furthermore, it is important to note that, given the current low level of interest rates, this standard - 200 basis points scenario may be especially extreme as it implies a federal funds target interest rate at 0% and long-term rates at unprecedented lows.

     Estimated net interest income exposures at December 31, 2002 differ modestly from those at year-end 2001, mainly reflecting changes in the composition of the balance sheet. Early in 2002, interest rate swaps were added to reduce exposure to declining interest rates, and throughout 2002, residential mortgage assets were also added. Despite these actions, there is exposure related to the very low level of interest rates. Our overall interest rate risk position is approximately balanced. The exposure to both sharp increases and decreases in interest rates as noted in the table above reflects the asymmetric maturity/repricing of certain consumer assets and liabilities, specifically residential mortgages and consumer deposits. For example, a further immediate 200 basis point decline in interest rates would adversely impact net interest income by reducing the profitability of customer deposits and increasing prepayments of residential mortgages.

     The exposure of annual net interest income to an immediate change in interest rates is reduced, or even reversed, under a gradual change. For example, under a gradual + 200 basis point shift over one year, the estimated impact on annual net interest income is ($102) million; under a gradual -200 basis point shift over one year, the estimated impact is +$44 million. Results for an immediate shock and a gradual ramp vary mainly because in the ramp, the impact of changes in interest rates on such factors as reinvestment yields, mortgage prepayment speeds and deposit rates is either diminished or delayed.

     We also perform valuation analysis, which involves projecting future cash flows from current assets, liabilities and derivative positions over a very long-term horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. The “Economic Value of Equity” or “EVE,” is the estimated net present value of these discounted cash flows. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates, and is used primarily to measure the exposure of earnings and equity to changes in interest rates over a relatively long (e.g., >3-year) time horizon.

     The following table reflects estimated EVE exposures, calculated as of December 31, 2002 and 2001, assuming an immediate shift in interest rates. Exposures are reported for shifts of +/- 100 basis points as well as +/- 200 basis points because the sensitivity of EVE to changes in interest rates can be very nonlinear.

	Estimated Exposure to
Rate Change	Economic Value
(Basis Points)	(In millions)

As of December 31,	2002	2001

+200	$(176)	$860
+100	267	696
-100	(697)	(738)
-200	(1,867)	(1,673)

As indicated, an immediate 200 basis point decrease in interest rates would reduce EVE, but by an amount that is within our internal limits. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact.

     Estimated EVE exposures at December 31, 2002 are slightly larger and somewhat more asymmetrical than at year-end 2001. Additions of interest rate swaps and residential mortgage assets in 2002 eliminated the earlier benefit under a sharp increase in interest rates but, given prepayment risk, did not reduce exposure to a sharp decline in interest rates. The very low level of interest rates continues to boost exposures, as any further immediate sharp decline in rates would reduce the profitability of customer deposits and increase the prepayment of residential mortgages.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at December 31, 2002, such risk continued to be insignificant outside of Argentina. Within Argentina, the ongoing political and economic instability has introduced several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing characteristics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to foreign exchange rate risk in Latin American operations is managed using currency limits as well as a VAR methodology, which is discussed in the Trading Activities section of this discussion and analysis. Additional information concerning our interest rate and foreign exchange rate risks associated with our operations in Argentina is included in the Country Risk section of this discussion and analysis.

Risk Management Instruments

		Weighted
		Average		Weighted Average
December 31, 2002	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans	$17,660
fixed-rate deposits	205
long-term debt	1,669

	19,534	3.1	$917	4.98%	1.62%

Pay fixed/ receive variable hedging:
fixed-rate deposits	3,474
long-term debt	2,860

	6,334	5.0	(269)	1.39	4.95

Options hedging variable-rate loans	3,000	.1	11	—	—

Total domestic interest rate risk management instruments	$28,868	3.2	$659	4.10%	2.44%

International interest rate risk management instruments
Interest rate futures hedging foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate deposits	272	.7	—	—	—

Total hedges of net interest income	$29,140	3.2	$659	4.10%	2.44%

Domestic credit risk management instruments
Credit derivatives hedging loans	24	1.6	1	—	—

International credit risk management instruments
Credit derivatives hedging variable- rate loans	392	2.0	4	—	—

Total hedges of credit risk	$416	2.0	$5	—	—

Foreign exchange risk management instruments
Swaps hedging:
foreign currency denominated variable- rate repurchase and resale agreements	$313	1.7	$39	—	—
foreign currency denominated long-term debt	67	5.6	(7)	—	—
Options hedging foreign currency denominated long-term debt	25	5.6	—	—	—
Forward and spot contracts hedging:
foreign currency denominated debt securities, fixed-rate deposits and net investment in foreign operations	1,310	.7	(4)	—	—
foreign currency denominated loans	1,079	.1	(38)	—	—
Futures hedging foreign currency denominated variable-rate repurchase and resale agreements; forecasted purchase of resale agreements	2,942	1.5	—	—	—

Total hedges of foreign exchange	$5,736	1.1	$(10)	—	—

Total risk management instruments	$35,292	2.9	$654	4.10%	2.44%

Operating Risk Management

Operating risk is defined as the risk of loss resulting from inadequate or failed internal processes or systems, errors by employees or from external events. Business line management is responsible for managing operating risk. Various internal audit, compliance and operating risk activities measure and assess the control environment on an ongoing basis. A continuous audit process is in place to monitor high-risk activities throughout FleetBoston. Quarterly, the current status of our internal controls is evaluated and reported to executive management and the Audit Committee of the Board. A similar process exists to monitor and report significant compliance activities. We have targeted programs for monitoring privacy, money laundering deterrence, fraud prevention and operating losses. The Operating Risk and Compliance Committees, comprised of senior managers, provide additional oversight.

Capital Management

A financial institution’s capital serves to support asset growth and provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to stockholders will be realized over both the short and long term, while serving depositors’, creditors’ and regulatory needs. In determining optimal capital levels, we also consider the capital levels of our peers and the evaluations of the major rating agencies that assign ratings to our public debt. Common equity represents the stockholders’ investment in FleetBoston. In addition to common equity, regulatory capital includes, within certain limits, preferred stock, trust preferred securities, subordinated debt and the reserve for credit losses.

     In blending the requirements of each of these constituencies, we have established target capital ranges that we believe will provide for management flexibility and the deployment of capital in an optimally efficient and profitable manner. These targets are reviewed periodically relative to our risk profile and prevailing economic conditions.

     We strive to maintain regulatory capital at approximately .75%-1.25% above the minimum regulatory requirements for a well-capitalized institution, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA.” To be categorized as well capitalized, we must maintain a risk-based total capital ratio of at least 10%, a risk-based tier 1 capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5% and not be subject to a written agreement, order or capital directive with any of our regulators. At December 31, 2002, we exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. We also strive to maintain a tangible common equity to assets ratio of at least 5.75%-6.25%.

Capital Ratios(a)

December 31	2002	2001

Risk-adjusted assets (in millions)	$182,533	$201,589
Tier 1 risk-based capital (4% minimum)	8.24%	7.37%
Total risk-based capital (8% minimum)	11.72	10.95
Leverage (3% minimum)	8.27	7.50
Common equity to assets	8.70	8.51
Total equity to assets	8.84	8.64
Tangible common equity to assets	6.40	6.18
Tangible common equity to managed assets	5.89	5.73
Tangible total equity to assets	6.54	6.31

(a)	All ratios include discontinued operations.

Our risk-based capital ratios increased compared with December 31, 2001, primarily due to a lower level of risk-adjusted assets, mainly attributable to credit, particularly C&I loans. Excess capital, defined as common equity above the capital target, is available for core business investments and acquisitions.

     Funds for cash distributions to our stockholders by our parent company are derived from a variety of sources. The level of dividends paid to stockholders on our common stock, which currently approximates $1.5 billion annually, is reviewed regularly and determined by the Board considering our liquidity, asset quality profile, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. In addition, bank regulatory authorities have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice.

     At December 31, 2002, the parent company had $4 billion of short-term liquid assets with which to meet dividend declaration and other payment obligations. Information about restrictions concerning dividends from our subsidiary banks is included in Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

     As registered brokers/dealers and member firms of the NYSE, certain of our subsidiaries are subject to rules of both the SEC and the NYSE. These rules require members to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At December 31, 2002, these subsidiaries had aggregate net capital of approximately $832 million, which exceeded aggregate minimum net capital requirements by approximately $804 million.

Comparison of 2001 and 2000

Net income in 2001 was $931 million, or $.83 per diluted share, compared with $3.9 billion, or $3.52 per diluted share, in 2000. Return on assets and return on average common equity were .45% and 4.77%, respectively, in 2001 compared with 1.75% and 22.04%, respectively, in 2000.

     Included in 2001 and 2000 results was a net loss of $37 million and net income of $338 million, respectively, from discontinued operations. Income from continuing operations in 2001 was $968 million, or $.87 per diluted share, compared to $3.6 billion, or $3.22 per diluted share, in 2000. Corresponding returns on assets and common equity were .48% and 4.96%, respectively, in 2001 compared to 1.66% and 20.12%, respectively, in 2000.

     The 2001 results from continuing operations included charges related to our Argentine operations; writedowns of our principal investing portfolio; charges related to the Summit acquisition and business unit restructurings; and domestic-related charges attributable to the weakened U.S. economy. Also included in 2001 were gains from branch divestitures, partially offset by a loss from the sale of our mortgage banking business. The 2000 results included BankBoston merger-related branch divestiture gains partially offset by merger and integration costs.

     Net interest income on an FTE basis totaled $7.3 billion in 2001, compared to $7.8 billion in 2000. The de-

crease was due to the lower interest rate environment, lower domestic loan volume, the impact of retail deposit pricing strategies, designed to maintain retail interest rates, and 2000 BankBoston merger-related branch divestitures, as well as the transfer of escrow deposits attributable to the sale of the mortgage banking business in the second quarter of 2001. These decreases were partially offset by an increase in Latin American units, primarily Brazil, from higher loan volumes and wider spreads. Net interest margin for 2001 was 4.18%, compared with 4.26% in 2000.

     The provision for credit losses was $2.3 billion in 2001 compared with $1.3 billion in 2000. The increase in the provision was mainly due to incremental provisions of $175 million and $725 million related to domestic problem loans and Argentine loans, respectively, as well as $150 million associated with the transfer of problem loans to accelerated disposition status.

     Noninterest income totaled $4.6 billion in 2001 compared to $7.6 billion in 2000, a decrease of $3 billion, or 40%. The decline was due to the impact of continued weakness in the U.S. economy on our capital markets and investment services businesses, lower processing revenues due to the sale of our mortgage banking business and a lower level of branch divestiture gains. Partially offsetting these declines was a gain of $146 million from the sale of our investment in the NYCE Corporation.

     Noninterest expense totaled $8 billion in 2001 compared to $8.1 billion in 2000. This decline was primarily due to lower compensation and benefit costs directly attributable to lower levels of revenue, as well as lower operating expenses resulting from merger integration activities and the corporate-wide cost containment program, partially offset by merger- and restructuring-related charges from the Summit acquisition and the loss on the sale of our mortgage banking business.

     Total loans and leases at December 31, 2001 were $127 billion compared to $133.8 billion at December 31, 2000. This decline was primarily composed of C&I and consumer loans offset by an increase in international loans. C&I loans declined due to loan runoff and lower business volume in this portfolio, a result of weakened demand for loans in light of the economic slowdown. The consumer loan decline was mainly related to the residential loan portfolio due to loan runoff and lower business volume in a refinancing environment. These declines were partially offset by an increase in international loans due to continued growth in the Brazilian portfolio, mainly trade-related financing, as well as growth in Europe and other Latin American countries.

     Total deposits increased $819 million to $127.7 billion at December 31, 2001 due to an increase in domestic money market deposit accounts, partially offset by declines in time deposits, savings and NOW accounts and international deposits.

     Long-term debt decreased $6.2 billion to $25.5 billion at December 31, 2001 due to net maturities of senior notes, partially offset by the issuance of trust preferred securities.

RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been referred to as “special purpose entities,” or “SPEs.”

     Until now, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are not controlled through voting interests, or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both.

     The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established.

     We are currently evaluating the significant SPEs with which we do business to determine whether they meet the definition of a VIE and whether consolidation might be required by the Interpretation. As described in the Liquidity Risk Management section of this discussion and analysis, as well as in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, these SPEs include securitization trusts, commercial paper conduits, and asset management vehicles. The scope of the Interpretation does not extend to securitization trusts that utilize QSPEs, which are defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are not required to be consolidated by the transferor. We believe it is reasonably possible that the commercial paper conduits and asset management vehicles meet the definition of a VIE. In addition, we may be required to consolidate the conduits, which held aggregate assets of $6.2 billion at December 31, 2002. However, we are currently evaluating alternative structures that would permit some or all of the conduits to remain unconsolidated. We are also evaluating each of our asset management vehicles to determine whether consolidation will be required.

     In January 2003, the Federal Financial Institutions Examination Council, or “FFIEC,” established new guidance concerning a variety of credit card lending issues related to account management, income recognition and loss allowance practices. This guidance is not expected to have a material impact on FleetBoston. Our past practices for estimating the credit loss reserves required relative to our overall credit card activities will be refined in 2003 to more specifically address uncollectible accrued interest and fees and our recent experience with the credit card receivable liquidation cycle.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

     In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price.

     The disclosure requirements of the Interpretation are effective for FleetBoston as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by FleetBoston are disclosed in Note 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. We do not expect the requirements of the Interpretation to have a material impact on our financial position, results of operations or liquidity.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and generally requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information set forth in the “Market Risk Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in-

cluded under Item 7 of this Report, is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Financial Statements

     The accompanying consolidated financial statements and related notes of FleetBoston were prepared by management in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” and accordingly reflect the judgment and estimates of management. Management is responsible for the preparation, integrity, and fair presentation of these financial statements.

     Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse, and to ensure that all transactions are first properly authorized and then recorded in our records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that our assets are adequately safeguarded and that our records, which are the basis for the preparation of all financial statements, are reliable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions, the effectiveness of internal controls may vary over time.

     The Audit and Risk Management Committees of the Board of Directors consist solely of directors who are not employees of FleetBoston or its subsidiaries. During 2002, the Audit Committee met nine times, and the Risk Management Committee met six times. Also attending these meetings were internal auditors, credit review management, the independent accountants, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The independent accountants, internal auditors, and credit review management have direct and unrestricted access to these committees at all times.

     Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, expresses an opinion as to the fair presentation of the consolidated financial statements in accordance with GAAP. In performing their audit, PricewaterhouseCoopers LLP considers our internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements.

/s/ Charles K. Gifford	/s/ Robert C. Lamb, Jr.

Charles K. Gifford Chairman and Chief Executive Officer	Robert C. Lamb, Jr. Executive Vice President and Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of
FleetBoston Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of FleetBoston Financial Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 16, 2003

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Statements of Income

Year ended December 31	2002	2001	2000
Dollars in millions, except per share amounts

Interest income:
Interest and fees on loans and leases	$8,168	$10,876	$13,072
Interest on securities and trading assets	1,471	1,813	2,409
Other	463	915	599

Total interest income	10,102	13,604	16,080

Interest expense:
Deposits of domestic offices	1,438	2,501	3,243
Deposits of international offices	634	1,000	1,169
Short-term borrowings	417	1,044	1,550
Long-term debt	1,148	1,623	2,088
Other	45	149	274

Total interest expense	3,682	6,317	8,324

Net interest income	6,420	7,287	7,756

Provision for credit losses	2,760	2,324	1,290

Net interest income after provision for credit losses	3,660	4,963	6,466

Noninterest income:
Investment services revenue	1,559	1,349	1,534
Banking fees and commissions	1,533	1,577	1,588
Credit card revenue	785	757	738
Capital markets revenue	462	(148)	1,791
Gains from merger-related branch divestitures	—	430	843
Other	697	590	1,065

Total noninterest income	5,036	4,555	7,559

Noninterest expense:
Employee compensation and benefits	3,255	3,626	4,030
Occupancy and equipment	982	1,040	1,113
Marketing and public relations	225	233	281
Legal and other professional	175	216	321
Intangible asset amortization	93	381	377
Merger- and restructuring-related charges	71	549	89
Loss on sale of mortgage banking business	—	428	—
Other	1,603	1,504	1,889

Total noninterest expense	6,404	7,977	8,100

Income from continuing operations before income taxes	2,292	1,541	5,925
Applicable income tax expense	768	573	2,353

Income from continuing operations	1,524	968	3,572

Discontinued operations:
(Loss)/income from discontinued operations (including aggregate net pre-tax loss on disposal of $415 million)	(476)	(47)	537
Applicable income tax (benefit)/expense	(140)	(10)	199

Net income	$1,188	$931	$3,910

Basic weighted average common shares outstanding (in millions)	1,045.3	1,074.2	1,081.4
Diluted weighted average common shares outstanding (in millions)	1,048.7	1,083.7	1,098.7
Income from continuing operations applicable to common shares	$1,506	$941	$3,533
Basic earnings per share – continuing operations	1.44	.88	3.27
Diluted earnings per share – continuing operations	1.44	.87	3.22

Net income applicable to common shares	$1,170	$904	$3,871
Basic earnings per share – net income	1.12	.84	3.58
Diluted earnings per share – net income	1.12	.83	3.52

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31	2002	2001
Dollars in millions, except share and per share amounts

Assets
Cash and cash equivalents	$11,574	$12,162
Federal funds sold and securities purchased under agreements to resell	2,418	6,443
Trading assets	4,486	4,624
Securities (including pledges of $13,834 in 2002 and $12,472 in 2001)	30,425	26,604
Loans and leases	120,380	126,988
Reserve for credit losses	(3,864)	(3,634)

Net loans and leases	116,516	123,354

Due from brokers/dealers	4,331	4,953
Premises and equipment	2,562	2,787
Goodwill	4,328	4,385
Intangible assets	350	385
Assets of discontinued operations	654	5,034
Other assets	12,809	13,013

Total assets	$190,453	$203,744

Liabilities
Deposits:
Domestic:
Noninterest bearing	$32,412	$29,050
Interest bearing	82,281	80,935
International:
Noninterest bearing	1,658	2,469
Interest bearing	9,463	15,276

Total deposits	125,814	127,730

Federal funds purchased and securities sold under agreements to repurchase	7,360	9,236
Other short-term borrowings	3,950	5,343
Trading liabilities	3,224	2,136
Due to brokers/dealers	4,297	4,772
Long-term debt	20,581	25,530
Liabilities of discontinued operations	548	2,993
Accrued expenses and other liabilities	7,846	8,396

Total liabilities	173,620	186,136

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $1.00 par value (16 million shares authorized, 1.1 million shares issued and outstanding in 2002 and 16 million shares authorized, 1.1 million shares issued and outstanding in 2001)	271	271
Common stock, par value $.01 (2 billion shares authorized, 1,086.7 million shares issued in 2002 and 2 billion shares authorized, 1,086.7 million shares issued in 2001)	11	11
Common surplus	4,011	4,055
Retained earnings	13,748	14,078
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale, net of tax	218	141
Net unrealized gain on derivative instruments, net of tax	360	636
Minimum pension liability, net of tax	(36)	—
Cumulative translation adjustments, net of tax	(367)	(3)
Treasury stock, at cost (36.9 million shares in 2002 and 42.9 million shares in 2001)	(1,383)	(1,581)

Total stockholders’ equity	16,833	17,608

Total liabilities and stockholders’ equity	$190,453	$203,744

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income	Stock	Total

Balance at December 31, 1999	$691	$11	$5,273	$12,020	$301	$(222)	$18,074
Net income	—	—	—	3,910	—	—	3,910
Other comprehensive loss, net of taxes:
Net unrealized securities losses arising during the period, net of taxes of $127	—	—	—	—	(119)	—	—
Reclassification adjustment for net gains included in net income, net of taxes of $99	—	—	—	—	(147)	—	—
Change in translation adjustment, net of taxes of $3	—	—	—	—	5	—	—

Other comprehensive loss	—	—	—	—	(261)	—	(261)

Total comprehensive income	—	—	—	—	—	—	3,649
Cash dividends declared on common stock ($1.23 per share)	—	—	—	(1,111)	—	—	(1,111)
Cash dividends declared on preferred stock	—	—	—	(39)	—	—	(39)
Cash dividends declared by pooled company prior to merger	—	—	—	(242)	—	—	(242)
Common stock issued in connection with dividend reinvestment and employee benefit plans (8.6 million net shares)	—	—	(3)	23	—	242	262
Exercise of common stock warrants (1.2 million shares)	—	—	26	—	—	—	26
Treasury stock purchased (3.9 million shares)	—	—	—	—	—	(104)	(104)
Redemption of preferred stock	(125)	—	—	—	—	—	(125)
Settlement of forward purchase contracts (16.2 million shares)	—	—	—	—	—	(679)	(679)
Settlement of common stock warrants	—	—	(441)	—	—	—	(441)
Business combinations (4 million shares)	—	—	(26)	—	—	130	104
Other, net	—	—	(15)	—	—	2	(13)

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361

Net income	—	—	—	931	—	—	931
Other comprehensive income, net of taxes:
Net unrealized securities losses arising during the period, net of taxes of $56	—	—	—	—	(108)	—	—
Reclassification adjustment for net losses included in net income, net of taxes of $134	—	—	—	—	208	—	—
Change in translation adjustment, net of taxes of $1	—	—	—	—	(2)	—	—
Change in derivative instruments:
Cumulative effect of adopting SFAS No. 133, net of taxes of $141	—	—	—	—	204	—	—
Changes in fair values of derivatives, net of taxes of $236	—	—	—	—	355	—	—
Net losses reclassified to statement of income, net of taxes of $48	—	—	—	—	77	—	—

Other comprehensive income	—	—	—	—	734	—	734

Total comprehensive income	—	—	—	—	—	—	1,665
Cash dividends declared on common stock ($1.34 per share)	—	—	—	(1,440)	—	—	(1,440)
Cash dividends declared on preferred stock	—	—	—	(27)	—	—	(27)
Common stock issued in connection with dividend reinvestment and employee benefit plans (11.9 million net shares)	—	—	179	53	—	132	364
Exercise of common stock warrants (3.5 million shares)	—	—	77	—	—	—	77
Redemption and repurchase of preferred stock	(295)	—	—	—	—	—	(295)
Treasury stock purchased (57.1 million shares)	—	—	33	—	—	(2,114)	(2,081)
Retirement of treasury stock	—	—	(1,033)	—	—	1,033	—
Other, net	—	—	(15)	—	—	(1)	(16)

Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608

Net income	—	—	—	1,188	—	—	1,188
Other comprehensive loss, net of taxes:
Net unrealized securities gains arising during the period, net of taxes of $230	—	—	—	—	324	—	—
Reclassification adjustment for net gains included in net income, net of taxes of $143	—	—	—	—	(247)	—	—
Change in translation adjustment, net of taxes of $251	—	—	—	—	(364)	—	—
Change in derivative instruments:
Changes in fair values of derivatives, net of taxes of $13	—	—	—	—	(46)	—	—
Net gains reclassified to statement of income, net of taxes of $158	—	—	—	—	(230)	—	—
Adjustment of minimum pension liability, net of taxes of $26	—	—	—	—	(36)	—	—

Other comprehensive loss	—	—	—	—	(599)	—	(599)

Total comprehensive income	—	—	—	—	—	—	589
Cash dividends declared on common stock ($1.40 per share)	—	—	—	(1,467)	—	—	(1,467)
Cash dividends declared on preferred stock	—	—	—	(18)	—	—	(18)
Common stock issued in connection with dividend reinvestment and employee benefit plans (6 million net shares)	—	—	(18)	(33)	—	166	115
Other, net	—	—	(26)	—	—	32	6

Balance at December 31, 2002	$271	$11	$4,011	$13,748	$175	$(1,383)	$16,833

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
Consolidated Statements of Cash Flows

Year ended December 31	2002	2001	2000
In millions

Cash Flows from Operating Activities
Net income	$1,188	$931	$3,910
(Loss)/income from discontinued operations	(336)	(37)	338

Net income from continuing operations	1,524	968	3,572
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	459	454	462
Amortization of mortgage servicing rights	—	122	386
Amortization of intangible assets	93	381	377
Provision for credit losses	2,760	2,324	1,290
Deferred income tax (benefit)/expense	(15)	(829)	519
Securities (gains)/losses	(6)	275	(13)
Charge related to Argentine government actions	—	200	—
Gains from merger-related branch divestitures	—	(430)	(843)
Gain on sale of investment in NYCE Corporation	—	(146)	—
Writedowns of principal investing investments	362	1,125	—
Loss on sale of mortgage banking business	—	428	—
Merger- and restructuring-related charges	71	549	89
Net increase in mortgages held for sale	(64)	(2,889)	(829)
Decrease/(increase) in trading assets	138	(210)	281
Increase/(decrease) in trading liabilities	1,088	(402)	(1,262)
Decrease/(increase) in due from brokers/dealers	622	(2,016)	49
Decrease/(increase) in accrued receivables, net	374	1,417	(475)
(Decrease)/increase in due to brokers/dealers	(475)	651	(349)
(Decrease)/increase in accrued liabilities	(690)	(348)	381
Other, net	(456)	1,185	(2,400)

Net cash flow provided by operating activities	5,785	2,809	1,235

Cash Flows from Investing Activities
Net decrease/(increase) in federal funds sold and securities purchased under agreements to resell	4,025	(4,895)	368
Purchases of securities available for sale	(33,495)	(23,918)	(16,139)
Proceeds from sales of securities available for sale	21,036	24,182	11,145
Proceeds from maturities of securities available for sale	9,031	7,186	4,170
Purchases of securities held to maturity	(834)	(885)	(649)
Proceeds from maturities of securities held to maturity	886	899	2,311
Net cash and cash equivalents (paid for)/received from businesses acquired	—	(970)	15
Proceeds from sales of loan portfolios	3,300	3,297	5,890
Net (increase)/decrease in loans and leases	(2,686)	2,075	(7,662)
Net cash received/(paid) in conjunction with branch divestitures and sales of businesses	—	6,790	(2,171)
Purchase of investment in corporate-owned life insurance	—	—	(300)
Purchases of premises and equipment	(413)	(645)	(601)
Net sales of mortgage servicing rights	—	10	327

Net cash flow provided by/(used in) investing activities	850	13,126	(3,296)

Cash Flows from Financing Activities
Net increase in deposits	644	1,564	571
Net (decrease)/increase in short-term borrowings	(2,746)	(7,218)	1,774
Proceeds from issuance of long-term debt	1,706	3,511	10,787
Repayments of long-term debt	(7,174)	(9,673)	(8,372)
Proceeds from issuance of common stock and exercise of warrants	115	441	288
Repurchase of common stock	—	(2,081)	(104)
Settlement of forward purchase contracts	—	—	(679)
Redemption and repurchase of preferred stock	—	(295)	(125)
Settlement of common stock warrants	—	—	(441)
Cash dividends paid	(1,482)	(1,463)	(1,362)

Net cash flow (used in)/provided by financing activities	(8,937)	(15,214)	2,337

Change in net assets of discontinued operations	1,935	(61)	(367)

Effect of foreign currency translation on cash	(221)	(69)	(25)

Net (decrease)/increase in cash and cash equivalents	(588)	591	(116)

Cash and cash equivalents at beginning of year	12,162	11,571	11,687

Cash and cash equivalents at end of year	$11,574	$12,162	$11,571

Supplemental Disclosures
Cash paid for:
Interest	$4,122	$6,360	$8,319
Income taxes, net of refund	485	1,106	1,598

Assets acquired and liabilities assumed in business combinations:
Assets acquired, net of cash and cash equivalents received	—	$1,193	$460
Net cash and cash equivalents (paid)/received	—	(970)	15
Liabilities assumed	—	223	371
Treasury stock issued	—	—	104

Divestitures:
Assets sold	—	$8,410	$10,166
Net cash received/(paid)	—	6,790	(2,171)
Liabilities sold	—	1,768	13,180

Argentine devaluation:
Loans	$2,525	—	—
Deposits	2,560	—	—

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

The accounting and financial reporting policies of FleetBoston Financial Corporation conform to accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a diversified financial services company headquartered in Boston, Massachusetts, and are organized and managed along four lines of business, which include Commercial Financial Services; Personal Financial Services; Capital Markets and International Banking.

     The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain of its accounting policies that materially affect the reported amounts of assets, liabilities, revenues and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. The following is a summary of our significant accounting policies.

Basis of Presentation. Our consolidated financial statements include the accounts of FleetBoston and its majority-owned subsidiaries, including its principal banking subsidiary, Fleet National Bank, or “FNB.” All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

     Investments in unconsolidated subsidiaries are generally accounted for using the equity method of accounting. Such investments are accounted for using the cost method of accounting if we do not have the ability to exercise significant influence over the operations of the investee and we hold less than 20% of the investee’s voting common stock or, in the case of partnerships, less than 3% to 5% of partners’ equity. Investments in unconsolidated subsidiaries are included in other assets, and our share of income or loss is recorded in other noninterest income.

     On January 1, 2002, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have accounted for our disposal activities related to Robertson Stephens; AFSA Data Corporation, or “AFSA;” our fixed income business in Asia; and Fleet Trading as discontinued operations, and have presented these discontinued operations separately in the accompanying consolidated financial statements. Information provided in these notes to consolidated financial statements reflects continuing operations, unless otherwise noted.

Foreign Currency Translation. We translate the financial statements of our foreign operations into U.S. dollars. A functional currency is designated for each foreign unit, based on our annual assessment of the economic and operating environment of the country in which the unit operates, as well as the nature of the unit’s operations.

     Where the functional currency is not the U.S. dollar, all monetary and nonmonetary assets and liabilities are translated into U.S. dollars at period-end exchange rates, while income and expenses are translated using average rates for the period. The resulting translation adjustments and any related hedge gains and losses are recorded, net of tax, in other comprehensive income, a component of stockholders’ equity.

     For foreign units where the functional currency is the U.S. dollar, all monetary assets and liabilities are translated into U.S. dollars at period-end exchange rates. Nonmonetary assets and liabilities are translated at the rate in effect at the date of acquisition. Income and expenses are translated using average rates for the period. The resulting translation adjustments and related hedge gains and losses for these units are recognized currently in foreign exchange revenue.

Cash and Cash Equivalents. For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined to include cash, due from banks and interest-bearing deposits. Foreign currency cash flows are converted to U.S. dollars using average rates for the period. Cash and cash equivalents at December 31, 2002 and 2001 included interest-bearing deposits of $3.8 billion and $3.3 billion, respectively.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase. Securities purchased under resale agreements and securities sold under repurchase agreements are treated as collateralized financing transactions and are carried in the consolidated balance sheet at the amounts at which the securities will be subsequently resold or repurchased, plus accrued interest. Our policy is to take possession of securities purchased under agreements to resell. The fair value of securities is monitored, and additional collateral may be obtained when considered appropriate to protect us against credit exposure. Where appropriate, resale and repurchase agreements with the same counterparty are reported on a net basis.

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

     Trading assets are carried at fair value. Trading securities and derivative financial instruments are valued using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Realized and unrealized gains and losses are recorded in trading profits and commissions, a component of capital markets revenue. Foreign exchange products are valued at prevailing market rates on a present value basis, and the resulting realized and unrealized gains and losses are recorded in foreign exchange revenue, a component of capital markets revenue.

Loans Held for Sale. Loans held for sale, including loans held for sale or accelerated disposition, or “AHAD,” are recorded at the lower of cost or fair value. The fair value of loans held for sale is based on quoted market prices, if available, recent sales of similar loans, independent valuations, or the present value of cash flows discounted at an appropriate interest rate. Loans held for sale are included in other assets.

Securities Available for Sale and Held to Maturity. This portfolio principally includes debt securities that are purchased in connection with our balance sheet management activities and debt and equity securities purchased by our principal investing and capital markets-related businesses. These securities are classified at the time of purchase, based on management’s intentions, as held to maturity or available for sale.

     Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, net of the amortization of any premium and the accretion of any discount. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of our balance sheet management strategy, that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other similar factors. Within the available for sale category, equity securities and debt securities are reported at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income. Equity securities that do not have a readily determinable fair value are reported at cost. Realized gains and losses, which are computed using the specific identification method, and unrealized losses on individual securities that are deemed to be other than temporary are recorded in securities gains/(losses), a component of capital markets revenue.

Principal Investing Securities. Investments in private companies are generally accounted for under the cost method and are carried in the consolidated balance sheet at cost less declines in value deemed other than temporary. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in capital markets revenue when they are sold or otherwise exchanged, or when declines in value are deemed other than temporary. Certain equity investments in private companies are accounted for under the equity method, with changes in carrying value recognized currently in capital markets revenue. A determina-

tion to use the equity method is generally based on the level of our ownership interest and whether we have the ability to influence the operating or financial decisions of the investee.

     Investments in public companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. When such investments are liquidated or deemed impaired, gains and losses are recorded in capital markets revenue. Investments in investment fund partnerships are accounted for under the equity method of accounting, using financial information for the partnerships provided by the respective investment fund managers, with changes in carrying value recognized currently in capital markets revenue. Investments in private and public companies are included in securities available for sale, and investments in investment fund partnerships are included in other assets.

Loans and Leases. Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs and net of unearned income, if any. Credit card receivables include billed and uncollected interest and fees. Lease financing receivables, including leveraged leases, are reported at the aggregate of lease payments receivable and estimated residual values, net of unearned and deferred income, including unamortized investment credits. Lease residual values are reviewed regularly for other-than-temporary impairment, with valuation adjustments recognized currently against noninterest income. Leveraged leases are reported net of non-recourse debt. Unearned income is recognized to yield a level rate of return on the net investment in the leases.

Nonperforming Assets. Nonperforming assets include loans, lease financing receivables and debt securities for which income recognition has ceased or is limited, as well as foreclosed assets. Nonperforming assets also include impaired loans, which are commercial and commercial real estate loans on nonaccrual status as well as troubled debt restructurings. Loans and lease financing receivables are placed on nonaccrual status as a result of past-due status or a judgment by management that, although payments are current, such action is prudent. Commercial loans and leases on which payments are past due 90 days or more are placed on nonaccrual status unless they are well-secured and in the process of collection or renewal. Consumer loans, with the exception of credit card receivables, are placed on nonaccrual status and losses, if any, are charged off at no more than 180 days past due. Credit card receivables are charged off at 180 days past due or 60 days from notification of bankruptcy and are not placed on nonaccrual status. Related accrued interest and fees are reversed against current period income.

     When a loan or lease is placed on nonaccrual status, interest accrued but uncollected is generally reversed against interest income. Cash receipts on nonaccruing commercial loans and leases are generally applied to reduce the unpaid principal balance, and cash receipts on nonaccruing consumer loans are recognized in income on a cash basis. Our policies for classification of impaired loans and recognition of interest income on impaired loans are the same as those for nonaccrual loans.

     A loan is classified as a troubled debt restructuring in the year of restructuring if a significant concession is granted to the borrower due to deterioration in the borrower’s financial condition. Foreclosed assets are composed of property acquired through a foreclosure proceeding or when physical possession of the collateral is taken regardless of when foreclosure proceedings have taken place. Foreclosed assets are included in other assets.

     Loans and leases are generally returned to accrual status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms and, in management’s opinion, are fully collectible. Loans that have undergone a troubled debt restructuring are returned to accrual status after a seasoning period if the restructured loan bears a market rate of interest and full collectibility is not in doubt.

Reserve for Credit Losses. The reserve for credit losses is available for future charge-offs of estimated probable credit losses existing in the lending portfolio as of the balance sheet date. Loans and leases, or portions thereof, deemed uncollectible are charged off against the reserve, while recoveries of amounts previously charged off are credited to the reserve. Amounts are charged off after giving consideration to such factors as the customer’s financial condition, underlying collateral and guarantees, and general and industry economic conditions.

     The reserve for credit losses reflects management’s determination of estimated probable credit losses existing in the lending portfolio. The portion of the reserve related to loans that are identified as impaired, which are commercial and commercial real estate loans on nonaccrual status and troubled debt restructurings, is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan.

     We perform periodic, systematic reviews of our lending portfolios to identify inherent credit losses, and to assess the overall probability of collection. In addition, we periodically evaluate prevailing economic, business and, in some cases, political conditions, including emerging market risks and the impact of currency devaluation on cross-border exposures, industry concentrations, changes in the size and characteristics of the portfolio and other pertinent factors. We also analyze historical default and loss experience which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of reserve to cover the estimated probable credit losses inherent in each lending category. An additional unallocated reserve is also provided to reflect the complexity of the lending portfolio, and the degree of estimation involved in assessing the overall adequacy of the reserve for credit losses.

     Commercial loans and leases and their related unfunded commitments to extend credit are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10”

(high risk of loss). Loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 are subject to further individual review to determine the need for a specific loan loss allocation. Additionally, derived or calculated loan loss allocations are provided for loans not specifically reviewed. Loss factors are assigned using actual FleetBoston default and loss history for loans with a credit risk rating of “1” to “7.” The combination of these analyses is the basis for determining the commercial loan and lease portion of the reserve for credit losses.

     Consumer loans, which include credit card receivables, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is primarily based on one year of forecasted net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model. Credit risk for small business loans is analyzed in a similar manner but a risk rating migration analysis, rather than delinquency and one year of forecasted net losses, serves as the basis for the reserve.

     A “sovereign risk” analysis, which assesses the cross-border risk of credit loss, is performed as part of our review of our international commercial and consumer loan portfolios.

     Testing of forecasted net credit losses and specific allocations of the reserve is performed quarterly. Adjustments to reserve allocations for specific segments of the loan and lease portfolio may be made as a result of this testing, depending on the accuracy of forecasted net credit losses and other credit- or policy-related issues.

     The collective results of the above-described analyses are reviewed and discussed by our Loan Loss Reserve Committee, the respective lines of business and the Collections group. Management further considers, on a quarterly basis, the appropriate need for an unallocated component of the reserve for credit losses. Based on these analyses, the aggregate reserve for credit losses, which is available for losses sustained in any lending category, is maintained at levels considered adequate by management to provide for probable credit losses existing in the lending portfolios.

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

Premises and Equipment. Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. For leasehold improvements, amortization is computed using the straight-line method over the lesser of the remaining lease term or the estimated life of the improvement.

Goodwill and Intangible Assets. On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the new standard, goodwill, including that acquired before initial application of the standard, is no longer amortized but is tested for impairment at least annually. Identified finite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment when circumstances warrant. Intangible assets that have an indefinite useful life are not amortized until such useful life is determined to be no longer indefinite. Evaluation of the remaining useful life of an intangible asset that is not being amortized must be completed each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets must be tested for impairment at least annually, or more frequently if warranted.

     Intangible assets with finite lives are generally amortized on a straight-line basis over the estimated period benefited. In certain acquisitions, a core deposit intangible asset is recorded and amortized over a period not to exceed ten years. Purchased credit card intangibles are amortized over a period not to exceed six years. We review our intangible assets for events or changes in circumstances that may indicate that the carrying amount of the assets may not be recoverable, in which case an impairment charge is recognized currently.

Stock-Based Compensation. Prior to January 1, 2002, we accounted for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board, or “APB,” Opinion No. 25, “Accounting for Stock Issued to Employees.” During 2002, effective for stock options granted subsequent to January 1, 2002, we adopted the fair value accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123,” we elected to account for this adoption under the prospective method, and will continue to account for stock options granted prior to January 1, 2002 using the intrinsic value method, under which no compensation expense is recorded.

     Using the fair value accounting provisions of SFAS No. 123, compensation expense equal to the estimated fair value of stock options at the grant date is recognized over the options’ vesting period. We estimate the fair value of stock options on the date of grant using the Black-Scholes option-pricing model.

     The following table presents net income and earnings per share, as reported, and on a pro forma basis as if the fair value accounting provisions of SFAS No. 123 had been applied to all stock-based compensation granted since the standard’s effective date:

December 31	2002	2001	2000
In millions

Net income, as reported	$1,188	$931	$3,910
Add: stock-based compensation expense included in reported net income, net of taxes	37	22	44
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	134	116	119

Pro forma net income	$1,091	$837	$3,835

Earnings per share:
Basic-as reported	$1.12	$.84	$3.58
Basic-pro forma	1.03	.75	3.51

Diluted-as reported	$1.12	$.83	$3.52
Diluted-pro forma	1.02	.75	3.45

Fees on Loans. Loan origination fees are amortized into interest income as an adjustment to the loan’s yield over the term of the loan. Loan commitment fees are generally deferred and amortized into noninterest income on a straight-line basis over the commitment period. Other credit-related fees, including letter of credit fees, are recognized in noninterest income when earned.

Brokerage Fees and Commissions. We recognize commission revenue and brokerage, exchange and clearance fees on a trade date basis.

Underwriting, Advisory and Other Investment Banking Fees. We record underwriting fees, net of syndicate expenses, at the time the underwriting is completed and the income is reasonably determinable. Advisory fees are recorded on the offering date. Other investment banking fees are recognized in accordance with the terms of the respective engagement letter, usually when the services have been performed or the transaction has closed.

Cash Management Fees. We record cash management fees when the service has been performed for our customers and the amount of fees earned is reasonably determinable.

Employee Benefits Expense. Employee benefits expense includes prior and current service costs of pension and other postretirement benefit plans, which are accrued on a current basis, as well as contributions under defined contribution savings plans, unrestricted awards under other employee plans, and the amortization of restricted stock awards.

Income Taxes. We record current tax liabilities or assets through charges or credits to the current tax provision for the estimated taxes payable or refundable for the current year. Deferred tax assets and liabilities are recorded for future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax assets will not be realized.

Earnings Per Common Share. Basic earnings per common share is calculated by dividing net income applicable to common shares (net income less preferred stock dividends declared) by the weighted average number of common shares outstanding during the period, which excludes unvested shares of restricted stock. Diluted earnings per common share is calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period and the shares representing the dilutive effect of common stock options, restricted stock and warrants outstanding. The effect of common stock options, restricted stock and warrants outstanding is excluded from the calculation of diluted earnings per common share in periods in which the effect would be antidilutive.

Special Purpose Entities. We use special purpose entities, or “SPEs,” including securitization trusts, commercial paper conduits and asset management vehicles, as a source of funding, to provide liquidity, and to provide financial services to our corporate customers.

     We use securitization trusts as a source of funding and as a liquidity management tool. These trusts are structured as qualifying SPEs, or “QSPEs,” which are defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are not required to be consolidated by the transferor. Financial assets, including commercial loans, credit card receivables and home equity loans, are transferred from our balance sheet to the QSPEs, which are legally isolated from us. The assets and liabilities of the QSPEs are not included in our consolidated balance sheet, except for our retained interests in such assets. Subordinated retained interests, which include residual positions such as interest-only strips and certain subordinated principal balances, accrued interest and fees, debt securities, overcollateralization positions and cash collateral accounts, are initially recorded at their allocated carrying amounts based on the relative fair value of assets sold and retained. Residual positions are subsequently carried at fair value, which is generally estimated based on the present value of expected future cash flows, calculated using management’s best estimates of key assumptions, including credit losses, loan repayment speeds and discount rates commensurate with the risks involved. These interests represent our maximum risk exposure with respect to QSPEs. The investors in the debt securities issued by the trusts have no further recourse against us if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs. Gains on initial sale and subsequent servicing fees are recorded in credit card revenue when earned.

     Other SPEs, including commercial paper conduits and asset management vehicles which are not structured as QSPEs, acquire and manage pools of assets on behalf of third parties. These SPEs obtain funding primarily through the sale of debt securities and commercial paper. The assets and liabilities of these SPEs are not included in our consolidated balance sheet. In determining that consolidation of these SPEs is not required, we have historically considered such factors as the amount of third party equity, our retention of risks and rewards, and the extent of control available to third parties. We are currently evaluating each of these SPEs to determine whether they meet the definition of a variable interest entity and whether consolidation will be required beginning in the third quarter of 2003 under recently promulgated accounting standards. For more information, see the Recent Accounting and Regulatory Developments section of this Note.

     We provide access to liquidity for our corporate customers through asset-backed commercial paper conduits. These conduits, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans secured by the financial assets of customers. The assets of the conduits are generally of investment grade quality and are typically secured by other financial assets such as leases, trade receivables, or cash held as collateral. We do not sell our own assets to these conduits.

     Investors in commercial paper issued by the conduits receive direct credit support from FleetBoston in the form of credit derivative contracts or financial standby letters of credit. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties and hold cash collateral provided by such third parties. Commercial paper investors also benefit from backup liquidity lines of credit provided by FleetBoston and third parties. Credit derivative contracts are included in our consolidated balance sheet at fair value, with changes in fair value recorded currently in trading profits and commissions. Financial standby letters of credit and unfunded liquidity lines of credit are not included in our consolidated balance sheet but are reported as commitments, which are disclosed in Note 10. We receive fees for structuring transactions for customers and providing administrative services to the conduits, which are recorded in noninterest income when earned.

     We provide asset management and related services to asset management vehicles which acquire and manage pools of financial assets, primarily loans and bonds, on behalf of third parties. We typically hold minority interests in the equity issued by the vehicles, which are accounted for using the equity method and are included in other assets. We generally do not sell our own assets to these vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. We receive fees for asset management services provided to these vehicles, which are recorded in noninterest income when earned.

Derivative Instruments. Derivative instruments are recorded in our consolidated balance sheet at their fair value. On the date a derivative contract is entered into, the derivative is designated as: (1) a hedge of the fair value of a recognized fixed-rate asset or liability or of an unrecognized firm commitment (a “fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized variable-rate asset or liability (a “cash flow” hedge); (3) a foreign currency fair value or cash flow hedge (a “foreign currency” hedge); (4) a hedge of a net investment in a foreign operation; or (5) “held for trading” (“trading” instruments).

     Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies – as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in trading profits and commissions. Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies as – a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in trading profits and commissions. Changes in the fair value of derivatives that are highly effective – and that are designated and qualify as – foreign currency hedges are recorded in either current period foreign exchange revenue or other comprehensive income, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of tax, in the cumulative translation adjustments component of other comprehensive income. Lastly, changes in the fair value of derivative trading instruments are recognized currently in trading profits and commissions.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

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

     When it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in trading profits and commissions. The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to net interest income. The component of other comprehensive income related to discontinued cash flow hedges is amortized to net interest income over the original term of the hedge contract.

     When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in trading profits and commissions. Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in other noninterest income. Gains and losses that were accumulated in other comprehensive income pursuant to the hedge of a forecasted transaction are recognized immediately in other noninterest income.

Recent Accounting and Regulatory Developments.

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been referred to as SPEs.

     Until now, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are not controlled through voting interests, or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns, or both.

     The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established.

     We are currently evaluating the significant SPEs with which we do business to determine whether they meet the definition of a VIE and whether consolidation might be required by the Interpretation. As described in Note 17, these SPEs include securitization trusts, commercial paper conduits, and asset management vehicles. The scope of the Interpretation does not extend to securitization trusts that utilize QSPEs, which are defined by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and are not required to be consolidated by the transferor. We believe it is reasonably possible that the commercial paper conduits and asset management vehicles meet the definition of a VIE. In addition, we may be required to consolidate the conduits, which held aggregate assets of $6.2 billion at December 31, 2002. However, we are currently evaluating alternative structures that would permit some or all of the conduits to remain unconsolidated. We are also evaluating each of our asset management vehicles to determine whether consolidation will be required.

     In January 2003, the Federal Financial Institutions Examination Council, or “FFIEC,” established new guidance concerning a variety of credit card lending issues related to account management, income recognition and loss allowance practices. This guidance is not expected to have a material impact on FleetBoston. Our past practices for estimating the credit loss reserves required relative to our overall credit card activities will be refined in 2003 to more specifically address uncollectible accrued interest and fees and our recent experience with the credit card receivable liquidation cycle.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

     In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to em-

ployee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price.

     The disclosure requirements of the Interpretation are effective for FleetBoston as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by FleetBoston are disclosed in Note 10. We do not expect the requirements of the Interpretation to have a material impact on our financial position, results of operations or liquidity.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard is effective for exit or disposal activities initiated after December 31, 2002, and generally requires costs associated with exit or disposal activities (including costs related to involuntary terminations and contract termination costs) to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized.

Note 2. Discontinued Operations

In the second quarter of 2002, we announced our decision to divest Robertson Stephens, AFSA Data Corporation, or “AFSA,” and our fixed income business in Asia, in order to re-deploy capital to our core businesses and reduce earnings volatility. In addition, in the fourth quarter of 2002, we approved a plan to discontinue the operations of Fleet Trading, our NASDAQ market-making business, based on similar strategies.

     We completed the sale of AFSA in June 2002 and recognized a gain of approximately $300 million ($173 million after-tax). We ceased operations and substantially completed the winding down of Robertson Stephens during 2002, and expect to substantially complete the disposal of the Asia fixed income business in early 2003. In the fourth quarter of 2002, Fleet Trading ceased its operations by formally withdrawing from the NASDAQ market-making business.

     Financial information related to these businesses is presented separately in our income statement as discontinued operations. The remaining assets of these businesses are held for sale as of December 31, 2002, and are included on a separate line item in the accompanying consolidated balance sheet at the lower of carrying value or estimated fair value less costs to dispose. The remaining liabilities, including related exit costs, are included on a separate line item in the consolidated balance sheet. Prior period information has been presented on the same basis.

     The following table presents condensed, combined results of operations for Robertson Stephens, Asia, AFSA, and Fleet Trading. Included in noninterest income is the above-mentioned AFSA gain on sale, and included in noninterest expense are estimated losses of $638 million ($421 million after-tax), $50 million ($30 million after-tax) and $27 million ($17 million after-tax) related to Robertson Stephens, the Asia fixed income business and Fleet Trading, respectively. The gain on sale and the estimated losses were all recorded in 2002.

December 31	2002	2001	2000
In millions

Interest income	$85	$189	$323
Interest expense	35	79	173

Net interest income	50	110	150

Provision for credit losses	15	6	5
Noninterest income	645	784	1,902
Noninterest expense	1,156	935	1,510

(Loss)/income before income taxes	(476)	(47)	537

Income tax (benefit)/expense	(140)	(10)	199

Net (loss)/income	$(336)	$(37)	$338

The aggregate estimated pre-tax loss of $715 million related to the disposals of Robertson Stephens, the Asia fixed income business and Fleet Trading, itemized above, was composed of a goodwill write-off of $289 million related to Robertson Stephens and exit costs of $426 million related to the three businesses. These exit costs are discussed in more detail in Note 15.

     The following table presents the combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens, the Asia fixed income business and Fleet Trading as of December 31, 2002, and AFSA, Robertson Stephens, the Asia fixed income business and Fleet Trading as of December 31, 2001. These aggregate assets and liabilities are included in our consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

	December 31,	December 31,
In millions	2002	2001

Cash and cash equivalents	$109	$546
Trading assets	29	2,365
Net loans	215	1,191
Goodwill	—	305
Other assets(a)	301	627

Total assets	$654	$5,034

Deposits	$150	$1,607
Short-term borrowings	—	877
Other liabilities(b)	398	509

Total liabilities	$548	$2,993

(a)	Includes securities, due from brokers/dealers, premises and equipment and other assets.

(b)	Includes trading liabilities, due to brokers/dealers and accrued expenses and other liabilities.

Note 3. Acquisitions and Divestitures

On November 1, 2001, we completed our acquisition of the asset management businesses of Liberty Financial Companies, Inc. for approximately $970 million in cash. Since this acquisition was accounted for under the purchase method of accounting, the acquisition has been included in the accompanying consolidated financial statements since the acquisition date.

     In connection with this acquisition, we recorded goodwill of $744 million, which included $210 million of purchase accounting adjustments consisting of exit costs of $48 million and fair value adjustments of $162 million. The goodwill was recorded in our Wealth Management and Brokerage business, a component of our Personal Financial Services line of business. In addition, customer relationship intangibles aggregating $195 million were recorded. All of the goodwill related to this acquisition is deductible for federal income tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over ten and twelve years. For further discussion of the exit costs, refer to Note 15.

     On June 1, 2001, we completed the sale of Fleet Mortgage Corporation, our mortgage banking subsidiary with approximately $8 billion of assets. The sale resulted in an aggregate loss of $428 million ($285 million after-tax).

Note 4. Securities

December 31	2002				2001
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
In millions	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Securities available for sale:
U.S. Treasury and government agencies	$2,017	$15	—	$2,032	$4,466	$8	$22	$4,452
Mortgage-backed securities	21,295	455	$8	21,742	13,786	326	55	14,057
Foreign debt securities	1,171	2	88	1,085	2,199	34	33	2,200
Other debt securities	2,431	26	11	2,446	2,854	25	30	2,849

Total debt securities	26,914	498	107	27,305	23,305	393	140	23,558

Marketable equity securities	411	20	6	425	492	22	32	482
Other equity securities	1,815	—	—	1,815	1,951	—	—	1,951

Total securities available for sale	29,140	518	113	29,545	25,748	415	172	25,991

Securities held to maturity:
State and municipal	544	5	—	549	588	3	—	591
U.S. Treasury and government agencies	11	—	—	11	24	—	—	24
Foreign debt securities	319	—	—	319	—	—	—	—
Other debt securities	6	—	—	6	1	—	—	1

Total securities held to maturity	880	5	—	885	613	3	—	616

Total securities	$30,020	$523	$113	$30,430	$26,361	$418	$172	$26,607

At December 31, 2002, $13.8 billion of securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, compared with $12.5 billion at December 31, 2001.

     Proceeds from sales of securities available for sale during 2002, 2001, and 2000 were $21 billion, $24 billion, and $11 billion, respectively. Gross gains of $530 million and gross losses of $120 million were realized on those sales in 2002, gross gains of $280 million and gross losses of $380 million were realized on those sales in 2001, and gross gains of $120 million and gross losses of $107 million were realized on those sales in 2000. In addition, we recognized losses of approximately $64 million in 2002 and $175 million in 2001 in connection with writedowns of certain securities available for sale which experienced a decline in value that was deemed other than temporary. Also, in 2002, we had a $340 million writedown relating to an Argentine government compensation bond, which is included in securities held to maturity. The above amounts for each year exclude principal investing revenues, which are included in capital markets revenue.

     The carrying values, by contractual maturity, of debt securities available for sale and securities held to maturity are presented in the following tables. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

December 31, 2002	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
U.S. Treasury and government agencies	$155	$1,872	$5	—	$2,032
Mortgage-backed securities	8	246	1,277	$20,211	21,742
Foreign debt securities	627	421	36	1	1,085
Other debt securities	900	1,211	221	114	2,446

Total debt securities	$1,690	$3,750	$1,539	$20,326	$27,305

Percent of total debt securities	6.19%	13.73%	5.64%	74.44%	100.00%
Weighted average contractual yield(a)	7.26	4.36	4.98	4.76	4.87

Amortized cost	$1,718	$3,768	$1,502	$19,926	$26,914

Maturities of Securities Held to Maturity

December 31, 2002	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
State and municipal	$525	$15	$3	$1	$544
U.S. Treasury and government agencies	10	1	—	—	11
Foreign debt securities(b)	—	80	239	—	319
Other debt securities	6	—	—	—	6

Total debt securities	$541	$96	$242	$1	$880

Percent of total debt securities	61.48%	10.91%	27.50%	.11%	100.00%
Weighted average contractual yield(a)	2.55	2.65	1.93	8.08	2.40

Market value	$545	$96	$243	$1	$885

(a)	A tax-equivalent adjustment has been included in the calculations of the yields to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.

(b)	Represents the net carrying value of an Argentine government compensation bond issued to compensate FleetBoston for the difference between converting loans at a rate of 1 peso per U.S. dollar and deposits at 1.4 pesos per U.S. dollar. The bond is currently not accruing interest. Included in the weighted average contractual yield is the bond’s contractual yield, which is based on the 6 month LIBOR rate.

Note 5. Loans and Leases

December 31	2002	2001
In millions

Domestic:
Commercial and industrial	$39,359	$48,486
Commercial real estate:
Construction	2,008	2,717
Interim/permanent	8,993	8,800
Home equity	22,840	13,862
Residential real estate	11,092	8,131
Credit card	5,894	5,547
Other consumer	3,342	4,685
Lease financing	11,199	12,370

Total domestic loans and leases, net of unearned income	104,727	104,598

International:
Commercial	11,469	16,640
Consumer	1,005	2,776
Lease financing	3,179	2,974

Total international loans and leases, net of unearned income	15,653	22,390

Total loans and leases, net of unearned income(a)	$120,380	$126,988

(a)	Net of unearned income of $3.7 billion at both December 31, 2002 and 2001.

Domestic and international lease financing receivables primarily included full-payout, direct financing leases to corporate customers. The receivables also included leveraged and operating leases. Our consolidated investment in leveraged leases totaled approximately $4 billion at December 31, 2002. For federal income tax purposes, we retain the tax benefit of depreciation on the entire leased unit and interest on the related long-term debt, which is non-recourse to FleetBoston. Deferred taxes arising from leveraged leases totaled approximately $3 billion at December 31, 2002. Future minimum lease payments to be received are approximately $2.8 billion, 2003; $2.1 billion, 2004; $1.6 billion, 2005; $1.1 billion, 2006; $.8 billion, 2007; and $6.2 billion, 2008 and thereafter. Consolidated lease financing balances included aggregate operating leases of $1.2 billion and $1.4 billion at December 31, 2002 and 2001, respectively.

     At December 31, 2002 and 2001, nonperforming assets, or “NPAs,” totaled $3.5 billion and $1.8 billion, respectively, including $3 billion of nonperforming loans, or “NPLs,” and $455 million of other NPAs at December 31, 2002, compared with $1.8 billion of NPLs and $32 million of other NPAs at December 31, 2001. Total NPAs at December 31, 2002 and 2001, respectively, included $1.7 billion and $263 million related to Argentina. NPAs as a percentage of related assets were 2.86% and 1.46% at December 31, 2002 and 2001, respectively.

     For 2002 and 2001, the gross interest income that would have been recorded if the NPLs had been current in accordance with their original contractual terms, and had been outstanding throughout the period (or since origination if held for part of the period), was $272 million and $149 million, respectively, and actual interest income from those loans included in net income for the period was $60 million and $31 million, respectively.

     NPAs included impaired loans of $2.7 billion and $1.5 billion at December 31, 2002 and 2001, respectively.

     The following table presents information related to impaired loans.

December 31	2002	2001
In millions

Impaired loans with a reserve	$1,884	$1,132
Impaired loans without a reserve	768	333

Total impaired loans	$2,652	$1,465
Reserve for impaired loans(a)	$913	$474

Average balance of impaired loans during the year ended December 31	$2,366	$1,186

(a)	The reserve for impaired loans is included in the overall reserve for credit losses.

At December 31, 2002 and 2001, we had AHAD with a net carrying value of $138 million and $270 million, respectively, none of which was accruing interest. Transfers to this category are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. Such assets are included in other assets in our consolidated balance sheet.

Note 6. Reserve for Credit Losses

Year ended December 31	2002	2001	2000
In millions

Balance at beginning of year	$3,634	$2,709	$2,816
Provision charged to income	2,760	2,324	1,290
Loans and leases charged off	(2,695)	(1,614)	(1,509)
Recoveries of loans and leases charged off	235	228	272
Other(a)	(70)	(13)	(160)

Balance at end of year(b)	$3,864	$3,634	$2,709

(a)	2002 primarily related to the devaluation of the peso in Argentina and sales of credit card receivables in the fourth quarter of 2002. 2000 was primarily composed of reserves related to divestitures of loans as well as a reduction of $75 million related to the sale of troubled commercial loans.

(b)	Amounts included $136 million, $175 million and $239 million at December 31, 2002, 2001 and 2000, respectively, related to unfunded commitments to extend credit and other off-balance sheet financial instruments, including $59 million, $53 million and $53 million, respectively, related to financial standby letters of credit.

Note 7. Goodwill and Intangible Assets

The carrying value of goodwill was $4.3 billion at December 31, 2002 and $4.4 billion at December 31, 2001. No goodwill was acquired, and no impairment was recognized, in 2002, exclusive of the write-off of goodwill related to the disposal of Robertson Stephens, which is discussed in Note 2.

     The carrying value of goodwill by line of business at December 31, 2002 was $2.8 billion for Personal Financial Services, $1.1 billion for Commercial Financial Services, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were unchanged from December 31, 2001 except for International Banking, which declined $.1 billion due primarily to the devaluation of the Argentine peso.

     The following table presents the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at December 31, 2002 and 2001.

	December 31, 2002		December 31, 2001
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:
Purchased credit card	$398	$302	$398	$230
Customer relationship(a)	195	19	195	3

(a)	Recorded in connection with the Liberty acquisition in November 2001.

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at December 31, 2002 and December 31, 2001 was $284 million and $372 million, respectively. Related amortization expense recorded for the years ended December 31, 2002 and 2001 was $93 million and $80 million, respectively. Estimated amortization for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $81 million, $53 million, $18 million, $18 million and $17 million, respectively.

     The carrying value of indefinite-lived intangible assets was $66 million and $13 million at December 31, 2002 and December 31, 2001, respectively.

Note 8. Short-Term Borrowings

		Securities
	Federal	Sold Under	Other
	Funds	Agreements to	Short-Term
Dollars in millions	Purchased	Repurchase	Borrowings

2002
Balance at December 31	$1,440	$5,920	$3,950
Highest balance at any month-end	3,025	7,370	10,273
Average balance for the year	1,438	6,323	6,188
Weighted average interest rate as of December 31.90%		2.71%	5.46%
Weighted average interest rate paid for the year	1.46	3.28	3.04

2001
Balance at December 31	$1,341	$7,895	$5,343
Highest balance at any month-end	4,513	7,970	19,725
Average balance for the year	2,115	7,056	10,674
Weighted average interest rate as of December 31	1.46%	4.33%	7.59%
Weighted average interest rate paid for the year	4.09	5.00	5.65

2000
Balance at December 31	$5,733	$7,222	$8,739
Highest balance at any month-end	5,733	8,204	21,300
Average balance for the year	3,500	6,698	11,929
Weighted average interest rate as of December 31	4.71%	5.81%	8.47%
Weighted average interest rate paid for the year	6.25	6.41	7.54

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. We generally maintain possession of the securities in repurchase transactions.

     Other short-term borrowings generally mature within 90 days, although commercial paper may have a term of up to 270 days.

Note 9. Long-Term Debt

December 31		2002	2001
Dollars in millions	Maturity Date

Senior notes and debentures:
Parent company:
Floating-rate MTNs	2002-2005	$2,939	$3,455
Fixed-rate MTNs 4.20%-6.849%	2002-2007	360	325
7.95% notes	2003	20	20
7.25% notes	2005	1,500	1,500
4.875% notes	2006	1,000	1,000
Other	2013	1	1

Total parent company		5,820	6,301

Affiliates:
FHLB borrowings	2002-2020	2,202	2,266
Floating-rate notes	2002-2051	3,220	7,422
Fixed-rate notes	2002-2027	264	405
Other	2002-2026	30	114

Total affiliates		5,716	10,207

Total senior notes and debentures		11,536	16,508

Subordinated notes and debentures:
Parent company:
8.625% subordinated notes	2002	—	175
6.875%-7.20% subordinated notes	2003	400	400
6.625%-8.125% subordinated notes	2004	550	561
6.625% subordinated notes	2005	350	350
7.125% subordinated notes	2006	300	300
8.625% subordinated notes	2007	107	107
6.375%-6.50% subordinated notes	2008	500	500
7.375% subordinated notes	2009	500	500
7.00%-7.75% subordinated MTNs	2012-2013	—	125
6.70%-6.875% subordinated notes	2028	750	750

Total parent company		3,457	3,768

Affiliates:
8.375% subordinated notes	2002	—	200
6.75% subordinated notes	2003	50	50
8.00% subordinated notes	2004	200	200
8.625% subordinated notes	2005	250	250
7.375% subordinated notes	2006	200	200
6.50%-7.00% subordinated notes	2007	400	400
6.375% subordinated notes	2008	750	750
5.75% subordinated notes	2009	400	400

Total affiliates		2,250	2,450

Total subordinated notes and debentures		5,707	6,218

Company-obligated mandatorily redeemable trust securities of capital trusts:
BankBoston Capital Trust I, 8.25%	2026	250	250
Fleet Capital Trust I, 8.00%	2027	84	84
Summit Capital Trust I, 8.40%	2027	150	150
BankBoston Capital Trust II, 7.75%	2026	250	250
Fleet Capital Trust II, 7.92%	2026	250	250
BankBoston Capital Trust III, floating-rate	2027	250	250
Fleet Capital Trust III, 7.05%	2028	120	120
BankBoston Capital Trust IV, floating-rate	2028	250	250
Fleet Capital Trust IV, 7.17%	2028	150	150
Fleet Capital Trust V, floating-rate	2028	250	250
Fleet Capital Trust VI, 8.80%	2030	300	300
Fleet Capital Trust VII, 7.20%	2031	500	500
Fleet Capital Trust VIII, 7.20%	2032	534	—

Total company-obligated mandatorily redeemable trust securities of capital trusts		3,338	2,804

Total long-term debt		$20,581	$25,530

The subordinated notes all provide for single principal payments at maturity. All of the parent company fixed-rate senior notes pay interest semiannually, provide for single principal payments and are not redeemable prior to maturity. The affiliate senior notes and debentures are not redeemable prior to maturity except for $1.4 billion of Federal Home Loan Bank, or “FHLB,” borrowings which are redeemable at the option of the FHLB of New York. Of the total redeemable borrowings, $1.3 billion are currently redeemable and $40 million are redeemable in 2003.

     During 2002, we issued $616 million of senior floating-rate MTNs due 2004 through 2005, $110 million of 4.39% senior fixed-rate notes due 2007 and $250 million of 4.20% senior fixed-rate notes due 2007. The senior floating-rate MTNs pay interest at rates tied to the London Interbank Offered Rate, or “LIBOR,” reset monthly or quarterly. Additionally, our statutory business trust, Fleet Capital Trust VIII, issued $534 million of 7.20% fixed-rate trust preferred securities due 2032.

     As part of our balance sheet management process, we use interest rate swaps to modify the re-pricing and maturity characteristics of certain long-term debt. These interest rate risk management activities are discussed in greater detail in Note 13.

     The aggregate payments required to retire long-term debt are: $4.7 billion in 2003; $3.2 billion in 2004; $3.2 billion in 2005; $1.8 billion in 2006; $967 million in 2007, $1.4 billion in 2008, $922 million in 2009 and $4.4 billion thereafter.

     We have an effective shelf registration statement filed with the Securities and Exchange Commission, or “SEC,” providing for the issuance of common and preferred stock or trust preferred securities, senior or subordinated debt securities and other debt securities, with a remaining availability of $1.9 billion at December 31, 2002. Additionally, FleetBoston and FNB have access to the Euro market under a $4.5 billion Euro MTN program. Availability under this program was $2.8 billion at December 31, 2002.

Trust Preferred Securities

We have thirteen statutory business trusts, of which we own all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by FleetBoston.

     The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of FleetBoston, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of FleetBoston. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. Refer to Note 20 for the aggregate amount of subordinated debentures currently outstanding. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust securities. We fully and unconditionally guarantee each trust’s obligations under the trust securities. Additional information concerning restrictions on our ability to obtain funds from our subsidiary banks is included in Note 12.

     All of the trust preferred securities may be prepaid at the option of the trusts, in whole or in part, on or after their respective prepayment dates. At December 31, 2002, the interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V floating-rate trust preferred securities were 2.16%, 2.02% and 2.41%, respectively.

Note 10. Commitments and Contingencies

We have obligations under a number of noncancelable operating leases for premises and equipment. The minimum annual rental commitments under these leases at December 31, 2002, exclusive of taxes and other charges, were as follows: $304 million in 2003; $279 million in 2004; $247 million in 2005; $215 million in 2006; $184 million in 2007; and $545 million in 2008 and thereafter. Total rental expense for 2002, 2001 and 2000, including cancelable and noncancelable leases, amounted to $312 million, $293 million, and $268 million, respectively.

     Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

     The following table presents our commitments at December 31, 2002 and 2001. These commitments are not included in our consolidated balance sheet.

Commitments

	Contractual Amount
December 31	2002		2001
In millions

Commitments to extend credit:
Commercial, including backup liquidity lines	$65,285		$78,205
Credit card	67,599		58,232
Other consumer	12,244		9,586
Financial standby and performance letters of credit, financial guarantees and foreign office guarantees (net of participations)	11,968	(a)	11,411
Commercial letters of credit	1,845		1,881
Securities lent under stock borrowing, customer and non-customer agreements	4,275		4,827
Other commercial commitments	1,610		2,011

(a)	Included $7.7 billion, $3.2 billion and $1.1 billion expiring in under one year, in one to three years and after three years, respectively.

Commitments to extend credit are agreements to lend to customers in accordance with contractual provisions. These commitments usually are for specific periods or contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future cash requirements, in that commitments often expire without being drawn upon. In connection with asset-backed commercial paper programs that utilize SPEs, we have unfunded commitments to provide liquidity to the related commercial paper conduits in the event funding cannot be readily accessed in the commercial paper market. These liquidity commitments totaled approximately $3.7 billion at December 31, 2002, and no amounts were outstanding under such facilities. More information about these conduits is included in Note 17.

     Letters of credit and financial guarantees are agreements whereby FleetBoston guarantees the performance of a customer to a third party. Collateral may be required to support letters of credit in accordance with management’s evaluation of the creditworthiness of each customer. The credit exposure assumed in issuing letters of credit and financial guarantees is essentially equal to that assumed in other lending activities.

     We receive collateral under stock borrowing, customer and non-customer agreements, which we have the ability to sell or repledge. As of December 31, 2002, we had received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of $6.6 billion, which we can sell or repledge. Of this amount, $4.3 billion, reflected in the preceding table, had been pledged or sold as of December 31, 2002, in connection with securities lent, bank borrowings and deposits with clearing organizations. As of December 31, 2001, such amounts were $7.4 billion and $4.8 billion, respectively.

     Other commercial commitments represent unfunded commitments of our Principal Investing business. Such commitments relate to fund investments and are drawn down periodically throughout the life of the fund.

     In the normal course of business, we enter into numerous agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45, which is more fully described in Note 1. The Interpretation defines a guarantee to be a contract that contingently requires us to make payments (either in cash, financial instruments, other assets, shares of our stock or provision of services) to a third party based on specified changes in an underlying variable that is related to an asset, a liability or an equity security of the related party. Significant guarantees provided by FleetBoston to third parties include standby financial and performance letters of credit and financial guarantees, which are discussed above, as well as credit derivatives, market value guarantees for customers, and earn-out agreements associated with business combinations, all of which are discussed below.

     Credit derivatives and market value guarantees, collectively derivative contracts, are entered into in the normal course of business to satisfy the investment and risk management needs of our customers. Certain of these contracts, which are more fully described in Note 13, contingently require us to pay amounts based upon changes in market prices and interest rates and the occurrence of specified credit events. These derivative contracts include credit derivatives for the sale of credit protection, and written options, such as interest rate options, foreign exchange rate options, precious metal options and equity security options. With respect to credit derivatives, the maximum potential amount that we could be required to pay equals the aggregate notional value of the contracts, which totaled $3.6 billion at December 31, 2002, including $2.2 billion related to commercial paper conduits, which are more fully discussed in Note 17. Because of the nature of certain written options, the maximum potential payment is not quantifiable. To minimize these customer-driven risk exposures, we enter into offsetting derivative positions.

     At December 31, 2002, the aggregate fair value of these written option contracts of $1.6 billion was included in trading liabilities in the consolidated balance sheet, and the remaining maturity of these contracts ranged from overnight to fourteen years. Offsetting derivative positions are included in trading assets in the consolidated balance sheet, and are carried at fair value.

     In connection with a business combination, we may agree to pay consideration contingent on specified events in the future, under an “earn-out agreement.” At December 31, 2002, we were contingently liable to pay approximately $270 million under such agreements, and had recorded a liability in our consolidated balance sheet of approximately $75 million. The measurement period for these earn-out agreements expires within three years.

     In addition to the specific guarantees discussed above, in the normal course of business, we enter into various agreements that provide general indemnifications. These indemnification agreements typically occur in connection with sales of assets; merger, acquisition and divestiture transactions; securities offerings; leasing activities and service contracts. These indemnification agreements typically require us to compensate the counterparty for various costs, including costs incurred as a result of changes in laws and regulations (including tax legislation) or in the interpretations of such laws and regulations, and as a result of litigation that may be suffered by the counterparty as a consequence of the transaction. The indemnification agreements normally extend over unspecified time periods, and do not provide a limit for the maximum potential amount of payments. Historically, any payments made by us under such indemnification agreements have been insignificant; as a result, we have recorded no liability in our consolidated financial statements for general indemnifications.

     We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to our financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to our results of operations for any particular quarterly period, depending on the size of the loss or liability relative to our earnings for that quarterly period. For information about contingencies related to income taxes, refer to Note 16.

Note 11.	Preferred Stock, Common Stock and Earnings Per Common Share

Preferred Stock

As of December 31, 2002 and 2001, we had outstanding 382,450 shares (690,000 shares authorized) of Series VI 6.75% perpetual preferred stock, and 700,000 shares (805,000 shares authorized) of Series VII 6.60% cumula-

tive preferred stock, both series at a stated value of $250 per share. Ownership in each series of preferred stock is held in the form of depositary shares.

     Dividends on outstanding preferred stock issues are payable quarterly. Holders of the Series VII preferred stock are entitled to receive dividends at the rate of 6.60% per annum, payable quarterly, through April 1, 2006. After April 1, 2006, the rate will adjust based on a U.S. Treasury security rate. All of the preferred stock outstanding has preference over our common stock with respect to the payment of dividends and distribution of our assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of preferred stock have no voting rights.

     We may redeem the Series VI and Series VII preferred stock, in whole or in part, at our option, at $250 per share, plus accrued and unpaid dividends, if any, on or after April 15, 2006 for Series VI and on or after April 1, 2006 for Series VII.

Common Stock and Earnings Per Common Share

The following table presents our calculation of earnings per common share for 2002, 2001 and 2000:

Year ended December 31	2002		2001		2000

Dollars in millions, except share and per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Average shares outstanding	1,045,336,201	1,045,336,201	1,074,203,742	1,074,203,742	1,081,376,752	1,081,376,752
Additional shares due to:
Stock options and awards	—	3,397,714	—	9,334,970	—	8,774,076
Warrants	—	—	—	137,353	—	8,589,274

Total equivalent shares	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102

Earnings per share:
Income from continuing operations	$1,524	$1,524	$968	$968	$3,572	$3,572
Less preferred stock dividends	(18)	(18)	(27)	(27)	(39)	(39)

Income from continuing operations available to common stockholders	$1,506	$1,506	$941	$941	$3,533	$3,533

Total equivalent shares	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102

Earnings per share – continuing operations	$1.44	$1.44	$.88	$.87	$3.27	$3.22

(Loss)/income from discontinued operations	$(336)	$(336)	$(37)	$(37)	$338	$338

Total equivalent shares	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102

(Loss)/income per share – discontinued operations	$(.32)	$(.32)	$(.04)	$(.04)	$.31	$.30

Net income	$1,188	$1,188	$931	$931	$3,910	$3,910
Less preferred stock dividends	(18)	(18)	(27)	(27)	(39)	(39)

Net income available to common stockholders	$1,170	$1,170	$904	$904	$3,871	$3,871

Total equivalent shares	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065	1,081,376,752	1,098,740,102

Earnings per share – net income	$1.12	$1.12	$.84	$.83	$3.58	$3.52

Options to purchase 83,148,780 shares, 15,788,855 shares and 37,350,044 shares of common stock which were outstanding at December 31, 2002, 2001, and 2000, respectively, were not included in the calculation of diluted earnings per common share because the impact of such options was antidilutive.

     In 2000, FleetBoston’s Board of Directors, or “Board,” declared a dividend of one preferred share purchase right, or “right,” for each outstanding share of our common stock. The purpose of the rights is to protect the interests of FleetBoston and its stockholders by reducing the risk that a potential acquirer will obtain complete or partial control of FleetBoston at an inadequate price or through the use of coercive takeover techniques.

     Under certain conditions, a right may be exercised to purchase one ten-thousandth of a share of our cumulative participating junior preferred stock at an exercise price of $175,

subject to certain adjustments. In general, the rights would become exercisable if a party acquires 10% or more (in the case of certain qualified investors, 15% or more) of the issued and outstanding shares of our common stock, or after the commencement of a tender or exchange offer for 10% or more of the issued and outstanding shares. When exercisable under certain conditions, each right would entitle the holder (other than the potential acquirer) to receive upon exercise of a right that number of shares of our common stock (or, in certain cases, the common stock of an acquiring company) having a market value of two times the exercise price of the right. The rights will expire in 2010 and may be redeemed in whole, but not in part, at a price of $.005 per share at any time prior to expiration or the acquisition of 10% of our common stock.

     As more fully discussed in Note 1, in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill beginning January 1, 2002. The following table presents income and earnings per share on a continuing operations and net income basis for 2001 and 2000, on the same basis.

Adjusted Net Income and Earnings Per Share

Year ended December 31	2001	2000
Dollars in millions, except per share amounts

Continuing operations:

Reported income from continuing operations available to common stockholders	$941	$3,533
Add back goodwill amortization, net of applicable tax benefit	255	251

Adjusted income from continuing operations	$1,196	$3,784

Basic earnings per share – continuing operations:

Reported earnings per share	$.88	$3.27
Add back impact of goodwill amortization	.23	.23

Adjusted earnings per share	$1.11	$3.50

Diluted earnings per share – continuing operations:

Reported earnings per share	$.87	$3.22
Add back impact of goodwill amortization	.23	.22

Adjusted earnings per share	$1.10	$3.44

Net income:

Reported net income available to common stockholders	$904	$3,871
Add back goodwill amortization, net of applicable tax benefit	265	259

Adjusted net income	$1,169	$4,130

Basic earnings per share – net income:

Reported earnings per share	$.84	$3.58
Add back impact of goodwill amortization	.25	.24

Adjusted earnings per share	$1.09	$3.82

Diluted earnings per share – net income:

Reported earnings per share	$.83	$3.52
Add back impact of goodwill amortization	.25	.24

Adjusted earnings per share	$1.08	$3.76

Note 12. Regulatory Matters

Reserve Requirements. At December 31, 2002 and 2001, cash and cash equivalents included $3.1 billion and $3.9 billion, respectively, to satisfy the reserve requirements of the Federal Reserve System and various foreign central banks.

Transaction and Dividend Restrictions. FleetBoston’s banking subsidiaries are subject to restrictions under federal law that limit the transfer of funds by its subsidiary banks to FleetBoston and its non-banking subsidiaries. Such transfers by any subsidiary bank to FleetBoston or any non-banking subsidiary are limited in amount to 10% of such bank’s capital and surplus.

     Various federal and state banking statutes limit the amount of dividends the subsidiary banks can pay to FleetBoston without regulatory approval. These regulations require the approval of bank regulatory authorities if dividends declared by banking subsidiaries exceed certain prescribed limits. Any dividend declaration by FleetBoston or any of its subsidiaries must consider additional factors such as the amount of current period net income, liquidity, asset quality profile, capital adequacy and economic conditions. Also, bank regulatory authorities have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice.

     Under the foregoing, except for certain loans and advances that are subject to specific collateral requirements, substantially all of our investments in banking subsidiaries are restricted from transfer to the parent company without regulatory approval. At December 31, 2002, the parent company had $4 billion of cash and cash equivalents with which to meet dividend declaration and other payment obligations. For more financial information with respect to the parent company, refer to Note 20.

Regulatory Capital. As a bank holding company, we are subject to regulation by the Federal Reserve Board, the Office of the Comptroller of the Currency, or “OCC,” and the Federal Deposit Insurance Corporation, or “FDIC,” as well as state regulators. Under the regulatory capital adequacy guidelines and the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” FleetBoston and its banking subsidiaries must meet specific capital requirements. These requirements are expressed in terms of the following ratios: (1) risk-based total capital (total capital/risk-weighted on- and off-balance sheet assets); (2) risk-based tier 1 capital (tier 1 capital/risk-weighted on- and off-balance sheet assets); and (3) leverage (tier 1 capital/adjusted average quarterly assets). To meet all minimum regulatory capital requirements, FleetBoston and its banking subsidiaries must maintain a risk-based total capital ratio of at least 8%, a risk-based tier 1 capital ratio of at least 4%, and a leverage ratio of at least 3%. Failure to meet minimum capital requirements can result in the initiation of certain actions that, if undertaken, could have a material effect on our consolidated financial statements. To be categorized as “well capitalized” under the prompt corrective action provisions of FDICIA, FleetBoston and its banking subsidiaries must maintain a risk-based total capital ratio of at least 10%, a risk-based tier 1 capital ratio of at least 6%, and a leverage ratio of at least 5%, and not be subject to a written agreement, order or capital directive with any of its regulators.

     The following table presents our capital and capital ratio information as of December 31, 2002 and 2001:

Regulatory Capital Ratios(a)

December 31	2002		2001
Dollars in millions

Actual:
Tier 1 risk-based capital	$15,049	8.24%	$14,864	7.37%
Total risk-based capital	21,399	11.72	22,081	10.95
Leverage	15,049	8.27	14,864	7.50
Minimum regulatory capital standards:
Tier 1 risk-based capital	7,301	4.00	8,064	4.00
Total risk-based capital	14,603	8.00	16,127	8.00
Leverage	5,457	3.00	5,942	3.00

(a)	All ratios include discontinued operations.

As of December 31, 2002, each of our banking subsidiaries satisfied the requirements of the “well capitalized” category under the regulatory framework established by FDICIA. There are no conditions or events since that date that management believes have changed the capital category of these subsidiaries. The capital categories of each of our bank subsidiaries are determined solely for purposes of applying FDICIA’s provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of our banking subsidiaries.

     As registered broker/dealers and member firms of the NYSE, certain of our subsidiaries are subject to rules of both the SEC and the NYSE. These rules require these subsidiaries to maintain minimum levels of net capital, as defined, and may restrict them from expanding their business and declaring dividends if their net capital falls below specified levels. At December 31, 2002, these subsidiaries had aggregate net capital of approximately $832 million, which exceeded aggregate minimum net capital requirements by approximately $804 million.

Note 13. Derivative Instruments and Hedging Activities

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

     Interest rate risk, defined as the sensitivity of income or financial condition to variations in interest rates, is by far the most significant non-trading market risk to which our U.S. dollar denominated positions are exposed. We manage interest rate risk by identifying, quantifying and hedging our exposures, using fixed-rate portfolio securities and a variety of derivative instruments, most frequently interest rate swaps and options (e.g., interest rate caps and floors). When appropriate, forward rate agreements, options on swaps, and exchange-traded futures and options are also used.

     Our non-U.S. dollar denominated assets and liabilities are primarily exposed to foreign exchange rate risk. The majority of this exposure stems from our operations in Latin America, primarily Argentina and Brazil, and is managed through the use of foreign currency spot, forward, futures, option and swap contracts.

     Fair Value Hedges. Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the overall interest rate risk man-

agement process, and to reduce foreign currency risk related to foreign currency denominated assets.

     For the years ended December 31, 2002 and 2001, we recognized net pre-tax gains of approximately $18 million and net pre-tax losses of approximately $131 million, respectively, which represented the ineffective portion of all fair value hedges. For 2002, the ineffective portion was substantially related to hedges of fixed-rate debt, and for 2001, the ineffective portion was substantially related to hedges of mortgage servicing rights, with both excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness for the years ended December 31, 2002 and 2001, were net pre-tax losses of approximately $2.5 million and $18 million, respectively. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

     Cash Flow Hedges. Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans, and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

     For the years ended December 31, 2002 and 2001, we recognized net pre-tax gains of approximately $1.8 million and $.7 million, respectively, which represented the total ineffectiveness of all cash flow hedges.

     Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2002, approximately $226 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

     Hedges of Net Investments in Foreign Operations. Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the years ended December 31, 2002 and 2001, net after-tax losses related to these derivatives, recorded in the cumulative translation adjustments component of other comprehensive income, were approximately $14 million and $1.3 million, respectively.

Trading Activities
Trading activities create exposure to price risk, or the risk of loss of income arising from adverse changes in the value of financial instrument trading portfolios. This exposure arises in the normal course of our business as a financial intermediary. We enter into interest rate, foreign exchange, precious metals and credit derivative contracts, primarily to satisfy the investment and risk management needs of our customers. Credit derivative contracts are also provided to support commercial paper outstandings and funding com-

mitments of conduits in connection with asset-backed commercial paper programs. Equity derivative contracts result mainly from market-making and underwriting activities.

     With respect to credit derivatives, credit default swaps are used to transfer default risk, and include a premium that is paid by the transferor of credit risk to the investor. The contingent payment under the credit default swap is tied to the performance of the reference entity. Typical credit events include failure to pay obligations when due, bankruptcy and restructuring of debt. If a credit event occurs, the investor typically makes a payment based on either the physical settlement or the trading value of a loan, bond or senior unsecured debt of the reference entity. Total rate of return swaps are used to transfer credit risk by creating a synthetic credit asset. The investor receives the total return related to a reference asset in exchange for a funding charge.

     The majority of our credit derivative trading portfolios consist of offsetting, or back-to-back, positions. Approximately half of these positions relate to our asset-backed commercial paper programs. These programs, which provide our customers access to liquidity, utilize SPEs that, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or directly from third parties. We enter into back-to-back credit derivatives to effectively transfer the credit risk of the reference assets of the SPEs to our customers. The use of credit derivatives in connection with these commercial paper programs is discussed in Note 17.

     Our price risk management process includes trading derivatives activities. This process identifies, measures, monitors and controls the effects of changes in interest rates, foreign exchange rates and equity prices on our results of operations and financial condition.

Credit Risk
The use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to accounting losses that would be recognized if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage our level of credit exposure, we deal only with counterparties of good credit standing, we establish counterparty credit limits, in certain cases we have the ability to require securities collateral, and we enter into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments, which are not significant, are included in other liabilities in our consolidated balance sheet.

     Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $1.1 billion at December 31, 2002, compared to $696 million at December 31, 2001. Foreign exchange derivative instruments had credit exposure of $63 million at December 31, 2002, compared to $52 million at December 31, 2001. Trading derivatives had credit exposure of $4.6 billion at December 31, 2002, compared to $3.6 billion at December 31, 2001.

Note 14. Employee Benefits

Stock Incentive Plans

We maintain stock incentive plans for certain employees and for non-employee directors. The plans provide for the granting of stock options, restricted stock, stock appreciation rights and other stock awards.

Stock Options

Options to purchase common stock are granted at fair value on the grant date, generally vest over one- to five- year periods and expire at the end of six to ten years. Shares reserved for future issuance in connection with our stock plans, stock options and outstanding rights totaled 133 million at December 31, 2002.

Stock Options

December 31	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	105,461,385	$32.96	99,788,549	$31.97	87,182,518	$30.93
Granted	14,870,692	23.18	21,350,337	34.26	23,958,628	33.08
Exercised	(3,406,586)	22.09	(12,049,061)	25.65	(8,367,424)	22.69
Expired/forfeited	(10,073,339)	34.96	(3,628,440)	36.56	(2,985,173)	37.34

Outstanding at end of year	106,852,152	$31.74	105,461,385	$32.96	99,788,549	$31.97

Options exercisable at year-end	75,806,956	$32.83	67,165,949	$31.99	67,313,152	$30.18

Stock Options Outstanding and Exercisable

December 31, 2002	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Outstanding	Exercise Price

$3 - $20	6,072,217	2.2years	$17.92	6,020,217	$17.91
$21 - $30	33,861,380	6.6years	26.09	21,358,169	28.83
$31 - $34	35,730,413	7.6years	33.68	19,979,917	33.84
$35 - $38	19,656,950	6.4years	36.99	18,365,130	36.99
$39 - $53	11,531,192	5.3years	40.62	10,083,523	40.62

	106,852,152	6.5years	$31.74	75,806,956	$32.83

Restricted Stock Awards

We maintain stock plans under which key employees are awarded shares of our common stock, subject to certain vesting requirements.

     Under the terms of our restricted stock awards, employees are generally required to continue employment with us for a stated period after the award in order to become fully vested in the shares awarded. For certain restricted stock awards, vesting is contingent upon, or will be accelerated if, certain pre-established performance goals are attained. The performance periods generally range from two to five years. During 2002, 2001, and 2000, grants of 3,857,394 shares, 835,389 shares, and 1,688,861 shares, respectively, of restricted stock were made. As of December 31, 2002, 2001, and 2000, unvested outstanding restricted shares totaled 4,518,686, 2,939,710, and 3,732,729, respectively, with average grant prices of $28.80, $37.14, and $36.06, respectively. Compensation expense recognized for restricted stock during 2002, 2001, and 2000 was $50 million, $35 million and $73 million, respectively.

     A plan was established in 2001 to grant restricted share units of Robertson Stephens common stock to certain Robertson Stephens employees, subject to vesting over three to five years. The plan allowed for share units representing up to 30% of the authorized common shares of Robertson Stephens to be granted to employees. During 2002, the plan was dissolved.

Pro Forma Fair Value Information

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. As permitted by that standard at the time, we elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” In 2002, we adopted the fair value accounting provisions of SFAS No. 123, and, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123,” we elected to apply the provisions under the prospective method to stock options granted, modified or settled in fiscal year 2002 and future years. More information about our adoption of the fair value accounting provisions of SFAS No. 123 is included in Note 1.

     Had compensation expense for all of our stock options and stock awards been determined in accordance with the fair value accounting provisions of SFAS No. 123, our net income and diluted earnings per share would have been as follows:

Year ended December 31		2002	2001	2000

Net income (in millions)	As reported	$1,188	$931	$3,910
	Pro forma	1,091	837	3,835
Diluted earnings	As reported	$1.12	$.83	$3.52
per share	Pro forma	1.02	.75	3.45

For determination of compensation expense and for the purpose of providing the pro forma disclosures required by SFAS No. 123 and No. 148, the fair value of each stock option and stock award was estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions:

Year ended December 31	2002	2001	2000

Dividend yield	6.4%	3.8%	3.1%
Volatility	37	35	33
Risk-free interest rate	3	4	6
Expected option life	4years	5years	5years

The estimated weighted average grant date fair values per share of stock options granted and restricted stock granted were as follows:

Year ended December 31	2002	2001	2000

Stock options	$4.23	$8.71	$9.30
Restricted stock	26.55	38.87	32.12

Pension and Postretirement Benefit Plans

We maintain qualified noncontributory defined benefit pension plans covering substantially all domestic employees, as well as nonqualified noncontributory defined benefit plans for certain executives. The qualified plans are funded in compliance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended.

     We also provide certain postretirement health and life insurance benefits for eligible retired domestic employees. Postretirement benefits are accrued over the service lives of the employees.

     The following tables summarize benefit obligation, asset activity, funded status and expense for the plans:

			Other
	Pension		Postretirement
	Benefits		Benefits

December 31	2002	2001	2002	2001
In millions

Change in benefit obligation
Benefit obligation at beginning of year	$2,152	$1,991	$193	$198
Service cost	78	83	1	1
Interest cost	146	144	12	15
Participant contributions	—	—	16	11
Curtailment gain	—	(23)	—	(13)
Settlement loss	—	13	—	—
Special termination benefits	—	7	—	2
Plan amendments	1	(14)	(4)	(5)
Acquisitions	7	—	—	—
Benefits paid	(166)	(200)	(39)	(33)
Actuarial (gain)/loss	(1)	151	7	17

Benefit obligation at end of year	$2,217	$2,152	$186	$193

Change in plan assets
Fair value of plan assets at beginning of year	$2,304	$2,576	$42	$43
Actual return on plan assets	(246)	(107)	(6)	(1)
Employer contributions	40	35	23	22
Participant contributions	—	—	16	11
Benefits paid	(166)	(200)	(39)	(33)

Fair value of plan assets at end of year	$1,932	$2,304	$36	$42

Reconciliation of funded status
Plan assets in excess/(deficit) of benefit obligation	$(285)	$152	$(150)	$(151)
Unrecognized actuarial loss/(gain)	790	309	1	(16)
Unrecognized transition (asset)/ obligation	—	(1)	42	46
Unrecognized prior service cost	7	7	(9)	(6)

Net amount recognized	$512	$467	$(116)	$(127)

Prepaid pension cost	$723	$649	$—	$—
Accrued benefit liability, net	(307)	(182)	(116)	(127)
Intangible asset	34	—	—	—
Accumulated other comprehensive income	62	—	—	—

Net amount recognized	$512	$467	$(116)	$(127)

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $330 million, $309 million, and $2 million, respectively, as of December 31, 2002 and $315 million, $257 million, and $2 million, respectively, as of December 31, 2001.

Pension and Postretirement Benefit Expense

	Pension Benefits			Other Postretirement Benefits

Year ended December 31	2002	2001	2000	2002	2001	2000
Dollars in millions

Components of net periodic benefit (income)/expense
Service cost	$78	$83	$82	$1	$1	$—
Interest cost	146	144	145	12	15	15
Expected return on plan assets	(241)	(248)	(232)	(4)	(4)	(3)
Net amortization and recognized actuarial loss/(gain)	5	6	(3)	3	4	—

Net periodic benefit (income)/expense	$(12)	$(15)	$(8)	$12	$16	$12

Assumptions as of December 31
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected rate of return on plan assets	9.25	10.00	10.00	9.25	10.00	10.00
Rate of compensation increase	5.00	5.00	5.00
Healthcare cost trend rate				12.00	10.00	8.00

The healthcare cost trend rate is projected to decrease gradually over the next several years from 12% in 2003 to approximately 5% in 2010, and remain level thereafter. A 1% increase or decrease in the healthcare cost trend rate assumption does not have a significant effect on postretirement benefit obligation or expense.

     We maintain defined contribution savings plans covering substantially all domestic employees. Our expense for these plans was $79 million, $81 million, and $92 million for 2002, 2001 and 2000, respectively.

Note 15. Exit and Restructuring-Related Charges

2002 Accruals

During 2002, we recorded restructuring-related charges of $71 million in connection with streamlining our operations and $426 million of exit-related costs in connection with discontinued operations, specifically Robertson Stephens, the Asia fixed income business and Fleet Trading. We classified the exit-related costs in discontinued operations in our income statement.

     The $71 million charge related to severance, to be paid primarily over a defined period, and outplacement services for approximately 1,900 positions company-wide, which were identified in the fourth quarter of 2002 for elimination. During the fourth quarter, approximately $.4 million in severance was paid and approximately 350 people left FleetBoston.

     The $426 million of exit-related costs related to discontinued operations was composed of personnel-related costs of $124 million for approximately 1,025 positions identified in the second quarter of 2002 and 89 positions identified in the fourth quarter of 2002 for elimination; accruals for asset writedowns and contract cancellations of $179 million; facilities-related costs of $62 million; and $61 million of other costs. During 2002, we paid $107 million in personnel-related costs, $10 million of facilities costs, $7 million of lease and contract cancellation costs, $3 million of other costs, and incurred asset writedowns of $145 million. In addition, 1,040 employees left FleetBoston during 2002.

     The following table presents aggregate restructuring and exit cost accrual activity during the year ended December 31, 2002.

Exit and Restructuring Accrual Activity

	2001	2002	2002
	Restructuring	Restructuring	Exit-Related
In millions	Accruals	Accrual	Accruals

Balance at December 31, 2001	$275	—	—
Restructuring accruals	—	$71	—
Restructuring reversals	(30)	—	—
Exit-related accruals	—	—	$426
Cash payments	(130)	—	(127)
Noncash writedowns	(38)	—	(145)

Balance at December 31, 2002	$77	$71	$154

2001 Restructuring Accruals

The 2001 restructuring accruals consisted of remaining unpaid accruals at December 31, 2001 of $102 million, $62 million and $111 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. During 2002, we utilized $168 million of these accruals by paying $108 million of personnel benefits, $6 million of contract cancellation costs and $16 million of facilities-related costs and incurring $38 million of asset writedowns. In addition, 997 employees corresponding to these accruals left FleetBoston. During the year, we reversed $12 million of accruals for personnel benefits, $3 million of accruals for asset writedowns, $5 million of accrued facilities costs, $4 million of accrued contract cancellation costs and $6 million of other accrued costs, all which we did not expect to be fully utilized. The remaining unpaid accrual of $77 million at December 31, 2002 consisted of unpaid accruals of $32 million, $32 million and $13 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. These accruals primarily consisted of expected cash outlays related to severance and facilities obligations.

Note 16. Income Taxes

The components of income from continuing operations before income taxes, and income tax expense, are summarized below:

Income Before Income Taxes

Year ended December 31	2002	2001	2000
In millions

Income/(loss) before income taxes:
Domestic	$2,940	$1,803	$5,189
Foreign	(648)	(262)	736

Total income before income taxes	$2,292	$1,541	$5,925

Income Tax Expense

Year ended December 31	2002	2001	2000
In millions

Current income taxes:
Federal	$529	$1,050	$1,331
Foreign:
Based on income	134	162	151
Withheld on interest and dividends	67	84	73
State and local	53	106	279

Total current income taxes	$783	$1,402	$1,834

Deferred income tax/(benefit):
Federal	$(59)	$(821)	$426
State and local	44	(8)	93

Total deferred income tax/(benefit)	$(15)	$(829)	$519

Total income tax expense:
Federal	$470	$229	$1,757
Foreign	201	246	224
State and local	97	98	372

Applicable income tax expense	$768	$573	$2,353

Income tax expense for the years ended December 31, 2002, 2001 and 2000 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the statutory and effective tax rates follows:

Statutory Rate Analysis

Year ended December 31	2002	2001	2000

Tax at statutory rate	35.0%	35.0%	35.0%
Increases/(decreases) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	2.8	4.1	4.0
Goodwill amortization	—	4.5	2.1
Low income housing tax credit	(3.6)	(4.0)	(0.7)
Other, net	(0.7)	(2.4)	(0.7)

Effective tax rate	33.5%	37.2%	39.7%

Significant components of our net deferred tax liability as of December 31, 2002 and 2001 are presented in the following table:

Net Deferred Tax Liability

December 31	2002	2001
In millions

Deferred tax assets:
Reserve for credit losses	$1,051	$1,202
Expenses not currently deductible	685	509
Employee benefits	162	165
Net unrealized available-for-sale securities losses	434	408
Other	337	491

Total gross deferred tax assets	2,669	2,775
Less: valuation allowance	88	65

Total deferred tax assets	$2,581	$2,710

Deferred tax liabilities:
Lease financing	$3,312	$3,095
Net unrealized gain on derivative instruments	253	425
Other	365	800

Total gross deferred tax liabilities	$3,930	$4,320

Net deferred tax liability	$1,349	$1,610

FleetBoston’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, realization of deferred tax liabilities, and the achievement of tax planning strategies. Management has determined that it is more likely than not that the deferred tax assets at December 31, 2002 can be realized. However, this determination involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

     Given the nature of state tax laws, we believe that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. We recorded cumulative state tax benefits for state net operating losses, net of federal taxes, of $39 million and $28 million as of December 31, 2002 and 2001, respectively. State valuation reserves of $88 million and $65 million have been reflected as of December 31, 2002 and 2001, respectively. Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions.

     In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service, or “IRS,” is conducting an examination of our federal income tax returns for the years ended December 31, 1995, 1996, and 1997. In 2002, the IRS issued Notices of Proposed Adjustment for the tax year 1997 with respect to our tax treatment of certain lever-

aged lease investments that were entered into during the examination years. Management believes that the proposed IRS adjustments are inconsistent with existing law and intends to vigorously defend our position. Resolution of these issues is not expected to have a significant impact on our financial condition or results of operations.

Note 17. Securitization of Assets and Special Purpose Entities

We use SPEs, including securitization trusts, commercial paper conduits and asset management vehicles, as a source of funding, to provide liquidity, and to provide financial services to our corporate customers.

     The securitization of credit card receivables, commercial loans and home equity loans serves as a source of funding and as a liquidity management tool. At December, 31, 2002 and 2001, securitization trusts sponsored by FleetBoston held aggregate assets of $18.2 billion and $17.9 billion, respectively, and had aggregate outstanding debt securities of $15.2 billion and $14.6 billion, respectively. Our retained interests in the net assets of the securitization trusts which are not subordinated to investor interests are included in loans in our consolidated balance sheet. We also hold subordinated interests in these assets which provide credit enhancement to the investors in the outstanding debt securities. At December 31, 2002 and 2001, these subordinated interests included residual positions such as interest-only strips and certain subordinated principal balances of approximately $280 million and $278 million, respectively; accrued interest and fees receivable of approximately $320 million and $334 million, respectively; and other interests, including subordinated debt securities, overcollateralization positions and cash collateral accounts of approximately $317 million and $329 million, respectively. The subordinated interests, which are included in our consolidated balance sheets, represent our maximum exposure related to the debt securities issued by the securitization trusts.

     During 2002, we sold approximately $2.3 billion of credit card receivables and approximately $1 billion of commercial loans in new securitization transactions, compared to approximately $2.6 billion of credit card receivables and approximately $750 million of home equity loans in 2001. In 2000, we sold approximately $3 billion of credit card receivables and $2 billion of commercial loans. Gains recognized on new credit card securitizations and replenishment of revolving credit card securitization pools totaled approximately $245 million in 2002, $182 million in 2001 and $213 million in 2000. Gains recognized on commercial loan and home equity securitizations were not significant.

     Key economic assumptions used in measuring the initial retained interests resulting from the securitizations completed in 2002, 2001 and 2000 were as follows:

	Commercial	Credit Card	Home Equity
2002	Loans	Receivables	Loans

Repayment speed (monthly rate)	5.88%	11-13%	—
Weighted average life	8 months	5 months	—
Expected credit losses (annual rate)	.49%	6-7%	—
Discount rate	12.35%	8-12%	—

2001

Repayment speed (monthly rate)	—	10-12%	2.13%
Weighted average life	—	5 months	18 months
Expected credit losses (annual rate)	—	5-7%	.15%
Discount rate	—	7-10%	12.00%

2000

Repayment speed (monthly rate)	4.5%	10-12%	—
Weighted average life	10 months	5 months	—
Expected credit losses (annual rate)	.47%	5-7%	—
Discount rate	15.00%	8-11%	—

The monthly repayment speed assumptions are determined through a combination of historical experience, and a forecast based on an assessment of the characteristics of the loans in the securitized pool. The annual expected credit loss assumptions are based on forecasts of expected credit losses of loans in the securitized pool, using forecasting techniques similar to those utilized in determining the reserve for credit losses. The discount rate assumption is determined utilizing the current level of interest rates and a premium based on a reasonable assessment of risk inherent in the future performance of the securitized loans.

     The value of our retained subordinated interests is subject to credit, prepayment and interest rate risks related to the transferred assets. At December 31, 2002, key economic assumptions and the reduction in the carrying amount of residual positions, including interest-only strips and certain subordinated principal balances, caused by immediate adverse changes in those assumptions are presented in the following table. Adverse changes in key economic assumptions would not have a significant impact on the carrying value of the other subordinated interests described earlier in this Note.

     Accordingly, these interests are not included in the sensitivity analysis presented below.

December 31, 2002	Commercial	Credit Card	Home Equity
Dollars in millions	Loans	Receivables	Loans

Carrying amount of residual positions	$138.9	$128.7	$12.6
Repayment speed (monthly rate)	5.88%	11.10%	2.78%
Impact of 10% change	$2.1	$10.5	$1.1
Impact of 20% change	2.3	19.6	2.1
Expected credit losses (annual rate)	.41%	6.75%	.15%
Impact of 10% change	$1.8	$23.0	$.1
Impact of 20% change	3.6	45.9	.2
Discount rate	12.35%	12.00%	12.00%
Impact of 10% change	$2.1	$.5	$.2
Impact of 20% change	4.1	1.0	.4

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

     The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2002, 2001 and 2000.

December 31, 2002	Commercial	Credit Card	Home Equity
In millions	Loans	Receivables	Loans

Proceeds from new securitizations	$965	$2,260	—
Proceeds from replenishment of revolving securitization pools and reinvested collections	2,258	12,952	$141
Servicing fees received	1	187	3
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	52	603	13
Purchases of credit-impaired assets	(117)	—	—

December 31, 2001

Proceeds from new securitizations	—	$2,505	$747
Proceeds from replenishment of revolving securitization pools and reinvested collections	$3,247	12,708	123
Servicing fees received	5	177	2
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	53	490	10
Purchases of credit-impaired assets	(237)	—	—

December 31, 2000

Proceeds from new securitizations	$2,000	$2,898	—
Proceeds from replenishment of revolving securitization pools and reinvested collections	1,281	10,465	—
Servicing fees received	4	177	—
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	19	482	—
Purchases of credit-impaired assets	(127)	—	—

     The following table presents information about managed and securitized credit card receivables as of and for the years ended December 31, 2002 and 2001.

			30 days		Net
	Total		or more		Credit
In millions	Receivables		past due		Losses
December 31	2002	2001	2002	2001	2002	2001

Total loans managed	$16,332	$15,724	$673	$637	$845	$859
Less: loans securitized	10,438	10,177	439	444	587	612

Total loans owned	$5,894	$5,547	$234	$193	$258	$247

We also securitize certain lease financing receivables, which totaled approximately $682 million and $748 million at December 31, 2002 and 2001, respectively, through third party conduits. The lease financing receivables are first sold to a bankruptcy-remote subsidiary of FleetBoston, which then sells an interest in the receivables to third party conduits. The conduits, in turn, sell commercial paper to investors to fund the purchase of the receivables from FleetBoston. At FleetBoston’s option, cash proceeds received from lessees can be reinvested by the conduits in additional lease receivables originated by FleetBoston.

     We hold retained subordinated interests in the lease receivables, primarily in the form of overcollateralization positions, which provide credit enhancement to the third party conduits. These retained interests, which totaled $36 million and $38 million at December 31, 2002 and 2001, respectively, are included in our consolidated balance sheet and represent our maximum risk exposure associated with the lease receivables. The assets sold to the conduits are not included in our consolidated balance sheet.

     We provide access to liquidity for our corporate customers through asset-backed commercial paper conduits. These conduits, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans secured by the financial assets of customers. At December 31, 2002, the conduits had aggregate assets of approximately $6.2 billion, primarily loans and debt securities, and aggregate liabilities outstanding, composed primarily of commercial paper, of $6.2 billion. Based on commitments of the conduits to their customers at December 31, 2002, the conduits could be required to provide additional funding totaling $2.1 billion.

     The assets of the conduits are generally of investment grade quality and are typically secured by other financial assets such as leases, trade receivables, or cash held as collateral. We do not sell our own assets to these conduits. Investors in commercial paper issued by the conduits receive direct credit support from FleetBoston in the form of credit derivative contracts, which had a notional amount of $2.2 billion at December 31, 2002, or financial standby letters of credit, which totaled approximately $281 million at December 31, 2002. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties and we hold cash collateral which totaled $734 million at December 31, 2002. Commercial paper investors also benefit from backup liquidity lines of credit provided by FleetBoston, which totaled $3.7 billion at December 31, 2002, and additional amounts provided by third parties. No amounts were outstanding under these liquidity lines at December 31, 2002.

     We provide asset management and related services to other SPEs which invest in financial assets, such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.6 billion and $3.1 billion at December 31, 2002 and 2001, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At December 31, 2002, FleetBoston held equity investments in these vehicles of approximately $18 million. FleetBoston provides backup liquidity lines, which totaled $95 million at December 31, 2002, to two of these vehicles. At December 31, 2002, no amounts were outstanding under these liquidity lines. FleetBoston has no other exposure to loss associated with these vehicles.

Note 18. Line of Business Information

FleetBoston is organized via a customer-focused organizational structure that includes four lines of business: Commercial Financial Services, Personal Financial Services, Capital Markets and International Banking. Commercial Financial Services includes commercial finance, corporate banking, commercial banking and small business. Personal Financial Services includes the retail distribution group, consumer lending and the credit card unit, as well as wealth management and brokerage. Capital Markets includes Fleet Specialist and Principal Investing. The International Banking unit includes our international operations, the largest of which are in Brazil and Argentina. All Other includes transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity, combined with transfer pricing offsets.

     The financial performance of our lines of business is monitored by an internal profitability measurement system. Periodic financial statements are produced and reviewed by senior management. Funds transfer pricing is used to assign interest income and interest expense to each line of business on a matched funding concept based on each business’s net asset or liability position. Within business units, assets, liabilities and equity are match-funded utilizing similar maturity, liquidity and repricing information. We have developed a risk-adjusted methodology that quantifies risk types (e.g., credit and operating risk) within business units and assigns capital accordingly. Management reporting methodologies are in place for assigning expenses that are not directly incurred by businesses, such as overhead, operations and technology expense. These methodologies are periodically refined and results are restated to reflect methodological and/or management organizational changes.

     The provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This economic cycle methodology differs from the methodology used to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other.

     The business activities of our Treasury unit are also included in All Other. The Treasury unit is responsible for the balance sheet management function, which consists of managing our wholesale funding needs, the struc-

tural non-trading interest rate risk inherent in our banking franchise and our capital levels.

     The following table presents financial information for our lines of business for 2002, 2001 and 2000, on a fully taxable equivalent basis. Consolidated net interest income and income taxes include tax-

equivalent adjustments of $63 million, $57 million, and $70 million for 2002, 2001 and 2000, respectively. Information for 2001 and 2000 is presented on a basis consistent with 2002, and, as such, has been restated for changes in our organizational structure and internal management reporting methodologies implemented during 2002.

Lines of Business

		Personal				FleetBoston
Year ended December 31, 2002	Commercial	Financial	Capital	International		Financial
In millions	Financial Services	Services	Markets	Banking	All Other(a)	Corporation

Income statement data:
Net interest income	$3,041	$3,713	$(87)	$715	$(899)	$6,483
Noninterest income	1,506	2,514	158	(167)	1,025	5,036

Total revenue	4,547	6,227	71	548	126	11,519
Provision for credit losses	720	911	—	432	697	2,760
Noninterest expense	1,814	3,655	190	694	51	6,404
Income tax expense/(benefit)	804	581	(43)	(186)	(325)	831

Net income/(loss)	$1,209	$1,080	$(76)	$(392)	$(297)	$1,524

Balance sheet data:
Average total assets	$85,060	$52,365	$4,101	$20,694	$27,646	$189,866

Other financial data (pre-tax):
Depreciation and amortization	$31	$259	$1	$57	$204	$552
Restructuring-related charges	—	—	—	—	71	71

Year ended December 31, 2001 In millions

Income statement data:
Net interest income	$3,254	$3,693	$(127)	$1,181	$(657)	$7,344
Noninterest income	1,442	2,538	(591)	226	940	4,555

Total revenue	4,696	6,231	(718)	1,407	283	11,899
Provision for credit losses	700	967	—	859	(202)	2,324
Noninterest expense	1,895	3,466	207	943	1,466	7,977
Income tax expense/(benefit)	833	657	(357)	(175)	(328)	630

Net income/(loss)	$1,268	$1,141	$(568)	$(220)	$(653)	$968

Balance sheet data:
Average total assets	$93,815	$48,829	$4,631	$25,327	$36,329	$208,931

Other financial data (pre-tax):
Depreciation and amortization	$33	$229	$2	$71	$622	$957
Merger- and restructuring-related charges	—	—	—	—	549	549
Gains from merger-related branch divestitures	—	77	—	—	353	430

Year ended December 31, 2000 In millions

Income statement data:
Net interest income	$3,557	$4,123	$(95)	$1,060	$(819)	$7,826
Noninterest income	1,529	2,535	1,160	626	1,709	7,559

Total revenue	5,086	6,658	1,065	1,686	890	15,385
Provision for credit losses	622	924	—	130	(386)	1,290
Noninterest expense	2,166	3,709	254	997	974	8,100
Income tax expense	921	759	316	208	219	2,423

Net income	$1,377	$1,266	$495	$351	$83	$3,572

Balance sheet data:
Average total assets	$103,292	$50,782	$5,516	$22,250	$42,055	$223,895

Other financial data (pre-tax):
Depreciation and amortization	$31	$235	$1	$63	$894	$1,224
Merger- and restructuring-related charges	—	—	—	—	89	89
Gains from merger-related branch divestitures	—	—	—	—	843	843

(a)	Average total assets allocated to All Other primarily consisted of residential mortgage loans and securities managed by the Treasury unit. Average total assets also included assets of discontinued operations.

All Other had net revenue of $126 million in 2002 and $283 million in 2001. Revenue from our Treasury unit of $839 million in 2002 and $549 million in 2001, which was included in All Other, was offset by the residual impact of credit card securitizations. We service approximately $16.3 billion of managed (both securitized and owned) domestic credit card receivables. Since we internally manage, and accordingly present, the domestic credit card business on a managed or lender basis, the difference in the classification of revenue associated with securitizations compared to our consolidated financial statements is included within All Other. The impact on revenue is offset within the provision for credit losses, and was $(593) million in 2002 and $(612) million in 2001.

     All Other net revenue also reflected the positive impact of funds transfer pricing offsets of $218 million in 2001, as well as the impact of merger- and restructuring-

related costs of $265 million and gains of $384 million, principally related to divestitures associated with the BankBoston merger, and the year-to-date revenue associated with our mortgage banking business, which was sold that year.

     Noninterest expense within All Other included operating expenses of the Treasury unit of $57 million in 2002 and $75 million in 2001. In 2001, All Other included a

$428 million loss from the sale of our mortgage banking business; merger-, restructuring- and integration-related charges of $697 million; the year-to-date expenses associated with the divested mortgage banking business; and $301 million of goodwill amortization.

     The following table presents financial information for the supporting business units of each of our principal lines of business.

	2002		2001		2000
In millions	Net Income/(Loss)	Total Revenue	Net Income/(Loss)	Total Revenue	Net Income	Total Revenue

Commercial Financial Services
Corporate Banking	$717	$2,579	$799	$2,677	$871	$2,872
Commercial Banking and Financial Services	492	1,968	469	2,019	506	2,214

Total Commercial Financial Services	1,209	4,547	1,268	4,696	1,377	5,086
Personal Financial Services
Consumer Financial Services	863	4,489	964	4,706	919	4,904
Wealth Management and Brokerage	217	1,738	177	1,525	347	1,754

Total Personal Financial Services	1,080	6,227	1,141	6,231	1,266	6,658
Capital Markets
Fleet Specialist	110	325	106	328	112	310
Principal Investing	(186)	(254)	(674)	(1,046)	383	755

Total Capital Markets	(76)	71	(568)	(718)	495	1,065
International Banking
Brazil	120	553	225	729	178	671
Argentina	(559)	(302)	(513)	350	129	711
All Other International Banking	47	297	68	328	44	304

Total International Banking	(392)	548	(220)	1,407	351	1,686
All Other	(297)	126	(653)	283	83	890

FleetBoston Financial Corporation	$1,524	$11,519	$968	$11,899	$3,572	$15,385

Note 19. Fair Values of Financial Instruments

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

     Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Disclosure of fair values is not required for certain items, such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, prepaid expenses, core deposit in-

tangibles and the value of customer relationships associated with certain types of consumer loans, particularly the credit card portfolio, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

     The following describes the methods and assumptions used in estimating the fair values of financial instruments.

Cash and Cash Equivalents. The carrying amounts recorded in the balance sheet approximate fair values because maturities are less than 90 days.

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

Short-Term Borrowings. Short-term borrowings generally mature in 90 days or less and, accordingly, the carrying amount recorded in the balance sheet approximates fair value.

Long-Term Debt. The fair value of our long-term debt is estimated based on quoted market prices for the issues for which there is a market, or by discounting cash flows based on current rates available to us for similar types of borrowing arrangements.

Off-Balance Sheet Instruments. Fair values for off-balance sheet instruments are estimated based on the amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreements and counterparties’ credit standing. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded. The fair value of these instruments is based upon the estimated cost to terminate them or otherwise settle them with the counterparties at the reporting date.

     The fair value of interest rate risk and foreign exchange risk management instruments is included within other assets and other liabilities.

Fair Values of Financial Instruments

December 31	2002		2001
	Carrying	Fair	Carrying	Fair
In millions	Value	Value	Value	Value

On-balance sheet financial assets:
Financial assets for which carrying value approximates fair value	$13,992	$13,992	$18,605	$18,605
Trading assets	4,486	4,486	4,624	4,624
Securities	30,425	30,622	26,604	26,830
Loans(a)	102,334	103,674	108,229	109,871
Financial instruments included in other assets	8,810	8,810	8,649	8,649
On-balance sheet financial liabilities:
Deposits	125,814	126,335	127,730	128,433
Short-term borrowings	11,310	11,310	14,579	14,579
Trading liabilities	3,224	3,224	2,136	2,136
Long-term debt	20,581	21,345	25,530	25,831
Financial instruments included in other liabilities	477	477	947	947
Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	(152)	(152)	(189)	(189)

(a)	Excludes net book value of leases of $14.4 billion and $15.3 billion at December 31, 2002 and 2001, respectively.

Note 20. Parent Company Financial Statements

The following tables present the statements of income, balance sheets and statements of cash flows of FleetBoston Financial Corporation, the parent company, without consolidation of its subsidiaries.

Statements of Income

Year ended December 31	2002	2001	2000
In millions

Dividends from subsidiaries:
Banking subsidiaries	$1,255	$2,065	$3,210
Other subsidiaries	122	330	105
Interest income	377	579	676
Other	13	189	51

Total income	1,767	3,163	4,042

Interest expense	658	762	884
Noninterest expense	(47)	85	2

Total expense	611	847	886

Income before income taxes and equity in undistributed income of subsidiaries	1,156	2,316	3,156
Applicable income tax benefit	(105)	(3)	(63)

Income before equity in undistributed income of subsidiaries	1,261	2,319	3,219
Equity in undistributed (loss)/income of subsidiaries	(73)	(1,388)	691

Net income	$1,188	$931	$3,910

Balance Sheets

December 31	2002	2001
In millions

Assets:
Cash and cash equivalents	$3,980	$3,177
Securities	14	20
Loans receivable from:
Banking subsidiaries	1,350	1,350
Other subsidiaries	4,953	6,124

	6,303	7,474
Investment in subsidiaries:
Banking subsidiaries	19,181	19,085
Other subsidiaries	1,055	1,765

	20,236	20,850
Other	1,452	1,141

Total assets	$31,985	$32,662

Liabilities:
Short-term borrowings	$989	$913
Accrued liabilities	1,445	1,181
Long-term debt(a)	12,718	12,960

Total liabilities	15,152	15,054

Stockholders’ equity	16,833	17,608

Total liabilities and stockholders’ equity	$31,985	$32,662

(a)	Includes junior subordinated debentures payable to subsidiary trusts of $3,441 million in 2002 and $2,890 million in 2001.

Statements of Cash Flows

Year ended December 31	2002	2001	2000
In millions

Cash flows from operating activities:
Net income	$1,188	$931	$3,910
Adjustments for noncash items:
Equity in undistributed (income)/loss of subsidiaries	(73)	1,388	(691)
Depreciation and amortization	1	16	15
Net securities gains	—	—	(9)
Increase/(decrease) in accrued liabilities	264	180	(172)
Other, net	(165)	293	(163)

Net cash flow provided by operating activities	1,215	2,808	2,890

Cash flows from investing activities:
Purchases of securities	—	(33)	—
Proceeds from sales and maturities of securities	6	21	12
Net decrease/(increase) in loans made to affiliates	1,171	947	(1,550)
Return of capital from subsidiaries	—	250	—
Repayment of note receivable from subsidiary	—	—	157
Capital contributions to subsidiaries	(56)	(28)	(719)

Net cash flow provided by/(used in) investing activities	1,121	1,157	(2,100)

Cash flows from financing activities:
Net increase/(decrease) in short-term borrowings	76	(439)	(346)
Proceeds from issuance of long-term debt	1,568	2,847	3,215
Repayments of long-term debt	(1,810)	(1,440)	(1,232)
Proceeds from issuance of common stock and exercise of warrants	115	441	288
Redemption and repurchase of common and preferred stock	—	(2,376)	(908)
Settlement of common stock warrants	—	—	(441)
Cash dividends paid	(1,482)	(1,463)	(1,362)

Net cash flow used in financing activities	(1,533)	(2,430)	(786)

Net increase in cash and cash equivalents	803	1,535	4

Cash and cash equivalents at beginning of year	3,177	1,642	1,638

Cash and cash equivalents at end of year	$3,980	$3,177	$1,642

FLEETBOSTON FINANCIAL CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Consolidated Average Balances/Interest Earned-Paid/Rates 2000-2002 (Unaudited)

December 31		2002			2001			2000
		Interest			Interest			Interest
	Average	Earned/		Average	Earned/		Average	Earned/
Dollars in millions(a)	Balance	Paid(b)	Rate	Balance	Paid(b)	Rate	Balance	Paid(b)	Rate

Assets:
Interest bearing deposits	$2,637	$112	4.26%	$2,777	$111	4.01%	$1,075	$103	9.55%
Federal funds sold and securities purchased under agreements to resell	5,120	292	5.70	10,672	658	6.16	2,217	300	13.51
Trading account securities	1,099	49	4.50	1,284	100	7.80	1,228	113	9.22
Securities	28,199	1,438	5.10	26,178	1,744	6.66	35,269	2,339	6.63
Loans and leases – domestic(d)	101,448	6,728	6.63	108,288	8,527	7.87	121,682	10,718	8.81
Loans and leases – international(d)	18,484	1,465	7.93	20,504	2,245	10.95	16,927	2,240	13.24
Due from brokers/dealers	3,937	58	1.46	4,099	145	3.54	3,404	197	5.77
Mortgages held for sale	342	22	6.31	1,788	130	7.26	1,544	126	8.16
Other	234	1	.62	148	1	.96	420	14	3.21

Total interest earning assets	161,500	10,165	6.29	175,738	13,661	7.77	183,766	16,150	8.79

Accrued interest receivable	1,016	—	—	1,236	—	—	1,387	—	—
Reserve for credit losses	(3,778)	—	—	(2,807)	—	—	(2,882)	—	—
Assets of discontinued operations	3,088	—	—	5,258	—	—	9,154	—	—
Other assets	28,040	—	—	29,506	—	—	32,470	—	—

Total assets(e)	$189,866	$10,165	—	$208,931	$13,661	—	$223,895	$16,150	—

Liabilities and stockholders’ equity:
Deposits:
Savings – domestic	$62,342	$829	1.33%	$54,091	$1,218	2.25%	$53,339	$1,549	2.90%
Time – domestic	19,772	609	3.08	26,133	1,283	4.91	30,733	1,694	5.51
International	9,814	634	6.46	16,493	1,000	6.06	16,639	1,169	7.03

Total interest bearing deposits	91,928	2,072	2.25	96,717	3,501	3.62	100,711	4,412	4.38

Short-term borrowings	13,949	417	2.99	19,845	1,044	5.25	22,127	1,550	6.99
Due to brokers/dealers	3,896	45	1.18	3,849	149	3.84	4,829	274	5.66
Long-term debt	22,658	1,148	5.06	27,945	1,623	5.81	31,191	2,088	6.69

Total interest bearing liabilities	132,431	3,682	2.78	148,356	6,317	4.26	158,858	8,324	5.24

Net interest spread	—	6,483	3.51	—	7,344	3.51	—	7,826	3.55

Demand deposits and other noninterest-bearing time deposits	28,560	—	—	27,772	—	—	29,670	—	—
Liabilities of discontinued operations	1,766	—	—	3,254	—	—	6,399	—	—
Other liabilities	9,793	—	—	10,219	—	—	10,834	—	—

Total liabilities	172,550	3,682	—	189,601	6,317	—	205,761	8,324	—

Stockholders’ equity and dual convertible preferred stock	17,316	—	—	19,330	—	—	18,134	—	—

Total liabilities and stockholders’ equity	$189,866	$3,682	—	$208,931	$6,317	—	$223,895	$8,324	—

Net interest margin			4.01%			4.18%			4.26%

Rate/Volume Analysis (Unaudited)

	2002 Compared to 2001			2001 Compared to 2000
	Increase (Decrease) Due to(c)			Increase (Decrease) Due to(c)

In millions	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:(a)
Interest bearing deposits	$(6)	$7	$1	$94	$(86)	$8
Federal funds sold and securities purchased under agreements to resell	(320)	(46)	(366)	599	(241)	358
Trading account securities	(13)	(38)	(51)	5	(18)	(13)
Securities	127	(433)	(306)	(606)	11	(595)
Loans and leases – domestic	(515)	(1,284)	(1,799)	(1,115)	(1,075)	(2,190)
Loans and leases – international	(205)	(575)	(780)	428	(423)	5
Due from brokers/dealers	(6)	(81)	(87)	34	(86)	(52)
Mortgages held for sale	(93)	(15)	(108)	19	(15)	4
Other	—	—	—	(7)	(7)	(14)

Total interest earning assets	(1,031)	(2,465)	(3,496)	(549)	(1,940)	(2,489)

Interest paid on:
Deposits:
Savings – domestic	165	(554)	(389)	22	(353)	(331)
Time – domestic	(266)	(408)	(674)	(238)	(173)	(411)
International	(427)	61	(366)	(10)	(159)	(169)

Total interest bearing deposits	(528)	(901)	(1,429)	(226)	(685)	(911)

Short-term borrowings	(256)	(371)	(627)	(149)	(357)	(506)
Due to brokers/dealers	2	(106)	(104)	(48)	(77)	(125)
Long-term debt	(283)	(192)	(475)	(205)	(260)	(465)

Total interest bearing liabilities	(1,065)	(1,570)	(2,635)	(628)	(1,379)	(2,007)

Net interest differential(b)	$34	$(895)	$(861)	$79	$(561)	$(482)

(a)	Data is presented on a tax-equivalent basis. The tax-equivalent adjustment is based upon the applicable federal and state statutory income tax rates.

(b)	Includes fee income of $413 million, $442 million and $423 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(c)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

(d)	Nonperforming loans are included in average balances used to determine rates.

(e)	Average international assets and liabilities as a percentage of total average consolidated assets and liabilities amounted to 14.5%, and 14.5% at December 31, 2002, 15.3% and 15.1% at December 31, 2001 and 12.1% and 11.9% at December 31, 2000.

Quarterly Summarized Financial Information (Unaudited)

	2002				2001
Dollars in millions, except per share amounts	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Interest income	$2,352	$2,390	$2,673	$2,686	$2,924	$3,306	$3,515	$3,858
Interest expense	802	873	1,031	976	1,216	1,485	1,643	1,973

Net interest income	1,550	1,517	1,642	1,710	1,708	1,821	1,872	1,885

Provision for credit losses	750	352	1,250	408	1,373	323	313	314

Net interest income after provision for credit losses	800	1,165	392	1,302	335	1,498	1,559	1,571
Securities gains/(losses)	148	51	(208)	15	(109)	44	2	(213)
Other noninterest income	1,163	1,275	1,204	1,388	796	1,417	1,133	1,485

	2,111	2,491	1,388	2,705	1,022	2,959	2,694	2,843
Noninterest expense	1,665	1,593	1,588	1,557	1,863	1,710	1,852	2,553

Income/(loss) from continuing operations before income taxes	446	898	(200)	1,148	(841)	1,249	842	290
Applicable income tax expense/(benefit)	149	301	(94)	412	(355)	473	317	137

Income from continuing operations	297	597	(106)	736	(486)	776	525	153

Discontinued operations:
(Loss)/income from discontinued operations	(60)	(25)	(390)	—	(29)	(14)	11	(14)
Applicable income tax (benefit)/expense	(24)	(7)	(110)	1	(8)	(4)	5	(3)

Net income/(loss)	$261	$579	$(386)	$735	$(507)	$766	$531	$142

Net income/(loss) applicable to common shares	$256	$574	$(391)	$730	$(512)	$760	$523	$132

Per common share:
Basic earnings:
Continuing operations	$.28	$.57	$(.11)	$.70	$(.47)	$.71	$.48	$.13
Net income	.24	.55	(.37)	.70	(.49)	.70	.48	.12
Diluted earnings:
Continuing operations	.28	.57	(.11)	.70	(.47)	.71	.47	.13
Net income	.24	.55	(.37)	.70	(.49)	.70	.48	.12
Dividends declared	.35	.35	.35	.35	.35	.33	.33	.33
Dividends paid	.35	.35	.35	.35	.33	.33	.33	.33
Stock Price:
High	$27.49	$31.75	$36.60	$37.21	$38.64	$39.73	$42.28	$43.64
Low	17.75	18.75	30.70	31.10	31.45	32.65	36.06	34.39
Average number of common shares (in millions):
Basic	1,046.1	1,045.9	1,045.5	1,043.9	1,045.6	1,084.3	1,083.8	1,083.5
Diluted	1,047.3	1,047.0	1,045.5	1,049.5	1,045.6	1,091.8	1,094.5	1,095.9

FleetBoston’s common stock is listed on the New York and Boston Stock Exchanges under the symbol “FBF.” The table above sets forth, for the periods indicated, the range of high and low sale prices per share of FleetBoston’s common stock on the composite tape and dividends declared and paid per share. At December 31, 2002, FleetBoston had 83,191 shareholders of record.

Loans and Leases Maturity
(Unaudited)

December 31, 2002	Within	1 to 5	After 5
In millions	1 Year	Years	Years	Total

Domestic:
Commercial and industrial	$15,681	$20,655	$3,023	$39,359
Commercial real estate:
Construction	937	984	87	2,008
Interim/permanent	4,196	4,408	389	8,993
Home equity	4,828	12,516	5,496	22,840
Residential real estate	4,491	4,728	1,873	11,092
Credit card	2,322	3,572	—	5,894
Other consumer	2,247	1,090	5	3,342
Lease financing	2,884	5,996	2,319	11,199

Total domestic loans and leases	37,586	53,949	13,192	104,727

International:
Commercial	9,032	2,377	60	11,469
Consumer	792	208	5	1,005
Lease financing	927	2,252	—	3,179

Total international loans and leases	10,751	4,837	65	15,653

Total	$48,337	$58,786	$13,257	$120,380

Interest Sensitivity of Loans and Leases Over One Year
(Unaudited)

December 31, 2002	Predetermined	Floating
In millions	Interest Rates	Interest Rates	Total

1 to 5 years	$21,389	$37,397	$58,786
After 5 years	5,573	7,684	13,257

Total	$26,962	$45,081	$72,043

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information concerning executive officers of FleetBoston which responds to this Item is incorporated by reference from Item 3A contained in Part I of this Report. The information that responds to this Item with respect to directors is incorporated by reference from the section entitled “Election of Directors” in FleetBoston’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Exchange Act and which will be filed with the SEC not later than 120 days after the end of FleetBoston’s fiscal year (the “Proxy Statement”). Information with respect to compliance by FleetBoston’s directors and executive officers with Section 16(a) of the Exchange Act is incorporated by reference from the subsection entitled “SEC Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required in response to this Item is incorporated by reference from the section entitled “Compensation of Executive Officers” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item, except as provided below, is incorporated by reference from the sections entitled “Election of Directors,” “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in the Proxy Statement.

     The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)

Number of
	securities to be		Number of securities remaining and
	issued upon	Weighted average	available for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans (excluding
	options, warrants	options, warrants	securities reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	50,222,857	$33.97	0
Equity compensation plans not approved by security holders	29,310,567 [1]	28.45 [1]	22,064,054 [2,3]

Total	79,533,424 [4]	$31.95	22,064,054

[1] Under the Corporation’s Directors Deferred Compensation and Stock Unit Plan, as of December 31, 2002, current and former non-employee directors of the Corporation held stock units representing the right to receive 273,670 shares of FleetBoston common stock following termination of service as a director. The stock units are included in column (a), but because there is no “exercise price” associated with the stock units, they are not reflected in column (b).
[2] The number of shares of FleetBoston common stock available for future issuance under the FleetBoston 1996 Long-Term Incentive Plan is determined primarily pursuant to a formula that provides for annual share infusions equal to 1.25% of FleetBoston’s outstanding common stock as of the first business day of each year; also, shares available during any year and not utilized, shares subject to awards that expire or are cancelled, forfeited or terminated, as well as shares delivered to FleetBoston to pay the exercise price of options or withholding taxes, are available for re-grant.
[3] Of the 22,064,054 shares of FleetBoston common stock available for future issuance: 10,512,540 shares were available under the FleetBoston 1996 Long-Term Incentive Plan to be issued in the form of stock options, restricted stock (annual grants of which may not exceed .5% of FleetBoston’s outstanding common stock as of the first business day of each year), stock appreciation rights and other stock awards; 5,777,478 shares were available under the stock incentive plans of Summit Bancorp assumed by FleetBoston in the Summit acquisition (under which no grants were made subsequent to December 31, 2002 and under which no further grants may be made after February 7, 2003); 362,333 shares were available under the FleetBoston 1995 Restricted Stock Plan to be issued in the form of restricted stock; 3,739,447 shares were available under the FleetBoston Employee Stock Purchase Plan for purchase by FleetBoston employees; and 1,672,256 shares were available under the Directors Deferred Compensation and Stock Unit Plan upon the payment of stock units received by non-employee directors as part of ordinary annual grants and upon optional and mandatory deferrals of director retainer and meeting fees.
[4] In addition to the securities presented in the above table, there were (1) outstanding options to purchase 27,577,530 shares of FleetBoston common stock granted to employees and non-employee directors of predecessor companies and (2) 62,549 outstanding stock units received by non-employee directors of BankBoston, which were assumed in mergers. The weighted-average exercise price of the assumed options was, in the aggregate, $31.18. 23,089,125 of the 29,310,567 shares presented in the above table as issuable upon the exercise of outstanding options, warrants and rights as of December 31, 2002 under plans not approved by security holders, and 10,512,540 of the 22,064,054 shares of FleetBoston common stock presented in the above table as available for future issuance under plans not approved by security holders, were granted or are available, as the case may be, under the FleetBoston 1996 Long-Term Incentive Plan, which was approved by the shareholders of BankBoston prior to the merger of Fleet Financial Group, Inc. and BankBoston.

Stock Incentive Plans

FleetBoston maintains stock incentive plans for certain key employees. The plans provide for the grant of stock options (both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and non-qualified stock options), restricted stock, stock appreciation rights and other stock awards.

     The plans are generally administered by the Human Resources Committee of the FleetBoston Board of Directors, which has full authority to determine the provisions of awards, including vesting schedules, price, performance standards, length of any performance, restriction or option period, dividend rights, post-retirement and termination rights and payment alternatives, as well as to interpret the terms of the plans and of awards made under the plans.

     Individual award agreements set forth the extent to which stock options, restricted stock and other awards may continue to be exercisable and/or vest following the employee’s death, retirement, disability or other termination of employment. Such award agreements also set forth the applicable vesting schedule and/or restricted period for such awards. In general, following a “change in control” (as defined in the plans): (1) stock options and stock appreciation rights become immediately exercisable, (2) restrictions on restricted stock lapse and (3) the target payout opportunities attainable under outstanding awards of restricted stock and performance shares will be deemed to have been fully earned for the entire performance period, and the vesting of all awards will be accelerated.

     FleetBoston’s primary stock incentive plan is its 1996 Long-Term Incentive Plan, which was assumed by FleetBoston following the merger of Fleet Financial Group, Inc. and BankBoston, and which was approved prior to that merger by the stockholders of BankBoston. FleetBoston also has on-going granting authority under its 1995 Restricted Stock Plan (which the Corporation utilizes primarily to grant restricted stock awards in connection with new hires).

     Stock options are granted with an exercise price equal to the fair market value of the underlying Corporation common stock on the date of grant. Stock options are not exercisable more than ten years from the date of grant.

     In addition to time-based vesting provisions, certain restricted stock awards vest contingent upon, or are accelerated if, certain pre-established performance goals are attained. Until the applicable restrictions have been satisfied, the participant may not sell, assign, transfer, pledge or otherwise encumber shares of restricted stock. Holders of restricted stock generally have dividend and voting rights as to shares of restricted stock, including shares that are subject to forfeiture.

Employee Stock Purchase Plan

Under the FleetBoston Employee Stock Purchase Plan or “ESPP,” participating FleetBoston employees are permitted to designate up to the lesser of 15% of their annual base compensation or $25,000 towards the purchase of FleetBoston common stock. Employees with one year of service to FleetBoston are entitled to purchase price contributions from FleetBoston, currently resulting in an effective 5% discount to the market price of FleetBoston common stock at the time of purchase. Under the ESPP, FleetBoston common stock is generally purchased in the open market by the ESPP plan administrator.

Directors Deferred Compensation and Stock Unit Plan

FleetBoston maintains a Deferred Compensation and Stock Unit Plan for its non-employee directors. Under this Directors’ Plan, each non-employee director receives an annual award of stock units equal to $30,000. The Directors’ Plan also provides for the mandatory deferral of 50% of each director’s annual retainer into stock units, and permits directors to elect to defer all or a portion of their remaining annual retainer, committee retainers and meeting fees into stock units or a fixed rate account, or a combination of the two. The directors’ accounts under the Directors’ Plan are increased in connection with the payment of dividends or other distributions paid on FleetBoston common stock to reflect the number of additional shares of FleetBoston common stock that could have been purchased had the dividends or other distributions been paid on each share of common stock underlying the then outstanding stock units in the directors’ accounts. Stock units are payable following termination of service as a director out of shares of FleetBoston common stock held in treasury.

For additional information regarding the FleetBoston equity compensation plans, refer to Note 14 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions

The information required in response to this Item is incorporated by reference from the subsection entitled “Other Information Relating to Directors, Nominees and Executive Officers — Indebtedness and Other Transactions” in the Proxy Statement.

Item 14. Controls and Procedures

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this annual report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of the evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1).	The financial statements of FleetBoston required in response to this Item are incorporated by reference from Item 8 of this Report.

(a)(2).	Not applicable.

(a)(3).	See the exhibits listed below under Item 14(c).

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from October 1, 2002 to the date of the filing of this Report:

•	Current Report on Form 8-K, filed October 16, 2002, announcing earnings for the third quarter of 2002.

•	Current Report on Form 8-K, filed January 10, 2003, pre-announcing summarized results for the fourth quarter of 2002.

•	Current Report on Form 8-K, filed January 16, 2003, announcing earnings for the fourth quarter and year ended December 31, 2002.

•	Current Report on Form 8-K, filed February 18, 2003, reporting the sale of $500 million of 3.85% Senior Notes due 2008.

(c)	Exhibit Index

Exhibit
Number

3(a)	Restated Articles of Incorporation of the Corporation, as amended through April 18, 2000 (incorporated by reference to Exhibit 3 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

3(b)	Certificate of Correction filed with the Rhode Island Secretary of State correcting a typographical error in the Corporation’s Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3(c)	Certificate of Votes filed with the Rhode Island Secretary of State reducing the number of reserved shares of the Corporation’s Cumulative Participating Junior Preferred Stock (incorporated by reference to Exhibit 3(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3(d)	Statement of Resolutions establishing the Corporation’s Cumulative Participating Junior Preferred Stock (Series 2000) as a Series of Preferred Stock, filed with the Rhode Island Secretary of State (incorporated by reference to Exhibit 3(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3(e)	By-Laws of the Corporation, as amended (incorporated by reference to Exhibit 3(g) for the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

4(a)	Rights Agreement, dated as of August 16, 2000, between the Corporation and EquiServe, LP, as Rights Agent (incorporated by reference to Exhibit 4 of the Corporation’s Registration Statement on Form 8-A dated November 7, 2000)

4(b)	Instruments defining the rights of security holders, including indentures (The Corporation has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. The Corporation hereby agrees to furnish a copy of any such instrument to the Commission upon request)

Exhibit
Number

10(a)*	Form of Change in Control Agreement for certain officers, together with Schedule of Persons who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997)

10(b)*	Revised Schedule of Executive Officers who have entered into certain Change in Control Agreements

10(c)*	Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001 and Amendment Seven thereto effective February 19, 2002 (incorporated by reference to Exhibit 10(d) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibits 10(g), 10(h), 10(i) and 10(j) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10(d) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10(d)*	Amendment Eight to Supplemental Executive Retirement Plan effective October 15, 2002

10(e)*	Amended and Restated 1994 Performance-Based Bonus Plan for the Named Executive Officers (incorporated by reference to Exhibit 10(k) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(f)*	Amended and Restated 1992 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10(f) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(g)*	Employment Agreement, dated as of February 20, 1995, between the Corporation and Joel B. Alvord (incorporated by reference to Exhibit 10(j) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995)

10(h)*	Shawmut National Corporation 1989 Nonemployee Directors’ Restricted Stock Plan (assumed by the Corporation on November 30, 1995) (incorporated by reference to Shawmut’s 1989 Proxy Statement dated March 31, 1989 (File No. 1-10102))

10(i)*	1995 Restricted Stock Plan (incorporated by reference to Exhibit 10(o) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995)

10(j)*	Executive Deferred Compensation Plan No. 1, as amended by Amendment One thereto effective January 1, 2000 (incorporated by reference to Exhibits 10(p) and 10(q) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(k)*	Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000 and Amendment Three thereto effective January 1, 2002 (incorporated by reference to Exhibits 10(r), 10(s) and 10(t) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and Exhibit 10(l) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(l)*	Amendment Four to Executive Deferred Compensation Plan No. 2 effective October 15, 2002

10(m)*	Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000 and Amendment Two thereto effective January 1, 2002 (incorporated by reference to Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(v) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and Exhibit 10(n) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(n)*	Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective January 1, 2000 and Amendment Three thereto effective November 1, 2001 (incorporated by reference to Exhibit 10(e) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibits 10(x) and 10(y) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and Exhibit 10(p) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(o)*	Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2 (incorporated by reference to Exhibit 10(z) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(p)*	Trust Agreement for the Executive Supplemental Plan (incorporated by reference to Exhibit 10(g) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10(q)*	Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(h) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10(r)*	Stock Unit Contract, dated December 17, 1997, between the Corporation and Terrence Murray, as amended by an amendment dated January 25, 2000 (incorporated by reference to Exhibit 10(z) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 and Exhibit 10(ee) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(s)*	Directors Deferred Compensation and Stock Unit Plan, as amended effective as of July 1, 2000 (incorporated by reference to Exhibit 10(bb) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and Exhibit 10(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10(t)*	Second Amendment, dated as of December 17, 2002, to the Directors Deferred Compensation and Stock Unit Plan

Exhibit
Number

10(u)*	FleetBoston Financial 1996 Long-Term Incentive Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(v) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(v)*	BankBoston Corporation 1991 Long-Term Stock Incentive Plan (assumed by the Corporation on October 1, 1999), as amended by an amendment thereto dated as of October 16, 2001 (incorporated by reference to Exhibit 10(c) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522) and Exhibit 10(x) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(w)*	BankBoston Corporation Executive Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(d) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

10(x)*	Instrument providing for the cessation of accruals under the BankBoston Corporation Executive Deferred Compensation Plan effective December 31, 2000 (incorporated by reference to Exhibit 10(z) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(y)	Amendment, dated December 24, 2001, to the BankBoston Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10(aa) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(z)*	BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(e) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522) and Exhibits 10(cc) and 10(dd) of the Corporation’s Annual
Report on Form 10-K for the year ended December 31, 2001)

10(aa)*	Description of BankBoston Corporation’s Supplemental Life Insurance Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(h) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))

10(bb)*	BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment and a Third Amendment thereto (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(g) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522) and Exhibits 10(gg) and 10(hh) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(cc)*	Description of BankBoston Corporation’s Supplemental Long-Term Disability Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522))

10(dd)*	BankBoston Corporation’s Director Stock Award Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))

10(ee)*	BankBoston Corporation Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

10(ff)*	BankBoston, N.A. Directors Deferred Compensation Plan (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))

10(gg)*	BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001 (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522) and Exhibit 10(nn) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(hh)*	Description of BankBoston Corporation’s Director Retirement Benefits Exchange Program (assumed by the Corporation on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))

10(ii)*	Letter Agreement, dated as of May 24, 2000, between BankBoston Corporation and Henrique C. Meirelles (incorporated by reference to Exhibit 10(b) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10(jj)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Charles K. Gifford, as amended by an amendment effective February 7, 2000 (incorporated by reference to Exhibit 10(a) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(b) of the Corporation’s Form 10-Q for the quarter ended March 31, 2000)

10(kk)*	Second Amendment to Employment Agreement between the Corporation and Charles K. Gifford, effective as of April 22, 2002

10(ll)*	Third Amendment to Employment Agreement between the Corporation and Charles K. Gifford, effective as of October 1, 2002

Exhibit
Number

10(mm)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Henrique C. Meirelles, as amended by an amendment effective March 14, 2000, with related side letter (incorporated by reference to Exhibit 10(b) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(c) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10(nn)*	Second Amendment to Employment Agreement between the Corporation and Henrique C. Meirelles, effective as of April 22, 2002

10(oo)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Paul F. Hogan, as amended by an amendment effective March 17, 2000, with related side letter (incorporated by reference to Exhibit 10(c) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(d) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10(pp)*	Second Amendment to Employment Agreement between the Corporation and Paul F. Hogan, effective as of April 22, 2002

10(qq)*	Employment Agreement, dated as of March 14, 1999, between the Corporation and Bradford H. Warner, as amended by an amendment effective March 30, 2000, with related side letter (incorporated by reference to Exhibit 10(d) of the Corporation’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(e) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10(rr)*	Second Amendment to Employment Agreement between the Corporation and Bradford H. Warner, effective as of April 22, 2002

10(ss)*	Third Amendment to Employment Agreement between the Corporation and Bradford H. Warner, effective as of October 1, 2002

10(tt)*	Form of Change in Control Agreement entered into with Charles K. Gifford, Paul F. Hogan and Bradford H. Warner (incorporated by reference to Exhibit 10(bbb) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(uu)*	Form of Change in Control Agreement entered into with Joseph Smialowski (incorporated by reference to Exhibit 10(ccc) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999)

10(vv)*	Employment Agreement, dated as of March 3, 2000, between the Corporation and M. Anne Szostak (incorporated by reference to Exhibit 10(oo) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000)

10(ww)*	Retirement Agreement, dated as of October 10, 2001, between the Corporation and Terrence Murray (incorporated by reference to Exhibit 10(aaa) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(xx)*	Form of Letter Agreement for certain officers, together with Schedule of Executive Officers who have entered into such agreements (incorporated by reference to Exhibit 10(a) of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10(yy)*	Employment Agreement, dated as of October 1, 2000, between the Corporation and T. Joseph Semrod (incorporated by reference to Exhibit 10(a) of the Corporation’s Registration Statement on Form S-4 (File No. 333-50346))

10(zz)*	Retention and Deferred Compensation Agreement, dated December 29, 1999, between the Corporation and Gary A. Spiess (incorporated by reference to Exhibit 10(eee) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001)

10(aaa)*	Employment Letter, dated October 31, 2002, between the Corporation and Robert C. Lamb, Jr.

10(bbb)*	Change in Control Agreement, dated as of December 16, 2002, between the Corporation and Robert C. Lamb, Jr.

10(ccc)	FleetBoston Financial Corporation Employee Stock Purchase Plan (July 1, 2000 Restatement) (incorporated by reference to Exhibit 4 to the Corporation’s Registration Statement on Form S-8 (File No. 333-44517))

10(ddd)	Amendment One to FleetBoston Financial Corporation Employee Stock Purchase Plan (July 1, 2000 Restatement) effective December 31, 2002

12	Computation of Consolidated Ratios of Earnings to Fixed Charges

21	Subsidiaries of the Corporation

23	Consent of Independent Accountants

99(a)	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99(b)	Certification of Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Management contract, or compensatory plan or arrangement

(d)	Financial Statement Schedules – None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2003.

FLEETBOSTON FINANCIAL CORPORATION

By:	/S/ ROBERT C. LAMB, JR.

Robert C. Lamb, Jr. Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 28, 2003.

Signature	Title

/S/ CHARLES K. GIFFORD Charles K. Gifford	Chairman, Chief Executive Officer and Director

/S/ ROBERT C. LAMB, JR. Robert C. Lamb, Jr.	Executive Vice President and Chief Financial Officer

/S/ ERNEST L. PUSCHAVER Ernest L. Puschaver	Chief Accounting Officer

/S/ JOEL B. ALVORD Joel B. Alvord	Director

/S/ WILLIAM BARNET, III William Barnet, III	Director

/S/ DANIEL P. BURNHAM Daniel P. Burnham	Director

/S/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr.	Director

/S/ KIM B. CLARK Kim B. Clark	Director

/S/ JOHN T. COLLINS John T. Collins	Director

/S/ GARY L. COUNTRYMAN Gary L. Countryman	Director

/S/ T.J. DERMOT DUNPHY T.J. Dermot Dunphy	Director

/S/ MARIAN L. HEARD Marian L. Heard	Director

Signature	Title

/S/ ROBERT M. KAVNER Robert M. Kavner	Director

/S/ THOMAS J. MAY Thomas J. May	Director

/S/ DONALD F. MCHENRY Donald F. McHenry	Director

/S/ TERRENCE MURRAY Terrence Murray	Director

/S/ MICHAEL B. PICOTTE Michael B. Picotte	Director

/S/ FRANCENE S. RODGERS Francene S. Rodgers	Director

/S/ THOMAS M. RYAN Thomas M. Ryan	Director

/S/ T. JOSEPH SEMROD T. Joseph Semrod	Director

/S/ PAUL R. TREGURTHA Paul R. Tregurtha	Director

CERTIFICATIONS

I, Charles K. Gifford, certify that:

1.	I have reviewed this annual report on Form 10-K of FleetBoston Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003
/S/ CHARLES K. GIFFORD

Charles K. Gifford Chairman and Chief Executive Officer

I, Robert C. Lamb, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of FleetBoston Financial Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003
/S/ ROBERT C. LAMB, JR.

Robert C. Lamb, Jr. Executive Vice President and Chief Financial Officer