Form 10-Q
period 2003-03-31
FLEETBOSTON FINANCIAL CORP
filed 2003-05-15
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6366

FLEETBOSTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0341324 (I.R.S. Employer Identification No.)

100 Federal Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip code)

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

  YES           ☒                        NO           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  YES           ☒                        NO           ☐

The number of shares of common stock of the Registrant outstanding as of April 30, 2003 was 1,051,525,912.

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED MARCH 31, 2003
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PAGE
PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	3

Controls and Procedures	27

Consolidated Statements of Income
Three months ended March 31, 2003 and 2002	28

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002	29

Consolidated Statements of Changes in Stockholders’ Equity
Three months ended March 31, 2003 and 2002	30

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002	31

Condensed Notes to Consolidated Financial Statements	32

PART II. OTHER INFORMATION	40

SIGNATURES	43

CERTIFICATIONS	44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

FINANCIAL SUMMARY

Three months ended March 31	2003	2002
Dollars in millions,
except per share amounts

Earnings
Net interest income (FTE)(a)	$1,622	$1,732
Noninterest income	1,138	1,403
Noninterest expense	1,573	1,557
Provision for credit losses	280	408
Income from continuing operations	577	736
Loss from discontinued operations	(10)	(1)
Net income	567	735

Per Common Share
Basic earnings:
Continuing operations	$.55	$.70
Net income	.54	.70
Diluted earnings:
Continuing operations	.55	.70
Net income	.54	.70
Cash dividends declared	.35	.35
Book value	16.04	16.55

Ratios
Continuing operations:
Return on average assets(b)	1.20%	1.56%
Return on average common equity	13.91	16.96
Net income:
Return on average assets	1.18	1.52
Return on average common equity	13.67	16.92
Total equity to assets (period-end)	8.60	9.15
Tangible common equity to assets	6.29	6.57
Tier 1 risk-based capital	8.36	8.11
Total risk-based capital	11.71	11.70
Leverage	8.03	8.20

At March 31
Total assets	$199,308	$192,164
Loans and leases	124,015	122,517
Deposits	129,575	120,017
Long-term debt	19,551	24,348
Stockholders’ equity	17,132	17,586
Nonperforming assets	2,973	2,070

(a)	The fully taxable equivalent, or “FTE,” adjustment included in net interest income was $12 million and $22 million for the three months ended March 31, 2003 and 2002, respectively.
(b)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

OVERVIEW

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2002, which we previously filed with the SEC. You should read this information together with the financial information contained in the 10-K. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

          Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $199 billion in total assets as of March 31, 2003.

          Our operations are focused along two principal lines of business: Personal Financial Services and Commercial Financial Services. Personal Financial Services provides consumer retail banking, small business banking, and wealth management and brokerage services. Commercial Financial Services provides financial services to large, middle market and multinational corporations, as well as institutional and public sector clients, including leasing and commercial real estate, asset-based and industry lending. Products include cash management, loan syndications, global trade services, foreign exchange, interest rate risk management, mergers and acquisitions, and retirement plan services. Our other business lines include Capital Markets, composed of brokerage market-making and principal investing, and International Banking. Our lines of business and their supporting business units are more fully discussed in the Line of Business Information section of this discussion and analysis.

          The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies.

          Information about accounting policies considered relatively more significant in this respect, which are the determination of the reserve for credit losses, the valuation of principal investing securities, accounting for goodwill and accounting for income taxes, is included in the Significant Accounting Policies section of Management’s Discussion and Analysis in our 2002 10-K. There were no significant changes in these accounting policies during the first quarter of 2003.

          This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of FleetBoston and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Actual results may differ materially from those projected as a result of the following risks and uncertainties, as well as any other risks and uncertainties detailed from time to time in our filings with the SEC:

•	general political and economic conditions, either domestically or internationally, as well as continued economic, political and social uncertainties in Latin America;

•	developments concerning credit quality, including the resultant effect on the levels of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	continued weakness in domestic commercial loan demand, and the impact of that weakness on our corporate lending activities;

•	continued weakness in the global capital markets and the impact of that weakness on our principal investing and other capital markets-related businesses and our wealth management and brokerage businesses, as well as the availability and terms of funding necessary to meet our liquidity needs;

•	customer borrowing, repayment, investment and deposit practices;

•	interest rate and currency fluctuations, equity and bond market fluctuations and inflation;

•	the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities;

•	competitive product and pricing pressures within our markets;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines and other aspects of the financial services industry;

•	changes in accounting rules, policies, practices and procedures;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us and/or our subsidiaries;

•	the effectiveness of instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk; and

•	the effects of terrorist activities or other hostilities, including geopolitical stresses in the Middle East and other areas.

          Net income was $567 million, or $.54 per diluted share, for the first quarter of 2003 and included an aggregate net loss of $10 million from discontinued businesses. Net income for the first quarter of 2002 was $735 million, or $.70 per diluted share, and included an aggregate net loss of $1 million from discontinued businesses. Return on average assets and return on average common equity were 1.18% and 13.67%, respectively, for the first quarter of 2003, compared to 1.52% and 16.92%, respectively, for the same period in 2002.

          Remaining assets of discontinued businesses, specifically Robertson Stephens and Asia, are held for sale as of March 31, 2003 and are presented separately in the accompanying consolidated balance sheet at the lesser of their carrying value or estimated fair value less costs to dispose. Remaining liabilities, including related exit costs, are presented separately in the consolidated balance sheet. For more information concerning discontinued businesses, refer to Note 2 to the Consolidated Financial Statements in this 10-Q.

          The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, for the three months ended March 31, 2003, income from continuing operations was $577 million, or $.55 per diluted share, compared to $736 million, or $.70 per diluted share, for the three months ended March 31, 2002. Return on average assets and return on average common equity were 1.20% and 13.91%, respectively, for the first quarter of 2003, compared to 1.56% and 16.96%, respectively, for the first quarter of 2002.

          Results for the first quarter of 2003 were impacted by continued weakness in both the equity markets and commercial credit demand, due to the sluggish economy, as well as government-mandated actions in Argentina, resulting in lower net interest income and capital markets-related and investment services revenues compared to the first quarter of 2002. In spite of this challenging environment, notable improvements during the 2003 quarter included growth in home equity and residential mortgage loans and low-cost core deposits, and a reduced level of credit costs.

          The above-mentioned decline in capital markets-related revenue was mainly due to losses in Argentina related to judicial decrees that released previously frozen deposits at pre-devaluation exchange rates; a decline in market-making revenue reflecting difficult market conditions; and investment writedowns against the principal investing portfolio due to the continued weakness in the financial markets. Investment services revenue declined due to poor market conditions which resulted in a lower level of assets under management and lower asset management fees. Partially offsetting these declines were improvements in trading profits and commissions and securities gains, and a lower level of credit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LINE OF BUSINESS INFORMATION

Our customer-focused organizational structure includes four lines of business: Personal Financial Services, Commercial Financial Services, International Banking and Capital Markets. You can obtain additional information about the products and services offered by each line of business, as well as information about supporting business units, in the Line of Business Information section of Management’s Discussion and Analysis and in Note 18 to the Consolidated Financial Statements in our 2002 10-K.

          We may periodically restate business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have restated the information for the quarter ended March 31, 2002 presented throughout this section to reflect the implementation of management reporting modifications and changes in organizational structure implemented during the quarter ended March 31, 2003. The information appearing throughout this section is presented on both a fully taxable equivalent and a continuing operations basis.

Line of Business Earnings Summary

Three months ended March 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$263	$297	$1,643	$1,680	15%	18%
Commercial Financial Services	242	268	949	1,013	14	14
International Banking	25	77	211	391	7	21
Capital Markets	(37)	19	(19)	73	nm	5
All Other	84	75	(24)	(22)	nm	nm

Total	$577	$736	$2,760	$3,135	14%	17%

nm — not meaningful

The following discussion focuses on the components of each of our four business lines, and explains results in terms of their underlying businesses.

Personal Financial Services

Three months ended March 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$1,013	$1,038
Noninterest income	630	642
Total revenue	1,643	1,680
Provision for credit losses	262	234
Noninterest expense	991	984
Tax expense	127	165

Net income	$263	$297

Balance sheet data:
Average assets	$61,393	$53,246
Average loans and leases	48,889	41,535
Average low-cost core deposits(a)	67,094	62,274

Return on equity	15%	18%

(a)	Includes demand, money market and savings and NOW deposits.

Personal Financial Services earned $263 million in the first quarter of 2003, a decline of $34 million, or 11%, from the 2002 quarter. The lower interest rate environment, as well as difficult conditions in the equity markets for the asset management business, were largely responsible for the decline in earnings, mitigated by growth in low-cost core deposits and home equity loans.

Three months ended March 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income		Total Revenue		Return on Equity

Consumer and Small Business Services	$222	$243	$1,239	$1,232	20%	23%
Wealth Management and Brokerage	41	54	404	448	6	9

Total	$263	$297	$1,643	$1,680	15%	18%

Consumer and Small Business Services, which includes the Consumer Banking, Small Business Services and Credit Card businesses, earned $222 million in the first quarter of 2003, a decrease of $21 million, or 9%, over the prior year quarter. This change in earnings primarily resulted from the declining interest rate environment, which put pressure on spreads. Partially offsetting this decline was a beneficial change in deposit mix, as low-cost deposit balances increased 9%, or $5.1 billion, while higher-cost time deposits decreased $4.5 billion when compared to the prior year quarter, reflecting the impact of our pricing strategy for time deposits. In addition, consumer loan balances, particularly home equity loans, increased $8.5 billion, or 24%, reflecting our increased emphasis on cross-selling this product coupled with market conditions.

          Wealth Management and Brokerage earned $41 million in the first quarter of 2003, which represented a decrease of $13 million versus the prior year quarter, as difficult market conditions continued to negatively impact this business. Expense management mitigated these declines. The market value of domestic assets under management, which primarily reflected the overall lower valuation of the stock market, was approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$139 billion as of March 31, 2003 versus $167 billion as of March 31, 2002.

Commercial Financial Services

Three months ended March 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$622	$675
Noninterest income	327	338
Total revenue	949	1,013
Provision for credit losses	129	179
Noninterest expense	416	388
Tax expense	162	178

Net income	$242	$268

Balance sheet data:
Average assets	$77,435	$86,637
Average loans and leases	67,100	78,101
Average deposits	33,428	24,977

Return on equity	14%	14%

Commercial Financial Services earned $242 million in the first quarter of 2003, a decrease of $26 million from the prior year quarter. Earnings from the underlying business units reflected the impact of lower loan volumes which resulted from our strategic decision announced last year to reduce certain exposures, combined with continued weak commercial credit demand. Strong derivatives-related revenue from sales of derivative contracts to customers, and higher deposit balances resulting from increased sales and cross-selling activities, helped mitigate the negative impact of the weak economic climate.

          As more fully explained in the All Other portion of this Line of Business Information section, provisions for credit losses are generally allocated to Commercial Financial Services on an “expected loss” basis over an economic cycle. This method of allocating provisions for credit losses to the business lines differs from the method used to determine our consolidated provision for credit losses for any given period. In accordance with this methodology, after-tax credit-related costs (provision for credit losses and other credit-related costs) of approximately $36 million for the first quarter of 2003 and $41 million for the first quarter of 2002 were recorded in All Other and represented the excess of that charged to the Commercial Financial Services business line. If these costs were reflected currently, instead of prospectively over the economic cycle, the earnings of Commercial Financial Services would have been $206 million in the first quarter of 2003 and $227 million in the prior year quarter, and return on equity would have been 12% in both quarters.

Three months ended March 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income		Total Revenue		Return on Equity

Specialized Finance	$186	$194	$635	$684	15%	13%
Business Financial Services	56	74	314	329	13	17

Total	$242	$268	$949	$1,013	14%	14%

Specialized Finance earned $186 million in the first quarter of 2003 compared to $194 million in the prior year quarter, a decrease of 4%, with the results impacted by the execution of our risk reduction program and by reduced demand for commercial loan products. Strong derivatives-related revenue partially offset the impact of slow market conditions. Average loans were $51.8 billion for the first quarter of 2003, compared to $59.8 billion for the prior year quarter, a decline of $8 billion, or 13%, reflecting reduced demand and the impact of our risk reduction efforts.

          Business Financial Services earned $56 million in the first quarter of 2003, a decrease of $18 million, or 24%, from the prior year quarter. The change in earnings reflected reduced credit demand, partially offset by strong deposit growth. Average loan balances decreased $3 billion to $15.3 billion, while average deposits grew approximately $7.7 billion to $25.4 billion, when compared to the prior year quarter, due in part to new account relationships, particularly new business with the federal government related to processing of income tax return payments. This deposit is temporary and will be significantly smaller in the second quarter of 2003.

International Banking

Three months ended March 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$169	$248
Noninterest income	42	143
Total revenue	211	391
Provision for credit losses	19	76
Noninterest expense	152	191
Tax expense	15	47

Net income	$25	$77

Balance sheet data:
Average assets	$17,666	$24,063
Average loans and leases	11,241	16,576
Average deposits	7,728	8,995

Return on equity	7%	21%

Three months ended March 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Brazil	$45	$52	$150	$182	37%	40%
Argentina	(29)	8	(10)	128	nm	5
All Other International	9	17	71	81	10	18

Total	$25	$77	$211	$391	7%	21%

nm — not meaningful

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International Banking earned $25 million in the first quarter of 2003, a decrease of $52 million versus the prior year quarter. The majority of the decrease was directly related to the political and economic situation in Argentina.

          Argentina’s net loss for the first quarter of 2003 was $29 million, compared to a net profit of $8 million in the prior year quarter. This reflected the deterioration in the local economy as well as the impact of dramatic changes in government policies, including the pesofication of loans and deposits that had been denominated in U.S. dollars, the abolishment of the fixed currency exchange rate, the elimination of the inflation indexation on many consumer loans, the court-ordered payout of certain frozen deposits at pre-devaluation values, and valuation adjustments on foreign exchange contracts. In addition, management placed a significant portion of Argentina’s earning assets, including substantially all sovereign-related loans and securities and a significant portion of private sector loans, on nonaccrual status during the second quarter of 2002, resulting in lower levels of net interest income in the current year quarter relative to the prior year period.

          Brazil reported earnings of $45 million for the first quarter of 2003, down $7 million, or 13%, versus the prior year quarter. Brazil’s results reflected our decision, which we announced in April 2002, to reposition the balance sheet and reduce risk in that country.

Capital Markets

Three months ended March 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$(22)	$(22)
Noninterest income	3	95
Total revenue	(19)	73
Noninterest expense	37	44
Tax (benefit)/expense	(19)	10

Net (loss)/income	$(37)	$19

Return on equity	nm	5%

nm — not meaningful

Three months ended March 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net (Loss)/Income		Total Revenue		Return on Equity

Fleet Specialist	$12	$26	$46	$80	14%	30%
Principal Investing	(49)	(7)	(65)	(7)	nm	nm

Total	$(37)	$19	$(19)	$73	nm	5%

nm — not meaningful

Fleet Specialist earned $12 million in the first quarter of 2003, a decrease of $14 million from the prior year quarter, due to extremely difficult market conditions which affected this industry and limited profit opportunities.

          Principal Investing recorded a net loss of $49 million in the first quarter of 2003, compared to a net loss of $7 million in the prior year quarter. These results were affected by after-tax writedowns of $39 million recorded against the investment portfolio in the current quarter, reflecting impairment of value resulting from the continued weakness in the U.S. economy. At both March 31, 2003 and December 31, 2002, the aggregate carrying value of the principal investing portfolio was $3.4 billion, a decline of 8% from March 31, 2002.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity, combined with transfer pricing offsets. For instance, the provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This economic cycle methodology differs from the method used to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other. You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

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

          Results of All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had earnings of $84 million for the first quarter of 2003, compared to $75 million for the prior year quarter. Included in All Other were earnings from our Treasury unit of $86 million for the first quarter of 2003 compared to $77 million in the prior year quarter, with the increase resulting from net security gains. As mentioned above, All Other also includes the residual impact of methodology allocations, with the most significant item related to the consolidated provision for credit losses. For the first quarter of 2003, All Other included $36 million of after-tax credit-related costs (provision for credit losses and other credit-related costs) in excess of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

that allocated to our various business lines, compared to $41 million for the prior year quarter.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

Three months ended March 31	2003	2002
FTE basis
In millions

Interest income	$2,343	$2,686
Tax-equivalent adjustment	12	22
Interest expense	733	976

Net interest income	$1,622	$1,732

Net interest income for the first quarter of 2003 decreased $110 million, or 6%, compared to the same period a year ago. This decrease was partly due to declines from Argentina and Brazil, and also reflected the impact of management’s decision to place a substantial amount of Argentine loans and securities on nonaccrual status during the second quarter of 2002. Other factors impacting the decrease were lower levels of domestic commercial loans and narrower spreads due to the low interest rate environment. These declines were partially offset by higher volumes of home equity loans and residential mortgage loans and securities, and a favorable shift in our deposit mix from higher-yielding time deposits to low-cost core deposits.

          The declines in commercial loans were mainly due to weak credit demand, the pesofication and subsequent devaluation of the Argentine peso which reduced the dollar value of Argentine loans throughout 2002, and the implementation of measures to reduce risk exposures in our domestic large corporate and international portfolios, the latter particularly in Latin America.

Net Interest Margin and Interest Rate Spread

Three months ended March 31	2003		2002
FTE basis	Average		Average
Dollars in millions	Balance	Rate	Balance	Rate

Securities	$32,936	4.30%	$27,285	5.52%
Loans and leases:
Domestic	107,123	6.08	104,007	6.76
International	15,627	6.54	20,987	8.53
Due from brokers/dealers	4,767	1.00	3,967	1.43
Other	8,483	6.14	10,359	4.87

Total interest earning assets	168,936	5.63	166,605	6.54

Deposits	91,893	1.63	93,964	2.26
Short-term borrowings	14,152	2.48	15,879	3.67
Due to brokers/dealers	4,892	.83	3,904	1.20
Long-term debt	20,463	5.24	24,942	4.78

Interest bearing liabilities	131,400	2.25	138,689	2.84

Interest rate spread		3.38		3.70
Interest-free sources of funds	37,536		27,916

Total sources of funds	$168,936	1.74%	$166,605	2.37%

Net interest margin		3.89%		4.17%

Net interest margin represents the relationship between net interest income and average interest earning assets and can be significantly impacted by changes in the components of interest earning assets and interest bearing liabilities, as well as earning yields and funding costs.

          Net interest margin for the first quarter of 2003 declined 28 basis points compared to the prior year period, the result of the low interest rate environment, the situation in Argentina and a change in earning asset mix.

          Net interest margin is impacted by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of derivative instruments in managing interest rate risk. We utilize derivative instruments which qualify for hedge accounting under current accounting standards as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For the first quarter of 2003 and 2002, net interest margin would have been approximately 3.39% and 3.70%, respectively, if hedges were not entered into to mitigate interest rate fluctuations.

          Average securities increased $5.7 billion compared to the first quarter of 2002, primarily due to net purchases of domestic debt securities, mainly mortgage-backed securities. The decrease in the securities yield was the result of reinvestment of proceeds from securities sales and maturities into lower-yielding securities.

          Average domestic loans and leases increased $3.1 billion, driven primarily by higher average levels of home equity and residential mortgage loans, partially offset by lower average domestic commercial and industrial, or “C&I,” loan levels. The decline in C&I loans was mainly due to our strategic reduction of large domestic exposures, as well as continued weak loan demand in this difficult market environment.

          Average international loans and leases decreased $5.4 billion mainly due to the devaluation of the Argentine peso, as well as loan runoff in connection with our strategy to reduce credit exposure in Latin America.

          Average other interest earning assets decreased $1.9 billion as a result of a decrease in securities purchased under agreements to resell and federal funds sold. Other interest earning assets consist of interest bearing deposits, federal funds sold, securities purchased under agreements to resell, trading assets, mortgages held for sale and miscellaneous other earning assets.

          Average interest bearing deposits decreased $2.1 billion mainly due to a decline in foreign deposits, particularly in Argentina resulting from the government-mandated pesofication and the devaluation of the local currency. Also, during the first quarter of 2003 our deposit mix

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

shifted, as total domestic time deposits declined $5.3 billion and lower-yielding core deposits increased $5.4 billion when compared to the first quarter of 2002, reflecting the execution of our consumer banking strategy.

          Average short-term borrowings decreased $1.7 billion due to a decrease in treasury, tax and loan borrowings, attributable to a lower level of U.S. Treasury deposits.

          Average long-term debt decreased $4.5 billion, reflecting maturities of debt throughout 2002 and the first quarter of 2003, partly offset by issuances of senior notes and trust preferred securities during the same period.

Provision for Credit Losses

The provision for credit losses for the first quarter of 2003 amounted to $280 million compared to $408 million for the first quarter of 2002. The higher 2002 provision reflected the impact of the weakness in the U.S. economy on domestic commercial credit, as well as the difficult economic conditions in Latin America, while the current quarter provision reflected a relatively improved economic outlook and lower levels of nonperforming assets.

          The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. The domestic credit environment remains stressed, and therefore the level of future provisions cannot be determined with certainty. Levels of future provisions will continue to be a function of management’s assessment of credit risk performed in connection with its quarterly review of the reserve for credit losses, including assessments of the potential impact of domestic economic conditions and the difficult operating environment in Latin America. During 2002, we reduced our credit exposure to targeted, non-strategic areas of corporate lending by $10 billion, 30% of which consisted of funded loans and the remainder of which were unfunded off-balance sheet commitments. During the first quarter of 2003, we further reduced our credit exposure by an additional $3 billion, of which approximately one third were funded, and we anticipate additional reductions in exposure during the remainder of 2003.

          You can obtain more information about the reserve for credit losses and related provisioning in the Provision for Credit Losses and Reserve for Credit Losses sections of Management’s Discussion and Analysis and in Notes 1 and 6 to the Consolidated Financial Statements in our 2002 10-K, as well as in the Reserve for Credit Losses Activity section of this discussion and analysis. More information about Latin America is included in the Country Risk section of this discussion and analysis.

Noninterest Income

Three months ended March 31	2003	2002
In millions

Banking fees and commissions	$378	$383
Investment services revenue	354	405
Credit card revenue	156	172
Capital markets-related revenue	111	266
Other	139	177

Total noninterest income	$1,138	$1,403

Noninterest income decreased $265 million in the first quarter of 2003 compared to the same period a year ago, with the largest decreases occurring in capital markets-related and investment services revenues. Declines in capital markets-related revenue were caused by foreign exchange losses, primarily related to Argentina, and investment writedowns against our principal investing portfolio in the 2003 period. The decline in investment services revenue was mainly due to lower asset management fees associated with a lower valuation of assets under management, primarily due to weakened equity markets.

Banking Fees and Commissions

Three months ended March 31	2003	2002
In millions

Cash management fees	$115	$124
Deposit account charges	102	106
Electronic banking fees	63	61
Other	98	92

Total banking fees and commissions	$378	$383

Banking fees and commissions were relatively flat compared to the first quarter of 2002, as declines in cash management fees and deposit account charges were partially offset by higher electronic banking and other fees, the latter due to increases in letter of credit fees partly attributable to increased business volume.

Investment Services Revenue

Three months ended March 31	2003	2002
In millions

Investment management revenue	$249	$292
Brokerage fees and commissions	105	113

Total investment services revenue	$354	$405

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment Management Revenue

Three months ended March 31	2003	2002
In millions

Columbia Management Group	$179	$206
Private Clients Group	49	57
International	18	26
Other	3	3

Total investment management revenue	$249	$292

Investment management revenue decreased $43 million, or 15%, in the first quarter of 2003 compared to the same period a year ago. This decline primarily reflected the impact of weak equity markets on the valuation of assets under management. At March 31, 2003, total consolidated assets under management totaled $144 billion, compared to $175 billion at March 31, 2002.

Brokerage Fees and Commissions

Brokerage fees and commissions decreased $8 million for the three-month period ended March 31, 2003 compared to the same period a year ago, mainly due to lower trading activity at Quick & Reilly caused by weak market conditions.

Credit Card Revenue

Credit card revenue decreased $16 million in the first quarter of 2003 compared to the same period in 2002. This decrease was primarily due to a $30 million decline in securitization income, combined with an $8 million increase in amortization of loan acquisition costs, partially offset by a $27 million gain on the sale of credit card receivables unrelated to securitization activities. The reduction in securitization income was driven by a lower level of securitized receivables combined with a decline in yields and a higher level of net charge-offs.

Capital Markets-Related Revenue

Three months ended March 31	2003	2002
In millions

Trading profits and commissions	$70	$38
Market-making	35	68
Securities gains	34	15
Syndication/agency fees	33	42
Underwriting and advisory fees	18	10
Foreign exchange	(26)	81
Venture capital revenue	(53)	12

Total capital markets-related revenue	$111	$266

Capital markets-related revenue for the first quarter of 2003 declined $155 million compared to the first quarter of 2002, mainly reflective of foreign exchange losses from Argentina, investment writedowns in our principal investing portfolio in the first quarter of 2003 and a decline in market-making revenues. These decreases were partially offset by increases in trading profits and commissions and a higher level of securities gains from the sale of domestic debt securities. Revenues from capital markets-related activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

          Trading profits and commissions increased $32 million compared to the first quarter of 2002, due in part to increased sales and trading revenue from our derivatives business.

          Market-making revenue declined $33 million compared to the first quarter of 2002, reflecting lower transactional volume at Fleet Specialist due to unfavorable market conditions.

          Securities gains increased $19 million compared to the first quarter of 2002, the result of gains from sales of domestic debt securities.

          Syndication/agency fees decreased $9 million compared to the first quarter of 2002 as a result of lower syndication volume. Such fees are a function of the timing and level of syndication transactions.

          Foreign exchange revenue decreased $107 million in the first quarter of 2003 compared to the same period a year ago. This decrease was mainly due to losses in Argentina related to judicial decrees that released previously frozen deposits. In addition, the first quarter 2002 results benefited from Argentina being in a long dollar position as the peso devalued.

          Venture capital revenue, which includes revenue from our principal investing business and from other private equity investments not allocated to the Principal Investing business line, decreased $65 million, reflecting investment writedowns of $56 million recorded in the first quarter of 2003 as a result of weak market conditions which impacted our principal investing portfolio. During the first quarter of 2003, we made new investments of $124 million ($112 million funding of previously committed investments and $12 million in new investments) compared to $135 million ($103 million funding of previously committed investments and $32 million in new investments) in the 2002 period. As of March 31, 2003, we had unfunded principal investing commitments totaling approximately $1.4 billion, compared to $1.6 billion at December 31, 2002. These commitments are drawn down periodically throughout the life of the respective investment funds.

          As of both March 31, 2003 and December 31, 2002, the principal investing portfolio had an aggregate carrying value of approximately $3.4 billion, composed of investments in privately held companies, publicly held companies and investment fund partnerships. Over the past two years, private equity investing has experienced significant illiquidity and impairment in value, as a result of deterioration in financial markets and continued weakness in the U.S. economy. Certain industry sectors

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

have been particularly impacted by these conditions, including technology and telecommunications. Over the next couple of years, we expect the principal investing portfolio to continue to experience stress, and will continue our efforts to reduce our overall principal investing exposure.

Other Noninterest Income

Other noninterest income decreased $38 million to $139 million for the first quarter of 2003 compared to $177 million in the 2002 period, mainly due to $30 million of credit charges related to leasing joint ventures in the 2003 period.

Noninterest Expense

Three months ended March 31	2003	2002
In millions

Employee compensation and benefits	$826	$806
Occupancy and equipment	248	253
Marketing and public relations	44	50
Legal and other professional	32	34
Intangible asset amortization	20	22
Other	403	392

Total noninterest expense	$1,573	$1,557

Noninterest expense for the first quarter of 2003 was $16 million higher than the first quarter of 2002. This modest increase was primarily due to a $20 million increase in employee compensation and benefits resulting from higher pension, insurance and stock-based compensation expense, the latter the result of our adoption of the fair value accounting provisions of Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock-Based Compensation,” in the third quarter of 2002 for stock options granted after January 1, 2002, as well as a higher level of incentive compensation reversals in the 2002 quarter.

          Additional information concerning stock-based compensation is included in Notes 1 and 14 to the Consolidated Financial Statements in our 2002 10-K and in Note 1 to the Consolidated Financial Statements in this 10-Q.

Income Taxes

We recorded income tax expense of $318 million for the first quarter of 2003, compared to $412 million for the same period a year ago. Our effective tax rate was 35.5% and 35.9% for the first quarters of 2003 and 2002, respectively.

          Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, and the achievement of tax planning strategies. Management’s determination of the likelihood that deferred tax assets can be realized is subjective, and involves estimates and assumptions about matters that are inherently uncertain. Underlying estimates and assumptions can change over time, influencing our overall tax position, as a result of unanticipated events or circumstances, in particular the level of foreign source earnings.

          Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions. Additional information about our income taxes and related accounting policies is included in the Significant Accounting Policies and Income Taxes sections of Management’s Discussion and Analysis and in Notes 1 and 16 to the Consolidated Financial Statements in our 2002 10-K, and in Note 7 to the Consolidated Financial Statements in this 10-Q.

FINANCIAL CONDITION

Risk Management

Our business requires us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Management of the risks inherent in our businesses is essential for financial performance and creating long-term value. The goal of risk management is the control of our four primary risk factors – credit risk, liquidity risk, market risk and operating risk – to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to FleetBoston as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies.

          These processes assist us in managing our risk exposures, but they cannot fully insulate us from losses. Despite best efforts, losses will periodically occur when unanticipated events challenge the limits of risk management processes. Consequently, we continue to seek improvements to our risk management process to better balance risks and returns while operating in a dynamic environment.

          You can obtain more information about our risk management infrastructures, including our management of credit risk, market risk from trading and non-trading activities, operating risk, liquidity risk and capital, in the Financial Condition section of Management’s Discussion and Analysis in our 2002 10-K. The following sections provide additional information about credit risk, liquidity risk and market risk.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Risk Management

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

Loans and Leases

	March 31,	Dec. 31,	March 31,
In millions	2003	2002	2002

Domestic:
Commercial and industrial	$38,577	$39,359	$46,938
Commercial real estate	10,653	11,001	11,915
Consumer	48,883	43,168	31,974
Lease financing	10,676	11,199	11,638

Total domestic loans and leases	108,789	104,727	102,465

International:
Commercial(a)	10,942	11,469	15,554
Consumer	1,034	1,005	1,536
Lease financing	3,250	3,179	2,962

Total international loans and leases	15,226	15,653	20,052

Total loans and leases	$124,015	$120,380	$122,517

(a)	Includes commercial real estate loans, which are not significant.

Total loans and leases increased $3.6 billion to $124 billion from $120.4 billion at December 31, 2002. This increase was mainly due to a $5.7 billion increase in domestic consumer loans, primarily residential mortgage and home equity loans, which is more fully described below. Partially offsetting the increase was a $782 million reduction in domestic C&I loans, which resulted from continued low credit demand, charge-offs during the period and a corporate focus toward reducing exposures in targeted areas. Commercial real estate, or “CRE,” loans and the lease financing portfolio also declined $348 million and $523 million, respectively, from December 31, 2002, reflecting loan runoff and weaker credit demand. The $427 million decrease in our international loan portfolio was due primarily to lower loan levels resulting from our risk reduction efforts.

          The following tables present domestic and international C&I exposure, loan outstandings and related nonperforming loans, or “NPLs,” at March 31, 2003 and December 31, 2002, to the ten most significant industry sectors based on total consolidated exposure at March 31, 2003. These amounts are composed of domestic C&I and international commercial loans presented in the preceding Loans and Leases table, excluding $95 million and $64 million of international commercial real estate loans at March 31, 2003 and December 31, 2002, respectively.

Domestic	March 31, 2003			December 31, 2002

	Total			Total
In millions	Exposure(a)	Outstanding	NPLs(b)	Exposure(a)	Outstanding	NPLs(b)

Retailing	$8,743	$2,392	$21	$9,181	$2,115	$13
Energy production and distribution:
Merchant energy	713	529	43	936	683	150
Other energy production and distribution	6,571	1,632	—	6,681	1,804	22
Media:
Cable television	2,025	1,234	107	2,164	1,354	159
Other media	4,908	2,003	52	5,481	2,216	37
Financial services	7,476	1,059	9	8,126	1,253	12
Insurance	6,176	372	—	6,473	381	—
Technology	4,958	1,431	23	5,536	1,556	75
Banking and finance	4,171	1,009	35	4,349	1,002	26
Business services	4,355	1,878	115	4,711	2,088	134
Healthcare services	4,675	1,822	19	4,713	1,836	16
Transportation and transportation services	4,102	1,596	82	4,172	1,691	100
Other(c)	48,349	21,620	427	49,421	21,380	565

Total	$107,222	$38,577	$933	$111,944	$39,359	$1,309

Refer to the following table for footnote information.

We utilize credit derivative contracts, specifically credit default swaps, as one tool to manage the credit risk created by our domestic lending and leasing portfolio. At March 31, 2003, the aggregate notional amount of these contracts was approximately $1.3 billion. At December 31, 2002, the aggregate notional amount was $290 million. The related aggregate fair values of these contracts are recorded as trading derivatives in our consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International	March 31, 2003			December 31, 2002

	Total			Total
In millions	Exposure(a)	Outstanding	NPLs(b)	Exposure(a)	Outstanding	NPLs(b)

Retailing	$442	$318	$22	$550	$305	$22
Energy production and distribution:
Merchant energy	2	2	—	25	11	8
Other energy production and distribution	1,305	1,135	262	1,488	1,215	262
Media:
Cable television	178	173	37	181	176	33
Other media	749	498	99	781	570	96
Financial services	148	105	—	192	123	—
Insurance	8	3	—	63	8	—
Technology	504	306	—	584	357	4
Banking and finance	643	453	202	793	510	179
Business services	432	347	8	519	330	8
Healthcare services	36	26	1	36	27	1
Transportation and transportation services	238	137	17	364	187	17
Other(d)	8,522	7,344	526	8,923	7,586	693

Total	$13,207	$10,847	$1,174	$14,499	$11,405	$1,323

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $1.7 billion ($.5 billion outstanding) at March 31, 2003 and December 31, 2002. Also includes exposure to the telecommunications industry of $1.2 billion ($.6 billion outstanding) and $1.3 billion ($.7 billion outstanding) at March 31, 2003 and December 31, 2002, respectively.
(d)	Includes exposure to the automotive industry of $.5 billion ($.5 billion outstanding) and $.6 billion ($.5 billion outstanding) at March 31, 2003 and December 31, 2002, respectively. Also includes exposure to the telecommunications industry of $.9 billion ($.8 billion outstanding) and $1 billion ($.9 billion outstanding) at March 31, 2003 and December 31, 2002, respectively.

Commercial Real Estate Loans

March 31, 2003 domestic CRE loans outstanding, composed of loans secured by real estate, totaled $10.7 billion compared to $11 billion at December 31, 2002. Total exposure (outstandings and unfunded commitments to extend credit, including letters of credit and financial guarantees) totaled $13.0 billion at March 31, 2003 compared to $13.8 billion at December 31, 2002. Significant property types included in these amounts are presented in the following table:

	March 31, 2003		December 31, 2002

	Total		Total
In millions	Exposure	Outstanding	Exposure	Outstanding

Offices	$2,973	$2,685	$2,959	$2,620
Apartments	2,269	1,838	2,340	1,879
Retail	1,777	1,603	1,890	1,721

Total NPLs related to domestic CRE loans were $80 million and $73 million at March 31, 2003 and December 31, 2002, respectively, with $29 million and $39 million, respectively, related to retail properties.

Consumer Loans

	March 31,	Dec. 31,	March 31,
In millions	2003	2002	2002

Domestic:
Home equity	$25,139	$22,840	$15,055
Residential real estate	14,941	11,092	6,763
Credit card	5,431	5,894	5,718
Consumer margin loans	1,147	1,166	1,730
Student loans	987	849	993
Installment/other	1,238	1,327	1,715

Total domestic loans	48,883	43,168	31,974

International:
Residential real estate	533	498	784
Credit card	150	142	200
Installment/other	351	365	552

Total international loans	1,034	1,005	1,536

Total consumer loans	$49,917	$44,173	$33,510

Compared to December 31, 2002, domestic consumer loans increased $5.7 billion, or 13%, to $48.9 billion at March 31, 2003. This increase was mainly due to a $3.8 billion rise in residential real estate loans primarily due to purchases of high quality jumbo loans, as well as a $2.3 billion increase in home equity loans, mainly attributable to high demand due to the low interest environment and our renewed focus on cross-selling this product. Partially offsetting these increases was a $463 million decrease in credit card receivables due to third party sales of approximately $231 million, as well as seasonal paydown activity. The international consumer loan portfolio was relatively flat compared to December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lease Financing

Domestic lease financing totaled $10.7 billion at March 31, 2003 compared with $11.2 billion at December 31, 2002. This $523 million, or 4.7%, decrease was a result of runoff and weaker demand. The international lease financing portfolio increased slightly to $3.3 billion at March 31, 2003, resulting mainly from new business volume.

          Our consolidated leasing portfolio of $13.9 billion at March 31, 2003 and $14.4 billion at December 31, 2002 primarily included full-payout, direct financing leases to corporate customers. Included in the portfolio were $4 billion of investments in leveraged leases and operating lease receivables of $1.2 billion at both March 31, 2003 and December 31, 2002. This portfolio was primarily concentrated in the United States, Europe, Australia and Canada. The largest components of the consolidated leasing portfolio in terms of exposure to industry sectors were air transportation – $1.4 billion at March 31, 2003 and $1.5 billion at December 31, 2002; railroad – $1.4 billion, energy production and distribution – $1.4 billion and healthcare – $900 million at both March 31, 2003 and December 31, 2002; and food and beverage – $870 million at March 31, 2003 and $900 million at December 31, 2002.

Nonperforming Assets

	March 31,	Dec. 31,	March 31,
In millions	2003	2002	2002

Domestic:
NPLs:
C&I	$933	$1,309	$1,525
CRE	80	73	59
Consumer	80	72	76
Lease financing	145	123	106
Securities and OREO	39	41	18

Total Domestic	1,277	1,618	1,784

International:
NPLs:
Commercial	$1,174	$1,323	$160
CRE	55	50	69
Consumer	67	54	47
Securities and OREO	400	414	10

Total International	1,696	1,841	286

Total NPAs	$2,973	$3,459	$2,070

Throughout this 10-Q, including the table above, nonperforming assets, or “NPAs,” and related ratios do not include loans greater than 90 days past due and still accruing interest, and assets held for sale or accelerated disposition, or “AHAD,” both of which we discuss later in this section.

          NPAs at March 31, 2003 decreased $486 million, or 14%, compared to December 31, 2002, and increased $903 million compared with March 31, 2002. The decrease in NPAs from December 31, 2002 to March 31, 2003 was attributable to decreases in domestic C&I NPAs and international commercial NPAs. These declines were primarily the result of charge-offs and the receipt of customer payments. The rise in NPAs from March 31, 2002 was due primarily to an increase of $1.3 billion in Argentine NPAs.

          Excluding NPAs related to Argentina ($1.5 billion at March 31, 2003, $1.7 billion at December 31, 2002 and $202 million at March 31, 2002), NPAs decreased $267 million from December 31, 2002 and $356 million compared to March 31, 2002.

          Total NPAs at March 31, 2003, as a percentage of related assets and as a percentage of total assets, were 2.39% and 1.49%, respectively, compared to 2.86% and 1.82%, respectively, at December 31, 2002. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were 1.24% and 1.51% at March 31, 2003 and December 31, 2002, respectively.

Activity in Nonperforming Assets

Three months ended March 31	2003	2002
In millions

Balance at beginning of year	$3,459	$1,849
Additions	629	792
Reductions:
Payments/interest applied	(568)	(148)
Returned to accrual	(45)	(7)
Charge-offs/writedowns	(487)	(177)
Sales/other	(15)	(172)

Total reductions	(1,115)	(504)

Subtotal	2,973	2,137

Assets reclassified as held for sale or accelerated disposition	—	(67)

Balance at end of period	$2,973	$2,070

During the first quarter of 2003, we placed $629 million of assets on nonaccrual status, compared to $792 million during the first quarter of 2002. This was the lowest level of additions since the third quarter of 2001. Reductions during the three months ended March 31, 2003 primarily consisted of charge-offs and customer payments.

          We have a continuous review process to identify potential problem areas of the portfolio and will continue to monitor and evaluate potential risks. We have experienced deterioration in credit quality in a number of industry sectors in our domestic commercial portfolio, including the aviation, telecommunications, and certain energy-related sectors.

          Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time. We believe that the level of NPAs peaked in the second quarter of 2002. Looking ahead, we currently expect overall NPAs to continue to decline during the remainder of the year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following table presents the components of loans and leases greater than 90 days past due and still accruing interest:

	March 31,	Dec. 31,	March 31,
In millions	2003	2002	2002

Domestic:
C&I	$24	$35	$40
CRE	1	2	3
Consumer	183	191	166
Lease financing	10	24	36

Total Domestic	218	252	245

International:
Commercial	$3	$4	$100
CRE	—	1	—
Consumer	17	25	35

Total International	20	30	135

Total	$238	$282	$380

At March 31, 2003 and December 31, 2002, we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $45 million and $138 million, respectively, none of which was accruing interest. The decrease from year-end primarily resulted from principal payments by customers. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

Reserve for Credit Losses Activity

Three months ended March 31, 2003
In millions	Domestic	International	Total

Balance at beginning of year	$2,515	$1,349	$3,864
Loans charged off	(435)	(263)	(698)
Recoveries of loans charged off	55	17	72

Net charge-offs	(380)	(246)	(626)
Provision for credit losses	248	32	280
Other(a)	(111)	(1)	(112)

Balance at end of period	$2,272	$1,134	$3,406

Three months ended March 31, 2002
In millions	Domestic	International	Total

Balance at beginning of year	$2,455	$1,179	$3,634
Loans charged off	(394)	(43)	(437)
Recoveries of loans charged off	45	5	50

Net charge-offs	(349)	(38)	(387)
Provision for credit losses	358	50	408
Other(b)	50	(96)	(46)

Balance at end of period	$2,514	$1,095	$3,609

(a)	Domestic amount primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices. Accrued interest associated with securitized receivables and accrued but unbilled interest associated with owned receivables is recorded in other assets.
(b)	International amount partly related to the devaluation of the peso in Argentina.

The reserve for credit losses to period-end loans was 2.75% at March 31, 2003, compared to 3.21% at December 31, 2002 and 2.95% at March 31, 2002. Excluding reserves related to Argentina of $681 million at March 31, 2003, $870 million at December 31, 2002, and $900 million at March 31, 2002, the reserve for credit losses to period-end loans was 2.24%, 2.54%, and 2.30%, respectively. The reserve for credit losses to period-end nonperforming loans was 134% at March 31, 2003, 129% at December 31, 2002 and 177% at March 31, 2002, and net charge-offs as a percentage of average loans was 2.07%, 2.03% and 1.26% for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

          The reserve at March 31, 2003 allocated to Argentina included an Allocated Transfer Risk Reserve, or “ATRR,” required by banking regulators beginning with the second quarter of 2002, of $296 million. The ATRR requirement at December 31, 2002 was $474 million. The decrease in the ATRR requirement from December 31, 2002 was due to first quarter 2003 loan charge-offs and customer loan payments. You can read more detailed information about the ATRR requirement in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K. Reserves allocated to Brazil were $325 million, $350 million and $94 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

          On a consolidated basis, we currently expect credit costs (provision for credit losses and other credit-related charges) to be substantially consistent with first quarter 2003 levels during the remainder of the year. Additional information about the reserve for credit losses and related provisioning is included in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

Country Risk

Non-U.S. Operations

Our overseas activities are subject to economic and political conditions related to, and economic and regulatory policies of, the governments of the countries in which we conduct activities. These activities can also be impacted by perceptions in local and international financial markets of these economic and political conditions and related government policies. In addition, local and regional economic conditions affect local economies and governments in varying degrees of severity and, accordingly, may also affect our Latin American and other overseas activities. You can obtain additional information about our overseas activities in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at March 31, 2003 and December 31, 2002. The total assets in each country include the related cross-border outstandings.

Total Assets	March 31,	December 31,
In billions	2003	2002

Argentina	$3.4	$3.7
Brazil	9.0	9.1
Chile	1.6	1.5
Colombia	.3	.3
Mexico	1.4	1.3
Panama	.5	.5
Peru	.6	.5
Uruguay	.5	.6
Other Latin America	.1	.1

Total Latin America	$17.4	$17.6

Cross-Border Outstandings(a)	March 31,	December 31,
In billions	2003	2002

Argentina	$1.3	$1.5
Brazil	2.1	2.2
Chile	.8	.7
Colombia	.1	.2
Mexico	.6	.8
Panama	.2	.2
Peru	.1	.1
Uruguay	.2	.2
Other Latin America	.1	.1

Total Latin America	$5.5	$6.0

(a)	Amounts are net of cross-border risk mitigation.

The remainder of this section presents updated information about our operations in Argentina, Brazil and Uruguay.

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

          Total cross-border outstandings to Argentina and Brazil, as defined, each amounted to 1% or more of our consolidated total assets at March 31, 2003 and December 31, 2002. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at March 31, 2003 and December 31, 2002.

Argentina

At March 31, 2003, we had 103 branches and 3,370 employees in Argentina, compared to 109 branches and 3,551 employees at December 31, 2002. Since the beginning of 2002, in response to the ongoing Argentine crisis and reduced business volume, we have scaled down our Argentine operations by closing 32 branches and reducing staff levels. We expect further reductions in the number of branches and staff in future quarters.

Argentine Balance Sheet

We had Argentine total assets of approximately $3.4 billion and $3.7 billion at March 31, 2003 and December 31, 2002, respectively. These assets, which are subject to country risk as previously described, have the following components:

	March 31,	Dec. 31,
In billions	2003	2002

Loans	$2.2	$2.4
Placements with central bank and other banks	.2	.3
Securities	.4	.4
Fixed assets and other nonearning assets	.6	.6

Total assets	$3.4	$3.7

Local funding from Argentine operations	$1.4	$1.4
Cross-border outstandings – see separate table	$2.0	$2.3

The table below presents the components of loans.

	March 31,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.3
Corporate:
Multinationals	.2	.2
Argentine corporations	1.3	1.6
Middle market and financial institutions	.2	.1
Sovereign	.2	.2

Total loans	$2.2	$2.4

The decline in Argentine total assets from December 31, 2002 was mainly attributable to first quarter 2003 loan charge-offs and customer loan payments. In April 2003, our total assets were further reduced by approximately $90 million due to the sale of our 20% investment in an Argentine pension company for $150 million in cash.

          In 2002, we placed substantially all sovereign-related loans and securities and a significant portion of private sector loans on nonaccrual status. We believed that it was prudent at that time to take this action in light of the deteriorating situation in Argentina, even though many of the relationships were then current in their payments. At March 31, 2003, total NPAs in Argentina were $1.5 billion, of which $1.1 billion were loans and $.4 billion were sovereign securities. Of the $1.1 billion of loans,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $185 million were less than 90 days past due at March 31, 2003. Included in our consolidated reserve for credit losses at March 31, 2003 was $681 million allocated to Argentina, which included an ATRR required by banking regulators of $296 million. These reserves were $870 million and $474 million, respectively, at December 31, 2002. The decline in the ATRR requirement resulted from charge-offs and customer loan payments. Net charge-offs for the first quarter of 2003 were $196 million.

          As of March 31, 2003, we had $206 million on deposit with the Argentine Central Bank to meet statutory reserve requirements related to our Argentine operation’s $1.3 billion of local deposits. We are required by local regulations to place the required reserves with the Central Bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

          In 2001, the Argentine government issued an order imposing limitations on the ability of bank customers in Argentina to withdraw funds from their accounts in Argentine banks, known as the “corralito.” Since the corralito was issued, a large number of customers of our Argentine operation, or “BankBoston Argentina,” have filed complaints in the Argentine courts seeking to invalidate the corralito on constitutional grounds and withdraw their funds.

          As a result of the release of these claims, we recorded foreign exchange losses of $204 million during full year 2002. In the first quarter of 2003, we recorded foreign exchange losses of $29 million, and as of March 31, 2003, maintained $28 million of balance sheet reserves related to this issue. These losses represented the impact of the judicially mandated payments to depositors at the current exchange rate versus the 1.40 exchange rate originally used to convert U.S. deposits into pesos plus inflation as part of the Argentine government’s economic measures instituted in early 2002 to deal with that country’s economic crisis. We cannot determine the total number of claims pending in the judicial system at this time, which may result in additional losses. For more information concerning the corralito, refer to the Recent Events portion of this section.

          In 2002, foreign exchange losses related to these deposits were partially offset by foreign exchange gains on our long U.S. dollar currency position and forward and spot trading transactions. Total net foreign exchange losses from Argentina, including losses related to the deposits as described above, were $89 million for full year 2002. During the first three months of 2003, total net foreign exchange losses from Argentina were $47 million. These losses included the $29 million of losses related to the deposits as described above with the remainder mainly related to losses on our long U.S. dollar currency position due to the appreciation of the local currency during the first quarter of 2003.

          Also during 2002, the Argentine government reversed a prior regulation that had allowed banks to charge customers an inflation adjustment on consumer loans. However, deposit liabilities have continued to accrue the inflation adjustment. This situation has created a mismatch between inflation-adjusted assets and liabilities. This measure resulted in a reduction of net interest income of approximately $89 million for full year 2002. Net interest income was reduced by approximately $3 million during the first quarter of 2003, as inflation has significantly declined in Argentina over the past year.

          These situations, as well as other Argentine government economic measures, may continue to significantly impact interest rate and liquidity risk related to the balance sheet of our Argentine operation. To date, we have not experienced significant liquidity issues, but we continue to closely monitor the impact of these measures, including the corralito-related claims, on our liquidity position. The future rate of inflation may increase the negative impact from the mismatch between inflation-adjusted assets and liabilities. See discussion in Recent Events that follows.

          Included in Argentine total assets of $3.4 billion at March 31, 2003 and $3.7 billion at December 31, 2002 are cross-border outstandings, as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Argentina.

	March 31,	Dec. 31,
In billions	2003	2002

Argentina:(a)(b)(c)
Trade-related claims	$.4	$.4
Other claims on third parties	1.1	1.3
Investment in and funding of local operation(d)	.5	.6

Total cross-border outstandings	$2.0	$2.3

Cross-border risk mitigation:
Insurance contracts	.4	.5
Guarantees, including trade-related of $.02 billion and $.03 billion	.3	.3

Total cross-border outstandings, net of cross-border risk mitigation	$1.3	$1.5

(a)	Total cross-border outstandings to Argentina were 1.0% and 1.2% of total consolidated assets at March 31, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Argentina were 4.0%, 4.3% and 91.7% at March 31, 2003 and 2.5%, 7.8% and 89.7% at December 31, 2002, respectively.
(c)	Cross-border commitments for Argentina at March 31, 2003 and December 31, 2002 were $88 million and $84 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.

The decrease in cross-border outstandings from December 31, 2002 was primarily due to the loan charge-offs taken and loan payments received during the first quarter of 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The $2 billion of cross-border outstandings at March 31, 2003 have the following cross-border risk mitigation:

•	$440 million were covered by insurance, which included $380 million of investment in and funding of local operations and $60 million of third party loans. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of the investment in and funding of local operation and third party loans is not permitted due to the inability to transfer funds or convert the necessary funds into the obligation currency due to government actions. With respect to the coverage of $380 million of investment in and funding of local operations, the Central Bank is currently allowing the repayment of intercompany liabilities that are insured by multilateral and internationally accepted insurers.

With respect to the coverage of $60 million of third party loans, we are required to provide evidence that the customer’s nonpayment is not credit-related. If the customer’s nonpayment is due to a credit issue, we are unable to file a claim under the policy. In all cases, we are required to follow specific procedures to ensure coverage if a cross-border event occurs, including timely notification of such an event to the insurer.

•	Of the $420 million of trade-related outstandings, $235 million were short-term, and $20 million were guaranteed and are included in the $310 million of guarantees presented in the preceding cross-border outstandings table that cover credit and cross-border risk. The guarantees include a combination of cash and securities used as collateral and placed offshore, guarantees from non-Argentine domiciled companies and other third party guarantees. The cross-border risk related to these claims represents the country of the guarantor or the country in which the cash collateral is held.

          Due to the current Argentine economic and political conditions, it is not possible to predict the impact that future developments may have on this cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantee if such a situation arises.

          The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	March 31,	Dec. 31,
In billions	2003	2002

Argentina:
Trade-related claims	$.4	$.4
Other claims on third parties	.8	.9
Investment in and funding of local operation	.1	.2

Total cross-border outstandings, net of cross-border risk mitigation	$1.3	$1.5

Argentine Mutual Funds

Our Argentine operation managed approximately $93 million of mutual funds at March 31, 2003. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund investments. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed earlier in the Argentine Balance Sheet section as the corralito-related litigation.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our income statement.

	March 31, 2003		Dec. 31, 2002
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Argentina(a)	$210	$185	$147	$215

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

During the first quarter of 2003, the Argentine peso strengthened versus the U.S. dollar by approximately 14%, and we recorded approximately $25 million of foreign exchange losses related to our long U.S. dollar currency position. The continued evolution of the Argentine government’s economic measures may impact the nature of our currency position in future periods, and its potential impact on income.

          In addition to the currency exposure discussed above, our investment in and funding of local operations, which primarily represents peso assets in excess of peso liabilities, creates gains and losses which arise from changes in the local currency exchange rate versus the U.S. dollar. These gains and losses, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          As of March 31, 2003, this position was approximately $.4 billion, which is included in our investment in and funding of local operation presented in the table of cross-border outstandings on the previous page. As previously mentioned, the peso has strengthened versus the U.S. dollar by approximately 14% from December 31, 2002. Translation gains of $20 million, after-tax, were recorded during the first quarter of 2003. At March 31, 2003, the cumulative translation recorded in other comprehensive income, and the impact of foreign exchange forward contracts hedging translation exposure on a portion of the investment in and funding of local operation was a $560 million pre-tax unrealized loss, or $337 million after-tax.

Recent Events

The Argentine government implemented measures in early 2002 to convert all onshore U.S. dollar denominated loans and deposits into pesos. In early March 2003, the Argentine Supreme Court ruled that the pesofication of deposits was unlawful. This decision was handed down in a case involving a deposit that the Province of San Luis had with Banco de La Nacion, a government-owned bank. The Argentine Supreme Court gave the two parties 60 days to reach a settlement.

          On May 5, 2003, the Province of San Luis and Banco de La Nacion failed to reach a settlement as requested by the Argentine Supreme Court. Banco de La Nacion offered to pay a portion of the deposit in cash and the remainder with a ten-year government bond to be provided directly by the Argentine government. The Province of San Luis expressed a preference to receive a government bond with a shorter term. The final resolution will be decided by the Argentine Supreme Court.

          We believe that the court ruling in the Banco de La Nacion-Province of San Luis case may be used as a precedent to the re-dollarization of all bank deposits. Based on our current understanding of the facts related to this situation, we have approximately $500 million of deposits as of March 31, 2003 that could be impacted by the final outcome of this case. These deposits exclude the impact of the voluntary government program which has been extended until May 23, 2003 as discussed below. However, until the new president is sworn in on May 25, 2003, and until the new administration decrees how such a change will be implemented, we cannot determine the ultimate impact such a measure may have on our deposits and results of operations in Argentina.

           In an initial action responding to the decision of the Supreme Court mentioned above, the Argentine government issued a decree instituting a program to give depositors a voluntary option to receive their rescheduled deposits, including inflation adjustment, from their respective banks as well as a bond issued directly by the government. This program has been extended until May 23, 2003. To date, the response rate from our depositors to this government program is approximately 22%, and has resulted in no loss to our Argentine operations and no adverse impact on our liquidity position.

          Separately, during the first quarter of 2003, a number of banks, including our Argentine operations, announced to depositors an offering to repay, in advance, certain deposits that were subject to the corralito. Our Argentine operation prepaid $153 million of certificates of rescheduled deposits. This program did not have a material adverse impact on our liquidity position. Of the $153 million in prepaid deposits, approximately 75% were redeposited with the bank at that time. We believe that these prepaid deposits would be excluded from the re-dollarization of deposits mentioned above, since depositors signed documentation waiving any future claims related to these deposits.

          The Argentine administration filed a bill with its Congress proposing to compensate the banks for losses incurred as a result of the government decrees issued during 2002 related to the judicial deposits and asymmetric inflation adjustment discussed earlier. Since the implementation of these decrees, we have incurred $325 million of costs consisting of $233 million of foreign exchange losses related to the judicial deposits and $92 million less in net interest income related to the asymmetric inflation adjustment. The Congress has stated that the bill will likely be debated, and until the bill is finalized, which may not occur until after the new president is sworn in, it is difficult to determine the ultimate impact such a bill may have on our results of operations in Argentina.

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

          As previously mentioned, during the first quarter of 2003, the Argentine peso strengthened versus the U.S. dollar by approximately 14%. During the same period, the monthly rate of inflation declined to a modest level. The Argentine government’s economic policy and the low level of economic activity have led to a lack of demand for U.S. dollars. Recently, the Argentine government issued measures to allow in most cases, the remittance of U.S. dollars outside of Argentina for repayment of obligations. We are in the process of assessing the financial impact such regulations may have on the intercompany borrowings of our Argentine operations. We will continue to monitor the impact of the exchange rate and inflation on our currency position and Argentine operations.

          The presidential election held in April 2003 resulted in no candidate winning the necessary majority. A run-off election originally scheduled for May 18, 2003 will not be held as one candidate has decided not to run for office. The actions of the new presidential administration may result in a change to the Argentine government’s economic policies, which may impact the country’s financial situation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political, including the new presidential administration, and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

Brazil

We operate 66 branches in Brazil and had total assets of approximately $9 billion at March 31, 2003 and $9.1 billion at December 31, 2002, respectively. These assets are subject to country risk as previously described and have the following components:

	March 31,	Dec. 31,
In billions	2003	2002

Loans	$5.2	$5.3
Securities:
Available for sale	.7	.7
Trading	—	.1
Resale agreements	1.5	1.3
Other monetary assets	.8	1.0
Fixed assets and other nonearning assets	.8	.7

Total assets	$9.0	$9.1

Local funding from Brazilian operations	$2.8	$2.8
Cross-border outstandings – see separate table	$6.2	$6.3

The table below presents the components of loans.

	March 31,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.2
Corporate:
Multinationals	2.0	2.2
Brazilian corporations	2.6	2.7
Middle market and financial institutions	.3	.2

Total loans	$5.2	$5.3

The decline in total assets reflects our continuing intent to reduce risk exposure in Brazil by decreasing lending activities and repositioning the securities portfolio toward shorter maturities.

          The decline in the loan portfolio was primarily due to not renewing loans that matured. NPAs in the Brazilian portfolio were $129 million at March 31, 2003 compared to $63 million at December 31, 2002. Net charge-offs for the first three months of 2003 were $43 million compared to $6 million for the 2002 quarter. The increase in NPAs and net charge-offs was primarily related to utilities and telecommunications credits. We currently expect Brazilian NPAs to continue to increase during the remainder of the year. Net charge-offs are expected to continue at higher than normal levels, but quarterly amounts are likely to be less than the first quarter 2003 level. Our consolidated reserve for credit losses at March 31, 2003 included $325 million allocated to Brazil, compared to $350 million at December 31, 2002. During 2002, in response to the increased risk in the country, we increased our Brazilian allocated reserves for credit losses to $350 million. While the allocation declined to $325 million as of the end of the first quarter of 2003 due in part to charge-offs as well as our view of the level of uncertainty concerning economic conditions in the country, we continue to closely monitor the situation in Brazil and will adjust our reserve level in the event that there is a deterioration in the country’s economic situation or individual borrowers’ credit risk.

          As part of our Brazilian operation’s balance sheet management, we held approximately $3 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding balance sheet table) at March 31, 2003 and December 31, 2002. Of this total, securities available for sale were composed mainly of Brazilian government bonds, which were $630 million at March 31, 2003 compared to $670 million at December 31, 2002. The decline was due to maturities in the first quarter of 2003. Substantially all of the Brazilian government bonds were denominated in local currency and indexed to the U.S. dollar at March 31, 2003 and December 31, 2002. At March 31, 2003, these government securities had an average duration of approximately 1.1 years compared to 1.2 years at December 31, 2002. We also had $1.5 billion of resale agreements, the majority of which are with the Brazilian Central Bank, which were collateralized by Brazilian government bonds.

          Our Brazilian balance sheet is partially funded by intercompany funding, local liabilities and third party liabilities from outside of Brazil where the provider of funds assumes the transfer risk, which is discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Included in Brazilian total assets of $9 billion at March 31, 2003 and $9.1 billion at December 31, 2002, respectively, are cross-border outstandings, as follows:

	March 31,	Dec. 31,
In billions	2003	2002

Brazil:(a)(b)(c)
Trade-related claims	$3.1	$3.1
Other claims on third parties	1.5	1.5
Investment in and funding of local operation(d)(e)	1.6	1.7

Total cross-border outstandings	$6.2	$6.3

Cross-border risk mitigation:
Insurance contracts	1.0	1.0
Other trade-related transfer risk mitigation	1.4	1.3
Third party funding	.7	.8
Guarantees, including trade-related of $.6 billion	1.0	1.0

Total cross-border outstandings, net of cross-border risk mitigation	$2.1	$2.2

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 3.1% and 3.3% at March 31, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Brazil were 6.3%, 23.8% and 70.0% at March 31, 2003 and 15.8%, 10.4% and 73.8% at December 31, 2002, respectively.
(c)	Cross-border commitments for Brazil at March 31, 2003 and December 31, 2002 were $53 million and $105 million, respectively. Included in the $53 million were trade-related loan commitments of $40 million.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.
(e)	Investment in and funding of local operation excluded trade-related claims of $.9 billion at March 31, 2003 and December 31, 2002, which are included in trade-related claims reported separately above.

Total cross-border outstandings decreased from December 31, 2002, mainly due to a reduction in loans.

          The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	March 31,	Dec. 31,
In billions	2003	2002

Brazil:
Short-term trade-related claims	$.8	$.8
Nontrade-related claims	.1	.1
Other	1.2	1.3

Total cross-border outstandings, net of cross-border risk mitigation	$2.1	$2.2

Our Brazilian operation actively uses various products to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $6.2 billion of cross-border outstandings at March 31, 2003 amounted to $4.1 billion and is summarized below.

•	$1 billion was covered by insurance contracts (see discussion on page 18 for more information concerning these programs);

•	$1.4 billion was related to transfer risk mitigation, all of which is trade-related and included in the $3.1 billion of trade-related claims in the preceding cross-border outstandings table. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian Central Bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;

•	$.7 billion of assets funded by third party liabilities from outside of Brazil where the provider of funds assumes the transfer risk; these funds are typically raised from correspondent banks. Of the $.7 billion, $220 million are trade-related. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment; and

•	$1 billion represents loans with guarantees that cover credit and cross-border risk, of which $640 million are trade-related. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees. The cross-border risk related to these claims represents the country of the guarantor or the country in which the cash collateral is held.

          The third party funding and guarantees require us to perform certain actions to ensure our coverage under the various cross-border risk mitigation products.

          In light of the current Brazilian economic and political conditions, it is not possible to predict the impact that future developments may have on the cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantee if such a situation arises.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In summary, our Brazilian trade-related exposure as of March 31, 2003 and December 31, 2002 is as follows:

	March 31,	Dec. 31,
In billions	2003	2002

Assets with transfer risk mitigation:
Insurance contracts	$.1	—
Other trade-related transfer risk mitigation	1.4	$1.3
Third party funding	.2	.4
Guarantees	.6	.6
Assets with no transfer risk mitigation:
Short-term trade	.8	.8

Total trade-related claims (refer to Brazil cross-border outstandings table)	$3.1	$3.1

Mutual Funds

We acted as manager for approximately $4.9 billion of mutual funds in Brazil at March 31, 2003, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Periodically, we establish currency positions in certain countries with the intention of taking advantage of expected movements in currency exchange rates. Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	March 31, 2003		Dec. 31, 2002
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Brazil(a)(b)	$51	$6	$(8)	$8

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

The events in a country may have varying impacts on the different classes of assets based on the nature of the country risk event. The adoption of tight monetary and fiscal policies reduced dramatically financial market concern about the new presidential administration’s economic policies. As part of the new administration’s monetary and fiscal policies, the benchmark overnight interest rate was increased by 150 basis points to 26.5% during the first quarter of 2003. The primary surplus target was increased to 4.25% of gross domestic product, or “GDP,” as compared to the target previously agreed to with the IMF of 3.75% of GDP. As a result, foreign capital inflows have resumed gradually during the first quarter of 2003 (though still mostly through short-term funds), leading to a substantial appreciation of the local currency. By the end of March 2003, the Brazilian real exchange rate was 3.35 versus 1 U.S. dollar after it reached a low of 4.0 versus 1 U.S. dollar in October of last year. The Brazilian real continues to strengthen with the current exchange rate at approximately 3.0 versus 1 U.S. dollar. The trade balance surplus continued to increase, largely due to a 27% growth rate in exports year on year. As a result, the current account deficit also continued to decline, achieving a reduction of $4.3 billion, or 0.96% of GDP, in the past twelve months ended March 2003. While the overnight benchmark interest rate remains high at 26.5%, the local interest rate environment appears to be stabilizing, and the Central Bank has not increased the overnight benchmark interest rate. The pace of inflation is slowing though it still remains at high levels. The recent appreciation of the local currency may lead to some monetary easing, which should positively impact domestic activity.

           Recently, the Brazilian U.S. dollar denominated 2014 C bond traded at a record high of over 90 percent of face value, reflecting support from the international financial community for the administration’s proposed tax and pension reforms presented to Congress.

          We will continue to monitor the political situation in Brazil to assess what impact any new Brazilian government measures may have on our operations. As discussed above, we consider the country risks when we establish internal risk limits. While the economic situation in Brazil has considerably improved under the new administration, interest rates remain high and the economy remains under some pressure. During 2002, we reduced our risk exposure to Brazil and we increased our reserves for credit losses allocated to Brazil. Despite the recent improvements in the economic condition of the country, we have not increased our cross-border outstandings. We continue to closely monitor the situation in Brazil and the potential impact it could have on our Brazilian operations.

Uruguay

The situations in Argentina and Brazil have also impacted the Uruguayan economy. Our Uruguayan assets and deposits at March 31, 2003 were $520 million and $290 million, respectively. Total loans at March 31, 2003 were $360 million, and we had approximately $33 million of sovereign securities, of which approximately $7 million of bonds would be eligible for the debt exchange offer discussed below. Approximately 40% of our sovereign securities are used to meet statutory reserve requirements related to our local deposits. As of March 31, 2003, NPAs in the Uruguayan portfolio were $42 million, and net charge-offs were $7 million for the first quarter of 2003. We do not expect NPAs and net charge-offs to significantly increase throughout 2003.

          In April 2003, the Uruguayan government announced an offer to exchange approximately $5.2 billion of its outstanding foreign and local currency bonds for new bonds with maturities extended to at least five years. Concurrent with the Uruguayan government’s announcement of the bond exchange offer, the credit rating of its long-term foreign

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

currency debt was reduced by international rating agencies based on an assessment that the offer is deemed to be a distressed debt exchange. As mentioned above, of the $33 million we had in sovereign securities, approximately $7 million of bonds would be eligible for tender in the debt exchange offer. We do not expect this program to have a material adverse impact on our Uruguayan operations.

          It is not possible to predict what additional effect, if any, the international rating agencies’ actions or future developments in Argentina and Brazil will ultimately have on Uruguay or on our Uruguayan operations. We will continue to closely monitor developments in Uruguay and the other Latin American countries in which we operate and their potential impact on our Latin American operations.

Liquidity Risk Management

The objective of liquidity risk management is to ensure our ability to meet our financial obligations. These obligations include the payment of deposits on demand or at their contractual maturity; the repayment of borrowings as they mature; the payment of lease obligations as they become due; the ability to fund new and existing loan and other funding commitments and the ability to take advantage of new business opportunities. You can obtain additional information about liquidity risk management, including sources of liquidity for our parent company and its banking and nonbanking subsidiaries, the risks posed by these sources of liquidity, and our contractual cash and other commercial and consumer commitments, in the Liquidity Risk Management section of Management’s Discussion and Analysis and in Note 10 to the Consolidated Financial Statements in our 2002 10-K.

          At March 31, 2003, our parent company had commercial paper outstanding of $790 million and short-term liquid assets of $3.5 billion, compared to $938 million and $4 billion, respectively, at December 31, 2002. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries.

          Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. During the first three months of 2003, we securitized approximately $750 million of credit card receivables. We also completed a $775 million securitization of home equity receivables in April 2003.

          During the first quarter of 2003, we issued $500 million of senior debt securities from our shelf registration. At March 31, 2003, our parent company had $1.4 billion available for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities under the above-mentioned shelf registration.

          Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at March 31, 2003 sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

Market Risk Management

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. We are exposed to market risk both in our trading activities and in our non-trading, or balance sheet management, activities. The market risk management processes for these activities apply to both balance sheet and off-balance sheet exposures. You can obtain additional information about market risk and market risk management policies in the Market Risk Management section of Management’s Discussion and Analysis in our 2002 10-K.

Trading Activities

The financial information included in this Trading Activities section includes discontinued operations.

          Our trading activities create exposure to price risk, or the risk of loss in earnings arising from adverse changes in the value of trading portfolios of financial instruments. Exposure to price risk arises from market-making, dealing and position-taking in interest rate, equity, currency exchange rate and precious metals markets.

          We use a value-at-risk, or “VAR,” methodology, based on industry-standard risk measurement techniques, to measure the overall price risk inherent in our trading activities. This methodology is more fully described in the Trading Activities section of Management’s Discussion and Analysis included in our 2002 10-K.

          Under this methodology, aggregate VAR averaged $39 million daily for the three months ended March 31, 2003, a decrease from the daily average of $72 million for all of 2002. During the current quarter, daily VAR ranged from a high of $60 million to a low of $23 million, compared to a high of $135 million and a low of $28 million for all of 2002. At March 31, 2003, total VAR usage measured $25 million.

          For the three months ended March 31, 2003, most of the price risk in our trading activities arose from foreign exchange trading activities, which decreased to an average of $25 million, or 64% of aggregate average VAR. The majority of foreign exchange risk relates to our Argentine currency position, which reflects prevailing economic

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions and government measures implemented during the year. Additional information concerning this currency position is included in the Country Risk section of this discussion and analysis.

          Risk from interest rate activities, which includes directional and spread components, for the three months ended March 31, 2003 decreased to an average of $10 million, or 26% of aggregate average VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets and some international markets.

          The contribution to VAR from equity trading activities for the first three months of 2003 remained steady at an average of $4 million, or 10% of aggregate average VAR, primarily generated at our NYSE specialist firm.

          Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first three months of 2003 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

          For the three months ended March 31, 2003, daily trading-related revenues, which include certain components of capital markets-related revenue (trading profits and commissions, foreign exchange and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $.4 million to a profit of $13.5 million. For the 2002 period, those revenues ranged from a loss of $24.6 million to a profit of $20.7 million.

Balance Sheet Management Activities

U.S. Dollar Denominated Risk Management

U.S. dollar denominated assets and liabilities comprise the majority of our balance sheet. Interest rate risk, defined as the exposure of net income and financial condition to adverse movements in interest rates, is by far the most significant non-trading market risk to which our U.S. dollar denominated positions are exposed, and this risk results almost entirely from our domestic operations. You can obtain additional information about our balance sheet management activities, including the sources of interest rate risk and how we manage such risk, in the Balance Sheet Management section of Management’s Discussion and Analysis in our 2002 10-K.

          To measure interest rate risk, we perform net interest income simulation analysis, which involves projecting future net interest income from assets, liabilities, and derivative positions over a three-year horizon in various interest rate scenarios. In these analyses, we use the market’s implied forecast for future interest rates as the base case.

          As of March 31, 2003, the pricing of forward markets implied that the Federal Reserve Board would ease an additional 25 basis points near mid-year and would not tighten monetary policy until 2004. We believe that the exposure of our net interest income to the anticipated Federal Reserve Board easing and to associated changes in market yields would be immaterial. Estimated incremental exposures, discussed below, relate to variances in the future path of interest rates from the market-implied base case.

          The following table reflects the estimated exposure of net interest income for the next 12 months, calculated as of the period-ends presented, due to an immediate 200 basis point shift in the forecasted interest rates.

		Estimated Exposure to
Rate Change		Net Interest Income
(Basis Points)		(In millions)

	March 31,	Dec. 31,	March 31,
	2003	2002	2002

+200	$(96)	$(113)	$109
-200	(127)	(107)	(397)

We believe that the exposure of our net interest income to modest changes in interest rates is insignificant. It is important to note that, given the current low level of interest rates, the -200 basis points scenario implies a federal funds target interest rate near 0%.

          Estimated net interest income exposure to a sudden and severe decline in interest rates is nearly the same at March 31, 2003 as year-end 2002.

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

          The following table reflects estimated EVE exposures, calculated as of the period-ends presented, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years. March 31, 2003 amounts reflect a change in measurement methodology implemented during the first quarter of 2003 to incorporate a target duration of equity concept, which more accurately reflects the relative interest rate exposure arising from our banking and investment activities, and to measure exposures on an after-tax basis. Prior period amounts have been restated to reflect this new methodology. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.

	Estimated Exposure to
Rate Change	Economic Value
(Basis Points)	(In millions)

	March 31,	Dec. 31,	March 31,
	2003	2002	2002

+200	$(40)	$466	$631
+100	169	469	455
-100	(704)	(764)	(630)
-200	(1,848)	(1,840)	(1,358)

The pattern of asymmetrical exposure is due primarily to the projected adverse impact of mortgage prepayments and core deposit pricing under declining interest rates. Increases in the level of mortgage assets have increased this asymmetry compared to year-end 2002, reducing the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

benefit to rising rates without reducing exposure to declining rates. Estimated EVE exposure to a sharp decline in interest rates is therefore nearly the same at March 31, 2003 as at December 31, 2002.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at March 31, 2003, this risk continued to be insignificant outside Argentina. Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about the interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of both this discussion and analysis and our 2002 10-K.

Risk Management Instruments

		Weighted
		Average		Weighted Average
March 31, 2003	Notional	Maturity	Fair	Rate
Dollars in millions	Value	(Years)	Value	Receive	Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans	$20,660
fixed-rate deposits	170
long-term debt	1,900

	22,730	2.8	$972	4.63%	1.46%

Pay fixed/ receive variable hedging:
short-term fixed-rate deposits	3,479
variable long-term debt	2,860

	6,339	4.7	(298)	1.94	5.07

Options hedging:
fixed-rate deposits	80
long-term debt	534

	614	27.2	(80)	—	—

Forward contracts	875	.1	—	—	—

Total domestic interest rate risk management instruments	$30,558	3.6	$594	4.04%	2.25%

International interest rate risk management instruments
Interest rate futures hedging foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate deposits	187	1.1	—	—	—

Total hedges of net interest income	$30,745	3.6	$594	4.04%	2.25%

Domestic credit risk management instruments
Credit derivatives hedging loans	24	1.4	—	—	—

International credit risk management instruments
Credit derivatives hedging variable-rate loans	384	1.7	3	—	—

Total hedges of credit risk	$408	1.7	$3	—	—

Foreign exchange risk management instruments
Swaps hedging:
foreign currency denominated variable-rate repurchase and resale agreements	$191	1.0	$16	—	—
foreign currency denominated long-term debt	64	5.3	(6)	—	—
Options hedging foreign currency denominated long-term debt	24	5.3	—	—	—
Forward and spot contracts hedging:
foreign currency denominated debt securities, fixed-rate deposits and net investment in foreign operations	1,317	.7	(3)	—	—
foreign currency denominated loans	549	.1	5	—	—
Futures hedging foreign currency denominated variable-rate repurchase and resale agreements; forecasted purchase of resale agreements	2,226	1.5	—	—	—

Total hedges of foreign exchange	$4,371	1.1	$12	—	—

Total risk management instruments	$35,524	3.2	$609	4.04%	2.25%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Management

Capital Ratios(a)

	March 31,	Dec. 31,	March 31,
	2003	2002	2002

Risk-adjusted assets (in millions)	$182,456	$182,533	$193,274
Tier 1 risk-based capital (4% minimum)	8.36%	8.24%	8.11%
Total risk-based capital (8% minimum)	11.71	11.72	11.70
Leverage (3% minimum)	8.03	8.27	8.20
Common equity to assets	8.46	8.70	9.01
Total equity to assets	8.60	8.84	9.15
Tangible common equity to assets	6.29	6.40	6.57
Tangible common equity to managed assets	5.84	5.89	6.10
Tangible total equity to assets	6.43	6.54	6.72

(a)	All ratios include discontinued operations.

At March 31, 2003, we exceeded all regulatory required minimum capital ratios, as our tier 1 and total risk-based capital ratios were 8.36% and 11.71%, respectively, compared with 8.24% and 11.72%, respectively, at December 31, 2002. The leverage ratio, a measure of tier 1 capital to average quarterly assets, was 8.03% at March 31, 2003 compared with 8.27% at December 31, 2002. The decrease in the leverage ratio was due to a higher level of average assets, particularly investment securities, home equity loans and residential mortgages.

          In April 2003, we called for redemption all of the outstanding trust preferred securities of Fleet Capital Trust I, Fleet Capital Trust III and Fleet Capital Trust IV having an aggregate carrying value of $354 million. These trust preferred securities were redeemed for cash in May 2003. At March 31, 2003, these calls would have reduced tier 1 and total risk-based capital ratios by approximately 20 basis points each.

          Funds for cash distributions to our stockholders by our parent company are derived from a variety of sources. The level of dividends paid to stockholders on our common stock is reviewed regularly and determined by the Board of Directors considering our liquidity, asset quality profile, capital adequacy and recent earnings history and prospects, as well as economic conditions and other factors deemed relevant. In addition, bank regulators have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice.

          At March 31, 2003, the parent company had $3.5 billion of short-term liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is included in Note 12 to the Consolidated Financial Statements in our 2002 10-K.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.”

          Until now, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are not controlled through voting interests, or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation requires a VIE to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is the party subject to a majority of the expected risk of loss from the VIE’s activities, or entitled to receive a majority of the VIE’s residual returns, or both.

          The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established.

          The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor.

          We are currently evaluating the significant SPEs with which we do business to determine whether they meet the definition of a VIE and whether consolidation might be required by the Interpretation. As described in Note 8 to the Consolidated Financial Statements included in this 10-Q, these SPEs include commercial paper conduits and asset management vehicles. We believe that, as they are currently structured, the commercial paper conduits and most, if not all, of the asset management vehicles meet the definition of a VIE. In addition, we may be required to consolidate the conduits, which held aggregate assets of $5.6 billion at March 31, 2003, and certain of the asset management vehicles, which held aggregate assets of $2.3 billion at March 31, 2003. However, we are currently evaluating alternative structures that we believe will result in some or all of these entities remaining unconsolidated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTROLS AND PROCEDURES

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of the evaluation.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

Three months ended March 31	2003	2002
Dollars in millions, except per share amounts

Interest income:
Interest and fees on loans and leases	$1,856	$2,168
Interest on securities and trading assets	361	390
Other	126	128

Total interest income	2,343	2,686

Interest expense:
Deposits of domestic offices	277	392
Deposits of international offices	92	131
Short-term borrowings	86	144
Long-term debt	268	297
Other	10	12

Total interest expense	733	976

Net interest income	1,610	1,710

Provision for credit losses	280	408

Net interest income after provision for credit losses	1,330	1,302

Noninterest income:
Banking fees and commissions	378	383
Investment services revenue	354	405
Credit card revenue	156	172
Capital markets-related revenue	111	266
Other	139	177

Total noninterest income	1,138	1,403

Noninterest expense:
Employee compensation and benefits	826	806
Occupancy and equipment	248	253
Marketing and public relations	44	50
Legal and other professional	32	34
Intangible asset amortization	20	22
Other	403	392

Total noninterest expense	1,573	1,557

Income from continuing operations before income taxes	895	1,148
Applicable income tax expense	318	412

Income from continuing operations	577	736

Discontinued operations:
Loss from discontinued operations	(15)	—
Applicable income tax (benefit)/expense	(5)	1

Net income	$567	$735

Basic weighted average common shares outstanding (in millions)	1,046.8	1,043.9
Diluted weighted average common shares outstanding (in millions)	1,048.4	1,049.5
Income from continuing operations applicable to common shares	$572	$731
Basic earnings per share — continuing operations	.55	.70
Diluted earnings per share — continuing operations	.55	.70

Net income applicable to common shares	$562	$730
Basic earnings per share — net income	.54	.70
Diluted earnings per share — net income	.54	.70
Dividends declared	.35	.35

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
Dollars in millions, except per share amounts	2003	2002

Assets
Cash and cash equivalents	$10,630	$11,574
Federal funds sold and securities purchased under agreements to resell	1,804	2,418
Trading assets	4,043	4,486
Securities (including pledges of $17,999 in 2003 and $13,834 in 2002)	36,109	30,425
Loans and leases	124,015	120,380
Reserve for credit losses	(3,406)	(3,864)

Net loans and leases	120,609	116,516

Due from brokers/dealers	6,143	4,331
Premises and equipment	2,528	2,562
Goodwill	4,298	4,328
Intangible assets	326	350
Assets of discontinued operations	410	654
Other assets	12,408	12,809

Total assets	$199,308	$190,453

Liabilities
Deposits:
Domestic:
Noninterest bearing	$32,517	$32,412
Interest bearing	85,389	82,281
International:
Noninterest bearing	1,937	1,658
Interest bearing	9,732	9,463

Total deposits	129,575	125,814

Federal funds purchased and securities sold under agreements to repurchase	8,026	7,360
Other short-term borrowings	7,922	3,950
Trading liabilities	3,065	3,224
Due to brokers/dealers	6,048	4,297
Long-term debt	19,551	20,581
Liabilities of discontinued operations	422	548
Accrued expenses and other liabilities	7,567	7,846

Total liabilities	182,176	173,620

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $1.00	271	271
Common stock, par value $.01 (1,086.7 million shares issued in 2003 and 2002)	11	11
Common surplus	4,011	4,011
Retained earnings	13,926	13,748
Accumulated other comprehensive income	260	175
Treasury stock, at cost (35.4 million shares in 2003 and 36.9 million shares in 2002)	(1,347)	(1,383)

Total stockholders’ equity	17,132	16,833

Total liabilities and stockholders’ equity	$199,308	$190,453

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Three months ended March 31	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income	Stock	Total

2002
Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608
Net income				735			735
Other comprehensive loss, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					(76)
Change in translation adjustment, net of taxes					(179)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					(124)
Net gains reclassified to statement of income					(40)

Other comprehensive loss					(419)		(419)

Total comprehensive income							316
Cash dividends declared on common stock ($.35 per share)				(366)			(366)
Cash dividends declared on preferred stock				(5)			(5)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(13)	(44)		90	33
Other, net			(33)			33	—

Balance at March 31, 2002	$271	$11	$4,009	$14,398	$355	$(1,458)	$17,586

2003
Balance at December 31, 2002	$271	$11	$4,011	$13,748	$175	$(1,383)	$16,833
Net income				567			567
Other comprehensive income, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					63
Change in translation adjustment, net of taxes					(10)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					61
Net gains reclassified to statement of income					(29)

Other comprehensive income					85		85

Total comprehensive income							652
Cash dividends declared on common stock ($.35 per share)				(368)			(368)
Cash dividends declared on preferred stock				(5)			(5)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(3)	(16)		36	17
Other, net			3				3

Balance at March 31, 2003	$271	$11	$4,011	$13,926	$260	$(1,347)	$17,132

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Three months ended March 31	2003	2002
In millions

Cash Flows from Operating Activities
Net income	$567	$735
Loss from discontinued operations	(10)	(1)

Net income from continuing operations	577	736
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	118	110
Stock-based compensation expense	17	10
Intangible asset amortization	20	22
Provision for credit losses	280	408
Deferred income tax expense	150	106
Securities gains	(34)	(15)
Writedowns of principal investing investments	56	—
Net decrease in mortgages held for sale	166	119
Decrease in trading assets	443	605
Decrease in trading liabilities	(159)	(260)
(Increase)/decrease in due from brokers/dealers	(1,812)	1,242
(Increase)/decrease in accrued receivables, net	(16)	50
Increase/(decrease) in due to brokers/dealers	1,751	(1,025)
Decrease in accrued liabilities	(489)	(69)
Other, net	62	(298)

Net cash flow provided by operating activities	1,130	1,741

Cash Flows from Investing Activities
Net decrease in federal funds sold and securities purchased under agreements to resell	614	2,597
Purchases of securities available for sale	(10,986)	(6,354)
Proceeds from sales of securities available for sale	2,317	1,296
Proceeds from maturities of securities available for sale	3,342	1,542
Purchases of securities held to maturity	(148)	(146)
Proceeds from maturities of securities held to maturity	132	199
Proceeds from securitizations and sales of loan portfolios by banking subsidiary	981	—
Purchases of residential mortgage loans	(4,764)	—
Net (increase)/decrease in loans and leases	(541)	2,170
Purchases of premises and equipment	(67)	(125)

Net cash flow (used in)/provided by investing activities	(9,120)	1,179

Cash Flows from Financing Activities
Net increase/(decrease) in deposits	3,761	(5,112)
Increase/(decrease) in short-term borrowings	4,638	(355)
Proceeds from issuance of long-term debt	569	1,188
Repayments of long-term debt	(1,687)	(2,821)
Proceeds from issuance of common stock	11	36
Cash dividends paid	(360)	(341)

Net cash flow provided by/(used in) financing activities	6,932	(7,405)

Change in net liabilities/assets of discontinued operations	118	(7)

Effect of foreign currency translation on cash	(4)	(111)

Net decrease in cash and cash equivalents	(944)	(4,603)

Cash and cash equivalents at beginning of period	11,574	12,162

Cash and cash equivalents at end of period	$10,630	$7,559

Supplemental Disclosures — continuing operations
Interest paid	$782	$1,219
Income taxes paid	126	172

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $199 billion in assets as of March 31, 2003, organized along four lines of business: Personal Financial Services; Commercial Financial Services; International Banking and Capital Markets.

          Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. You should read these consolidated financial statements and related notes together with the financial information in our 2002 Annual Report on Form 10-K, which we previously filed with the SEC.

          We have reclassified certain amounts reported in prior periods to conform to current period classifications. In addition, as a result of strategic decisions made in 2002 to discontinue certain of our businesses and re-deploy capital to our principal business lines, all notes reflect continuing operations, unless otherwise stated. More information with respect to these discontinued operations is included in Note 2.

Stock-Based Compensation. During 2002, effective for stock options granted subsequent to January 1, 2002, we adopted the fair value accounting provisions of Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123,” we elected to account for this adoption under the prospective method, and will continue to account for stock options granted prior to January 1, 2002 using the intrinsic value method under previously issued accounting standards, under which no compensation expense is recorded. More information about our adoption of the fair value accounting provisions of SFAS No. 123 and related accounting policies is included in Notes 1 and 14 to the Consolidated Financial Statements in our 2002 10-K.

          The following table presents net income and earnings per share, as reported, and on a pro forma basis as if the fair value accounting provisions of SFAS No. 123 had been applied to all stock-based compensation granted since the standard’s effective date.

Three months ended March 31	2003	2002
In millions

Net income, as reported	$567	$735
Add: stock-based compensation expense included in reported net income, net of taxes	11	6
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	26	30

Pro forma net income	$552	$711

Earnings per share:
Basic-as reported	$.54	$.70
Basic-pro forma	.52	.68
Diluted-as reported	$.54	$.70
Diluted-pro forma	.52	.67

Recent Accounting Developments. In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.”

          Until now, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are not controlled through voting interests, or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation requires a VIE to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is the party subject to a majority of the expected risk of loss from the VIE’s activities, or entitled to receive a majority of the VIE’s residual returns, or both.

          The consolidation requirements of the Interpretation apply immediately to VIEs created after January 31, 2003 and apply to previously established entities in the first interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the VIE was established.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

          The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor.

          We are currently evaluating the significant SPEs with which we do business to determine whether they meet the definition of a VIE and whether consolidation might be required by the Interpretation. As described in Note 8, these SPEs include commercial paper conduits and asset management vehicles. We believe that, as they are currently structured, the commercial paper conduits and most, if not all, of the asset management vehicles meet the definition of a VIE. In addition, we may be required to consolidate the conduits, which held aggregate assets of $5.6 billion at March 31, 2003, and certain of the asset management vehicles, which held aggregate assets of $2.3 billion at March 31, 2003. However, we are currently evaluating alternative structures that we believe will result in some or all of these entities remaining unconsolidated.

NOTE 2. DISCONTINUED OPERATIONS

In 2002, we announced our decision to discontinue Robertson Stephens, AFSA Data Corporation, or “AFSA,” our fixed income business in Asia, or “Asia,” and Fleet Trading, based on our strategy to re-deploy capital to core businesses and reduce earnings volatility. Financial information related to these discontinued businesses is presented separately in our income statement as discontinued operations, and the remaining assets and liabilities of these businesses held for sale are carried in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less costs to dispose, including related exit costs.

          The following table presents condensed, combined results of operations for Robertson Stephens, Asia, Fleet Trading and AFSA, the latter included in the 2002 results only.

Three months ended March 31	2003	2002
In millions

Interest income	$6	$30
Interest expense	2	10

Net interest income	4	20

Provision for credit losses	—	2
Noninterest income	(2)	181
Noninterest expense	17	199

Loss before income taxes	(15)	—

Income tax (benefit)/expense	(5)	1

Net loss	$(10)	$(1)

The following table presents the condensed, combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens, Asia and Fleet Trading. These aggregate assets and liabilities are included in our consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

	March 31,	December 31,
In millions	2003	2002

Cash and cash equivalents	$37	$109
Trading assets	21	29
Net loans	44	215
Other assets(a)	308	301

Total assets	$410	$654

Deposits	$98	$150
Other liabilities(b)	324	398

Total liabilities	$422	$548

(a)	Includes securities, premises and equipment and other assets.
(b)	Includes trading liabilities and accrued expenses and other liabilities.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 3. SECURITIES

The following table presents securities available for sale and held to maturity:

	March 31, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value

Securities available for sale:
U.S. Treasury and government agencies	$2,364	$2,375	$2,017	$2,032
Mortgage-backed securities	26,214	26,684	21,295	21,742
Foreign debt securities	1,157	1,140	1,171	1,085
Other debt securities	2,589	2,602	2,431	2,446

Total debt securities	32,324	32,801	26,914	27,305

Marketable equity securities	404	421	411	425
Other equity securities	1,997	1,997	1,815	1,815

Total securities available for sale	34,725	35,219	29,140	29,545

Total securities held to maturity	890	893	880	885

Total securities	$35,615	$36,112	$30,020	$30,430

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 4. LOANS AND LEASES

The following table presents details of loan and lease financing balances:

	March 31,	December 31,
In millions	2003	2002

Domestic:
Commercial and industrial	$38,577	$39,359
Commercial real estate	10,653	11,001
Home equity	25,139	22,840
Residential real estate	14,941	11,092
Credit card	5,431	5,894
Other consumer	3,372	3,342
Lease financing	10,676	11,199

Total domestic loans and leases	108,789	104,727

International:
Commercial	10,942	11,469
Consumer	1,034	1,005
Lease financing	3,250	3,179

International loans and leases	15,226	15,653

Total loans and leases	$124,015	$120,380

Consolidated lease financing balances included aggregate investments in leveraged leases of $4 billion, and aggregate operating leases to corporate customers of $1.2 billion, at both March 31, 2003 and December 31, 2002.

          At March 31, 2003 and December 31, 2002, nonperforming assets, or “NPAs,” totaled $3 billion and $3.5 billion, respectively, including $2.5 billion of nonperforming loans, or “NPLs,” and $439 million of other NPAs at March 31, 2003, compared with $3 billion of NPLs and $455 million of other NPAs at December 31, 2002. Total NPAs at March 31, 2003 and December 31, 2002, respectively, included $1.5 billion and $1.7 billion related to Argentina.

          NPAs included impaired loans of $2.2 billion and $2.7 billion at March 31, 2003 and December 31, 2002, respectively. The following table presents information related to impaired loans, which are commercial and commercial real estate loans on nonaccrual status and troubled debt restructurings.

	March 31,	Dec. 31,
In millions	2003	2002

Impaired loans with a reserve	$1,565	$1,884
Impaired loans without a reserve	657	768

Total impaired loans	$2,222	$2,652

Reserve for impaired loans(a)	$616	$913

Quarterly average balance of impaired loans	$2,493	$2,769

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

At March 31, 2003 and December 31, 2002, we had assets held for sale or accelerated disposition, or “AHAD,” with a net carrying value of $45 million and $138 million, respectively, none of which were accruing interest. Transfers to AHAD are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. AHAD is included in other assets in our consolidated balance sheet.

NOTE 5. RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows:

Three months ended March 31	2003	2002
In millions

Balance at beginning of year	$3,864	$3,634
Gross charge-offs:
Domestic:
Commercial and industrial	282	268
Commercial real estate	10	—
Residential real estate	1	1
Credit card	85	68
Other consumer	23	34
Lease financing	34	23
International	263	43

Total gross charge-offs	698	437

Recoveries:
Domestic:
Commercial and industrial	37	26
Commercial real estate	1	1
Residential real estate	—	1
Credit card	6	4
Other consumer	7	10
Lease financing	4	3
International	17	5

Total recoveries	72	50

Net charge-offs	626	387
Provision for credit losses	280	408
Other(a)	(112)	(46)

Balance at end of period(b)	$3,406	$3,609

(a)	Amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices. Accrued interest associated with securitized receivables and accrued but unbilled interest associated with owned receivables is recorded in other assets. Amount for 2002 primarily related to the devaluation of the Argentine peso.
(b)	Amounts included $117 million and $181 million, respectively, related to unfunded commitments to extend credit and other off-balance sheet financial instruments, including $53 million and $52 million at March 31, 2003 and 2002, respectively, related to financial standby letters of credit.

The reserve for credit losses as of March 31, 2003 and March 31, 2002 included $681 million and $900 million, respectively, specifically allocated to Argentina, including an allocated transfer risk reserve, or “ATRR,” required by banking regulators of $296 million at March 31, 2003.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $4.3 billion at March 31, 2003 and December 31, 2002. No goodwill was acquired, and no impairment losses were recognized, during the first quarters of 2003 and 2002.

          At March 31, 2003, the carrying value of goodwill by major line of business, which reflected the January 2003 organizational realignment, was $3 billion for Personal Financial Services, $.9 billion for Commercial Financial Services, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were relatively unchanged from December 31, 2002.

          The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at March 31, 2003 and December 31, 2002.

	March 31, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:
Purchased credit card	$393	$317	$398	$302
Customer relationship	195	23	195	19

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at March 31, 2003 and December 31, 2002 was $259 million and $284 million, respectively. Related amortization expense for the three months ended March 31, 2003 and 2002 was $20 million and $22 million, respectively. Estimated amortization for the years ended December 31, 2003 and 2004 is $78 million and $51 million, respectively, $18 million for both 2005 and 2006 and $17 million for both 2007 and 2008.

          The carrying value of indefinite-lived intangible assets was $67 million and $66 million at March 31, 2003 and December 31, 2002, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into numerous agreements that contain features which meet the definition of a guarantee under current accounting standards. A guarantee is defined as a contract that contingently requires us to make payments (either in cash, financial instruments, other assets, shares of our stock or provision of services) to a third party based on specified changes in an underlying variable that is related to an asset, a liability or an equity security of the related party. Significant guarantees provided by FleetBoston to third parties include standby financial and performance letters of credit and financial guarantees, as well as credit derivatives, market value guarantees for customers, and earn-out agreements associated with business combinations. More information about guarantees is included in Note 10 to the Consolidated Financial Statements in our 2002 10-K.

          At March 31, 2003, financial standby and performance letters of credit and financial guarantees, net of participations, amounted to $13 billion, compared to $12 billion at December 31, 2002. Of the $13 billion at March 31, 2003, $6.8 billion expires in 2003, $4.9 billion in 2004 through 2006 and $1.3 billion in 2007 and after. The aggregate carrying amount of the liability related to these contracts was approximately $86 million at March 31, 2003 compared to $59 million at December 31, 2002.

          Credit derivatives and market value guarantees, collectively derivative contracts, are entered into in the normal course of business to satisfy the investment and risk management needs of our customers. These contracts, which contingently require us to pay amounts based upon changes in market prices and interest rates and the occurrence of specified credit events, include credit derivatives for the sale of credit protection and written options, such as interest rate options, foreign exchange rate options, precious metal options and equity security options. With respect to credit derivatives, the maximum potential amount that we could be required to pay equals the aggregate notional value of the contracts, which totaled $3.6 billion at both March 31, 2003 and December 31, 2002, including $2.0 billion and $2.2 billion, respectively, related to commercial paper conduits. With respect to written options, the maximum potential amount that we could be required to pay is not quantifiable because of the nature of certain of these contracts.

          At March 31, 2003 and December 31, 2002, the aggregate fair value of the above-described derivative contracts of $1.6 billion was included in trading liabilities in the consolidated balance sheet, and the remaining maturity of these contracts ranged from less than one month to fifteen years.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

          To minimize the customer-driven risk exposures resulting from derivative contracts, we enter into offsetting derivative positions. Offsetting derivative positions are included in trading assets in the consolidated balance sheet, and are carried at fair value.

          In connection with a business combination, we may agree to pay consideration contingent upon specified events in the future, under an “earn-out agreement.” At March 31, 2003 and December 31, 2002, we were contingently liable to pay approximately $170 million and $270 million, respectively, under such agreements, and had a recorded liability in our consolidated balance sheet of approximately $75 million at both March 31, 2003 and December 31, 2002. The measurement period for these earn-out agreements expires within three years.

          We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries to date, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to our financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to our results of operations for any particular quarterly period, depending on the size of the loss or liability relative to our earnings for that quarterly period.

          In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service, or “IRS,” is conducting an examination of our federal income tax returns for the years ended December 31, 1995, 1996, and 1997. In 2002, the IRS issued Notices of Proposed Adjustment for the tax year 1997 with respect to our treatment of certain leveraged lease investments that were entered into during the examination years. Management believes that the proposed IRS adjustments are inconsistent with existing law and intends to vigorously defend our position. Resolution of these issues is not expected to have a significant impact on our financial condition or results of operations.

NOTE 8. SPECIAL PURPOSE ENTITIES

In the normal course of business, we provide access to liquidity for our corporate customers through asset-backed commercial paper programs that utilize special purpose entities. These entities, commonly known as “conduits,” may, at the request, or on behalf, of customers, purchase financial assets directly from those customers or from third parties, or make loans or invest in debt securities secured by the financial assets of customers. The conduits finance this activity through the issuance of rated commercial paper to third party investors. We do not sell our own assets to these conduits, and the assets and obligations of the conduits are not included in our consolidated balance sheet. We receive fees for structuring financial transactions for our customers, and for the provision of administrative services, backup liquidity lines and direct credit support to the conduits.

          At March 31, 2003 and December 31, 2002, these conduits had aggregate assets of approximately $5.6 billion and $6.2 billion, respectively, consisting primarily of loans and debt securities, and aggregate liabilities outstanding, primarily commercial paper, of $5.6 billion and $6.2 billion, respectively. Based on commitments of the conduits to their customers at March 31, 2003, the conduits could be required to provide additional funding totaling $1.7 billion, compared to $2.1 billion at December 31, 2002.

          The commercial paper outstandings and commitments of the conduits to provide additional funding are supported by backup liquidity lines of credit provided by FleetBoston and third parties. We have provided backup liquidity lines totaling $3.2 billion at March 31, 2003 and $3.7 billion at December 31, 2002. No amounts were outstanding under these liquidity lines at either period-end.

          We also provide direct credit support to the conduits in the form of credit derivative contracts, which had a notional amount of $2.0 billion and $2.2 billion at March 31, 2003 and December 31, 2002, respectively, or financial standby letters of credit, which totaled approximately $197 million and $281 million at March 31, 2003 and December 31, 2002, respectively. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held collateral totaling $471 million at March 31, 2003, compared to $734 million at December 31, 2002.

          We also provide asset management and related services to other special purpose vehicles unrelated to the conduits utilized by the commercial paper programs. These vehicles invest in financial assets such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.4 billion and $3.6 billion at March 31, 2003 and December 31, 2002, respectively. We generally do not

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At March 31, 2003 and December 31, 2002, FleetBoston held equity investments in these vehicles of approximately $18 million. FleetBoston provides backup liquidity lines, which totaled $87 million and $95 million at March 31, 2003 and December 31, 2002, respectively, to two of these vehicles. No amounts were outstanding under these liquidity lines at either period-end. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet.

          We are currently evaluating each of our special purpose entities to determine whether they meet the definition of a variable interest entity, and whether consolidation will be required beginning in the third quarter of 2003, under recently promulgated accounting standards. For more information, refer to Note 1.

NOTE 9. EXIT- AND RESTRUCTURING-RELATED CHARGES

2002 Restructuring and Exit-Related Accruals

During 2002, we recorded restructuring-related charges of $71 million, composed of personnel benefits, in connection with streamlining our operations and $426 million of exit-related costs in connection with discontinued operations. We classified the exit-related costs in discontinued operations in our income statement. At December 31, 2002, $71 million of the restructuring charge and $154 million of the exit-related costs remained accrued and unpaid. You can obtain additional information about these accruals in Note 15 to the Consolidated Financial Statements in our 2002 10-K.

         Of the remaining $71 million restructuring accrual, $9 million was paid during the first quarter of 2003 and 460 employees corresponding to this accrual left FleetBoston.

          During the first quarter of 2003, we utilized $70 million of the remaining $154 million exit-related accrual, consisting of payments of $13 million for personnel-related costs, $6 million for facilities costs, $12 million for contract cancellation costs and $39 million of other costs, primarily payments to settle investigations related to certain activities of Robertson Stephens. In addition, 39 employees corresponding to these accruals left FleetBoston during the quarter.

2001 Restructuring Accruals

The remaining 2001 restructuring accrual of $77 million at December 31, 2002 consisted of unpaid accruals of $32 million, $32 million and $13 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. During the first quarter of 2003, we utilized $23 million of these accruals by paying $15 million of personnel benefits, $5 million of contract cancellation costs and $2 million of facilities-related costs and incurring $1 million of asset writedowns. In addition, 70 employees corresponding to these accruals left FleetBoston. The remaining unpaid accrual of $53 million at March 31, 2003 consisted of unpaid accruals of $24 million, $23 million and $6 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. These accruals primarily consisted of expected cash outlays related to severance and facilities obligations.

          The following table presents aggregate restructuring and exit cost accrual activity during the three months ended March 31, 2003.

Restructuring and Exit-Related Accrual Activity

	2001	2002	2002
	Restructuring	Restructuring	Exit-Related
In millions	Accruals	Accrual	Accruals

Balance at December 31, 2002	$77	$71	$154
Restructuring reversals	(1)	—	—
Cash payments	(22)	(9)	(70)
Noncash writedowns	(1)	—	—

Balance at March 31, 2003	$53	$62	$84

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

NOTE 10. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended March 31	2003		2002

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,046,758,852	1,046,758,852	1,043,872,990	1,043,872,990
Additional shares due to:
Stock options and awards	—	1,689,248	—	5,662,438

Total equivalent shares	1,046,758,852	1,048,448,100	1,043,872,990	1,049,535,428

Earnings per share:
Income from continuing operations	$577	$577	$736	$736
Less preferred stock dividends	(5)	(5)	(5)	(5)

Income from continuing operations available to common stockholders	$572	$572	$731	$731

Total equivalent shares	1,046,758,852	1,048,448,100	1,043,872,990	1,049,535,428

Earnings per share – continuing operations	$.55	$.55	$.70	$.70

Loss from discontinued operations	$(10)	$(10)	$ (1)	$ (1)

Total equivalent shares	1,046,758,852	1,048,448,100	1,043,872,990	1,049,535,428

Loss per share – discontinued operations	$(.01)	$(.01)	—	—

Net income	$567	$567	$735	$735
Less preferred stock dividends	(5)	(5)	(5)	(5)

Net income available to common stockholders	$562	$562	$730	$730

Total equivalent shares	1,046,758,852	1,048,448,100	1,043,872,990	1,049,535,428

Earnings per share – net income	$.54	$.54	$.70	$.70

Outstanding options to purchase 83,706,737 shares and 51,397,794 shares of common stock at March 31, 2003 and March 31, 2002, respectively, were not included in the calculation of diluted earnings per common share because the impact of such options was antidilutive.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we enter into a variety of interest rate and foreign exchange derivative contracts in connection with our balance sheet management activities, which involve the management of interest rate and foreign exchange rate risk, and our trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. You can obtain additional information about our use of derivatives, including related accounting policies, in Notes 1 and 13 to the Consolidated Financial Statements in our 2002 10-K. The following discussion includes derivative instruments and hedging activities related to discontinued operations.

Balance Sheet Management Activities

In connection with our balance sheet management activities, we use non-trading derivative financial instruments to manage market risk, primarily interest rate risk.

          Fair Value Hedges. We utilize derivatives categorized as fair value hedges to convert fixed-rate debt to floating-rate debt, as part of our overall interest rate risk management process, and to reduce foreign currency risk related to foreign currency denominated assets.

          For the three months ended March 31, 2003 and 2002, we recognized net pre-tax losses of approximately $.5 million and pre-tax gains of approximately $.1 million, respectively, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness were net pre-tax losses of approximately $.6 million and $.1 million, for the three months ended March 31, 2003 and 2002, respectively. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

          Cash Flow Hedges. We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans; and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

          For the three months ended March 31, 2003 and 2002, we recognized net pre-tax gains of approximately $.5 million, which represented the total ineffectiveness of all cash flow hedges.

          Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income into current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2003, we expected approximately $249 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified into earnings during the next twelve months. This expectation was based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

          Hedges of Net Investments in Foreign Operations. We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the quarters ended March 31, 2003 and 2002, we recorded net after-tax losses of approximately $.2 million and net after-tax gains of approximately $.6 million, respectively, in other comprehensive income related to these derivatives.

Credit Risk

Our use of non-trading and trading derivatives creates exposure to credit risk. This credit exposure relates to losses that we would recognize if the counterparties completely failed to perform their obligations. The amount of credit exposure can be estimated by calculating the cost to replace all profitable derivative contracts, on a present value basis and at current market prices. To manage the level of credit exposure, we deal only with counterparties we consider to be in good credit standing, establish counterparty credit limits, in certain cases have the ability to require securities as collateral, and enter into master netting agreements whenever possible. Reserves related to credit exposure associated with derivative instruments are included in other liabilities in our consolidated balance sheet.

          Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $1 billion at March 31, 2003, compared to $1.1 billion at December 31, 2002. Foreign exchange derivative instruments had credit exposure of $45 million at March 31, 2003, compared to $63 million at December 31, 2002. Trading derivatives had credit exposure of $4.3 billion at March 31, 2003 compared to $4.6 billion at December 31, 2002.

NOTE 12. LINE OF BUSINESS INFORMATION

Information about our operating segments for the quarters ended March 31, 2003 and 2002 is included in the Line of Business Information section of Management’s Discussion and Analysis in this 10-Q.

NOTE 13. SUBSEQUENT EVENTS

In April 2003, we sold our payroll and human resource services business. This business provided payroll processing, payroll tax filing and employee pay services, as well as various human resources administrative services. We received aggregate cash proceeds from the sale of approximately $180 million. In addition, in April 2003, we sold our 20% investment in an Argentine pension company for approximately $150 million in cash.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Robertson Stephens Lawsuits and Investigations. As we reported in our 2002 10-K, Robertson Stephens, Inc. is involved in various civil litigation in connection with the underwriting of initial public offerings, or “IPOs,” and was involved in regulatory investigations regarding such matters. As reported, Robertson Stephens settled these investigations with the SEC and NASD on January 9, 2003, and since that time various class action lawsuits have been filed against Robertson Stephens regarding research analyst matters covered by the SEC settlement. Also, Robertson Stephens continues to have actual and threatened lawsuits from former employees regarding their alleged entitlement to additional compensation and benefits from Robertson Stephens and FleetBoston, and a number of former customers of Robertson Stephens have filed or threatened actions or claims regarding alleged improper practices at Robertson Stephens.

Fleet Specialist, Inc. The New York Stock Exchange has commenced an investigation of Fleet Specialist, Inc., whose activities are described in the Line of Business Information section of Management’s Discussion and Analysis in our 2002 10-K. The investigation focuses on trading practices by specialist firms, including possible violations of the firms’ “negative obligation,” which requires firms to provide an opportunity for public orders to be executed against each other without undue dealer intervention. Fleet Specialist is cooperating with this investigation, as well as with a related inquiry of the SEC. The outcome of this matter is uncertain, but could involve sanctions against Fleet Specialist and individuals.

Broker Dealer Subsidiaries. FleetBoston’s registered broker dealer subsidiaries are regularly involved in regulatory examinations, inquiries, investigations and proceedings as well as private litigation arising out of their operations, which can result in adverse determinations, sanctions and negative publicity.

Summit Bancorp Shareholders Litigation. As we reported in our 2002 10-K, four class action lawsuits were filed in the U.S. District Court for the District of New Jersey against FleetBoston and certain of its current and former directors and officers on behalf of former shareholders of Summit Bancorp. These lawsuits were consolidated in January 2003, and a consolidated amended complaint was filed in April 2003 which alleges violations of the federal securities laws in connection with our January 25, 2001 registration statement and merger proxy/prospectus (and incorporated prior SEC filings) for our acquisition of Summit. In particular, the consolidated amended complaint alleges that we made false or misleading statements or omitted material facts regarding operations in Argentina and our loan loss provisioning regarding Argentina. The consolidated amended complaint also alleges that FleetBoston failed to disclose improper business practices at Robertson Stephens, Inc. in connection with various IPOs. FleetBoston and the defendant directors and officers deny the allegations of the complaint and intend to defend the action vigorously.

          Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, including the above-mentioned litigation and matters, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to FleetBoston’s financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to FleetBoston’s results of operations for any particular quarterly period depending on the size of the loss or liability relative to FleetBoston’s earnings for that quarterly period.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	FleetBoston held its Annual Meeting of Stockholders on April 15, 2003.

(b)	Not applicable.

(c)	A brief description of each matter voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter, follows. A separate tabulation with respect to each nominee for office is also included. Three matters were voted on at the Annual Meeting.

1.	Election of Directors

All seven nominees for election as directors were elected. There were no abstentions or broker non-votes for any of the nominees.

		Authority	Term
Name of Director	For	Withheld	Expiration
William Barnet, III	813,723,318	48,267,887	2006
John T. Collins	844,886,184	17,105,021	2006
Gary L. Countryman	844,766,933	17,224,272	2006
Charles K. Gifford	829,802,360	32,188,845	2006
Marian L. Heard	844,288,899	17,702,306	2006
Thomas J. May	840,385,116	21,606,089	2006
Terrence Murray	832,686,996	29,304,209	2006

The following directors will continue in office and were not up for re-election.

Term
Name of Director	Expiration
Joel B. Alvord	2004
Daniel P. Burnham	2004
T. Joseph Semrod	2004
Paul R. Tregurtha	2004
Paul J. Choquette, Jr.	2005
Kim B. Clark	2005
Robert M. Kavner	2005
Donald F. McHenry	2005
Michael B. Picotte	2005
Francene S. Rodgers	2005
Thomas M. Ryan	2005

2.	Ratification of Selection of Independent Accountants

The second proposal voted on by stockholders of FleetBoston, to ratify the selection of PricewaterhouseCoopers LLP to serve as our independent accountants for 2003, was approved with 802,283,737 votes cast for, 53,466,484 votes cast against and 6,240,984 abstentions. There were no broker non-votes on this proposal.

3.	Stockholder Proposal Regarding Term Limits for Outside Directors

The third proposal voted on by stockholders of FleetBoston, to limit the terms of outside directors, was rejected with 36,087,279 votes cast for, 638,307,804 votes cast against, 11,655,965 abstentions and 175,940,157 broker non-votes.

(d)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number

12	Computation of Consolidated Ratios of Earnings to Fixed Charges.

99(a)	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). A signed original of this certification has been provided to FleetBoston and will be retained by FleetBoston and furnished to the Securities and Exchange Commission or its staff upon request.

99(b)	Certification of Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). A signed original of this certification has been provided to FleetBoston and will be retained by FleetBoston and furnished to the Securities and Exchange Commission or its staff upon request.

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from January 1, 2003 to the date of the filing of this report:

	•	Current Report on Form 8-K, filed January 10, 2003, pre-announcing summarized results for the fourth quarter of 2002.

	•	Current Report on Form 8-K, filed January 16, 2003, announcing earnings for the fourth quarter and year ended December 31, 2002.

	•	Current Report on Form 8-K, filed February 18, 2003, announcing the public offering of $500 million of 3.85% Senior Notes due 2008.

	•	Current Report on Form 8-K, filed April 16, 2003, announcing first quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FleetBoston Financial Corporation

(Registrant)

/s/ Robert C. Lamb, Jr.	/s/ Ernest L. Puschaver

Robert C. Lamb, Jr. Executive Vice President and Chief Financial Officer	Ernest L. Puschaver Chief Accounting Officer

DATE: May 15, 2003

CERTIFICATIONS

I, Charles K. Gifford, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FleetBoston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Charles K. Gifford
Charles K. Gifford Chairman and Chief Executive Officer

I, Robert C. Lamb, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FleetBoston Financial Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Robert C. Lamb, Jr.
Robert C. Lamb, Jr. Executive Vice President and Chief Financial Officer