Form 10-Q
period 2003-06-30
FLEETBOSTON FINANCIAL CORP
filed 2003-08-13
CIK 50341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6366

FLEETBOSTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island (State or other jurisdiction of incorporation or organization)	05-0341324 (I.R.S. Employer Identification No.)

100 Federal Street Boston, Massachusetts (Address of principal executive offices)	02110 (Zip code)

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

  YES           ☒                        NO           ☐

The number of shares of common stock of the Registrant outstanding as of July 31, 2003 was 1,052,277,307.

PART I. FINANCIAL INFORMATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT ACCOUNTING DEVELOPMENTS
CONTROLS AND PROCEDURES
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES
EX-10 (A) SCHEDULE OF EXECUTIVE OFFICERS
EX-10 (B)AMEND 9 TO SUPP EXEC RETIREMENT PLAN
EX-10 (C)AMEND 2 TO EXEC DEFER COMP PLAN NO.1
EX-10 (D)AMEND 5 TO EXEC DEFER COMP PLAN NO.2
EX-10 (E)AMEND 3 TO EXEC SUPPLEMENTAL PLAN
EX-10 (F)AMEND 4 TO RETIREMENT INCOME ASSURANCE PL
EX-10 (G) 3RD AMEND TO DIR DEFER COMP & STOCK PLAN
EX-10 (H) DOUGLAS L. JACOBS LETTER
EX-10 (I)RETENTION & DEFERRED COMPENSATION AGMNT
EX-12 (A) CONSOLIDATED RATIO OF EARNINGS
EX-31 (A) CERTIFICATION OF CEO
EX-31 (B) CERTIFICATION OF CFO
EX-32 906 CERTIFICATION OF CEO AND CFO

FLEETBOSTON FINANCIAL CORPORATION
FORM 10-Q FOR QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS OF INFORMATION REQUIRED IN REPORT

PAGE
PART I. FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition
and Results of Operations	3

Controls and Procedures	26

Consolidated Statements of Income
Three and six months ended June 30, 2003 and 2002	27

Consolidated Balance Sheets
June 30, 2003 and December 31, 2002	28

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2003 and 2002	29

Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002	30

Condensed Notes to Consolidated Financial Statements	31

PART II. OTHER INFORMATION	40

SIGNATURES	42

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

FINANCIAL SUMMARY

	Three months		Six months
Dollars in millions,	ended June 30		ended June 30
except per share amounts	2003	2002	2003	2002

Earnings
Net interest income (FTE)(a)	$1,598	$1,656	$3,221	$3,388
Noninterest income	1,179	996	2,317	2,399
Noninterest expense	1,594	1,588	3,168	3,145
Provision for credit losses	285	1,250	565	1,658
Income/(loss) from continuing operations	571	(106)	1,148	630
Income/(loss) from discontinued operations	53	(280)	43	(281)
Net income/(loss)	624	(386)	1,191	349

Per Common Share
Basic earnings:
Continuing operations	$.54	$(.11)	$1.09	$.59
Net income/(loss)	.59	(.37)	1.13	.32
Diluted earnings:
Continuing operations	.54	(.11)	1.09	.59
Net income/(loss)	.59	(.37)	1.13	.32
Cash dividends declared	.35	.35	.70	.70
Book value	16.32	15.79	16.32	15.79

Ratios
Continuing operations:
Return on average assets(b)	1.17%	nm	1.19%	.67%
Return on average common equity	13.24	nm	13.56	7.15
Net income:
Return on average assets	1.27	nm	1.23	.36
Return on average common equity	14.47	nm	14.08	3.91
Total equity to assets (period-end)	8.85	8.80%	8.85	8.80
Tangible common equity to tangible total assets	6.54	6.37	6.54	6.37
Tier 1 risk-based capital	8.35	8.15	8.35	8.15
Total risk-based capital	11.60	11.82	11.60	11.82
Leverage	7.96	8.11	7.96	8.11

At June 30
Total assets	$197,128	$191,040	$197,128	$191,040
Loans and leases	123,860	116,201	123,860	116,201
Deposits	130,241	121,114	130,241	121,114
Long-term debt	17,815	22,654	17,815	22,654
Stockholders’ equity	17,438	16,816	17,438	16,816
Nonperforming assets	2,603	3,891	2,603	3,891

(a)	The fully taxable equivalent, or “FTE,” adjustment included in net interest income was $13 million and $14 million for the three months ended June 30, 2003 and 2002, respectively, and $25 million and $36 million for the six months ended June 30, 2003 and 2002, respectively.

(b)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

nm —	not meaningful

OVERVIEW

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, both of which we previously filed with the SEC. You should read this information together with the financial information contained in those filings. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

          Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $197 billion in total assets as of June 30, 2003.

          Our operations are focused along three principal domestic lines of business: Personal Financial Services, Regional Commercial Financial Services and Investment Management, and National Commercial Financial Services. Personal Financial Services provides consumer retail banking, small business banking, and retail brokerage and credit card services. Regional Commercial Financial Services and Investment Management provides financial services to middle market corporations, including credit, cash management and trade services; specialized asset management and personal financial planning services to high-net-worth customers, including estate settlement, deposit and credit products; proprietary and third party mutual funds to retail and institutional customers; and retirement planning, large institutional asset management and not-for-profit investment services. National Commercial Financial Services provides cash management, leasing, commercial real estate, asset-based lending, debt capital markets, foreign exchange, interest rate risk management, and credit and deposit products to large corporations.

          Our other business lines include Capital Markets, composed of brokerage market-making, execution and clearing, as well as principal investing, and International Banking. Our lines of business and their supporting business units are more fully discussed in the Line of Business Information section of this discussion and analysis.

          The preparation of consolidated financial statements requires management to make judgments in the application of certain accounting policies that involve significant estimates and assumptions about matters that are inherently uncertain. These estimates and assumptions are based on information available as of the date of the financial statements, and may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of revised estimates and assumptions in the application of these accounting policies.

          Information about accounting policies considered relatively more significant in this respect, specifically the determination of the reserve for credit losses, the valuation of principal investing securities, accounting for goodwill and accounting for income taxes, is included in the Significant Accounting Policies section of Management’s Discussion and Analysis in our 2002 10-K. There were no material changes in these accounting policies during the first six months of 2003.

          This discussion and analysis contains statements that are considered “forward-looking statements” as defined in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of FleetBoston and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Actual results may differ materially from those projected as a result of the following risks and uncertainties, as well as any other risks and uncertainties detailed from time to time in our filings with the SEC:

•	general political and economic conditions, either domestically or internationally, as well as continued economic, political and social uncertainties in Latin America;

•	developments concerning credit quality, including the resultant effect on the levels of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;

•	continued weakness in domestic commercial loan demand, and the impact of that weakness on our corporate lending activities;

•	continued weakness in the global capital markets and the impact of that weakness on our principal investing and other capital markets-related businesses and our asset management and brokerage businesses, as well as the availability and terms of funding necessary to meet our liquidity needs;

•	changes in customer borrowing, repayment, investment and deposit practices;

•	interest rate and currency fluctuations, equity and bond market fluctuations and inflation;

•	changes in the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities;

•	changes in competitive product and pricing pressures within our markets;

•	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines and other aspects of the financial services industry;

•	changes in accounting rules, policies, practices and procedures;

•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us and/or our subsidiaries;

•	the effectiveness of instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk; and

•	the effects of terrorist activities or other hostilities, including geopolitical stresses in the Middle East and other areas.

          Net income was $624 million, or $.59 per diluted share, for the three months ended June 30, 2003, compared to a net loss of $386 million, or $.37 per diluted share, for the three months ended June 30, 2002. Included in these results was net income from discontinued operations of $53 million for the 2003 quarter compared to a net loss from discontinued operations of $280 million for the 2002 quarter.

          For the six months ended June 30, 2003, net income was $1.2 billion, or $1.13 per diluted share, compared to $349 million, or $.32 per diluted share, for the six months ended June 30, 2002. Included in the results for the six months ended June 30, 2003 and 2002 was net income from discontinued operations of $43 million and a net loss from discontinued operations of $281 million, respectively. The 2003 results from discontinued operations included an after-tax gain of $57 million from the April 2003 sale of Interpay, Inc., or “Interpay,” our payroll and human resource services business, while the 2002 results included an after-tax gain of $173 million from the sale of AFSA and aggregate after-tax losses related to Robertson Stephens and Asia of $451 million.

          For more information concerning discontinued businesses, refer to Note 2 to the Consolidated Financial Statements in this 10-Q.

          Results for the three and six months ended June 30, 2003 reflected improvements over the prior year periods in credit costs and certain capital markets-related revenues, specifically securities gains. Partially offsetting these improvements were lower levels of net interest income and investment services revenue and higher levels of investment writedowns in our principal investing portfolio.

          The decrease in credit costs in the 2003 periods reflected a relatively improved domestic economic outlook and lower levels of nonperforming assets; credit costs for the 2002 periods reflected the impact of weakness in the U.S. economy on domestic commercial credit and deteriorating Argentine economic conditions at that time. The increase in capital markets-related revenues resulted mainly from net securities gains recorded in the 2003 periods compared to net securities losses in 2002, the latter mainly the result of securities losses and writedowns in the Argentine and Brazilian portfolios.

          Lower net interest income in the 2003 periods was a result of the lower interest rate environment and related pressure on spreads, as well as weak commercial credit demand. The decline in investment services revenues in the 2003 periods was the result of weakened equity markets and the resultant impact on the valuation of assets under management.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LINE OF BUSINESS INFORMATION

Our customer-focused organizational structure includes three principal domestic lines of business: Personal Financial Services, Regional Commercial Financial Services and Investment Management, and National Commercial Financial Services. Our other business lines include International Banking and Capital Markets. You can obtain additional information about our lines of business in the Line of Business Information section of Management’s Discussion and Analysis included in our 2002 10-K.

          We may periodically restate business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have restated the information for the quarter ended June 30, 2002 and the six months ended June 30, 2003 and 2002 presented throughout this section to reflect the revised organizational structure implemented during the second quarter of this year. The information appearing throughout this section is presented on a fully taxable equivalent basis and, unless otherwise noted, a continuing operations basis.

Line of Business Earnings Summary

Three months ended June 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$258	$259	$1,398	$1,350	22%	23%
National Commercial Financial Services	199	188	635	667	17	13
Regional Commercial Financial Services and Investment Management	105	124	602	635	12	14
International Banking	—	(473)	202	(192)	nm	nm
Capital Markets	(43)	(18)	(1)	55	nm	nm
All Other	52	(186)	(59)	137	nm	nm
Discontinued Operations	53	(280)	na	na	nm	nm

Total	$624	$(386)	$2,777	$2,652	14%	nm

Six months ended June 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$479	$500	$2,731	$2,668	21%	23%
National Commercial Financial Services	381	381	1,258	1,351	16	13
Regional Commercial Financial Services and Investment Management	200	247	1,191	1,268	12	14
International Banking	29	(394)	419	210	4	nm
Capital Markets	(74)	4	22	176	nm	nm
All Other	133	(108)	(83)	114	nm	nm
Discontinued Operations	43	(281)	na	na	nm	nm

Total	$1,191	$349	$5,538	$5,787	14%	4%

nm — not meaningful
na — not applicable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the components of each of our business lines, and explains results in terms of their underlying businesses.

Personal Financial Services

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$996	$995	$1,964	$1,978
Noninterest income	402	355	767	690
Total revenue	1,398	1,350	2,731	2,668
Provision for credit losses	263	238	522	469
Noninterest expense	749	713	1,501	1,430
Tax expense	128	140	229	269

Net income	$258	$259	$479	$500

Balance sheet data:
Average assets	$50,438	$40,683	$49,827	$40,911
Average loans and leases	45,264	35,618	44,709	35,881
Average low-cost core deposits(a)	65,961	59,110	64,349	58,389

Return on equity	22%	23%	21%	23%

(a)	Includes demand, money market and savings and NOW deposits.

Personal Financial Services earned $258 million in the current year quarter, relatively flat with the prior year quarter. Growth in consumer banking fees and home equity loans, combined with a higher level of low-cost core deposits and a beneficial change in deposit mix, drove the increase in revenues. Higher marketing and credit costs combined with the impact of declining interest rates, which put pressure on spreads, offset this improvement. Average low-cost core deposit balances increased 12%, or $6.9 billion, while higher-cost time deposits decreased $4.4 billion, when compared to the prior year quarter, reflecting the impact of our pricing strategy for time deposits. In addition, average loan balances increased $9.6 billion, or 27%, due to a higher level of home equity loans, reflective of our increased emphasis on cross-selling this product coupled with favorable market conditions.

National Commercial Financial Services

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$412	$436	$825	$896
Noninterest income	223	231	433	455
Total revenue	635	667	1,258	1,351
Provision for credit losses	83	142	175	281
Noninterest expense	219	213	447	435
Tax expense	134	124	255	254

Net income	$199	$188	$381	$381

Balance sheet data:
Average assets	$54,792	$61,789	$56,071	$63,081
Average loans and leases	48,367	55,677	49,468	56,905
Average deposits	8,337	6,958	8,049	6,964

Return on equity	17%	13%	16%	13%

National Commercial Financial Services earned $199 million in the second quarter of 2003, an increase of $11 million from the prior year quarter. Earnings were marked by reduced net interest income and provision for credit losses, resulting from lower loan and lease volumes due to our strategic reduction of certain credit exposures and continued weak demand for lending products. The weak demand also resulted in lower revenue levels from capital markets-related products. However, higher deposit balances and increased cash management fees helped to offset the impact of reduced loan volumes. Average loan and lease balances decreased $7.3 billion to $48.4 billion, while average deposits grew approximately $1.4 billion to $8.3 billion, when compared to the prior year quarter.

          As more fully explained in the All Other portion of this Line of Business Information section, provisions for credit losses are generally allocated to our lines of business on an “expected loss” basis over an economic cycle. This methodology is designed to match credit losses and provision expense over an economic cycle for all businesses. The methodology also has the effect of reducing period-to-period volatility in reported results for the lines of business, and differs from the method used to determine our consolidated provision for credit losses for any given period.

          In accordance with this methodology, after-tax credit loss provisions of approximately $38 million for the second quarter of 2003 and $336 million for the second quarter of 2002 were recorded in All Other. The higher 2002 charge included provisions to reflect the impact of U.S. economic conditions on commercial credit at that time. If these costs were reflected currently, instead of over the economic cycle, earnings for National Commercial Financial Services would have been $161 million in the second quarter of 2003 and a loss of $148 million in the prior year quarter.

          During the second quarter of 2003, we recorded credit-related charges against noninterest income of $30 million ($19 million after-tax), all of which were allocated to All Other. These charges reflected the impact of continued economic weakness on the domestic airline industry, specifically certain of our airline leasing joint venture exposures, which we include in other assets in our consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regional Commercial Financial Services and Investment Management

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$232	$255	$475	$509
Noninterest income	370	380	716	759
Total revenue	602	635	1,191	1,268
Provision for credit losses	38	43	76	84
Noninterest expense	388	384	781	771
Tax expense	71	84	134	166

Net income	$105	$124	$200	$247

Balance sheet data:
Average assets	$25,239	$27,334	$25,331	$27,371
Average loans and leases	19,155	22,681	19,346	22,780
Average deposits	25,069	22,031	27,344	22,053

Return on equity	12%	14%	12%	14%

Regional Commercial Financial Services and Investment Management earned $105 million in the second quarter of 2003, a decrease of $19 million from the prior year quarter. Regional Commercial Financial Services’ results reflected the impact of lower loan volumes, while the Investment Management businesses were negatively impacted by stock market conditions.

Three months ended June 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income		Total Revenue		Return on Equity

Regional Commercial Financial Services	$67	$77	$334	$336	15%	17%
Investment Management	38	47	268	299	9	11

Total	$105	$124	$602	$635	12%	14%

Regional Commercial Financial Services earned $67 million in the current quarter compared to $77 million in the prior year quarter, a decrease of 13%. Earnings were affected by declining loan volumes, the result of continued weakness in demand for credit-related products. However, higher deposit balances and fee income, resulting from increased sales and cross-selling activities and from new business with federal and state governments related to processing of tax payments, helped to moderate the impact of the decline in loan balances. Average loan and lease balances decreased $3.0 billion to $15.1 billion, while average deposits grew approximately $3.1 billion to $21.3 billion, when compared to the prior year quarter.

          As discussed under National Commercial Financial Services, our method of allocating provisions for credit losses to the business lines differs from the method we use to determine our consolidated provision for credit losses for any given period. In accordance with this methodology, in the second quarter of 2002, we recorded in All Other after-tax credit loss provisions of approximately $98 million, primarily reflecting the impact of U.S. economic conditions on commercial credit at that time. If these costs were reflected currently in the second quarter of 2002, instead of over the economic cycle, Regional Commercial Financial Services would have posted a loss of $21 million for that period. There was no difference in provision allocation for the second quarter of 2003.

          Investment Management earned $38 million in the second quarter of 2003, a decrease of $9 million, or 19%, from the prior year quarter, as difficult market conditions continued to negatively impact this business line. Effective expense management mitigated these declines. The market value of domestic assets under management, which reflected the overall lower valuation of the stock market, was approximately $148 billion as of June 30, 2003 compared to $156 billion as of June 30, 2002.

International Banking

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$173	$196	$347	$451
Noninterest income	29	(388)	72	(241)
Total revenue	202	(192)	419	210
Provision for credit losses	16	330	36	408
Noninterest expense	185	187	336	383
Tax expense/(benefit)	1	(236)	18	(187)

Net income/(loss)	—	$(473)	$29	$(394)

Balance sheet data:
Average assets	$18,306	$23,268	$18,571	$24,516
Average loans and leases	12,267	16,642	12,352	17,447
Average deposits	8,412	7,963	8,200	8,665

Return on equity	nm	nm	4%	nm

nm — not meaningful

Three months ended June 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Brazil	$31	—	$144	$99	25%	nm
Argentina	(46)	$(489)	(22)	(379)	nm	nm
All Other International	15	16	80	88	18	15%

Total	—	$(473)	$202	$(192)	nm	nm

nm — not meaningful

International Banking produced break-even results in the current quarter, compared to a net loss of $473 million in the prior year quarter. The change was primarily the result of the absence of the significant charges recorded in 2002 related to the political and economic situation in Argentina.

          Argentina’s net loss for the current quarter was $46 million, compared to a net loss of $489 million in the prior year quarter. Argentina’s current quarter results included net costs totaling $38 million after-tax composed of a charge for establishing a deposit re-dollarization reserve, securities writedowns, costs related to additional streamlining of operations, and a gain from the sale of our investment in an Argentine pension company. The loss of $489 million in the prior year quarter reflected credit provisions and securities charges as well as the impact of dramatic changes in the Argentine government’s monetary and fiscal policies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Brazil recorded earnings of $31 million for the current quarter, an increase of $31 million compared to the prior year quarter, with the growth in earnings reflecting the absence of the charge recorded in the prior year to reposition Brazil’s balance sheet and reduce risk.

          More information about Argentina and Brazil, including the Argentine deposit re-dollarization reserve, is included in the Country Risk section of this discussion and analysis.

Capital Markets

	Three months		Six months
	ended June 30		ended June 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$(10)	$(14)	$(23)	$(25)
Noninterest income	9	69	45	201
Total revenue	(1)	55	22	176
Noninterest expense	66	82	138	169
Tax (benefit)/expense	(24)	(9)	(42)	3

Net (loss)/income	$(43)	$(18)	$(74)	$4

Return on equity	nm	nm	nm	nm

nm — not meaningful

Three months ended June 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net (Loss)/Income		Total Revenue		Return on Equity

Fleet Specialist, Execution and Clearing	$10	$31	$72	$122	7%	24%
Principal Investing	(53)	(49)	(73)	(67)	nm	nm

Total	$(43)	$(18)	$(1)	$55	nm	nm

nm — not meaningful

Our Fleet Specialist, Execution and Clearing business earned $10 million in the second quarter of 2003, a decrease of $21 million from the prior year quarter, due to extremely difficult market conditions which continued to affect the specialist industry and limit profit opportunities.

          Principal Investing recorded a net loss of $53 million in the second quarter of 2003, compared to a net loss of $49 million in the prior year quarter. These results were affected by net after-tax writedowns of $66 million recorded against the principal investing portfolio in the current quarter, reflecting impairment of value resulting from the continued weakness in the U.S. economy, compared to $45 million in the prior year quarter. Partially offsetting the higher 2003 writedowns were higher realized gains on investments and lower funding costs compared to 2002.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity, combined with transfer pricing offsets. The provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This economic cycle methodology differs from the method we use to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other. You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

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

          Results of All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had earnings of $52 million for the second quarter of 2003, compared to a net loss of $186 million for the prior year quarter. Included in All Other were earnings of $98 million for the current quarter compared to $200 million in the prior year quarter, with the decline resulting from lower securities gains from our Treasury unit. As mentioned above, All Other also includes the residual impact of methodology allocations, with the most significant item related to the consolidated provision for credit losses. For the second quarter of 2003, All Other included $38 million of after-tax credit loss provisions in excess of that allocated to our business lines, compared to $434 million for the prior year quarter. In addition, as more fully discussed in the National Commercial Financial Services portion of this Line of Business Information section, for the second quarter of 2003, All Other included $19 million of after-tax credit-related charges associated with our airline leasing joint venture exposures.

          For the first six months of 2003, All Other earned $133 million compared to a net loss of $108 million for the prior year period. Earnings included in All Other for the first six months of 2003 were $184 million versus $277 million in the prior year, with the decline resulting primarily from a lower level of net securities gains from our Treasury unit. All Other included $57 million of after-tax credit loss provisions in excess of that

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

allocated to our business lines, compared to $478 million for the prior year period.

          In addition, All Other included $33 million of after-tax credit-related costs to reflect the impact of continued economic weakness on the domestic airline industry, specifically certain of our airline leasing joint venture exposures.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

	Three months		Six months
FTE basis	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Interest income	$2,322	$2,673	$4,665	$5,359
Tax-equivalent adjustment	13	14	25	36
Interest expense	737	1,031	1,469	2,007

Net interest income	$1,598	$1,656	$3,221	$3,388

Net interest income decreased $58 million, or 3.5%, in the quarterly comparison and $167 million, or 4.9%, in the six-month comparison, due to continuing interest rate declines and lower commercial loan levels. These declines in net interest income were partially offset by higher volumes of home equity loans, residential mortgage loans and investment securities, and a favorable shift in our deposit mix from higher-yielding time deposits to low-cost core deposits.

          The low interest rate environment contributed to the decline in net interest income due to proceeds from maturing higher-yielding assets and prepayments of mortgage assets being reinvested in lower-yielding assets. The declines in commercial loans were mainly due to continued weak credit demand and our efforts to reduce credit risk exposures in our domestic large corporate and international portfolios.

Net Interest Margin and Interest Rate Spread

	Three months ended June 30				Six months ended June 30
	2003		2002		2003		2002
FTE basis	Average		Average		Average		Average
Dollars in millions	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Securities	$35,073	3.81%	$29,416	5.51%	$34,010	4.04%	$28,356	5.52%
Loans and leases:
Domestic	107,823	5.92	100,026	6.77	107,475	6.00	102,005	6.77
International	15,449	7.15	19,513	9.57	15,538	6.84	20,246	9.03
Due from brokers/dealers	5,581	1.40	3,860	1.47	5,177	1.22	3,913	1.45
Other	6,433	6.98	7,916	5.62	7,452	6.51	9,132	5.19

Total interest earning assets	170,359	5.49	160,731	6.70	169,652	5.56	163,652	6.61

Deposits	96,477	1.52	92,318	2.72	94,198	1.57	93,137	2.49
Short-term borrowings	16,174	2.55	13,206	3.05	15,168	2.51	14,535	3.39
Due to brokers/dealers	5,474	1.21	4,047	1.19	5,185	1.03	3,976	1.20
Long-term debt	19,148	5.27	23,433	5.00	19,802	5.26	24,183	4.88

Interest bearing liabilities	137,273	2.15	133,004	3.11	134,353	2.20	135,831	2.97

Interest rate spread		3.34		3.59		3.36		3.64
Interest-free sources of funds	33,086		27,727		35,299		27,821

Total sources of funds	$170,359	1.73	$160,731	2.58	$169,652	1.73	$163,652	2.46

Net interest margin		3.76%		4.12%		3.83%		4.15%

Net interest margin represents the relationship between net interest income and average interest earning assets and can be significantly impacted by changes in the components of interest earning assets and interest bearing liabilities, as well as yields and funding costs.

          Net interest margin declined 36 basis points in the quarterly comparison and 32 basis points in the six month comparison, the result of a declining domestic interest rate environment where fixed-rate assets matured or, in the case of mortgage-related assets, were prepaid, and were replaced with lower-yielding assets. Lower commercial loan levels also contributed to this decrease.

          Net interest margin is impacted by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, and the use of derivative instruments in managing interest rate risk. We utilize derivative instruments which qualify for hedge accounting under current accounting standards as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For the second quarters of 2003 and 2002, net interest

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

margin would have been approximately 3.33% and 3.54%, respectively, if hedges had not been entered into to mitigate interest rate fluctuations.

          Average securities increased $5.7 billion compared to the second quarter of 2002, primarily due to net purchases of domestic debt securities, mainly mortgage-backed securities. The decrease in yield was the result of the reinvestment of proceeds from securities sales and maturities into lower-yielding securities.

          Average domestic loans and leases increased $7.8 billion, driven primarily by higher average levels of domestic home equity and residential mortgage loans, partially offset by lower average domestic commercial loan levels, mainly the result of our strategic credit risk reduction efforts and continued weak loan demand.

          Average international loans and leases decreased $4.1 billion due mainly to a $2 billion decline in Argentina, reflecting the economic environment in that country, and a $1.4 billion decline in Brazil resulting from risk reduction efforts.

          Average other interest earning assets decreased $1.5 billion as a result of a decrease in securities purchased under agreements to resell and federal funds sold. Other interest earning assets consist of interest bearing deposits, federal funds sold, securities purchased under agreements to resell, trading assets, mortgages held for sale and miscellaneous other earning assets. The increase in yield was due to higher investment volumes and yields in overnight international securities purchased under agreements to resell, mainly in Brazil.

          Average interest bearing deposits increased $4.2 billion, mainly due to growth in lower-yielding interest bearing core deposits partially offset by a decline in higher-yielding time deposits. During the second quarter of 2003, average lower-yielding domestic interest bearing core deposits increased $8.3 billion, mainly the result of improved customer satisfaction which resulted in lower attrition levels as well as pricing promotions resulting in new deposit growth, while average total domestic time deposits declined $5.1 billion, when compared to the second quarter of 2002.

          Average short-term borrowings increased $3 billion due to an increase in federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings used to fund purchases of investment securities and residential mortgages in connection with our investment strategy.

          Average long-term debt decreased $4.3 billion, reflecting our favorable liquidity position, as contractual maturities exceeded our long-term debt needs. These decreases were partially offset by fixed-rate issuances which allowed us to take advantage of low interest rates.

Provision for Credit Losses

The provision for credit losses for the second quarter and first six months of 2003 amounted to $285 million and $565 million, respectively, compared to $1.3 billion and $1.7 billion, respectively, for the 2002 periods. The higher 2002 provision reflected the impact of the weakness in the U.S. economy on domestic commercial credit and the then deteriorating economic conditions in Latin America, while the current quarter and six-month provisions reflected the relatively improved domestic economic outlook, as well as lower levels of nonperforming assets.

          The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the loan portfolio and economic conditions. Levels of future provisions will continue to be a function of management’s ongoing assessment of credit risk performed in connection with quarterly reviews of the adequacy of the reserve for credit losses, including assessments of the potential impact of domestic economic conditions and the operating environment in Latin America.

          During 2002, we reduced our credit exposure to targeted, non-strategic areas of corporate lending by $10 billion, 30% of which consisted of funded loans and the remainder of which were unfunded off-balance sheet commitments. We substantially completed this program during the second quarter of 2003, bringing the total credit exposure reduction to $15 billion, approximately 30% of which were funded loans.

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

Noninterest Income

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Banking fees and commissions	$391	$383	$768	$766
Investment services revenue	379	404	733	809
Credit card revenue	155	155	311	327
Capital markets-related revenue	18	(134)	129	132
Other	236	188	376	365

Total noninterest income	$1,179	$996	$2,317	$2,399

Noninterest income increased $183 million in the second quarter of 2003 and decreased $82 million in the first six months of 2003 compared to the same periods a year ago. The increase in the quarterly comparison was primarily attributable to net securities gains in 2003 compared to net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities losses in 2002, the latter mainly due to losses and writedowns related to the Argentine and Brazilian securities portfolios. In addition, 2003 noninterest income included a $64 million gain from the sale of our investment in an Argentine pension company.

          These increases were partially offset by a $100 million charge recorded in the second quarter of 2003 for the estimated impact of ongoing court-ordered reimbursement related to Argentine deposits, and lower investment services revenues due to lower asset management fees associated with a lower valuation of assets under management, primarily due to the weak equity markets.

          The decline in the six-month comparison resulted mainly from the above-mentioned Argentine deposit-related charge, reduced investment services revenues and lower credit card revenue, due to a decline in securitization income and increased amortization of loan acquisition costs. These declines were partially offset by the above-mentioned gain from the sale of our Argentine pension investment.

Banking Fees and Commissions

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Cash management fees	$114	$109	$229	$234
Deposit account charges	107	104	208	210
Electronic banking fees	71	68	134	128
Other	99	102	197	194

Total banking fees and commissions	$391	$383	$768	$766

Banking fees and commissions increased $8 million in the three-month comparison due to an increase in cash management and electronic banking fees as well as deposit account charges, corresponding with our core deposit growth, partially offset by a decline in other fees. Banking fees and commissions remained relatively flat in the six-month comparison. We believe that the recent publicized litigation involving VISA fees will not have a material impact on our debit card operations.

Investment Services Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Investment management revenue	$259	$284	$508	$576
Brokerage fees and commissions	120	120	225	233

Total investment services revenue	$379	$404	$733	$809

Investment Management Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Columbia Management Group	$183	$203	$362	$409
Private Clients Group	50	55	99	112
International	23	23	41	49
Other	3	3	6	6

Total investment management revenue	$259	$284	$508	$576

Investment management revenue decreased $25 million in the quarterly comparison and $68 million in the six-month comparison primarily due to the decline in market conditions, which reduced the value of assets under management. At June 30, 2003, consolidated assets under management totaled $155 billion, compared to $162 billion at June 30, 2002.

Brokerage Fees and Commissions

Brokerage fees and commissions were flat in the quarterly comparison and decreased $8 million in the six-month comparison, mainly due to lower trading activity in the first quarter of 2003 at Quick & Reilly caused by weak market conditions.

Credit Card Revenue

Credit card revenue was flat in the quarterly comparison and decreased $16 million in the six-month comparison. The six-month decline was mainly due to a $34 million decline in securitization income coupled with a $17 million increase in amortization of loan acquisition costs, partially offset by $37 million of gains from sales of credit card portfolios unrelated to securitization activities. The reduction in securitization income was driven by a lower level of securitized receivables and a higher level of net charge-offs.

Capital Markets-Related Revenue

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Syndication/agency fees	$42	$39	$75	$80
Trading profits and commissions	41	28	111	67
Securities gains/(losses)	36	(208)	70	(193)
Market-making	23	62	58	130
Underwriting and advisory fees	18	14	35	24
Private equity revenue	(65)	(46)	(117)	(34)
Foreign exchange	(77)	(23)	(103)	58

Total capital markets-related revenue	$18	$(134)	$129	$132

Capital markets-related revenue increased $152 million in the quarterly comparison and declined slightly in the six-month comparison. The quarterly increase was mainly due to net securities gains recorded in 2003 compared to net securities losses in 2002, the latter the result of losses and writedowns concentrated in the Argentine and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Brazilian portfolios, and an increase in trading profits and commissions. Partially offsetting these improvements were declines in market-making, foreign exchange and private equity revenues discussed in further detail below. Revenues from capital markets-related activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets.

          Syndication/agency fees increased $3 million in the three-month comparison and decreased $5 million in the six-month comparison. The improvement in such revenues in the quarterly comparison resulted mainly from fees associated with larger transactions. Such fees are a function of the timing, size and level of syndication transactions.

          Trading profits and commissions increased $13 million and $44 million, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002. This increase was due to increased sales and trading revenue from our derivatives business, partly offset by revaluation losses on credit default swaps used to hedge credit risk. Losses on these swaps generally arise because the market has assessed that the credit worthiness of the hedged credits has improved.

          Securities gains of $36 million and $70 million in the three and six months ended June 30, 2003, respectively, resulted from gains from sales of domestic debt securities, partially offset by $15 million of writedowns in the Argentine securities portfolio due to declines in value deemed other than temporary. Securities losses of $208 million and $193 million in the three and six months ended June 30, 2002, respectively, consisted of $350 million of writedowns incurred in the Argentine government securities portfolio and $62 million of losses and writedowns related to a repositioning of the Brazilian portfolio, offset partly by approximately $200 million of domestic securities gains.

          Market-making revenue declined $39 million and $72 million, respectively, for the three and six months ended June 30, 2003 compared to the same periods in 2002, reflecting low volatility and generally unfavorable market conditions.

          Private equity revenue, which includes revenue from our principal investing business and from other private equity investments not included in the Principal Investing business line, decreased $19 million and $83 million, respectively, in the three and six months ended June 30, 2003 compared to the same periods a year ago. These decreases were mainly due to higher investment writedowns in the 2003 periods as a result of continued weak market conditions impacting our principal investing portfolio. During the quarter and six months ended June 30, 2003, we recorded net investment writedowns of $105 million and $162 million, respectively, which were partially offset by realized gains on investments of $40 million and $44 million, respectively. This compares with net investment writedowns of $63 million and $57 million in the second quarter and first six months of 2002, respectively, partially offset by realized gains of $17 million and $23 million, respectively.

          During the second quarter of 2003, we made new investments of $118 million ($105 million funding of previously committed investments and $13 million in new investments) compared to $138 million ($100 million funding of previously committed investments and $38 million in new investments) in the 2002 period. As of June 30, 2003 and December 31, 2002, the principal investing portfolio had a net carrying value of approximately $3.2 billion and $3.4 billion, respectively, composed of investments in privately held companies, publicly held companies and investment fund partnerships. As of June 30, 2003, we had unfunded principal investing commitments totaling approximately $1.3 billion, compared to $1.6 billion at December 31, 2002. These commitments are drawn down periodically throughout the life of the respective investment funds.

          Over the past two years, private equity investing has experienced significant illiquidity and impairment in value as a result of deterioration in financial markets and continued weakness in the U.S. economy. Over the next 12 to 18 months, the principal investing portfolio could continue to experience such stresses. We will continue our efforts to reduce our overall principal investing exposure.

          Foreign exchange revenue decreased $54 million in the quarterly comparison and $161 million in the six-month comparison. The quarterly decline resulted from a $100 million charge recorded in the second quarter of 2003 for the estimated impact of ongoing court-ordered reimbursement related to Argentine deposits. The $161 million decline in the six-month comparison resulted from the above-mentioned estimated Argentine reimbursement charge, as well as actual losses in Argentina related to judicial decrees that released previously frozen deposits. More information about Argentine deposits, including the second quarter charge, is included in the Country Risk section of this discussion and analysis.

Other Noninterest Income

Other noninterest income increased $48 million and $11 million in the three- and six-month comparisons, respectively, mainly due to a $64 million gain recognized in the second quarter of 2003 from the previously mentioned sale of our investment in an Argentine pension company and an increase in tax processing income, partially offset by $60 million of credit-related charges ($30 million in each of the first and second quarters of 2003) primarily related to airline leasing joint venture exposures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Employee compensation and benefits	$822	$833	$1,647	$1,639
Occupancy and equipment	242	247	490	500
Marketing and public relations	68	52	112	102
Legal and other professional	39	39	71	73
Intangible asset amortization	19	22	39	44
Other	404	395	809	787

Total noninterest expense	$1,594	$1,588	$3,168	$3,145

Noninterest expense increased $6 million and $23 million in the three and six months ended June 30, 2003 compared to the same periods in 2002. Included in both 2003 periods were higher pension, insurance and stock-based compensation expenses, the latter the result of our adoption of the fair value accounting provisions of Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock-Based Compensation,” in the third quarter of 2002 for stock options granted after January 1, 2002, as well as a $6 million charge for further streamlining of operations in Argentina. The increase in marketing and public relations expense in both comparisons was the result of a major brand advertising campaign that was launched during the second quarter of 2003. Marketing expenses increased over the first quarter of 2003 by approximately $24 million as a result of this campaign. These costs were partially offset by lower compensation expense and reductions in expenses resulting from our continued efforts to contain costs.

          Additional information concerning stock-based compensation is included in Notes 1 and 14 to the Consolidated Financial Statements in our 2002 10-K and in Note 1 to the Consolidated Financial Statements in this 10-Q.

Income Taxes

We recorded income tax expense of $314 million for the second quarter of 2003, compared to a tax benefit of $94 million for the same period a year ago. Income tax expense for the six months ended June 30, 2003 was $632 million, compared to $318 million for the 2002 period. Our effective tax rate was 35.5% and 47.1% for the second quarters of 2003 and 2002, respectively, and 35.5% and 33.5% for the respective six-month periods. The fluctuations in the tax rate comparing the three and six months ended June 30, 2002 reflected the impact of significant charges related to Argentina and Brazil and provisions for credit losses recorded in the second quarter of 2002.

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

FINANCIAL CONDITION

Risk Management

Our business requires us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Management of the risks inherent in our businesses is essential for financial performance and creating long-term value. In our view, the goal of risk management is the control of what we perceive to be our four primary risk factors — credit risk, liquidity risk, market risk and operating risk — to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to FleetBoston as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies.

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

Loans and Leases

	June 30,	March 31,	Dec. 31,
In millions	2003	2003	2002

Domestic:
Commercial and industrial	$35,892	$38,577	$39,359
Commercial real estate	10,556	10,653	11,001
Consumer	51,721	48,883	43,168
Lease financing	10,675	10,676	11,199

Total domestic loans and leases	108,844	108,789	104,727

International:
Commercial(a)	10,654	10,991	11,507
Consumer	1,094	1,034	1,005
Lease financing	3,268	3,201	3,141

Total international loans and leases	15,016	15,226	15,653

Total loans and leases	$123,860	$124,015	$120,380

(a)	Includes commercial real estate loans, which are not significant.

Total loans and leases increased $3.5 billion to $123.9 billion from $120.4 billion at December 31, 2002. This increase was mainly due to an $8.6 billion increase in domestic consumer loans, primarily residential mortgage and home equity loans, which is more fully described below. Partially offsetting the increase was a $3.5 billion reduction in domestic commercial and industrial, or “C&I,” loans, which resulted from continued weak credit demand, charge-offs during the period and our efforts to reduce credit exposures in targeted areas. Commercial real estate, or “CRE,” loans and the lease financing portfolio also declined $445 million and $524 million, respectively, from December 31, 2002, reflecting loan runoff and weak credit demand. The $637 million decrease in our international loan portfolio was due primarily to lower loan levels resulting from our risk reduction efforts, charge-offs and customer payments during the period.

          The following tables present domestic and international C&I exposure, loan outstandings and related nonperforming loans, or “NPLs,” at June 30, 2003 and December 31, 2002, to the ten most significant industry sectors based on total consolidated exposure at June 30, 2003. These amounts are composed of domestic C&I and international commercial loans presented in the preceding loans and leases table, excluding $60 million and $64 million of international commercial real estate loans at June 30, 2003 and December 31, 2002, respectively.

Domestic	June 30, 2003			December 31, 2002

	Total			Total
In millions	Exposure(a)	Outstanding	NPLs(b)	Exposure(a)	Outstanding	NPLs(b)

Retailing	$8,628	$2,175	$13	$9,181	$2,115	$13
Energy production and distribution:
Merchant energy	570	361	85	936	683	150
Other energy production and distribution	6,361	1,472	—	6,681	1,804	22
Media:
Cable television	1,973	1,014	—	2,164	1,354	159
Other media	4,453	1,533	39	5,481	2,216	37
Financial services	6,534	981	5	8,126	1,253	12
Insurance	5,804	237	—	6,473	381	—
Technology	4,936	1,373	15	5,536	1,556	75
Healthcare services	4,607	1,847	45	4,713	1,836	16
Business services	4,128	1,820	80	4,711	2,088	134
Transportation and transportation services	3,987	1,496	61	4,172	1,691	100
Banking and finance	3,701	889	18	4,349	1,002	26
Other(c)	47,755	20,694	388	49,421	21,380	565

Total	$103,437	$35,892	$749	$111,944	$39,359	$1,309

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.

(b)	NPLs are included in outstanding amounts.

(c)	Includes exposure to the automotive industry of $1.6 billion ($.5 billion outstanding) and $1.7 billion ($.5 billion outstanding) at June 30, 2003 and December 31, 2002, respectively. Also includes exposure to the telecommunications industry of $1 billion ($.5 billion outstanding) and $1.3 billion ($.7 billion outstanding) at June 30, 2003 and December 31, 2002, respectively.

We utilize credit derivative contracts, specifically credit default swaps, as one tool to manage the credit risk created by our domestic lending and leasing portfolio. At June 30, 2003, the aggregate notional amount of these contracts was approximately $1.3 billion. At December 31, 2002, the aggregate notional amount was $290 million. The related aggregate fair values of these contracts are recorded as trading derivatives in our consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

International	June 30, 2003			December 31, 2002

	Total			Total
In millions	Exposure(a)	Outstanding	NPLs(b)	Exposure(a)	Outstanding	NPLs(b)

Retailing	$454	$297	$21	$550	$305	$22
Energy production and distribution:
Merchant energy	—	—	—	25	11	8
Other energy production and distribution	1,269	1,091	253	1,488	1,215	262
Media:
Cable television	166	163	23	181	176	33
Other media	556	286	65	781	570	96
Financial services	169	129	—	192	123	—
Insurance	8	3	—	63	8	—
Technology	316	185	—	584	357	4
Healthcare services	32	23	1	36	27	1
Business services	385	307	2	519	330	8
Transportation and transportation services	398	254	18	364	187	17
Banking and finance	591	427	212	793	510	179
Other(c)	8,465	7,429	452	8,961	7,624	693

Total	$12,809	$10,594	$1,047	$14,537	$11,443	$1,323

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.

(b)	NPLs are included in outstanding amounts.

(c)	Includes exposure to the automotive industry of $.5 billion ($.5 billion outstanding) and $.6 billion ($.5 billion outstanding) at June 30, 2003 and December 31, 2002, respectively. Also includes exposure to the telecommunications industry of $.8 billion ($.7 billion outstanding) and $1 billion ($.9 billion outstanding) at June 30, 2003 and December 31, 2002, respectively.

Commercial Real Estate Loans

June 30, 2003 domestic CRE loans outstanding, composed of loans secured by real estate, totaled $10.6 billion compared to $11 billion at December 31, 2002. Total exposure (outstandings and unfunded commitments to extend credit, including letters of credit and financial guarantees) was $13.1 billion at June 30, 2003 compared to $13.8 billion at December 31, 2002. Significant property types included in these amounts are presented in the following table:

	June 30, 2003		December 31, 2002

	Total		Total
In millions	Exposure	Outstanding	Exposure	Outstanding

Offices	$2,941	$2,634	$2,959	$2,620
Apartments	2,213	1,788	2,340	1,879
Retail	1,704	1,542	1,890	1,721

Total NPLs related to domestic CRE loans were $70 million and $73 million at June 30, 2003 and December 31, 2002, respectively, with $25 million and $39 million, respectively, related to retail properties.

Consumer Loans

	June 30,	March 31,	Dec. 31,
In millions	2003	2003	2002

Domestic:
Home equity	$26,616	$25,139	$22,840
Residential real estate	16,657	14,941	11,092
Credit card	5,319	5,431	5,894
Consumer margin loans	1,254	1,147	1,166
Student loans	763	987	849
Installment/other	1,112	1,238	1,327

Total domestic loans	51,721	48,883	43,168

International:
Residential real estate	542	533	498
Credit card	175	150	142
Installment/other	377	351	365

Total international loans	1,094	1,034	1,005

Total consumer loans	$52,815	$49,917	$44,173

Compared to December 31, 2002, domestic consumer loans increased $8.6 billion, or 19.8%, to $51.7 billion at June 30, 2003 and increased $2.8 billion, or 5.8%, from March 31, 2003. The $8.6 billion increase in domestic consumer loans from December 31, 2002 was mainly due to higher residential real estate loans (primarily due to purchases of high quality jumbo loans) and strong growth in home equity loans, mainly attributable to high demand due to low interest rates and our renewed focus on cross-selling this product. Partially offsetting these increases was a $575 million decline in credit card receivables primarily due to our emphasis on secured consumer lending, a conscious slow-down in national card solicitations, third party portfolio sales and seasonal paydown activity. The international consumer loan portfolio was relatively flat compared to December 31, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Lease Financing

Domestic lease financing totaled $10.7 billion at June 30, 2003 compared with $11.2 billion at December 31, 2002. This $524 million, or 4.7%, decrease was a result of runoff and weak demand, as well as higher levels of early terminations and portfolio sales due to the lower interest rate environment. The international lease financing portfolio increased 4% to $3.3 billion at June 30, 2003, resulting mainly from new business volume.

          Our consolidated leasing portfolio of $13.9 billion at June 30, 2003 and $14.3 billion at December 31, 2002 primarily included full-payout, direct financing leases to corporate customers. Included in the portfolio were $4 billion of investments in leveraged leases at both June 30, 2003 and December 31, 2002 and operating lease receivables of $1.1 billion and $1.2 billion at June 30, 2003 and December 31, 2002, respectively. In addition, we have exposures in leasing joint ventures, which totaled $249 million and $316 million at June 30, 2003 and December 31, 2002, respectively, which are included in other assets in our consolidated balance sheet. The aggregate leasing portfolio, including exposures in leasing joint ventures, was primarily concentrated in the United States, Europe and Asia.

          The largest components of the aggregate leasing portfolio in terms of exposure to industry sectors were air transportation — $1.4 billion at June 30, 2003 and $1.5 billion at December 31, 2002; railroad — $1.4 billion at both June 30, 2003 and December 31, 2002; energy production and distribution — $1.4 billion at both June 30, 2003 and December 31, 2002; healthcare — $1 billion at June 30, 2003 and $900 million at December 31, 2002; and food and beverage — $800 million at June 30, 2003 and $900 million at December 31, 2002. Of the total air transportation exposure, approximately $.5 billion at both June 30, 2003 and December 31, 2002 had direct credit support primarily in the form of letters of credit, surety bonds, certificates of deposit, marketable investment securities and sovereign guarantees with counterparties of good credit standing.

Nonperforming Assets

	June 30,	March 31,	Dec. 31,
In millions	2003	2003	2002

Domestic:
NPLs:
C&I	$749	$933	$1,309
CRE	70	80	73
Consumer	77	80	72
Lease financing	125	145	123
Securities/OREO/other	30	39	41

Total Domestic	1,051	1,277	1,618

International:
NPLs:
Commercial	$1,047	$1,174	$1,323
CRE	49	55	50
Consumer	72	67	54
Securities/OREO/other	384	400	414

Total International	1,552	1,696	1,841

Total NPAs	$2,603	$2,973	$3,459

Throughout this 10-Q, including the table above, nonperforming assets, or “NPAs,” and related ratios do not include loans greater than 90 days past due and still accruing interest, and assets held for sale or accelerated disposition, or “AHAD,” both of which we discuss later in this section.

          NPAs at June 30, 2003 decreased $856 million, or 25%, compared to December 31, 2002, and $370 million, or 12%, compared to March 31, 2003. The decrease in NPAs for both periods was attributable to decreases in domestic C&I NPAs, as well as a decrease in Argentine NPAs from December 31, 2002 to June 30, 2003. The decline in domestic C&I NPAs was primarily the result of charge-offs, sales of loans and customer payments. The decline in Argentine NPAs was primarily due to charge-offs and customer payments.

          Excluding NPAs related to Argentina ($1.3 billion at June 30, 2003, $1.5 billion at March 31, 2003 and $1.7 billion at December 31, 2002), NPAs decreased $235 million, or 16%, from March 31, 2003 and $502 million, or 28%, compared to December 31, 2002.

          Total NPAs at June 30, 2003, as a percentage of related assets and as a percentage of total assets, were 2.09% and 1.32%, respectively, compared to 2.86% and 1.82%, respectively, at December 31, 2002. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were 1.05% and 1.51% at June 30, 2003 and December 31, 2002, respectively.

Activity in Nonperforming Assets

Six months ended June 30	2003	2002
In millions

Balance at beginning of period	$3,459	$1,849
Additions	1,123	3,530
Reductions:
Payments/interest applied	(703)	(262)
Returned to accrual	(72)	(16)
Charge-offs/writedowns	(853)	(704)
Sales/other	(351)	(299)

Total reductions	(1,979)	(1,281)

Subtotal	2,603	4,098

Assets reclassified as held for sale or accelerated disposition	—	(207)

Balance at end of period	$2,603	$3,891

During the first half of 2003, we placed $1.1 billion of assets on nonaccrual status, compared to $3.5 billion during the first half of 2002. The level of additions during the second quarter of 2003, which totaled $494 million, was the lowest since the third quarter of 2001.

          We have a continuous review process to identify potential problem areas of our lending and leasing portfolio, and will continue to monitor and evaluate potential risks. Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

factors existing at the time. We believe that the level of NPAs peaked in the second quarter of 2002. Looking ahead, we currently expect overall NPAs to continue to decline during the remainder of the year.

          The following table presents the components of loans and leases greater than 90 days past due and still accruing interest:

	June 30,	March 31,	Dec. 31,
In millions	2003	2003	2002

Domestic:
C&I	$29	$24	$35
CRE	1	1	2
Consumer	192	183	191
Lease financing	11	10	24

Total Domestic	233	218	252

International:
Commercial	$5	$3	$4
CRE	—	—	1
Consumer	14	17	25

Total International	19	20	30

Total	$252	$238	$282

At June 30, 2003 and December 31, 2002, we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $21 million and $138 million, respectively, none of which was accruing interest. The decrease from year-end primarily resulted from principal payments by customers and sales of loans. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

Reserve for Credit Losses Activity

Six months ended June 30, 2003
In millions	Domestic	International	Total

Balance at beginning of year	$2,515	$1,349	$3,864
Loans charged off	(880)	(384)	(1,264)
Recoveries of loans charged off	119	31	150

Net charge-offs	(761)	(353)	(1,114)
Provision for credit losses	521	44	565
Other(a)	(126)	9	(117)

Balance at end of period	$2,149	$1,049	$3,198

Six months ended June 30, 2002
In millions	Domestic	International	Total

Balance at beginning of year	$2,455	$1,179	$3,634
Loans charged off	(1,365)	(113)	(1,478)
Recoveries of loans charged off	100	11	111

Net charge-offs	(1,265)	(102)	(1,367)
Provision for credit losses	1,250	408	1,658
Other(b)	19	(77)	(58)

Balance at end of period	$2,459	$1,408	$3,867

(a)	Domestic amount primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices. Accrued interest associated with securitized receivables and accrued but unbilled interest associated with owned receivables is recorded in other assets.

(b)	International amount primarily related to the devaluation of the peso in Argentina.

On a consolidated basis, the reserve for credit losses to period-end loans was 2.58% at June 30, 2003, compared to 3.21% at December 31, 2002 and 3.33% at June 30, 2002. Excluding reserves related to Argentina of $605 million at June 30, 2003, $870 million at December 31, 2002, and $1.2 billion at June 30, 2002, the reserve for credit losses to period-end loans was 2.13%, 2.54%, and 2.40%, respectively. On a consolidated basis, the reserve for credit losses to period-end NPLs was 146% at June 30, 2003, 129% at December 31, 2002 and 113% at June 30, 2002 and net charge-offs as a percentage of average loans were 1.83% and 2.25% for the six months ended June 30, 2003 and June 30, 2002, respectively.

          The reserve at June 30, 2003 allocated to Argentina included an Allocated Transfer Risk Reserve, or “ATRR,” initially required by banking regulators during the second quarter of 2002, of $240 million. The ATRR requirement at December 31, 2002 was $474 million. The decrease in the ATRR requirement from December 31, 2002 was due to loan charge-offs and customer loan payments during the first half of 2003. You can read more detailed information about the ATRR requirement in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K. Reserves allocated to Brazil were $325 million, $350 million and $149 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

          On a consolidated basis, we currently expect that consolidated credit costs (provision for credit losses and other credit-related charges) will be no higher than first half of 2003 levels during the remainder of the year. The overall level of credit costs could continue to benefit from further improvement in the U.S. economy. Additional information about the reserve for credit losses and related provisioning is included in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at June 30, 2003 and December 31, 2002. The total assets for each country include the related cross-border outstandings.

Total Assets	June 30,	December 31,
In billions	2003	2002

Argentina	$3.2	$3.7
Brazil	8.8	9.1
Chile	1.5	1.5
Mexico	1.6	1.3
Other Latin America	1.8	2.0

Total Latin America	$16.9	$17.6

Cross-Border Outstandings(a)	June 30,	December 31,
In billions	2003	2002

Argentina	$1.1	$1.5
Brazil	2.1	2.2
Chile	.6	.7
Mexico	.7	.8
Other Latin America	.5	.8

Total Latin America	$5.0	$6.0

(a)	Amounts are net of cross-border risk mitigation, which is discussed later in this Country Risk section.

The remainder of this section presents updated information about our operations in Argentina and Brazil.

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

          Total cross-border outstandings to Argentina, as defined, amounted to .9% and 1.2% of our consolidated total assets at June 30, 2003 and December 31, 2002, respectively. Total cross-border outstandings to Brazil, as defined, amounted to 3.0% and 3.3% of our consolidated total assets at June 30, 2003 and December 31, 2002, respectively. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at June 30, 2003 and December 31, 2002.

Argentina

Argentine total assets were approximately $3.2 billion and $3.7 billion at June 30, 2003 and December 31, 2002, respectively. These assets, which are subject to country risk as previously described, have the following components:

	June 30,	Dec. 31,
In billions	2003	2002

Loans	$2.0	$2.4
Placements with central bank and other banks	.3	.3
Securities	.4	.4
Fixed assets and other nonearning assets	.5	.6

Total assets	$3.2	$3.7

Local funding from Argentine operations	$1.5	$1.4
Cross-border outstandings before risk mitigation — see separate table	$1.7	$2.3

The table below presents the components of loans.

	June 30,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.3
Corporate:
Multinationals	.2	.2
Argentine corporations	1.1	1.6
Middle market and financial institutions	.2	.1
Sovereign	.2	.2

Total loans	$2.0	$2.4

The decline in Argentine total assets from December 31, 2002 was mainly attributable to loan charge-offs and customer loan payments during the first half of 2003 and the sale of our 20% investment in an Argentine pension company in April 2003.

          NPAs in the Argentine portfolio were $1.3 billion at June 30, 2003 compared to $1.7 billion at December 31, 2002. NPAs at June 30, 2003 included $.4 billion of securities and the remainder were loans. Included in our consolidated reserve for credit losses at June 30, 2003 was $605 million allocated to Argentina, which included an ATRR required by banking regulators of $240 million. These reserves were $870 million and $474 million, respectively, at December 31, 2002. The decline in the ATRR requirement resulted from charge-offs and customer loan payments. Net charge-offs for the first half of 2003 were $274 million.

          At June 30, 2003, we had $278 million on deposit with the Argentine Central Bank to meet statutory reserve requirements related to our Argentine operation’s $1.5 billion of local deposits. We are required by local

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

regulations to place the required reserves with the Central Bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

          Included in Argentine total assets of $3.2 billion at June 30, 2003 and $3.7 billion at December 31, 2002 are cross-border outstandings, as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Argentina.

	June 30,	Dec. 31,
In billions	2003	2002

Argentina:(a)(b)(c)
Trade-related claims	$.4	$.4
Other claims on third parties	.9	1.3
Investment in and funding of local operation(d)	.4	.6

Total cross-border outstandings	$1.7	$2.3

Cross-border risk mitigation:
Insurance contracts	.4	.5
Guarantees, including trade-related of $.03 billion	.2	.3

Total cross-border outstandings, net of cross-border risk mitigation	$1.1	$1.5

(a)	Total cross-border outstandings to Argentina were 0.9% and 1.2% of total consolidated assets at June 30, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Argentina were 3.0%, 2.3% and 94.7% at June 30, 2003 and 2.5%, 7.8% and 89.7% at December 31, 2002, respectively.
(c)	Cross-border commitments for Argentina at June 30, 2003 and December 31, 2002 were $85 million and $84 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.

The decrease in cross-border outstandings from December 31, 2002 was primarily due to loan charge-offs recorded and loan payments received during the first half of 2003.

          The $1.7 billion of cross-border outstandings at June 30, 2003 had $.6 billion of cross-border risk mitigation. You can obtain additional information about Argentina’s cross-border risk mitigation in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K.

          Due to current Argentine economic and political conditions, it is not possible to predict the impact that future developments may have on cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantees if such a situation arises.

          The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	June 30,	Dec. 31,
In billions	2003	2002

Argentina:
Trade-related claims	$.4	$.4
Other claims on third parties	.7	.9
Investment in and funding of local operation	—	.2

Total cross-border outstandings, net of cross-border risk mitigation	$1.1	$1.5

Argentine Mutual Funds

Our Argentine operation managed approximately $152 million of mutual funds at June 30, 2003. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund investments. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed previously in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K and first quarter 2003 10-Q as the corralito-related litigation.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our income statement.

	June 30, 2003		Dec. 31, 2002
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Argentina(a)	$93	$187	$147	$215

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

During the first half of 2003, the Argentine peso strengthened versus the U.S. dollar by approximately 20%, and we recorded approximately $37 million of foreign exchange losses related to our long U.S. dollar currency position. Of these losses, approximately $12 million were recorded during the second quarter of 2003. We maintained a long dollar position based on management’s view of the macro-economic and liquidity conditions prevailing during the first half of the year. The continuing evolution of the Argentine government’s economic measures may impact the nature of our currency position in future periods and its potential impact on income. Since June 30, 2003, the Argentine peso devalued versus the U.S. dollar reflecting concerns over economic growth and discussions related to the government’s debt restructuring plan. We will continue to monitor the impact of the exchange rate on our currency position and Argentine operations.

          In addition to the currency exposure discussed above, our investment in and funding of local operations, which primarily represents peso assets in excess of peso liabilities, creates gains and losses which arise from changes in the local currency exchange rate versus the U.S. dollar. These gains and losses, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax. As of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003, this position was approximately $152 million, which is included in our investment in and funding of local operation presented in the table of cross-border outstandings earlier in this section. As previously mentioned, the peso has strengthened versus the U.S. dollar by approximately 20% from December 31, 2002. Accordingly, after-tax translation gains of $27 million were recorded during the first half of 2003, of which $7 million were recorded during the second quarter of 2003. At June 30, 2003, the cumulative translation impact recorded in other comprehensive income and the impact of foreign exchange forward contracts hedging translation exposure on a portion of the investment in and funding of local operation was a $549 million pre-tax unrealized loss, or $330 million after-tax.

Recent Events

In the prior quarter, we reported that the Argentine Supreme Court ruled in early March 2003 that the pesofication of deposits by the Argentine government in early 2002 was unlawful in a case involving the Province of San Luis and Banco de La Nacion (an instrumentality of the Republic of Argentina). At that time, we noted our belief that the court ruling may be used to serve as a precedent to re-dollarizing all bank deposits, which could impact approximately $450 million of our deposits. However, we also noted that we could not determine the ultimate impact of the ruling because of uncertainties surrounding final resolution of the decision by the involved parties as mandated in the court ruling, an existing government-sponsored voluntary program regarding deposits, and the potential for actions by the newly elected administration with respect to the issues raised in the case.

          There have been no actions taken by the government or the judicial system that would change our assessment that the ruling made in March may be precedent setting, or any indications that it would be set aside. In addition, there have been no discussions regarding a new government program for depositors and the parties in the San Luis case have not arrived at a resolution. As a consequence, the primary recourse remaining for depositors who did not participate in prior government-sponsored programs is to wait for a final re-dollarization ruling or to recover their deposits through judicial deposit claims. Judicial deposit claims have resulted in approximately $233 million of cumulative pre-tax charges through June 30, 2003.

          During the second quarter of 2003, management assessed the potential impact that re-dollarization and/or a continuation of judicial deposit claims could have on our operations, and determined that a charge of $100 million was appropriate at this time. The charge reflected management’s estimate, after considering various possible outcomes and their related consequences on prior government decrees, as well as past Argentine government and judicial actions when executing other programs. There can be no assurance that additional charges will not have to be recorded as events continue to evolve, or that this charge may ultimately prove unnecessary to some extent.

          The previous administration had introduced a bill in the Argentine Congress proposing to compensate banks for losses incurred as a result of the government decrees issued during 2002 related to judicial deposits as well as an asymmetric inflation adjustment. Since that time, the bill has not moved forward and it is not known what, if any, compensation this resolution will provide banks. Our operations have incurred aggregate pre-tax charges of approximately $325 million through June 30, 2003, which included the $233 million of pre-tax charges related to judicial deposit claims previously mentioned and a $92 million reduction in net interest income relating to these proposals.

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

Brazil

We had Brazilian total assets of approximately $8.8 billion and $9.1 billion at June 30, 2003 and December 31, 2002, respectively. These assets, which are subject to country risk as previously described, have the following components:

	June 30,	Dec. 31,
In billions	2003	2002

Loans	$5.3	$5.3
Securities:
Available for sale	.7	.7
Trading	—	.1
Resale agreements	1.5	1.3
Other monetary assets	.6	1.0
Fixed assets and other nonearning assets	.7	.7

Total assets	$8.8	$9.1

Local funding from Brazilian operations	$2.9	$2.8
Cross-border outstandings before risk mitigation — see separate table	$5.9	$6.3

The table below presents the components of loans.

	June 30,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.2
Corporate:
Multinationals	2.3	2.2
Brazilian corporations	2.4	2.7
Middle market and financial institutions	.3	.2

Total loans	$5.3	$5.3

The decline in total assets reflects our continuing intent to reduce risk exposure in Brazil by decreasing lending and treasury activities. The appreciation of the Brazilian real versus the U.S. dollar partially offset the effect of the reduction in lending activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          NPAs in the Brazilian portfolio were $129 million at June 30, 2003 compared to $63 million at December 31, 2002. Net charge-offs for the first six months of 2003 were $48 million compared to $12 million for the same period in 2002. Of the 2003 total, $43 million were recorded in the first quarter. The increase in NPAs and net charge-offs was primarily related to utilities and telecommunications credits. We currently expect Brazilian NPAs to continue to increase during the remainder of the year. Net charge-offs are expected to continue at higher levels than those experienced in recent years and the level for the second half of 2003 could approximate that incurred in the first half of the year. Our consolidated reserve for credit losses at June 30, 2003 included $325 million allocated to Brazil, compared to $350 million at December 31, 2002. We continue to closely monitor the situation in Brazil and will adjust our reserve level in the event that there is a change in our perception of the country’s economic situation or individual borrowers’ credit risk.

          As part of our Brazilian operation’s balance sheet management, we held approximately $2.8 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding balance sheet table) at June 30, 2003, compared to $3 billion at December 31, 2002. Of this total, securities available for sale were composed mainly of Brazilian government bonds, which were $620 million at June 30, 2003 compared to $670 million at December 31, 2002. The decline was due to maturities. Substantially all of the Brazilian government bonds were denominated in local currency and indexed to the U.S. dollar at June 30, 2003 and December 31, 2002. At June 30, 2003, these government securities had an average duration of approximately 1.3 years compared to 1.2 years at December 31, 2002. We also had $1.5 billion of resale agreements, the majority of which were with banks in Brazil, which were collateralized by Brazilian government bonds. Subsequent to June 30, 2003, the majority of these contracts matured and were replaced with resale agreements with the Brazilian Central Bank, which were collateralized by Brazilian government bonds.

          Our Brazilian balance sheet is partially funded by intercompany funding, local liabilities and third party liabilities from outside of Brazil where the provider of funds assumes the transfer risk, which is discussed below.

          Included in Brazilian total assets of $8.8 billion at June 30, 2003 and $9.1 billion at December 31, 2002, respectively, are cross-border outstandings, as follows:

	June 30,	Dec. 31,
In billions	2003	2002

Brazil(a)(b)(c)
Trade-related claims	$2.8	$3.1
Other claims on third parties	1.3	1.5
Investment in and funding of local operation(d)(e)	1.8	1.7

Total cross-border outstandings	$5.9	$6.3

Cross-border risk mitigation:
Insurance contracts	1.0	1.0
Other trade-related transfer risk mitigation	1.3	1.3
Third party funding	.5	.8
Guarantees, including trade-related of $.6 billion	1.0	1.0

Total cross-border outstandings, net of cross-border risk mitigation	$2.1	$2.2

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 3.0% and 3.3% at June 30, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Brazil were 14.1%, 12.8% and 73.1% at June 30, 2003 and 15.8%, 10.4% and 73.8% at December 31, 2002, respectively.
(c)	Cross-border commitments for Brazil at June 30, 2003 and December 31, 2002 were $11 million and $105 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.
(e)	Investment in and funding of local operation excluded trade-related claims of $.6 billion and $.9 billion at June 30, 2003 and December 31, 2002, respectively, which are included in trade-related claims reported separately above.

Total cross-border outstandings decreased from December 31, 2002, mainly due to a reduction in treasury assets and loans.

          The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	June 30,	Dec. 31,
In billions	2003	2002

Brazil:
Short-term trade-related claims	$.6	$.8
Nontrade-related claims	.1	.1
Other	1.4	1.3

Total cross-border outstandings, net of cross-border risk mitigation	$2.1	$2.2

Our Brazilian operation actively uses various products such as insurance contracts, guarantees, third party funding and other trade-related transfer risk mitigation to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $5.9 billion of cross-border outstandings at June 30, 2003 amounted to $3.8 billion. You can obtain additional information about Brazil’s cross-border risk mitigation in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          In light of current Brazilian economic and political conditions, it is not possible to predict the impact that future developments may have on cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantees if such a situation arises.

          In summary, our Brazilian trade-related exposure as of June 30, 2003 and December 31, 2002 was as follows:

	June 30,	Dec. 31,
In billions	2003	2002

Assets with transfer risk mitigation:
Insurance contracts	$.1	—
Other trade-related transfer risk mitigation	1.3	$1.3
Third party funding	.2	.4
Guarantees	.6	.6
Assets with no transfer risk mitigation:
Short-term trade	.6	.8

Total trade-related claims (refer to Brazil cross-border outstandings table)	$2.8	$3.1

Mutual Funds

We acted as manager for approximately $5.8 billion of mutual funds in Brazil at June 30, 2003, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	June 30, 2003		Dec. 31, 2002
	Quarter-	Daily	Quarter-	Daily
In millions	End	Average	End	Average

Brazil(a)(b)	$41	$29	$(8)	$8

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

In the last six months, the Brazilian real has strengthened against the U.S. dollar by approximately 23% from December 31, 2002. The overnight benchmark interest rate decreased by 50 basis points to 26%, and in July 2003 has declined another 150 basis points to 24.5%. Inflation rates have also declined during the second quarter of 2003, while the unemployment rate has risen. While the economic situation in Brazil has considerably improved and the current president continues to receive high approval ratings since he took office, interest rates remain high and the economy remains under some pressure. We will continue to monitor the political situation in Brazil to assess what impact any new Brazilian government measures may have on our operations. As discussed above, we consider country risks when we establish internal risk limits. We continue to closely monitor the situation in Brazil and the potential impact it could have on our Brazilian operations.

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

          At June 30, 2003, our parent company had commercial paper outstanding of $857 million and short-term liquid assets of $3.4 billion, compared to $938 million and $4 billion, respectively, at December 31, 2002. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over at least a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries.

          Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. During the first six months of 2003, we securitized approximately $750 million of credit card receivables and $776 million of home equity loans.

          Currently, our parent company has $1.3 billion available, under an effective shelf registration, for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities. During the second quarter of 2003, no securities were issued and $354 million of trust preferred securities were redeemed, representing all outstanding securities of Fleet Capital Trust I, Fleet Capital Trust III and Fleet Capital Trust IV. In July 2003, Fleet Capital Trust IX issued $175 million of 6.00% trust preferred securities.

          Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at June 30, 2003 more than sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          Under this methodology, aggregate VAR averaged $32 million daily for the six months ended June 30, 2003, a decrease from the daily average of $72 million for all of 2002. During the first half of 2003, daily VAR ranged from a high of $60 million to a low of $19 million, compared to a high of $135 million and a low of $28 million for all of 2002. At June 30, 2003, total VAR usage measured $24 million.

          For the six months ended June 30, 2003, most of the price risk in our trading activities arose from foreign exchange trading activities, which decreased from 2002 to an average of $17 million, or 53% of aggregate average VAR. The majority of foreign exchange risk relates to our Argentine currency position, which reflects prevailing economic conditions and government measures implemented during the year. Additional information concerning this currency position is included in the Country Risk section of this discussion and analysis.

          Risk from interest rate activities, which includes directional and spread components, for the six months ended June 30, 2003 decreased from 2002 to an average of $10 million, or 31% of aggregate average VAR. Interest rate risk arises primarily from trading activity in various domestic fixed-income markets and some international markets.

          The contribution to VAR from equity trading activities for the first six months of 2003 remained steady compared to 2002 at an average of $5 million, or 16% of aggregate average VAR, primarily generated at our NYSE specialist firm.

          Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first six months of 2003 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

          For the six months ended June 30, 2003, daily trading-related revenues, which include certain components of capital markets-related revenue (trading profits and commissions, foreign exchange and market-making revenue), as well as net interest income from these trading positions, ranged from a loss of $.3 million to a profit of $7.6 million. For the 2002 period, those revenues ranged from a loss of $24.6 million to a profit of $20.7 million.

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

          As of June 30, 2003, the pricing of forward markets implied that the Federal Reserve Board would maintain a stable monetary policy for approximately one year, then would begin to tighten monetary policy in mid-2004.

          The following table reflects the estimated exposure of net interest income for the next 12 months, calculated as of the period-ends presented, due to an immediate 200 basis point shift in the forecasted interest rates. Estimated incremental exposures, discussed below, relate to variances in the future path of interest rates from the market-implied base case existing at the end of the period noted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

		Estimated Exposure to
Rate Change		Net Interest Income
(Basis Points)		(In millions)

	June 30,	March 31,	Dec. 31,
	2003	2003	2002

+200	$395	$(96)	$(113)
-200	(436)	(127)	(107)

          The notable increase in exposure of our net interest income as of June 30, 2003, as presented above, to a sudden and severe decline in interest rates was caused by our repositioning of the balance sheet to be decidedly asset-sensitive. It is important to note that, given the current low level of interest rates, the -200 basis points scenario implies a federal funds target interest rate at 0%.

          Increased asset-sensitivity as of June 30, 2003 was due to transactions executed late in the quarter which were specifically intended to position the balance sheet to benefit from any future rise in interest rates. These transactions included terminations of receive-fixed interest rate swaps, sales of securities and hedges of securities in anticipation of future sales. Given this asset-sensitivity, net interest income would benefit from a rise in interest rates.

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

          The following table reflects estimated EVE exposures, calculated as of the period-ends presented, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years. March and June 2003 amounts reflect a change in measurement methodology implemented during the first quarter of 2003 to incorporate a concept of target duration of equity, which more accurately reflects the relative interest rate exposure arising from our banking and investment activities, and to measure exposures on an after-tax basis. Prior period amounts have been restated to reflect this new methodology. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.

	Estimated Exposure to
Rate Change	Economic Value
(Basis Points)	(In millions)

	June 30,	March 31,	Dec. 31,
	2003	2003	2002

+200	$536	$(40)	$466
+100	547	169	469
-100	(1,142)	(704)	(764)
-200	(2,272)	(1,848)	(1,840)

It is estimated that as of June 30, 2003, EVE would benefit modestly from a rise in interest rates. On the other hand, estimated EVE exposure to a sharp decline in interest rates is somewhat greater than in prior periods. The change from the prior quarter-end is primarily due to the transactions discussed above. The pattern of nonlinear and asymmetrical exposure is due primarily to the projected adverse impact of mortgage prepayments and core deposit pricing under declining interest rates. Increases in the level of mortgage assets have increased this asymmetry compared to year-end 2002.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil. Historically, our exposure to non-trading interest rate risk in our Latin American operations has not been significant, and at June 30, 2003, this risk continued to be insignificant outside Argentina. Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about the interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of both this discussion and analysis and our 2002 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Management Instruments

			Weighted
			Average		Weighted Average
June 30, 2003	Notional		Maturity	Fair	Rate
Dollars in millions	Value		(Years)	Value	Receive		Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans	$4,250
fixed-rate deposits	40
long-term debt	979

	5,269		3.2	$193	4.87%		1.20%

Pay fixed/ receive variable hedging:
short-term fixed-rate deposits	3,473
variable long-term debt	2,860

	6,333		4.4	(394)	1.78	%(a)	5.18	%(a)

Options hedging:
fixed-rate deposits	40
long-term debt	534

	574	(b)	27.8	(97)	—		—

Forward contracts	219		—	(1)	—		—
Futures	23,550	(c)	1.5	—	—		—

Total domestic interest rate risk management instruments	$35,945		2.7	$(299)	3.18%		3.37%

International interest rate risk management instruments
Interest rate futures hedging foreign currency denominated variable-rate repurchase agreements and fixed-rate deposits	89		1.5	—	—		—

Total hedges of net interest income	$36,034		2.6	$(299)	3.18%		3.37%

Domestic credit risk management instruments
Credit derivatives hedging loans	24		1.1	—	—		—

International credit risk management instruments
Credit derivatives hedging variable-rate and fixed-rate loans	587		1.7	(4)	—		—

Total hedges of credit risk	$611		1.7	$(4)	—		—

Foreign exchange risk management instruments
Swaps hedging:
foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate loans	$252		1.2	$(4)	—		—
foreign currency denominated long-term debt	64		5.0	(9)	—		—
Options hedging foreign currency denominated long-term debt	24		5.0	—	—		—
Forward and spot contracts hedging:
foreign currency denominated debt securities, fixed-rate deposits and net investment in foreign operations	1,103		.7	—	—		—
foreign currency denominated loans	172		—	(4)	—		—
Futures hedging foreign currency denominated variable-rate repurchase and resale agreements and forecasted purchase of resale agreements	1,877		1.4	—	—		—

Total hedges of foreign exchange	$3,492		1.2	$(17)	—		—

Total risk management instruments	$40,137		2.5	$(320)	3.18%		3.37%

(a)	Calculation excludes $5.7 billion of notional value related to forward starting pay fixed/receive variable interest rate swaps.
(b)	Represents options embedded in callable swaps associated with a portion of the $979 million notional value of receive fixed/pay variable swaps hedging long-term debt and the $40 million notional value of receive fixed/pay variable swaps hedging fixed-rate deposits.
(c)	Represents 23,550 90-day Euro futures contracts, each with a notional value of $1 million.

Capital Management

Capital Ratios(a)

	June 30,	Dec. 31,	June 30,
	2003	2002	2002

Risk-adjusted assets (in millions)	$182,213	$182,533	$184,115
Tier 1 risk-based capital (4% minimum)	8.35%	8.24%	8.15%
Total risk-based capital (8% minimum)	11.60	11.72	11.82
Leverage (3% minimum)	7.96	8.27	8.11
Common equity to assets	8.71	8.70	8.66
Total equity to assets	8.85	8.84	8.80
Tangible common equity to tangible total assets	6.54	6.40	6.37
Tangible common equity to tangible managed assets	6.06	5.89	5.90
Tangible total equity to tangible total assets	6.68	6.54	6.51

(a)  All ratios include discontinued operations.

At June 30, 2003, we exceeded all regulatory required minimum capital ratios, as our tier 1 and total risk-based capital ratios were 8.35% and 11.60%, respectively, compared with 8.24% and 11.72%, respectively, at December 31, 2002. The leverage ratio, a measure of tier 1 capital to quarterly average assets, was 7.96% at June 30, 2003 compared with 8.27% at December 31, 2002. The decrease in the leverage ratio was due to a higher level of average assets, particularly investment securities, home equity loans and residential mortgages.

          We redeemed all of the outstanding trust preferred securities of Fleet Capital Trust I, Fleet Capital Trust III and Fleet Capital Trust IV, having an aggregate carrying value of approximately $354 million, in May 2003. In July 2003, Fleet Capital Trust IX issued $175 million of 6.00% trust preferred securities. These trust preferred securities currently qualify as tier 1 capital.

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

          At June 30, 2003, the parent company had $3.4 billion of short-term liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is included in Note 12 to the Consolidated Financial Statements in our 2002 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” More information about this Interpretation is included in Note 1 to the Consolidated Financial Statements in our 2002 10-K.

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

          We have evaluated the significant SPEs with which we do business and have determined that the commercial paper conduits and asset management vehicles described in Note 8 to the Consolidated Financial Statements in this 10-Q meet the definition of a VIE. We believe that we will be required to consolidate one of these conduits during the third quarter of 2003, which had aggregate assets of approximately $2.6 billion at June 30, 2003. Consolidation of this conduit would not have a significant impact on our financial condition or results of operations. We believe that the remaining conduits and the asset management vehicles will not require consolidation based on current insights regarding the Interpretation. However, interpretive guidance is continuing to evolve and we will continue to assess various aspects of VIE accounting.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard establishes requirements for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard is effective for all financial instruments that are entered into or modified after May 31, 2003 and is effective for all existing contracts on July 1, 2003. We do not expect this standard to have a significant impact on our results of operations or financial condition.

CONTROLS AND PROCEDURES

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls over financial reporting that could significantly affect those controls since the date of the evaluation.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30		Six months ended June 30
Dollars in millions, except per share amounts	2003	2002	2003	2002

Interest income:
Interest and fees on loans and leases	$1,864	$2,150	$3,720	$4,318
Interest on securities and trading assets	343	412	704	802
Other	115	111	241	239

Total interest income	2,322	2,673	4,665	5,359

Interest expense:
Deposits of domestic offices	266	369	544	761
Deposits of international offices	98	257	190	388
Short-term borrowings	103	100	189	244
Long-term debt	253	293	520	590
Other	17	12	26	24

Total interest expense	737	1,031	1,469	2,007

Net interest income	1,585	1,642	3,196	3,352

Provision for credit losses	285	1,250	565	1,658

Net interest income after provision for credit losses	1,300	392	2,631	1,694

Noninterest income:
Banking fees and commissions	391	383	768	766
Investment services revenue	379	404	733	809
Credit card revenue	155	155	311	327
Capital markets-related revenue	18	(134)	129	132
Other	236	188	376	365

Total noninterest income	1,179	996	2,317	2,399

Noninterest expense:
Employee compensation and benefits	822	833	1,647	1,639
Occupancy and equipment	242	247	490	500
Marketing and public relations	68	52	112	102
Legal and other professional	39	39	71	73
Intangible asset amortization	19	22	39	44
Other	404	395	809	787

Total noninterest expense	1,594	1,588	3,168	3,145

Income/(loss) from continuing operations before income taxes	885	(200)	1,780	948
Applicable income tax expense/(benefit)	314	(94)	632	318

Income/(loss) from continuing operations	571	(106)	1,148	630

Discontinued operations:
Income/(loss) from discontinued operations	112	(390)	96	(390)
Applicable income tax expense/(benefit)	59	(110)	53	(109)

Net income/(loss)	$624	$(386)	$1,191	$349

Basic weighted average common shares outstanding (in millions)	1,047.5	1,045.5	1,047.1	1,044.7
Diluted weighted average common shares outstanding (in millions)	1,050.8	1,045.5	1,049.6	1,050.3
Income/(loss) from continuing operations applicable to common shares	$566	$(111)	$1,139	$621
Basic earnings/(loss) per share — continuing operations	.54	(.11)	1.09	.59
Diluted earnings/(loss) per share — continuing operations	.54	(.11)	1.09	.59
Net income/(loss) applicable to common shares	$619	$(391)	$1,182	$340
Basic earnings/(loss) per share — net income/(loss)	.59	(.37)	1.13	.32
Diluted earnings/(loss) per share — net income/(loss)	.59	(.37)	1.13	.32
Dividends declared	.35	.35	.70	.70

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
Dollars in millions, except per share amounts	2003	2002

Assets
Cash and cash equivalents	$10,414	$11,574
Federal funds sold and securities purchased under agreements to resell	2,669	2,418
Trading assets	4,607	4,486
Securities (including pledges of $16,158 in 2003 and $13,834 in 2002)	34,914	30,425
Loans and leases	123,860	120,380
Reserve for credit losses	(3,198)	(3,864)

Net loans and leases	120,662	116,516

Due from brokers/dealers	4,661	4,331
Premises and equipment	2,454	2,562
Goodwill	4,274	4,328
Intangible assets	306	350
Assets of discontinued operations	201	654
Other assets	11,966	12,809

Total assets	$197,128	$190,453

Liabilities
Deposits:
Domestic:
Noninterest bearing	$31,991	$32,412
Interest bearing	86,741	82,281
International:
Noninterest bearing	2,024	1,658
Interest bearing	9,485	9,463

Total deposits	130,241	125,814

Federal funds purchased and securities sold under agreements to repurchase	9,924	7,360
Other short-term borrowings	6,185	3,950
Trading liabilities	2,956	3,224
Due to brokers/dealers	4,576	4,297
Long-term debt	17,815	20,581
Liabilities of discontinued operations	188	548
Accrued expenses and other liabilities	7,805	7,846

Total liabilities	179,690	173,620

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $1.00	271	271
Common stock, par value $.01 (1,086.6 million shares issued in 2003 and 1,086.7 million shares issued in 2002)	11	11
Common surplus	4,014	4,011
Retained earnings	14,191	13,748
Accumulated other comprehensive income	281	175
Treasury stock, at cost (34.5 million shares in 2003 and 36.9 million shares in 2002)	(1,330)	(1,383)

Total stockholders’ equity	17,438	16,833

Total liabilities and stockholders’ equity	$197,128	$190,453

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

					Accumulated
					Other
Six months ended June 30	Preferred	Common	Common	Retained	Comprehensive	Treasury
Dollars in millions, except per share amounts	Stock	Stock	Surplus	Earnings	Income	Stock	Total

2002
Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608
Net income				349			349
Other comprehensive loss, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					34
Change in translation adjustment, net of taxes					(333)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					(66)
Net gains reclassified to statement of income					(112)

Other comprehensive loss					(477)		(477)

Total comprehensive loss							(128)
Cash dividends declared on common stock ($.70 per share)				(732)			(732)
Cash dividends declared on preferred stock				(9)			(9)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(16)	(29)		122	77
Other, net			(33)			33	—

Balance at June 30, 2002	$271	$11	$4,006	$13,657	$297	$(1,426)	$16,816

2003
Balance at December 31, 2002	$271	$11	$4,011	$13,748	$175	$(1,383)	$16,833
Net income				1,191			1,191
Other comprehensive income, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					85
Change in translation adjustment, net of taxes					(8)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					90
Net gains reclassified to statement of income					(61)

Other comprehensive income					106		106

Total comprehensive income							1,297
Cash dividends declared on common stock ($.70 per share)				(737)			(737)
Cash dividends declared on preferred stock				(9)			(9)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(4)	(2)		53	47
Stock option expense			7				7

Balance at June 30, 2003	$271	$11	$4,014	$14,191	$281	$(1,330)	$17,438

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Six months ended June 30	2003	2002
In millions

Cash Flows from Operating Activities
Net income	$1,191	$349
Income/(loss) from discontinued operations	43	(281)

Net income from continuing operations	1,148	630
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	236	226
Stock-based compensation expense	35	24
Intangible asset amortization	39	44
Provision for credit losses	565	1,658
Charges related to leasing joint ventures	60	—
Deferred income tax expense	203	(207)
Securities (gains)/losses	(70)	193
Net writedowns of principal investing investments	162	57
Charge related to estimated Argentine deposit reimbursement	100	—
Gain from sale of equity investment	(64)	—
Net decrease in mortgages held for sale	56	85
Net (increase)/decrease in trading assets	(121)	771
Net (decrease)/increase in trading liabilities	(268)	200
Net (increase)/decrease in due from brokers/dealers	(330)	790
Decrease in accrued receivables, net	77	124
Net increase/(decrease) in due to brokers/dealers	279	(705)
Net decrease in accrued liabilities	(484)	(323)
Other, net	764	(1,354)

Net cash flow provided by operating activities	2,387	2,213

Cash Flows from Investing Activities
Net (increase)/decrease in federal funds sold and securities purchased under agreements to resell	(251)	2,919
Purchases of securities available for sale	(16,815)	(13,184)
Proceeds from sales of securities available for sale	4,881	6,834
Proceeds from maturities of securities available for sale	7,503	2,928
Purchases of securities held to maturity	(414)	(336)
Proceeds from maturities of securities held to maturity	329	418
Proceeds from securitizations and sales of loan portfolios by banking subsidiary	2,559	1,303
Purchases of residential mortgage loans	(9,038)	(619)
Net decrease in loans and leases	1,756	5,571
Proceeds from sales of businesses	334	—
Purchases of premises and equipment	(135)	(216)

Net cash flow (used in)/provided by investing activities	(9,291)	5,618

Cash Flows from Financing Activities
Net increase/(decrease) in deposits	4,427	(3,468)
Net increase/(decrease) in short-term borrowings	4,799	(2,341)
Proceeds from issuance of long-term debt	606	1,229
Repayments and maturities of long-term debt	(3,493)	(4,551)
Proceeds from issuance of common stock	27	67
Cash dividends paid	(745)	(724)

Net cash flow provided by/(used in) financing activities	5,621	(9,788)

Change in net assets of discontinued operations	93	635

Effect of foreign currency translation on cash	30	(191)

Net decrease in cash and cash equivalents	(1,160)	(1,513)

Cash and cash equivalents at beginning of period	11,574	12,162

Cash and cash equivalents at end of period	$10,414	$10,649

Supplemental Disclosures — continuing operations
Interest paid	$1,494	$2,032
Income taxes paid	508	449

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $197 billion in assets as of June 30, 2003, organized along five lines of business: Personal Financial Services; Regional Commercial Financial Services and Investment Management; National Commercial Financial Services; International Banking and Capital Markets.

     Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenues and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. You should read these consolidated financial statements and related notes together with the financial information in our 2002 10-K and first quarter 2003 10-Q, both of which we previously filed with the SEC.

     We have reclassified certain amounts reported in prior periods to conform to current period classifications. In addition, all notes reflect continuing operations, unless otherwise stated. More information with respect to discontinued operations is included in Note 2.

Stock-Based Compensation. During 2002, effective for stock options granted subsequent to January 1, 2002, we adopted the fair value accounting provisions of Statement of Financial Accounting Standards, or “SFAS,” No. 123, “Accounting for Stock-Based Compensation,” and elected to account for this adoption prospectively. We will continue to account for stock options granted prior to January 1, 2002 using the intrinsic value method under previously issued accounting standards, under which no compensation expense is recorded. More information about our adoption of the fair value accounting provisions of SFAS No. 123 and related accounting policies is included in Notes 1 and 14 to the Consolidated Financial Statements in our 2002 10-K.

     The following tables present net income and earnings per share, as reported, and on a pro forma basis as if the fair value accounting provisions of SFAS No. 123 had been applied to all stock-based compensation granted since the standard’s effective date.

Three months ended June 30	2003	2002
In millions

Net income/(loss), as reported	$624	$(386)
Add: stock-based compensation expense included in reported net income, net of taxes	11	8
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	25	32

Pro forma net income/(loss)	$610	$(410)

Earnings/(loss) per share:
Basic-as reported	$.59	$(.37)
Basic-pro forma	.58	(.40)
Diluted-as reported	$.59	$(.37)
Diluted-pro forma	.58	(.40)

Six months ended June 30	2003	2002
In millions

Net income, as reported	$1,191	$349
Add: stock-based compensation expense included in reported net income, net of taxes	22	14
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	51	62

Pro forma net income	$1,162	$301

Earnings per share:
Basic-as reported	$1.13	$.32
Basic-pro forma	1.10	.27
Diluted-as reported	$1.13	$.32
Diluted-pro forma	1.10	.27

Recent Accounting Developments. In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” More information about this Interpretation is included in Note 1 to the Consolidated Financial Statements in our 2002 10-K.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

     We have evaluated the significant SPEs with which we do business and have determined that the commercial paper conduits and asset management vehicles described in Note 8 meet the definition of a VIE. We believe that we will be required to consolidate one of these conduits during the third quarter of 2003, which had aggregate assets of approximately $2.6 billion at June 30, 2003. Consolidation of this conduit would not have a significant impact on our results of operations or financial condition. We believe that the remaining conduits and the asset management vehicles will not require consolidation based on current insights regarding the Interpretation. However, interpretive guidance is continuing to evolve and we will continue to assess various aspects of VIE accounting.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This standard establishes requirements for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard is effective for all financial instruments that are entered into or modified after May 31, 2003 and is effective for all existing contracts on July 1, 2003. We do not expect this standard to have a significant impact on our results of operations or financial condition.

NOTE 2. DISCONTINUED OPERATIONS AND OTHER DIVESTITURES

Discontinued Operations

In April 2003, we completed our sale of Interpay, Inc., or “Interpay,” our payroll and human resource services business. In connection with the sale, a gain of $117 million ($57 million after-tax) was recognized. In 2002, we announced our decision to discontinue Robertson Stephens, AFSA Data Corporation, or “AFSA,” our fixed income business in Asia, or “Asia,” and Fleet Trading. The three and six months ended June 30, 2002 results included an after-tax gain of $173 million from the sale of AFSA and aggregate after-tax losses related to Robertson Stephens and Asia of $451 million. Financial information related to discontinued businesses is presented separately in our income statement as discontinued operations, and the remaining assets and liabilities of those businesses held for sale are carried in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less costs to dispose, including related exit costs.

     The following table presents condensed, combined results of operations for Robertson Stephens, Asia, Fleet Trading and AFSA, the latter included in the 2002 results only. Also included in the three and six months ended June 30, 2003 is the above-mentioned gain from the sale of Interpay.

	Three months		Six months
	ended June 30		ended June 30
In millions	2003	2002	2003	2002

Interest income	$1	$20	$7	$50
Interest expense	—	5	2	15

Net interest income	1	15	5	35

Provision for credit losses	—	11	—	13
Noninterest income	119	455	117	637
Noninterest expense	8	849	26	1,049

Income/(loss) before income taxes	112	(390)	96	(390)

Income tax expense/(benefit)	59	(110)	53	(109)

Net income/(loss)	$53	$(280)	$43	$(281)

The following table presents the condensed, combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens and Asia at June 30, 2003 and December 31, 2002 and Fleet Trading at December 31, 2002. These aggregate assets and liabilities are included in our consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

	June 30,	December 31,
In millions	2003	2002

Cash and cash equivalents	$15	$109
Trading assets	15	29
Net loans	23	215
Other assets(a)	148	301

Total assets	$201	$654

Deposits	—	$150
Other liabilities(b)	$188	398

Total liabilities	$188	$548

(a)	Includes securities, premises and equipment and other assets.
(b)	Includes trading liabilities and accrued expenses and other liabilities.

Divestitures

In April 2003, we sold our 20% investment in an Argentine pension company and recognized a pre-tax gain of approximately $64 million ($41 million after-tax).

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 3. SECURITIES

The following table presents securities available for sale and held to maturity:

	June 30, 2003		December 31, 2002
	Amortized	Market	Amortized	Market
In millions	Cost	Value	Cost	Value

Securities available for sale:
U.S. Treasury and government agencies	$1,859	$1,881	$2,017	$2,032
Mortgage-backed securities	25,755	26,230	21,295	21,742
Foreign debt securities	1,065	1,074	1,171	1,085
Other debt securities	2,528	2,536	2,431	2,446

Total debt securities	31,207	31,721	26,914	27,305

Marketable equity securities	325	353	411	425
Other equity securities	1,880	1,880	1,815	1,815

Total securities available for sale	33,412	33,954	29,140	29,545

Total securities held to maturity	960	965	880	885

Total securities	$34,372	$34,919	$30,020	$30,430

NOTE 4. LOANS AND LEASES

The following table presents details of loan and lease financing balances:

	June 30,	December 31,
In millions	2003	2002

Domestic:
Commercial and industrial	$35,892	$39,359
Commercial real estate	10,556	11,001
Home equity	26,616	22,840
Residential real estate	16,657	11,092
Credit card	5,319	5,894
Other consumer	3,129	3,342
Lease financing	10,675	11,199

Total domestic loans and leases, net of unearned income	108,844	104,727

International:
Commercial	10,654	11,507
Consumer	1,094	1,005
Lease financing	3,268	3,141

International loans and leases, net of unearned income	15,016	15,653

Total loans and leases, net of unearned income(a)	$123,860	$120,380

(a)	Net of unearned income of $3.6 billion and $3.7 billion at June 30, 2003 and December 31, 2002, respectively.

Consolidated lease financing balances included aggregate investments in leveraged leases of $4 billion at both June 30, 2003 and December 31, 2002 and aggregate operating leases to corporate customers of $1.1 billion and $1.2 billion at June 30, 2003 and December 31, 2002, respectively.

     At June 30, 2003 and December 31, 2002, nonperforming assets, or “NPAs,” totaled $2.6 billion and $3.5 billion, respectively, including $2.2 billion of nonperforming loans, or “NPLs,” and $414 million of other NPAs at June 30, 2003, compared with $3 billion of NPLs and $455 million of other NPAs at December 31, 2002. Total NPAs at June 30, 2003 and December 31, 2002, respectively, included $1.3 billion and $1.7 billion related to Argentina.

     NPAs included impaired loans of $1.9 billion and $2.7 billion at June 30, 2003 and December 31, 2002, respectively. The following table presents information related to impaired loans, which we have defined as all commercial and commercial real estate loans on nonaccrual status and troubled debt restructurings.

	June 30,	Dec. 31,
In millions	2003	2002

Impaired loans with a reserve	$1,005	$1,884
Impaired loans without a reserve	890	768

Total impaired loans	$1,895	$2,652

Reserve for impaired loans(a)	$258	$913

Quarterly average balance of impaired loans	$2,071	$2,769

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

At June 30, 2003 and December 31, 2002, we had assets held for sale or accelerated disposition, or “AHAD,” with a net carrying value of $21 million and $138 million, respectively, none of which were accruing interest. Transfers to AHAD are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. AHAD is included in other assets in our consolidated balance sheet.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

NOTE 5. RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows:

Six months ended June 30
In millions	2003	2002

Balance at beginning of year	$3,864	$3,634
Gross charge-offs:
Domestic:
Commercial and industrial	568	1,104
Commercial real estate	16	2
Residential real estate	1	1
Credit card	161	139
Other consumer	45	65
Lease financing	89	54
International	384	113

Total gross charge-offs	1,264	1,478

Recoveries:
Domestic:
Commercial and industrial	81	56
Commercial real estate	1	1
Residential real estate	1	1
Credit card	12	10
Other consumer	15	20
Lease financing	9	12
International	31	11

Total recoveries	150	111

Net charge-offs	1,114	1,367
Provision for credit losses	565	1,658
Other(a)	(117)	(58)

Balance at end of period(b)	$3,198	$3,867

(a)	Amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices. Accrued interest associated with securitized receivables and accrued but unbilled interest associated with owned receivables is recorded in other assets. Amount for 2002 primarily related to the devaluation of the Argentine peso.

(b)	Amounts included $119 million and $166 million, respectively, related to unfunded commitments to extend credit and other off-balance sheet financial instruments, including $60 million and $43 million at June 30, 2003 and 2002, respectively, related to financial standby letters of credit.

The reserve for credit losses as of June 30, 2003, December 31, 2002 and June 30, 2002 amounted to $605 million, $870 million and $1,156 million, respectively, specifically allocated to Argentina, including an allocated transfer risk reserve, or “ATRR,” required by banking regulators of $240 million at June 30, 2003. Reserves allocated to Brazil were $325 million at June 30, 2003, $350 million at December 31, 2002 and $149 million at June 30, 2002.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $4.3 billion at June 30, 2003 and December 31, 2002. No goodwill was acquired, and no impairment losses were recognized, during the second quarters of 2003 and 2002, exclusive of the 2002 write-off of goodwill related to the disposal of Robertson Stephens, which is discussed in Note 2 to the Consolidated Financial Statements in our 2002 10-K.

          At June 30, 2003, the carrying value of goodwill by major line of business, which reflected the May 2003 organizational realignment, was $1.8 billion for Personal Financial Services, $1.5 billion for Regional Commercial Financial Services and Investment Management, $.6 billion for National Commercial Financial Services, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were relatively unchanged from December 31, 2002.

          The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
In millions	Value	Amortization	Value	Amortization

Intangible assets subject to amortization:
Purchased credit card	$393	$332	$398	$302
Customer relationship	195	27	195	19

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at June 30, 2003 and December 31, 2002 was $239 million and $284 million, respectively. Related amortization expense for the six months ended June 30, 2003 and 2002 was $39 million and $44 million, respectively. Estimated amortization for 2003 and 2004 is $78 million and $51 million, respectively, $18 million for both 2005 and 2006, and $17 million for both 2007 and 2008.

          The carrying value of indefinite-lived intangible assets was $67 million and $66 million at June 30, 2003 and December 31, 2002, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we enter into numerous agreements that contain features which meet the definition of a guarantee under current accounting standards. A guarantee is defined as a contract that contingently requires us to make payments (either in cash, financial

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

          At June 30, 2003, financial standby and performance letters of credit and financial guarantees, net of participations, amounted to $13.1 billion, compared to $12 billion at December 31, 2002. Of the $13.1 billion at June 30, 2003, $4.9 billion expires in 2003, $6.5 billion in 2004 through 2006 and $1.7 billion in 2007 and after. The aggregate carrying amount of the liability related to these contracts was approximately $108 million at June 30, 2003 compared to $59 million at December 31, 2002.

          Credit derivatives and market value guarantees, collectively derivative contracts, are entered into in the normal course of business to satisfy the investment and risk management needs of our customers. These derivative contracts, which contingently require us to pay amounts based upon changes in market prices and interest rates and the occurrence of specified credit events, include credit derivatives for the sale of credit protection and written options, such as interest rate options, foreign exchange rate options, precious metal options and equity security options. With respect to credit derivatives, the maximum potential amount that we could be required to pay equals the aggregate notional value of the contracts, which totaled $3.8 billion and $3.6 billion at June 30, 2003 and December 31, 2002, respectively, including $1.6 billion and $2.2 billion, respectively, related to commercial paper conduits. With respect to written options, the maximum potential amount that we could be required to pay is not quantifiable because of the nature of certain of these contracts.

          At June 30, 2003 and December 31, 2002, the aggregate fair value of the above-described derivative contracts of $1.6 billion was included in trading liabilities in the consolidated balance sheet, and the remaining maturity of these contracts ranged from less than one month to fifteen years.

          To minimize the customer-driven risk exposures resulting from derivative contracts, we enter into offsetting derivative positions. Offsetting derivative positions are included in trading assets in the consolidated balance sheet, and are carried at fair value.

          In connection with a business combination, we may agree to pay consideration contingent upon specified events in the future, under an “earn-out agreement.” At June 30, 2003 and December 31, 2002, we were contingently liable to pay approximately $109 million and $270 million, respectively, under such agreements, and had a recorded liability in our consolidated balance sheet of approximately $69 million and $75 million at June 30, 2003 and December 31, 2002, respectively. The measurement period for these earn-out agreements expires within three years.

          We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries to date, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to our financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to our results of operations for any particular quarterly period, depending on the size of the loss or liability relative to our earnings for that quarterly period. In addition, there has been recent publicity concerning cash balance pension plans at other companies and related court decisions. As disclosed in Note 14 to the Consolidated Financial Statements in our 2002 10-K, we have defined benefit pension plans covering substantially all domestic employees, one of which has a cash balance formula. Cash balance formulas have been the subject of publicity concerning court decisions affecting other companies. At this point we are unable to assess whether the publicized matters would have any impact on our plan.

          In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding amounts of tax due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The Internal Revenue Service, or “IRS,” is conducting an examination of our federal income tax returns for the years ended December 31, 1998, 1999, and 2000. The IRS has completed their examination of our federal income tax returns for the years ended December 31, 1995, 1996, and 1997, and has issued Notices of Proposed Adjustment with respect to our tax treatment of certain leveraged lease investments that were entered into during the examination years. Management believes that the proposed IRS adjustments are inconsistent with existing law and intends to vigorously defend our position. Resolution of these issues is not expected to have a significant impact on our financial position or results of operations.

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

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

our own assets to these conduits, and the assets and obligations of the conduits are not included in our consolidated balance sheet. We receive fees for structuring financial transactions for our customers, and for the provision of administrative services, backup liquidity lines and direct credit support to the conduits.

          At June 30, 2003 and December 31, 2002, these conduits had aggregate assets of approximately $4.8 billion and $6.2 billion, respectively, consisting primarily of loans and debt securities, and aggregate liabilities outstanding, primarily commercial paper, of $4.8 billion and $6.2 billion, respectively. Based on commitments of the conduits to their customers at June 30, 2003, the conduits could be required to provide additional funding totaling $1.6 billion, compared to $2.1 billion at December 31, 2002.

          The commercial paper outstandings and commitments of the conduits to provide additional funding are supported by backup liquidity lines of credit provided by FleetBoston and third parties. We have provided backup liquidity lines totaling $2.5 billion at June 30, 2003 and $3.7 billion at December 31, 2002. No amounts were outstanding under these liquidity lines at either period-end.

          We also provide direct credit support to the conduits in the form of credit derivative contracts, which had a notional amount of $1.6 billion and $2.2 billion at June 30, 2003 and December 31, 2002, respectively, or financial standby letters of credit, which totaled approximately $203 million and $281 million at June 30, 2003 and December 31, 2002, respectively. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held collateral totaling $463 million at June 30, 2003, compared to $734 million at December 31, 2002.

          We also provide asset management and related services to other special purpose vehicles unrelated to the conduits utilized by the commercial paper programs. These vehicles invest in financial assets such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.6 billion and $3.4 billion at June 30, 2003 and December 31, 2002, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At June 30, 2003 and December 31, 2002, FleetBoston held equity investments in these vehicles of approximately $16 million and $18 million, respectively. FleetBoston provides backup liquidity lines, which totaled $87 million and $95 million at June 30, 2003 and December 31, 2002, respectively, to two of these vehicles. No amounts were outstanding under these liquidity lines at either period-end. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet.

          We have evaluated each of our special purpose entities to determine whether they meet the definition of a VIE, and whether consolidation will be required beginning with the third quarter of 2003, under recently promulgated accounting standards. For more information, refer to Note 1.

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

          Of the remaining $71 million restructuring accrual, $21 million was paid during the first six months of 2003 and 784 employees corresponding to this accrual left FleetBoston.

          During the first six months of 2003, we utilized $81 million of the remaining $154 million exit-related accrual, consisting of payments of $17 million for personnel-related costs, $11 million for facilities costs, $14 million for contract cancellation costs and $39 million of other costs, primarily payments to settle investigations related to certain activities of Robertson Stephens. In addition, 39 employees corresponding to these accruals left FleetBoston.

2001 Restructuring Accruals

The remaining 2001 restructuring accrual of $77 million at December 31, 2002 consisted of unpaid accruals of $32 million, $32 million and $13 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. During the first six months of 2003, we utilized $33 million of these accruals by paying $22 million of personnel benefits, $5 million of contract cancellation costs and $5 million of facilities-related costs and incurring $1 million of asset writedowns. In addition, 96 employees corresponding to these accruals left FleetBoston. The remaining unpaid accrual of $42

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

million at June 30, 2003 consisted of unpaid accruals of $21 million, $18 million and $3 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. These accruals primarily consisted of expected cash outlays related to severance and facilities obligations.

          The following table presents aggregate restructuring and exit cost accrual activity during the six months ended June 30, 2003.

Restructuring and Exit-Related Accrual Activity

	2002	2002	2001
	Restructuring	Exit-Related	Restructuring
In millions	Accrual	Accrual	Accruals

Balance at December 31, 2002	$71	$154	$77
Restructuring reversals	—	—	(2)
Cash payments	(21)	(81)	(32)
Noncash writedowns	—	—	(1)

Balance at June 30, 2003	$50	$73	$42

NOTE 10. EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended June 30	2003		2002

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,047,482,544	1,047,482,544	1,045,450,647	1,045,450,647
Additional shares due to:
Stock options and awards	—	3,355,139	—	— (a)

Total equivalent shares	1,047,482,544	1,050,837,683	1,045,450,647	1,045,450,647

Earnings per share:
Income/(loss) from continuing operations	$571	$571	$(106)	$(106)
Less preferred stock dividends	(5)	(5)	(5)	(5)

Income/(loss) from continuing operations available to common stockholders	$566	$566	$(111)	$(111)

Total equivalent shares	1,047,482,544	1,050,837,683	1,045,450,647	1,045,450,647

Earnings/(loss) per share — continuing operations	$.54	$.54	$(.11)	$(.11)

Income/(loss) from discontinued operations	$53	$53	$(280)	$(280)

Total equivalent shares	1,047,482,544	1,050,837,683	1,045,450,647	1,045,450,647

Earnings/(loss) per share — discontinued operations	$.05	$.05	$(.26)	$(.26)

Net income/(loss)	$624	$624	$(386)	$(386)
Less preferred stock dividends	(5)	(5)	(5)	(5)

Net income/(loss) available to common stockholders	$619	$619	$(391)	$(391)

Total equivalent shares	1,047,482,544	1,050,837,683	1,045,450,647	1,045,450,647

Earnings/(loss) per share — net income	$.59	$.59	$(.37)	$(.37)

(a)	Total average equivalent diluted shares outstanding for the second quarter of 2002 totaled 1,051.1 million. However, dilutive common stock options and awards equivalent to 5.7 million shares were excluded from the calculation of diluted earnings per common share because we recorded a net loss for the period, and the impact of these options and awards would have been antidilutive.

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

Six months ended June 30	2003		2002

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,047,122,697	1,047,122,697	1,044,666,176	1,044,666,176
Additional shares due to:
Stock options and awards	—	2,522,193	—	5,658,633

Total equivalent shares	1,047,122,697	1,049,644,890	1,044,666,176	1,050,324,809

Earnings per share:
Income from continuing operations	$1,148	$1,148	$630	$630
Less preferred stock dividends	(9)	(9)	(9)	(9)

Income from continuing operations available to common stockholders	$1,139	$1,139	$621	$621

Total equivalent shares	1,047,122,697	1,049,644,890	1,044,666,176	1,050,324,809

Earnings per share — continuing operations	$1.09	$1.09	$.59	$.59

Income/(loss) from discontinued operations	$43	$43	$(281)	$(281)

Total equivalent shares	1,047,122,697	1,049,644,890	1,044,666,176	1,050,324,809

Earnings/(loss) per share — discontinued operations	$.04	$.04	$(.27)	$(.27)

Net income	$1,191	$1,191	$349	$349
Less preferred stock dividends	(9)	(9)	(9)	(9)

Net income available to common stockholders	$1,182	$1,182	$340	$340

Total equivalent shares	1,047,122,697	1,049,644,890	1,044,666,176	1,050,324,809

Earnings per share — net income	$1.13	$1.13	$.32	$.32

For the three months ended June 30, 2003 and 2002, outstanding common stock options and awards totaling 79.6 million and 102.4 million shares, respectively, were excluded from the calculation of diluted earnings per common share because the impact of such options and awards was antidilutive. Correspondingly, for the six months ended June 30, 2003 and 2002, 81.1 million and 49.8 million shares, respectively, were excluded from the calculation of diluted earnings per common share.

NOTE 11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of business, we enter into a variety of interest rate and foreign currency derivative contracts in connection with our balance sheet management activities, which involve the management of interest rate and foreign currency risk, and our trading activities. These contracts involve, to varying degrees, credit (repayment) risk and market risk. You can obtain additional information about our use of derivatives, including related accounting policies, in Notes 1 and 13 to the Consolidated Financial Statements in our 2002 10-K. The following discussion includes derivative instruments and hedging activities related to both continuing operations and discontinued operations.

Balance Sheet Management Activities

In connection with our balance sheet management activities, we use non-trading derivative financial instruments to manage market risk, primarily interest rate risk.

          Fair Value Hedges. We utilize derivatives categorized as fair value hedges as part of our overall interest rate and foreign currency risk management process to convert fixed-rate debt to floating-rate debt and to reduce foreign currency risk related to foreign currency denominated assets.

          For the six months ended June 30, 2003 and 2002, we recognized net pre-tax gains of approximately $6.9 million and net pre-tax losses of approximately $.3 million, respectively, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. Net pre-tax gains recognized during the second quarter of 2003 were approximately $7.5 million, and net pre-tax losses for the second quarter of 2002 were $.4 million. The components of fair value excluded from the assessment of fair value hedge effectiveness were net pre-tax losses of approximately $.6 million for the three months ended June 30, 2003 and net pre-tax gains of approximately $.1 million for the three months ended June 30, 2002. Net

FLEETBOSTON FINANCIAL CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

pre-tax losses recognized during the six months ended June 30, 2003 were approximately $1.2 million. Net pre-tax gains recognized during the six months ended June 30, 2002 were not significant. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

          Cash Flow Hedges. We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

          For the six months ended June 30, 2003, we recognized net pre-tax gains of approximately $2.3 million, which represented the total ineffectiveness of all cash flow hedges, compared to net pre-tax gains of approximately $.6 million for the six months ended June 30, 2002. Net pre-tax gains recognized during the quarter ended June 30, 2003 were approximately $1.8 million, and net pre-tax gains for the quarter ended June 30, 2002 were approximately $.1 million.

          Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income into current period earnings are included in the line item in which the hedged item is recorded. As of June 30, 2003, we expected approximately $254 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified into earnings during the next twelve months. This expectation was based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

          Hedges of Net Investments in Foreign Operations. We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the three and six months ended June 30, 2003, we recorded net after-tax losses of approximately $.6 million and $.9 million, respectively, in other comprehensive income related to these derivatives. For the quarter and six months ended June 30, 2002, we recorded net after-tax gains of approximately $2 million and $2.6 million, respectively, in other comprehensive income related to these derivatives.

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

          Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $195 million at June 30, 2003, compared to $1.1 billion at December 31, 2002. Foreign exchange derivative instruments had credit exposure of $20 million at June 30, 2003, compared to $63 million at December 31, 2002. Trading derivatives had credit exposure of $4.8 billion at June 30, 2003 compared to $4.6 billion at December 31, 2002.

NOTE 12. LINE OF BUSINESS INFORMATION

Information about our operating segments for the quarters and six months ended June 30, 2003 and 2002 is included in the Line of Business Information section of Management’s Discussion and Analysis in this 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit
Number

10(a)	Revised Schedule of Executive Officers who have entered into certain change in control agreements

10(b)	Amendment Nine, effective January 1, 2003, to the Corporation’s Supplemental Executive Retirement Plan

10(c)	Amendment Two, effective January 1, 2003, to the Corporation’s Executive Deferred Compensation Plan No. 1

10(d)	Amendment Five, effective January 1, 2003, to the Corporation’s Executive Deferred Compensation Plan No. 2

10(e)	Amendment Three, effective January 1, 2003, to the Corporation’s Executive Supplemental Plan

10(f)	Amendment Four, effective January 1, 2003, to the Retirement Income Assurance Plan

10(g)	Third Amendment, effective as of April 16, 2003, to the Corporation’s Directors Deferred Compensation and Stock Unit Plan

10(h)	Letter Agreement, dated May 21, 2003, between the Corporation and Douglas L. Jacobs

10(i)	Retention and Deferred Compensation Agreement, dated February 28, 2000, between the Corporation and Mary-Etta Schneider

12	Computation of Consolidated Ratios of Earnings to Fixed Charges

31(a)	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31(b)	Certification of Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, and Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from April 1, 2003 to the date of the filing of this report:

•	Current Report on Form 8-K, filed April 16, 2003, announcing earnings for the quarter ended March 31, 2003.

•	Current Report on Form 8-K, filed July 16, 2003, announcing earnings for the quarter ended June 30, 2003, and reporting remarks by our Chief Financial Officer concerning earnings guidance for full year 2003.

•	Current Report on Form 8-K, filed July 31, 2003, announcing the completion of a public offering of $175 million of 6.00% capital securities of Fleet Capital Trust IX.

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

DATE: August 11, 2003