Form 10-Q
period 2003-09-30
FLEETBOSTON FINANCIAL CORP
filed 2003-11-13
CIK 50341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-6366

FLEETBOSTON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Rhode Island	05-0341324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Federal Street Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip code)

(617) 434-2200

(Registrant’s telephone number, including area code)

(Former name, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes        ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes        ☐ No

The number of shares of common stock of the Registrant outstanding as of October 31, 2003 was 1,054,559,871.

FLEETBOSTON FINANCIAL CORPORATION

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I.  FINANCIAL INFORMATION

FINANCIAL SUMMARY

	Three months ended September 30		Nine months ended September 30
Dollars in millions, except per share amounts	2003	2002	2003	2002

Earnings
Net interest income (FTE)(a)	$1,552	$1,531	$4,772	$4,919
Noninterest income	1,382	1,326	3,698	3,725
Noninterest expense	1,611	1,593	4,778	4,738
Provision for credit losses	265	352	830	2,010
Income from continuing operations	675	597	1,823	1,227
(Loss)/income from discontinued operations	—	(18)	43	(299)
Net income	675	579	1,866	928

Per Common Share
Basic earnings:
Continuing operations	.64	.57	1.73	1.16
Net income	.64	.55	1.77	.87
Diluted earnings:
Continuing operations	.64	.57	1.72	1.16
Net income	.64	.55	1.76	.87
Cash dividends declared	.35	.35	1.05	1.05
Book value	16.46	15.84	16.46	15.84

Ratios
Continuing operations:
Return on average assets(b)	1.39%	1.29%	1.26%	.88%
Return on average common equity	15.54	14.22	14.23	9.44
Net income:
Return on average assets	1.39	1.23	1.28	.65
Return on average common equity	15.53	13.80	14.57	7.11
Total equity to assets (period-end)	8.96	9.01	8.96	9.01
Tangible common equity to tangible total assets	6.65	6.52	6.65	6.52
Tier 1 risk-based capital	8.64	8.24	8.64	8.24
Total risk-based capital	11.79	11.77	11.79	11.77
Leverage	8.38	8.34	8.38	8.34

At September 30
Total assets	$196,398	$187,188	$196,398	$187,188
Loans and leases	126,344	117,053	126,344	117,053
Deposits	132,515	121,481	132,515	121,481
Long-term debt	16,350	20,680	16,350	20,680
Stockholders’ equity	17,594	16,866	17,594	16,866
Nonperforming assets	2,340	3,759	2,340	3,759

(a)	The fully taxable equivalent, or “FTE,” adjustment included in net interest income was $12 million and $14 million for the three months ended September 30, 2003 and 2002, respectively, and $36 million and $50 million for the nine months ended September 30, 2003 and 2002, respectively.
(b)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

OVERVIEW

This discussion and analysis is part of our Quarterly Report on Form 10-Q to the Securities and Exchange Commission, or “SEC,” and updates our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, all of which we previously filed with the SEC. You should read this information together with the financial information contained in those filings. Certain prior period amounts presented in this discussion and analysis have been reclassified to conform to current period classifications.

Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $196 billion in total assets as of September 30, 2003.

Our operations are focused along three principal domestic lines of business: Personal Financial Services, Regional Commercial Financial Services and Investment Management, and National Commercial Financial Services. Our other business lines include Capital Markets, composed of brokerage market-making, execution and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

clearing, as well as principal investing, and International Banking. Financial information related to our lines of business and their supporting business units is included in the Line of Business Information section of this discussion and analysis. Recent media coverage has focused on several issues affecting the banking industry, including mutual funds and the New York Stock Exchange, or “NYSE,” specialist business. Our discussion of these matters can be found under Item 1, Legal Proceedings, in Part II of this 10-Q.

On October 27, 2003, we announced a definitive agreement to merge with Bank of America Corporation, or “Bank of America,” a global financial services company headquartered in Charlotte, North Carolina, with Bank of America the surviving company. The acquisition will be accounted for using the purchase method of accounting, with each share of our common stock to be exchanged for .5553 shares of Bank of America common stock. The merger is expected to close in the first half of 2004, and is subject to FleetBoston and Bank of America shareholder, as well as regulatory, approvals. For more information about this planned merger, see Note 2 to the Consolidated Financial Statements in this 10-Q.

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

Information about accounting policies considered relatively more significant in this respect, specifically the determination of the reserve for credit losses, the valuation of principal investing securities, accounting for goodwill and accounting for income taxes, is included in the Significant Accounting Policies section of Management’s Discussion and Analysis in our 2002 10-K. There were no material changes in these accounting policies during the first nine months of 2003.

This discussion and analysis contains statements that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of FleetBoston and other matters that do not relate strictly to historical facts, are based on certain assumptions by management. Actual results may differ materially from those projected as a result of the following risks and uncertainties, as well as any other risks and uncertainties detailed from time to time in our filings with the SEC:

–	general political and economic conditions, either domestically or internationally, as well as continued economic, political and social uncertainties in Latin America;
–	developments concerning credit quality, including the resultant effect on the levels of our provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;
–	continued weakness in domestic commercial loan demand, and the impact of that weakness on our corporate lending activities;
–	developments concerning the global capital markets and the resultant impact on our principal investing and other capital markets-related businesses and our asset management and brokerage businesses, as well as the availability and terms of funding necessary to meet our liquidity needs;
–	changes in customer borrowing, repayment, investment and deposit practices;
–	interest rate and currency fluctuations, equity and bond market fluctuations and inflation;
–	changes in the mix of interest rates and maturities of our interest earning assets and interest bearing liabilities;
–	changes in competitive product and pricing pressures within our markets;
–	legislative or regulatory developments, including changes in laws or regulations concerning taxes, banking, securities, reserve methodologies, deposit insurance, capital requirements and risk-based capital guidelines and other aspects of the financial services industry;
–	changes in accounting rules, policies, practices and procedures;
–	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us and/or our subsidiaries;
–	the effectiveness of instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk;
–	the effects of terrorist activities or other hostilities, including geopolitical stresses in the Middle East and other areas;
–

developments concerning the integration of our business and operations, and related systems conversions, with those of Bank of America, including delays and resultant additional merger-related costs or unanticipated adverse results relating to our or Bank of America’s existing businesses;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

–	the timing of realization of anticipated cost savings resulting from the merger with Bank of America, or the achievement of anticipated cost savings in their entirety; and
–	the impact of decisions to downsize, sell or close units or otherwise change the business mix of the combined FleetBoston/Bank of America entity.

Net income was $675 million, or $.64 per diluted share, for the three months ended September 30, 2003, compared to $579 million, or $.55 per diluted share, for the three months ended September 30, 2002. The 2002 results included a net loss from discontinued operations of  $18 million, or $.02 per diluted share.

For the nine months ended September 30, 2003, net income was $1.9 billion, or $1.76 per diluted share, compared to $928 million, or $.87 per diluted share, for the nine months ended September 30, 2002. Included in these results was net income from discontinued operations of  $43 million and a net loss from discontinued operations of $299 million, respectively.

For more information concerning discontinued businesses, see Note 2 to the Consolidated Financial Statements in this 10-Q.

Higher earnings for the three and nine months ended September 30, 2003 reflected significant improvements in credit costs and private equity revenues, partially offset by reduced credit card revenue. Earnings for the nine months ended September 30, 2003 were impacted by a decline in net interest income but were also positively impacted by net securities gains compared to net securities losses recorded in the 2002 period. In addition, we continued to effectively control expenses. More information with respect to revenues and expenses and line of business results is included in the Consolidated Results of Operations and Line of Business Information sections of this discussion and analysis.

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

We may periodically reclassify business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have reclassified certain information for the quarter ended September 30, 2002 and the nine months ended September 30, 2003 and 2002 presented throughout this section to reflect the revised organizational structure implemented during the second quarter of this year. The information appearing throughout this section is presented on a fully taxable equivalent basis and, unless otherwise noted, a continuing operations basis.

Line of Business Earnings Summary

Three months ended September 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$260	$266	$1,377	$1,375	22%	24%
National Commercial Financial Services	215	192	637	651	19	14
Regional Commercial Financial Services and Investment Management	116	123	614	620	14	14
International Banking	49	1	274	182	16	nm
Capital Markets	44	(31)	135	43	12	nm
All Other	(9)	46	(103)	(14)	nm	nm
Discontinued Operations	—	(18)	na	na	nm	nm

Total	$675	$579	$2,934	$2,857	16%	14%

Nine months ended September 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$733	$758	$4,097	$4,029	21%	23%
National Commercial Financial Services	595	573	1,893	1,998	17	13
Regional Commercial Financial Services and Investment Management	323	378	1,818	1,905	13	14
International Banking	78	(392)	693	391	8	nm
Capital Markets	(30)	(27)	158	219	nm	nm
All Other	124	(63)	(189)	102	nm	nm
Discontinued Operations	43	(299)	na	na	nm	nm

Total	$1,866	$928	$8,470	$8,644	15%	7%

nm – not meaningful

na – not applicable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the components of each of our business lines, and explains results in terms of their underlying businesses.

Personal Financial Services

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$1,013	$994	$2,966	$2,959
Noninterest income	364	381	1,131	1,070
Total revenue	1,377	1,375	4,097	4,029
Provision for credit losses	275	225	798	694
Noninterest expense	712	738	2,212	2,168
Tax expense	130	146	354	409

Net income	$260	$266	$733	$758

Balance sheet data:
Average assets	$53,079	$41,272	$50,872	$40,317
Average loans and leases	47,911	36,396	45,787	35,393
Average low-cost core deposits(a)	66,929	59,329	64,786	58,271

Return on equity	22%	24%	21%	23%

(a)	Includes demand, money market and savings and NOW deposits.

Personal Financial Services earned $260 million in the current quarter, compared to $266 million in the prior year period. Earnings were impacted by higher credit costs related to credit cards combined with the impact of declining domestic interest rates, which put pressure on deposit spreads. Noninterest income declined in the quarterly comparison mainly as a result of a lower level of fees from the credit card business. Partially offsetting these declines were continued growth in home equity loans, a higher level of low-cost core deposits and effective expense management. Average low-cost core deposit balances increased 13%, or $7.6 billion, while higher-cost time deposits decreased $3.9 billion, when compared to the prior year quarter, reflecting the impact of our pricing strategy for time deposits. In addition, average loan balances increased $11.5 billion, or 32%, due to a higher level of home equity loans, reflective of our increased emphasis on cross-selling this product, coupled with favorable market conditions.

National Commercial Financial Services

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$400	$431	$1,226	$1,324
Noninterest income	237	220	667	674
Total revenue	637	651	1,893	1,998
Provision for credit losses	69	115	244	396
Noninterest expense	214	217	659	650
Tax expense	139	127	395	379

Net income	$215	$192	$595	$573

Balance sheet data:
Average assets	$52,151	$59,672	$54,738	$61,847
Average loans and leases	46,172	52,944	48,357	55,491
Average deposits	8,935	7,244	8,348	7,058

Return on equity	19%	14%	17%	13%

National Commercial Financial Services earned $215 million in the current quarter, an increase of $23 million from the prior year period. Higher earnings reflected a lower provision for credit losses, resulting from declining loan and lease volumes due to our strategic reduction of certain credit exposures combined with continued weak demand for lending products. Reduced loan volumes were offset by higher deposit balances, a lower level of nonperforming assets, and a higher level of venture capital and investment banking revenues. Average loan and lease balances decreased $6.8 billion to $46.2 billion, while average deposits grew approximately $1.7 billion to $8.9 billion, when compared to the prior year quarter.

Regional Commercial Financial Services and Investment Management

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$232	$255	$717	$779
Noninterest income	382	365	1,101	1,126
Total revenue	614	620	1,818	1,905
Provision for credit losses	36	42	112	127
Noninterest expense	384	372	1,167	1,146
Tax expense	78	83	216	254

Net income	$116	$123	$323	$378

Balance sheet data:
Average assets	$24,387	$26,858	$25,076	$27,337
Average loans and leases	18,185	21,839	18,956	22,542
Average deposits	27,077	22,590	27,687	22,669

Return on equity	14%	14%	13%	14%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regional Commercial Financial Services and Investment Management earned $116 million in the current quarter, a decrease of $7 million from the prior year period. Regional Commercial Financial Services’ results reflected the impact of lower loan volumes, while the Investment Management businesses benefited from recent improvements in the equity markets.

Three months ended September 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income		Total Revenue		Return on Equity

Regional Commercial Financial Services	$76	$86	$336	$340	18%	19%
Investment Management	40	37	278	280	9	9

Total	$116	$123	$614	$620	14%	14%

Regional Commercial Financial Services earned $76 million in the current quarter compared to $86 million in the prior year period, a decrease of 12%. Earnings were impacted by declining loan volumes, the result of continued weakness in demand for credit-related products, and by declining domestic interest rates which put pressure on deposit spreads. However, higher deposit balances and fee income from increased sales and cross-selling activities, and from new business with federal and state governments related to processing of tax payments, helped to moderate the impact of the declines. Average loan and lease balances decreased $3 billion to $14.3 billion, while average deposits grew approximately $4.2 billion to $23.2 billion, when compared to the prior year quarter.

Investment Management earned $40 million in the third quarter of 2003, an increase of $3 million, or 8%, from the prior year quarter, due to the combination of recent improvements in the equity markets and effective expense management. The market value of domestic assets under management, which reflected the overall higher valuation of the stock market, was approximately $152 billion as of September 30, 2003 compared to $142 billion as of September 30, 2002.

International Banking

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$174	$123	$520	$573
Noninterest income	100	59	173	(182)
Total revenue	274	182	693	391
Provision for credit losses	15	14	52	422
Noninterest expense	180	165	515	547
Tax expense/(benefit)	30	2	48	(186)

Net income/(loss)	$49	$1	$78	$(392)

Balance sheet data:
Average assets	$17,705	$20,932	$18,279	$23,308
Average loans and leases	11,551	14,342	12,082	16,400
Average deposits	7,845	7,800	8,080	8,374

Return on equity	16%	nm	8%	nm

nm – not meaningful

Three months ended September 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Brazil	$27	$31	$140	$133	22%	25%
Argentina	2	(41)	45	(29)	2	nm
All Other International	20	11	89	78	24	11

Total	$49	$1	$274	$182	16%	nm

nm – not meaningful

International Banking earned $49 million in the current year quarter compared to $1 million in the prior year period. The change was primarily related to Argentina.

Argentina’s earnings for the current quarter were $2 million compared to a net loss of $41 million in the prior year period, reflecting stabilizing conditions driven by lower expense associated with the court-ordered payouts of deposits at pre-devaluation values, and a decline in both nonperforming loans and inflation indexation expense.

Brazil recorded earnings of $27 million for the current quarter, a decrease of $4 million compared to the prior year quarter. Brazil’s results reflected our continued efforts to reposition the balance sheet and reduce risk in that country.

More information about Argentina and Brazil is included in the Country Risk section of this discussion and analysis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Markets

	Three months ended September 30		Nine months ended September 30
Dollars in millions	2003	2002	2003	2002

Income statement data:
Net interest income	$(8)	$(15)	$(31)	$(41)
Noninterest income	143	58	189	260
Total revenue	135	43	158	219
Provision for credit losses	—	—	1	1
Noninterest expense	69	91	206	259
Tax expense/(benefit)	22	(17)	(19)	(14)

Net income/(loss)	$44	$(31)	$(30)	$(27)

Return on equity	12%	nm	nm	nm

nm – not meaningful

Three months ended September 30	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Fleet Specialist, Execution and Clearing	$15	$37	$78	$137	12%	24%
Principal Investing	29	(68)	57	(94)	12	nm

Total	$44	$(31)	$135	$43	12%	nm

nm – not meaningful

Our Fleet Specialist, Execution and Clearing business earned $15 million in the third quarter of 2003, a decrease of $22 million from the prior year period, due to extremely difficult market conditions which continued to affect the specialist industry and limit profit opportunities.

Principal Investing recorded earnings of $29 million in the third quarter of 2003, an improvement of $97 million over the prior year period due to higher investment gains and lower writedowns recorded in the current quarter. These results were affected by net after-tax gains of $47 million in the current quarter, compared to $46 million of net after-tax losses in the prior year period.

All Other

All Other includes transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity, combined with transfer pricing offsets.

As we have previously described in our 2002 10-K and first and second quarter 2003 10-Qs, the provision for credit losses is generally allocated to business lines on an “expected loss” basis over an economic cycle, while the consolidated provision for credit losses for any given period is based on management’s assessment of the adequacy of the reserve for credit losses considering the risk characteristics in the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using the expected loss methodology and the consolidated provision is included in All Other. You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

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

Results of All Other can fluctuate with changes affecting the consolidated provision for credit losses, one-time charges, gains and other corporate actions not driven by specific business units. All Other had a net loss of $9 million for the current quarter compared to earnings of $46 million for the third quarter of 2002. Included in All Other were earnings from our Treasury unit of $97 million for the current quarter compared to $126 million for the prior year period, the decline resulting from lower net securities gains.

As mentioned above, All Other also includes the residual impact of methodology allocations, with the most significant item related to the consolidated provision for credit losses. For the third quarter of 2003, All Other included $26 million of after-tax credit loss provisions in excess of that allocated to our various business lines, compared to $66 million for the prior year period. In addition,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the current period results were reduced by $25 million as a result of a higher corporate effective tax rate (35.5% in the third quarter of 2003 compared to 33.5% in the third quarter of 2002), and were impacted by a reduction of  $29 million in funds transfer pricing unit results, due to the declining domestic interest rate environment and a change in our balance sheet mix.

For the first nine months of 2003, All Other had earnings of $124 million compared to a net loss of $63 million for the prior year period. Earnings from our Treasury unit for the first nine months of 2003 were $280 million compared to $403 million in the prior year, with the decline resulting primarily from a lower level of net securities gains. All Other included $84 million of after-tax credit loss provisions in excess of that allocated to our various business lines, compared to $544 million for the prior year-to-date period. The higher 2002 charge reflected the impact of U.S. economic conditions on commercial credit at that time. All Other also included $33 million of after-tax credit-related costs to reflect the impact of continued economic weakness on the domestic airline industry, specifically certain of our airline leasing joint venture exposures.

In addition, the current year was negatively impacted by $88 million due to the change in our effective tax rate, as previously discussed.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

FTE basis	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Interest income	$2,213	$2,390	$6,878	$7,749
Tax-equivalent adjustment	12	14	36	50
Interest expense	673	873	2,142	2,880

Net interest income	$1,552	$1,531	$4,772	$4,919

Net interest income increased $21 million, or 1.4%, in the quarterly comparison due to Argentine results, particularly the reduced impact of inflation-related indexation adjustments on deposits compared to the prior year period, as well as a lower level of nonperforming assets. The increase also resulted from a higher level of interest earning assets, particularly from growth in home equity loans and purchases of residential mortgages. These increases were mostly offset by narrower spreads which resulted from the low domestic interest rate environment. Commercial loan balances continued to be impacted by weak loan demand, but also were lower as a result of our efforts to reduce credit risk exposure within our domestic and international portfolios.

In the nine-month comparison, net interest income decreased $147 million, or 3%, due to the impact of domestic interest rate declines and lower commercial loan volumes, partially offset by growth in home equity loans, purchases of residential mortgages and a favorable shift in our deposit mix from higher-yielding time deposits to low-cost core deposits.

Net Interest Margin and Interest Rate Spread

Three months ended September 30	2003			2002
FTE basis Dollars in millions	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate

Securities	$31,920	$296	3.71%	$28,144	$331	4.71%
Loans and leases:
Domestic	109,066	1,545	5.63	99,257	1,659	6.64
International	14,749	279	7.51	17,263	284	6.53
Due from brokers/dealers	4,678	10.83		3,858	15	1.57
Other	7,060	95	5.34	9,917	115	4.92

Total interest earning assets	167,473	2,225	5.28	158,439	2,404	6.05

Deposits	98,644	322	1.29	90,717	497	2.17
Short-term borrowings	13,342	103	3.07	13,905	83	2.37
Due to brokers/dealers	4,690	8.65		3,756	11	1.21
Long-term debt	16,908	240	5.68	21,581	282	5.22

Interest bearing liabilities	133,584	673	2.00	129,959	873	2.67

Interest rate spread			3.28			3.38
Interest-free sources of funds	33,889			28,480

Total sources of funds	$167,473		1.60%	$158,439		2.19%

Net interest income/margin		$1,552	3.68%		$1,531	3.86%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30	2003			2002
FTE basis Dollars in millions	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate

Securities	$33,306	$984	3.94%	$28,285	$1,113	5.25%
Loans and leases:
Domestic	108,011	4,747	5.87	101,079	5,085	6.72
International	15,272	807	7.06	19,241	1,192	8.28
Due from brokers/dealers	5,008	41	1.10	3,895	43	1.49
Other	7,320	335	6.13	9,395	366	5.10

Total interest earning assets	168,917	6,914	5.47	161,895	7,799	6.43

Deposits	95,696	1,055	1.47	92,321	1,646	2.38
Short-term borrowings	14,553	293	2.69	14,323	327	3.05
Due to brokers/dealers	5,018	34.91		3,902	35	1.20
Long-term debt	18,827	760	5.38	23,306	872	4.99

Interest bearing liabilities	134,094	2,142	2.13	133,852	2,880	2.87

Interest rate spread			3.34			3.56
Interest-free sources of funds	34,823			28,043

Total sources of funds	$168,917		1.69%	$161,895		2.38%

Net interest income/margin		$4,772	3.78%		$4,919	4.05%

Net interest margin can be significantly impacted by changes in the components of interest earning assets and interest bearing liabilities, as well as yields and funding costs.

Net interest margin declined 18 basis points in the quarterly comparison and 27 basis points in the nine-month comparison, generally the result of a declining domestic interest rate environment and lower commercial loan levels.

Net interest margin is impacted by several factors, including fluctuations in the overall interest rate environment, funding strategies, the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, and the use of derivative instruments in managing interest rate risk. We utilize derivative instruments which qualify for hedge accounting under current accounting standards as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For the third quarters of 2003 and 2002, net interest margin would have been approximately 3.42% and 3.25%, respectively, if hedges had not been entered into to mitigate interest rate fluctuations.

The following is a discussion of changes in quarterly average balances and related yields.

Average securities increased $3.8 billion compared to the third quarter of 2002, primarily due to net purchases of domestic debt securities, mainly mortgage-backed securities. The decrease in yield was due to a higher level of prepayments coinciding with the low domestic interest rate environment and the reinvestment of proceeds from securities sales and maturities into lower-yielding securities.

Average domestic loans and leases increased $9.8 billion, driven primarily by higher average levels of domestic home equity and residential mortgage loans, partially offset by lower average domestic commercial loan levels, mainly the result of our strategic credit risk reduction efforts and continued weak loan demand.

Average international loans and leases decreased $2.5 billion mainly due to a $1 billion decline in Argentina, reflecting the economic environment in that country, and a $1 billion decline in Brazil resulting from our risk reduction efforts.

Average due from brokers/dealers increased $820 million and average due to brokers/dealers increased $934 million, mainly the result of increased securities lending.

Average other interest earning assets decreased $2.9 billion, mainly the result of a decrease in domestic securities purchased under agreements to resell.

Average interest bearing deposits increased $7.9 billion, mainly due to growth in lower-yielding interest bearing core deposits partially offset by a decline in higher-yielding time deposits. During the third quarter of 2003, average lower-yielding domestic interest bearing core deposits increased $11.1 billion, partly the result of improved customer satisfaction which resulted in lower attrition levels, as well as pricing promotions resulting in new deposit growth. Average total domestic time deposits declined $4.3 billion when compared to the third quarter of 2002.

Average long-term debt decreased $4.7 billion, reflecting our favorable liquidity position, due to increases in core deposits and decreases in loan balances, which has resulted in contractual long-term debt maturities exceeding our long-term debt needs. These decreases were parti -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ally offset by fixed-rate issuances, which allowed us to take advantage of low interest rates.

Provision for Credit Losses

The provision for credit losses for the third quarter and first nine months of 2003 amounted to $265 million and $830 million, respectively, compared to $352 million and $2 billion, respectively, for the 2002 periods. The higher 2002 provision reflected the impact of the weakness in the U.S. economy on domestic commercial credit and the then deteriorating economic conditions in Latin America, while the current quarter and nine-month provisions reflected the relatively improved domestic economic outlook, as well as lower levels of nonperforming assets. Net charge-offs for the first nine months of 2003 totaled $1.4 billion, compared to $1.9 billion for the first nine months of 2002. Domestic net charge-offs included in these totals were $1 billion and $1.6 billion, respectively.

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

Noninterest Income

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Banking fees and commissions	$401	$386	$1,170	$1,152
Investment services revenue	387	379	1,120	1,188
Capital markets-related revenue	286	211	415	343
Credit card revenue	151	195	461	522
Other	157	155	532	520

Total noninterest income	$1,382	$1,326	$3,698	$3,725

Noninterest income increased $56 million in the third quarter of 2003 and decreased $27 million in the first nine months of 2003 compared to the same periods a year ago. The changes in both comparisons resulted from improvements in capital markets-related revenue and increases in banking fees and commissions, partly offset by lower credit card revenue. Lower investment services revenue contributed to the decline in the nine-month comparison.

Banking Fees and Commissions

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Cash management fees	$119	$118	$348	$352
Deposit account charges	109	101	317	311
Electronic banking fees	68	69	203	198
Other	105	98	302	291

Total banking fees and commissions	$401	$386	$1,170	$1,152

Banking fees and commissions increased $15 million and $18 million in the three- and nine-month comparisons, respectively, primarily due to a higher level of deposit account charges, corresponding with our core deposit growth, and an increase in other banking fees and commissions, particularly letter of credit fees. Electronic banking fees decreased $1 million in the quarterly comparison, but reflected a decline in interchange fees of approximately $6 million as a result of the VISA merchant litigation settlement, which was effective August 1, 2003. Excluding this decline, electronic banking fees increased in both the three- and nine-month comparisons, reflecting our core deposit growth.

Investment Services Revenue

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Investment management revenue	$274	$260	$781	$836
Brokerage fees and commissions	113	119	339	352

Total investment services revenue	$387	$379	$1,120	$1,188

Investment Management Revenue

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Columbia Management Group	$197	$189	$559	$597
Private Clients Group	47	49	146	161
International	26	19	67	68
Other	4	3	9	10

Total investment management revenue	$274	$260	$781	$836

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment management revenue increased $14 million in the quarterly comparison and decreased $55 million in the nine-month comparison. The increase in the quarterly comparison was primarily due to growth in asset management fees attributable to improved market conditions in the third quarter of 2003. The nine-month comparison reflected overall weak market conditions which resulted in reductions in market transactions and net asset inflows. At September 30, 2003, consolidated assets under management totaled $159 billion, compared to $147 billion at September 30, 2002.

Brokerage Fees and Commissions

Brokerage fees and commissions decreased $6 million and $13 million, respectively, in the quarterly and nine-month comparisons, mainly due to the continued impact of weak market conditions on our retail brokerage business, which resulted in declines in average trading volumes. Lower sales of mutual fund and annuity products at Quick & Reilly also contributed to the decline.

Capital Markets-Related Revenue

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Private equity revenue	$92	$(68)	$(25)	$(103)
Syndication/agency fees	49	32	124	112
Foreign exchange	37	43	(66)	101
Securities gains/(losses)	35	51	104	(142)
Trading profits and commissions	30	58	141	125
Market-making	28	80	86	211
Underwriting and advisory fees	15	15	51	39

Total capital markets-related revenue	$286	$211	$415	$343

Revenues from capital markets-related activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets. Capital markets-related revenue increased $75 million and $72 million in the quarterly and nine-month comparisons, respectively. The quarterly increase was primarily due to increased private equity revenue, partially offset by declines in market-making revenues and trading profits and commissions.

The increase in the nine-month comparison reflected improved private equity revenue and net securities gains recorded in the 2003 period compared to net securities losses in 2002. Partially offsetting these improvements were declines in foreign exchange and market-making revenues.

Private equity revenue, which includes revenue from our principal investing business and from other private equity investments not included in the Principal Investing business line, increased $160 million and $78 million, respectively, in the three and nine months ended September 30, 2003 compared to the same periods a year ago. The increases were primarily due to improved market conditions, particularly in the third quarter of 2003, which allowed us to recognize a higher level of gains from sales of investments in our principal investing portfolio. During the quarter ended September 30, 2003, we recorded net investment gains of approximately $109 million and net investment writedowns of $17 million, compared to net investment gains of approximately $28 million and net investment writedowns of $96 million in the third quarter of 2002. For the nine months ended September 30, 2003, we recorded net investment gains of approximately $153 million and net investment writedowns of $179 million, compared to net investment gains of $51 million and net investment writedowns of $153 million in the nine months ended September 30, 2002.

During the third quarter of 2003, we made new investments of $92 million ($88 million funding of previously committed investments and $4 million in new investments) compared to $112 million ($97 million funding of previously committed investments and $15 million in new investments) in the 2002 period. As of September 30, 2003 and December 31, 2002, the principal investing portfolio had a net carrying value of approximately $3.1 billion and $3.4 billion, respectively, composed of investments in privately held companies, publicly held companies and investment fund partnerships. As of September 30, 2003, we had unfunded principal investing commitments totaling approximately $1.2 billion, compared to $1.6 billion at December 31, 2002. These commitments are drawn down periodically throughout the life of the respective investment funds.

Over the past two years, private equity investing has experienced significant illiquidity and impairment in value as a result of deterioration in financial markets and continued weakness in the U.S. economy. We intend to continue our previously disclosed efforts to reduce our overall principal investing exposure.

Syndication/agency fees increased $17 million and $12 million, respectively, in the three- and nine-month comparisons, mainly the result of an increase in the volume and size of transactions. Such fees are a function of the timing, size and level of syndication transactions.

Foreign exchange revenue decreased $6 million in the quarterly comparison and $167 million in the nine-month comparison. The nine-month decline resulted from a $100 million charge recorded in the second quarter of 2003 for the estimated impact of ongoing court-ordered reimbursement related to Argentine deposits and actual

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

losses in Argentina related to judicial decrees that released previously frozen deposits. More information about the charge was included in our second quarter 2003 10-Q.

Net securities gains of $35 million were recorded in the third quarter of 2003 compared to $51 million in the comparable 2002 period. For the first nine months of 2003, net securities gains of $104 million were recorded compared to net securities losses of $142 million in the nine-month 2002 period. The nine-month 2002 net securities loss resulted mainly from writedowns related to the Argentine and Brazilian portfolios.

Trading profits and commissions decreased $28 million and increased $16 million, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002. The decrease in the quarterly comparison was due to mark-to-market losses on credit default swaps and other derivatives not qualifying for hedge accounting treatment, coupled with lower revenues from our Latin American operations. For the nine-month comparison, the increase was mainly attributable to overall increased sales and trading revenue from our derivatives business, partly offset by the above-mentioned mark-to-market losses on derivatives.

Market-making revenue declined $52 million and $125 million, respectively, for the three and nine months ended September 30, 2003 compared to the same periods in 2002, reflecting lower market volatility and continued difficult market conditions.

Credit Card Revenue

Credit card revenue decreased $44 million and $61 million in the quarterly and nine-month comparison, respectively. These declines were primarily attributable to a higher level of net charge-offs from securitized receivables and an increase in amortization of loan acquisition costs. For the nine-month comparison, these factors were partially offset by gains from portfolio sales recorded in the 2003 period.

Other Noninterest Income

Other noninterest income was relatively flat in the quarterly comparison and increased $12 million in the nine-month comparison. This increase was mainly due to a $64 million gain recognized in the second quarter of 2003 from the previously disclosed sale of our investment in an Argentine pension company and an increase in tax processing income, partially offset by $60 million of credit-related charges primarily related to airline leasing joint venture exposures. The sale and credit-related charges were more fully discussed in our second quarter 2003 10-Q.

Noninterest Expense

	Three months ended September 30		Nine months ended September 30
In millions	2003	2002	2003	2002

Employee compensation and benefits	$860	$838	$2,507	$2,478
Occupancy and equipment	238	242	727	743
Marketing and public relations	47	62	159	163
Legal and other professional	37	44	108	116
Intangible asset amortization	19	21	59	65
Other	410	386	1,218	1,173

Total noninterest expense	$1,611	$1,593	$4,778	$4,738

Noninterest expense increased $18 million and $40 million in the three and nine months ended September 30, 2003 compared to the same periods in 2002. Both the three- and nine-month comparisons reflected higher levels of incentive compensation, due to improvements in core business performance, as well as higher insurance costs and charitable contributions, increased costs associated with a higher level of refinancing and mortgage origination activity and various expense accruals. The nine-month comparison also reflected higher pension costs. These increases were partially offset by reductions in expenses as a result of our cost containment efforts.

Income Taxes

We recorded income tax expense of $371 million for the third quarter of 2003, compared to $301 million for the same period a year ago. Income tax expense for the nine months ended September 30, 2003 was $1 billion, compared to $619 million for the 2002 period. Our effective tax rate was 35.5% and 33.5% for the third quarters and first nine months of 2003 and 2002, respectively. The increase in the effective rate in both comparisons generally reflected increased tax expense related to higher levels of pre-tax income.

Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, and the achievement of tax planning strategies. Management’s determination of the likelihood that deferred tax assets can be realized is subjective and involves estimates and assumptions about matters that are inherently uncertain. Underlying estimates and assumptions can change over time, influencing our overall tax position, as a result of unanticipated events or circumstances, in particular the level of foreign source earnings.

Management continually monitors and evaluates the impact of current events and circumstances on the esti -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mates and assumptions used in the recognition of deferred tax assets and the related tax positions. Additional information about our income taxes and related accounting policies is included in the Significant Accounting Policies and Income Taxes sections of Management’s Discussion and Analysis and in Notes 1 and 16 to the Consolidated Financial Statements in our 2002 10-K, and in Note 7 to the Consolidated Financial Statements in this 10-Q.

FINANCIAL CONDITION

Risk Management

Our business requires us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Management of the risks inherent in our businesses is essential for financial performance and creating long-term value. In our view, the goal of risk management is the control of what we perceive to be our four primary risk factors—credit risk, liquidity risk, market risk and operating risk—to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to FleetBoston as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies.

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

Loans and Leases

In millions	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

Domestic:
Commercial and industrial	$33,365	$35,892	$39,359
Commercial real estate	10,010	10,556	11,001
Consumer	57,976	51,721	43,168
Lease financing	10,702	10,675	11,199

Total domestic loans and leases	112,053	108,844	104,727

International:
Commercial(a)	9,920	10,654	11,507
Consumer	1,099	1,094	1,005
Lease financing	3,272	3,268	3,141

Total international loans and leases	14,291	15,016	15,653

Total loans and leases	$126,344	$123,860	$120,380

(a)	Includes commercial real estate loans totaling $88 million, $60 million and $64 million at September 30, 2003, June 30, 2003 and December 31, 2002, respectively.

Total loans and leases increased $6 billion and $2.5 billion from December 31, 2002 and June 30, 2003, respectively, to $126.3 billion at September 30, 2003. These increases were mainly due to a significant rise in domestic consumer loans, primarily residential mortgages and home equity loans, which are more fully described later in this section under Consumer Loans. Partially offsetting these increases were reduced domestic and international commercial loans, resulting from continued weak credit demand and our efforts to reduce credit exposures in targeted areas, which we substantially completed in the second quarter of 2003, and a decline in commercial real estate, or “CRE,” loans, reflecting loan runoff and weak credit demand.

The following tables present domestic and international commercial and industrial, or “C&I,” loans and lease financing exposures (including investments in leasing joint ventures), loan outstandings and related nonperforming loans, or “NPLs,” at September 30, 2003 and December 31, 2002, to the ten most significant industry sectors based on total consolidated exposure at September 30, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Domestic C&I and Lease Financing Exposure

	September 30, 2003			December 31, 2002
In millions	Total Exposure(a)	Outstanding	NPLs(b)	Total Exposure(a)	Outstanding	NPLs(b)

Retailing	$8,631	$2,474	$12	$9,395	$2,306	$13
Energy production and distribution:
Merchant energy	429	241	57	965	712	150
Other energy production and distribution	7,468	2,278	—	7,745	2,761	22
Transportation and transportation services:
Air transportation	858	766	38	1,027	947	48
Other transportation and transportation services	5,797	3,376	68	6,220	3,693	103
Media:
Cable television	1,923	972	—	2,201	1,389	159
Other media	4,320	1,456	23	5,638	2,371	37
Financial services	6,827	1,423	—	8,419	1,538	12
Insurance	6,028	395	—	6,622	529	—
Healthcare services	5,582	2,739	44	5,370	2,483	16
Business services	4,345	1,835	24	5,091	2,363	135
Machinery and equipment	4,247	1,772	30	4,922	2,348	54
Banking and finance	3,841	895	30	4,617	1,270	30
Other(c)	52,000	23,689	335	55,869	26,164	653

Total	$112,296	$44,311	$661	$124,101	$50,874	$1,432

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $1.6 billion ($.7 billion outstanding) and $1.9 billion ($.7 billion outstanding) at September 30, 2003 and December 31, 2002, respectively. Also includes exposure to the telecommunications industry of $.9 billion ($.4 billion outstanding) and $1.4 billion ($.8 billion outstanding) at September 30, 2003 and December 31, 2002, respectively.

We utilize credit derivative contracts, specifically credit default swaps, as one tool to manage the credit risk created by our domestic lending and leasing portfolio. At September 30, 2003, the aggregate notional amount of these contracts was approximately $1.5 billion. At December 31, 2002, the aggregate notional amount was $290 million. The related aggregate fair values of these contracts are recorded as trading derivatives in our consolidated balance sheet.

International C&I and Lease Financing Exposure

	September 30, 2003			December 31, 2002
In millions	Total Exposure(a)	Outstanding	NPLs(b)	Total Exposure(a)	Outstanding	NPLs(b)

Retailing	$1,104	$316	$21	$1,154	$321	$22
Energy production and distribution:
Merchant energy	—	—	—	103	43	8
Other energy production and distribution	1,747	1,503	194	1,873	1,635	262
Transportation and transportation services:
Air transportation	555	555	—	553	552	—
Other transportation and transportation services	1,807	1,676	15	1,684	1,508	17
Media:
Cable television	203	195	26	181	176	33
Other media	686	480	89	792	581	96
Financial services	183	136	—	192	123	—
Insurance	44	40	—	78	23	—
Healthcare services	34	26	1	38	29	1
Business services	452	333	63	543	353	8
Machinery and equipment	422	349	2	597	326	2
Banking and finance	652	481	205	911	614	179
Other(c)	8,714	7,014	382	9,862	8,300	695

Total	$16,603	$13,104	$998	$18,561	$14,584	$1,323

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $.5 billion ($.5 billion outstanding) and $.6 billion ($.5 billion outstanding) at September 30, 2003 and December 31, 2002, respectively. Also includes exposure to the telecommunications industry of $.9 billion ($.9 billion outstanding) and $1.1 billion ($1.1 billion outstanding) at September 30, 2003 and December 31, 2002, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commercial Real Estate Loans

September 30, 2003 domestic CRE loans outstanding, composed of loans secured by real estate, totaled $10 billion compared to $11 billion at December 31, 2002. Total exposure (outstandings and unfunded commitments to extend credit, including letters of credit and financial guarantees) was $12.4 billion at September 30, 2003 compared to $13.8 billion at December 31, 2002. Significant property types included in these amounts are presented in the following table:

	September 30, 2003		December 31, 2002
In millions	Total Exposure	Outstanding	Total Exposure	Outstanding

Offices	$2,577	$2,298	$2,959	$2,620
Apartments	2,134	1,708	2,340	1,879
Retail	1,587	1,385	1,890	1,721

Total NPLs related to domestic CRE loans were $58 million and $73 million at September 30, 2003 and December 31, 2002, respectively, with $13 million and $39 million, respectively, related to retail properties. International commercial real estate loans outstanding are not significant and are not included in the information presented above.

Consumer Loans

In millions	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

Domestic:
Home equity	$30,173	$26,616	$22,840
Residential real estate	19,017	16,657	11,092
Credit card	5,457	5,319	5,894
Consumer margin loans	1,329	1,254	1,166
Student loans	892	763	849
Installment/other	1,108	1,112	1,327

Total domestic loans	57,976	51,721	43,168

International:
Residential real estate	559	542	498
Credit card	181	175	142
Installment/other	359	377	365

Total international loans	1,099	1,094	1,005

Total consumer loans	$59,075	$52,815	$44,173

Domestic consumer loans increased $14.8 billion, or 34.3%, from December 31, 2002 and $6.3 billion, or 12.1%, from June 30, 2003, to $58 billion, at September 30, 2003. These increases were mainly due to higher residential real estate loans, primarily due to purchases of high quality jumbo loans, and strong growth in home equity loans, mainly attributable to high demand due to low interest rates and our focused efforts on cross-selling this product. The international consumer loan portfolio was relatively flat compared to June 30, 2003 and December 31, 2002.

In October 2003, we announced an agreement to acquire approximately $1.5 billion of aggregate credit card receivables from a major retailer. Under the terms of the agreement, the purchase price will consist of approximately $500 million in cash and the assumption of secured debt of approximately $800 million. We expect to complete this acquisition by the end of 2003.

Lease Financing

Domestic lease financing totaled $10.7 billion at September 30, 2003 compared with $11.2 billion at December 31, 2002. This $497 million, or 4.4%, decrease was a result of runoff and weak demand, as well as higher levels of early terminations and portfolio sales due to the lower interest rate environment. The domestic portfolio was relatively flat compared with June 30, 2003, as third quarter runoff was offset by new business volume. The international lease financing portfolio increased 4.2% to $3.3 billion at September 30, 2003, resulting mainly from new business volume.

Our consolidated leasing portfolio of $14 billion at September 30, 2003 and $14.3 billion at December 31, 2002 primarily included full-payout, direct financing leases to corporate customers. Included in the portfolio were $4.3 billion and $4 billion of investments in leveraged leases at September 30, 2003 and December 31, 2002, respectively, and operating lease receivables of $1.1 billion and $1.2 billion at September 30, 2003 and December 31, 2002, respectively. In addition, we have exposures in leasing joint ventures, which totaled $243 million and $316 million at September 30, 2003 and December 31, 2002, respectively, and are included in other assets in our consolidated balance sheet. The aggregate leasing portfolio, including exposures in leasing joint ventures, was primarily concentrated in the United States, Europe, Asia, Australia and Canada.

The largest components of the aggregate leasing portfolio in terms of exposure to industry sectors were air transportation – $1.3 billion at September 30, 2003 and $1.5 billion at December 31, 2002; railroad – $1.4 billion at both September 30, 2003 and December 31, 2002; energy production and distribution – $1.4 billion at both September 30, 2003 and December 31, 2002; healthcare – $1 billion at September 30, 2003 and $900 million at December 31, 2002; and food and beverage – $800 million at September 30, 2003 and $900 million at December 31, 2002. Of the total air transportation exposure, approximately $.5 billion at both September 30, 2003 and December 31, 2002 had direct credit support primarily in the form of letters of credit, surety bonds, certificates of deposit, marketable investment securities and sovereign guarantees with counterparties of good credit standing.

The above exposure amounts are included in the C&I and lease financing exposure tables presented earlier in this section.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonperforming Assets

In millions	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

Domestic:
NPLs:
C&I	$570	$749	$1,309
CRE	58	70	73
Consumer	69	77	72
Lease financing	91	125	123
Securities/OREO/other	52	30	41

Total domestic	840	1,051	1,618

International:
NPLs:
Commercial	$998	$1,047	$1,323
CRE	49	49	50
Consumer	63	72	54
Securities/OREO/other	390	384	414

Total international	1,500	1,552	1,841

Total NPAs	$2,340	$2,603	$3,459

Throughout this 10-Q, including the table above, nonperforming assets, or “NPAs,” and related ratios do not include loans greater than 90 days past due and still accruing interest, and assets held for sale or accelerated disposition, or “AHAD,” both of which we discuss later in this section.

NPAs at September 30, 2003 decreased $1.1 billion, or 32%, compared to December 31, 2002, and $263 million, or 10%, compared to June 30, 2003. The decrease in NPAs for both periods was primarily attributable to decreases in domestic and international commercial NPLs, mainly the result of charge-offs and customer payments.

Excluding NPAs related to Argentina ($1.2 billion at September 30, 2003, $1.3 billion at June 30, 2003 and $1.7 billion at December 31, 2002), NPAs decreased $136 million, or 11%, from June 30, 2003 and $638 million, or 36%, compared to December 31, 2002.

Total NPAs at September 30, 2003, as a percentage of related assets and as a percentage of total assets, were 1.85% and 1.19%, respectively, compared to 2.86% and 1.82%, respectively, at December 31, 2002. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were .92% and 1.51% at September 30, 2003 and December 31, 2002, respectively.

Activity in Nonperforming Assets

Nine months ended September 30 In millions	2003	2002

Balance at beginning of period	$3,459	$1,849
Additions	1,530	4,270
Reductions:
Payments/interest applied	(1,026)	(548)
Returned to accrual	(90)	(64)
Charge-offs/writedowns	(1,081)	(1,035)
Sales/other	(440)	(454)

Total reductions	(2,637)	(2,101)

Subtotal	2,352	4,018

Assets reclassified as held for sale or accelerated disposition	(12)	(259)

Balance at end of period	$2,340	$3,759

During the first nine months of 2003, we placed $1.5 billion of assets on nonaccrual status, compared to $4.3 billion during the first nine months of 2002. The level of additions during the third quarter of 2003, which totaled $407 million, was the lowest since the third quarter of 2001.

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

The following table presents the components of loans and leases greater than 90 days past due and still accruing interest. The increase in the domestic C&I amount at September 30, 2003 was mainly due to a large loan which was brought current subsequent to September 30, 2003.

In millions	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

Domestic:
C&I	$103	$29	$35
CRE	1	1	2
Consumer	182	192	191
Lease financing	10	11	24

Total domestic	296	233	252

International:
Commercial	$4	$5	$4
CRE	1	—	1
Consumer	9	14	25

Total international	14	19	30

Total	$310	$252	$282

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2003 and December 31, 2002, we had AHAD, which we classify as other assets in our consolidated balance sheet, with a net carrying value of $43 million and $138 million, respectively, none of which was accruing interest. The decrease from year-end primarily resulted from principal payments by customers and sales of loans. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

Reserve for Credit Losses Activity

Nine months ended September 30, 2003
In millions	Domestic	International	Total

Balance at beginning of year	$2,515	$1,349	$3,864
Loans charged off	(1,180)	(488)	(1,668)
Recoveries of loans charged off	189	44	233

Net charge-offs	(991)	(444)	(1,435)
Provision for credit losses	819	11	830
Other(a)	(138)	7	(131)

Balance at end of period	$2,205	$923	$3,128

Nine months ended September 30, 2002
In millions	Domestic	International	Total

Balance at beginning of year	$2,455	$1,179	$3,634
Loans charged off	(1,751)	(269)	(2,020)
Recoveries of loans charged off	148	19	167

Net charge-offs	(1,603)	(250)	(1,853)
Provision for credit losses	1,533	477	2,010
Other(a)	(7)	(57)	(64)

Balance at end of period	$2,378	$1,349	$3,727

(a)	Domestic amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices, as previously disclosed in our first and second quarter 2003 10-Qs. In addition, a reduction in domestic reserves resulted from sales and securitizations of loans. International amounts in both years primarily related to changes in the value of the Argentine peso.

On a consolidated basis, the reserve for credit losses compared to period-end loans was 2.48% at September 30, 2003, compared to 3.21% at December 31, 2002 and 3.18% at September 30, 2002. Excluding reserves related to Argentina of $547 million at September 30, 2003, $870 million at December 31, 2002, and $1 billion at September 30, 2002, the reserve for credit losses to period-end loans was 2.07%, 2.54% and 2.37%, respectively. On a consolidated basis, the reserve for credit losses compared to period-end NPLs was 165% at September 30, 2003, 129% at December 31, 2002 and 113% at September 30, 2002 and net charge-offs as a percentage of average loans were 1.56% and 2.06% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

The reserve allocated to Argentina included an Allocated Transfer Risk Reserve, or “ATRR,” required by banking regulators, of $185 million and $474 million at September 30, 2003 and December 31, 2002, respectively. The decrease in the ATRR from December 31, 2002 was due to loan charge-offs and customer loan payments during the first nine months of 2003. In October 2003, the Interagency Country Exposure Review Committee, or “ICERC,” indicated that it may require the banking industry to increase the ATRR from the current 50% of Argentine cross-border exposure, as defined, to 75% by December 31, 2003. We expect that this increase in the ATRR requirement will be covered by our existing reserve for credit losses allocated to Argentina. You can read about the ATRR in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K and in the Country Risk section of this discussion and analysis. Reserves allocated to Brazil were $296 million, $350 million and $208 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

On a consolidated basis, we currently expect that consolidated credit costs (provision for credit losses and other credit-related charges) will at least remain stable and could decrease, if current trends in the economy and our risk assessment of the loan and lease portfolio continue to improve. Additional information about the reserve for credit losses and related provisioning is included in the Reserve for Credit Losses section of Management’s Discussion and Analysis in our 2002 10-K.

Country Risk

Latin America

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at September 30, 2003 and December 31, 2002. The total assets in each country include the related cross-border outstandings.

Total Assets In billions	September 30, 2003	December 31, 2002

Argentina	$2.9	$3.7
Brazil	8.8	9.1
Chile	1.6	1.5
Mexico	1.2	1.3
Other Latin America	1.7	2.0

Total Latin America	$16.2	$17.6

Cross-Border Outstandings(a) In billions	September 30, 2003	December 31, 2002

Argentina	$1.0	$1.5
Brazil	1.9	2.2
Chile	.7	.7
Mexico	.7	.8
Other Latin America	.4	.8

Total Latin America	$4.7	$6.0

(a)	Amounts are net of cross-border risk mitigation, which is discussed later in this Country Risk section.

The remainder of this section presents updated information about our operations in Argentina and Brazil.

In broad terms, the total assets of our overseas operations are subject to a number of risks, collectively referred to as “country risk.” Country risk includes the following:

–	the possibility of deteriorating economic conditions;
–	political and social upheaval;
–	nationalization and expropriation of assets;
–	exchange controls/restrictions on the remittance of funds (transfer or cross-border risk); and
–	currency depreciation or devaluation.

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

Total cross-border outstandings to Argentina, as defined, amounted to .8% and 1.2% of our consolidated total assets at September 30, 2003 and December 31, 2002, respectively. Total cross-border outstandings to Brazil, as defined, amounted to 2.8% and 3.3% of our consolidated total assets at September 30, 2003 and December 31, 2002, respectively. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at September 30, 2003 and December 31, 2002.

Argentina

Argentine total assets were approximately $2.9 billion and $3.7 billion at September 30, 2003 and December 31, 2002, respectively. These assets, which are subject to country risk as previously described, have the following components:

	Sept. 30,	Dec. 31,
In billions	2003	2002

Loans	$1.9	$2.4
Placements with central bank and other banks	.3	.3
Securities	.4	.4
Fixed assets and other nonearning assets	.3	.6

Total assets	$2.9	$3.7

Local funding from Argentine operations	$1.4	$1.4
Cross-border outstandings before risk mitigation – see separate table	$1.5	$2.3

The table below presents the components of loans.

	Sept. 30,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.3
Corporate:
Multinationals	.2	.2
Argentine corporations	1.1	1.6
Middle market and financial institutions	.1	.1
Sovereign	.2	.2

Total loans	$1.9	$2.4

The decline in Argentine total assets from December 31, 2002 was mainly attributable to loan charge-offs and customer loan payments during the nine months ended September 30, 2003 and the sale of our 20% investment in an Argentine pension company during the second quarter of 2003. At September 30, 2003, the largest loan component reflected in the above table was utilities, which comprised 18% of loans to Argentine corporations. Rates charged by these utilities are determined by Argentine government regulation.

NPAs in the Argentine portfolio were $1.2 billion at September 30, 2003 compared to $1.7 billion at December 31, 2002. NPAs at September 30, 2003 included $.4 billion of government securities and the remainder were loans. Included in our consolidated reserve for credit losses at September 30, 2003 was $547 million allocated to Argentina, which included an ATRR required by banking regulators of $185 million. These reserves were $870 million and $474 million, respectively, at December 31,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002. The decline in the ATRR from December 31, 2002 resulted from loan charge-offs and customer loan payments. Net charge-offs for the nine months ended September 30, 2003 were $330 million. In October 2003, ICERC indicated that it may require the banking industry to increase the ATRR from the current 50% of Argentine cross-border exposure, as defined, to 75% by December 31, 2003. Management expects that this increase in the ATRR requirement will be covered by the existing reserve for credit losses allocated to Argentina. However, the increased ATRR requirement is an additional consideration for our overall Argentine balance sheet management strategy, and will result in redesignating various securities to an available for sale classification from their previous held to maturity classification.

As of September 30, 2003, we had $267 million on deposit with the Argentine Central Bank to meet statutory reserve requirements related to our Argentine operation’s $1.4 billion of local deposits. We are required by local regulations to place the required reserves with the Central Bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operation.

Included in Argentine total assets of $2.9 billion at September 30, 2003 and $3.7 billion at December 31, 2002 are cross-border outstandings, as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Argentina.

	Sept. 30,	Dec. 31,
In billions	2003	2002

Argentina:(a)(b)(c)
Trade-related claims	$.4	$.4
Other claims on third parties	.8	1.3
Investment in and funding of local operation(d)	.3	.6

Total cross-border outstandings	$1.5	$2.3

Cross-border risk mitigation:
Insurance contracts	.4	.5
Guarantees, including trade-related of $.02 billion and $.03 billion	.1	.3

Total cross-border outstandings, net of cross-border risk mitigation	$1.0	$1.5

(a)	Total cross-border outstandings to Argentina were 0.8% and 1.2% of total consolidated assets at September 30, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Argentina were 3.0%, 3.4% and 93.6% at September 30, 2003 and 2.5%, 7.8% and 89.7% at December 31, 2002, respectively.
(c)	Cross-border commitments for Argentina at September 30, 2003 and December 31, 2002 were $87 million and $84 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.

The decrease in cross-border outstandings from December 31, 2002 was primarily due to loan charge-offs recorded and loan payments received from customers  during the first nine months of 2003.

The $1.5 billion of cross-border outstandings at September 30, 2003 had $.5 billion of cross-border risk mitigation. You can obtain additional information about Argentina’s cross-border risk mitigation in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K.

Due to current Argentine economic and political conditions, it is not possible to predict the impact that future developments may have on our total Argentine cross-border exposure of $1.5 billion, or on the $.5 billion of cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantees if such a situation arises. In addition, realization of potential claims under various treaties and other forums is not possible to predict.

The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	Sept. 30,	Dec. 31,
In billions	2003	2002

Argentina:
Trade-related claims	$.4	$.4
Other claims on third parties	.6	.9
Investment in and funding of local operation	—	.2

Total cross-border outstandings, net of cross-border risk mitigation	$1.0	$1.5

Argentine Mutual Funds

Our Argentine operation managed approximately $210 million of mutual funds at September 30, 2003. Certain of the Argentine government’s economic measures, which restricted withdrawals of bank deposits, also applied to mutual fund investments. Therefore, mutual fund investors could not receive redemptions of their funds, and this has resulted in litigation, which we discussed previously in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K and first quarter 2003 10-Q (the corralito-related litigation).

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine long U.S. dollar currency position, which can change over time due to balance sheet management strategy, for which related foreign exchange gains or losses are recorded in our income statement on a current basis.

	September 30, 2003		December 31, 2002
In millions	Quarter- End	Daily Average	Quarter- End	Daily Average

Argentina(a)	$82	$87	$147	$215

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended September 30, 2003, the Argentine peso strengthened versus the U.S. dollar by approximately 16%, and we recorded approximately $33 million of foreign exchange losses related to our long U.S. dollar currency position. These losses were net of approximately $4 million of foreign exchange gains recorded during the third quarter of 2003 resulting from a 4% devaluation of the Argentine peso versus the U.S. dollar in that same period. The nature of our currency position is based on the balance sheet structure, management’s view of the macroeconomic and liquidity conditions and our perception of the risk environment. The continuing evolution of the Argentine government’s economic measures may impact the nature of our currency position in future periods and its potential impact on income. We will continue to monitor the impact of the exchange rate on our currency position and Argentine operations.

In addition to the currency exposure discussed above, our investment in and funding of local operation, which primarily represents peso assets in excess of peso liabilities, creates gains and losses which arise from changes in the local currency exchange rate versus the U.S. dollar. These gains and losses, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax. As previously mentioned, the peso has strengthened versus the U.S. dollar by approximately 16% from December 31, 2002. Accordingly, after-tax translation gains of $25 million were recorded during the first nine months of 2003. These gains were net of after-tax translation losses of $3 million recorded during the third quarter of 2003. At September 30, 2003, the cumulative translation impact recorded in other comprehensive income and the impact of foreign exchange forward contracts used to hedge the translation exposure on a portion of the investment in and funding of local operation was a $553 million pre-tax unrealized loss, or $333 million after-tax.

Recent Events

In September 2003, the Argentine administration reached a new three-year accord with the International Monetary Fund, or “IMF,” to refinance $21.2 billion of debt with the IMF and other multilateral lending organizations. In addition, the Argentine government has started renegotiating a restructuring proposal on $88 billion of sovereign debt with external bondholders. Our Argentine operation has less than $1 million of sovereign debt that would fall into this restructuring proposal. We do not expect this debt restructuring proposal to have a significant impact on our Argentine operations.

The IMF agreement did not include any specific action by the Argentine government to compensate banks for losses incurred as a result of the government decrees issued during 2002 related to judicial deposit claims. Refer to Recent Events in the Country Risk section of Management’s Discussion and Analysis in our first and second quarter 2003 10-Qs for additional discussion related to the deposit re-dollarization. There have been no actions taken by the government or the judicial system to halt judicial deposit claims or that would indicate that the re-dollarization of deposits would not occur. The judicial deposit claims have resulted in approximately $333 million of cumulative pre-tax charges through September 30, 2003, including the $100 million charge recorded during the second quarter of 2003 discussed below.

During the third quarter of 2003, new types of judicial deposit claims were brought against banks. Some Argentine judges ruled that certain depositors, who had their accounts pesofied and had previously received their deposits in Argentine pesos under certain government mechanisms, could make a claim. To date, such claims brought against our Argentine branch have not been significant. The branch has filed appeals to these claims.

During the second quarter of 2003 and as more fully disclosed in our second quarter 2003 10-Q, we recorded a charge and related reserve of $100 million, which represented management’s estimate at that time of the impact of ongoing court-ordered reimbursement related to Argentine deposits. Management believes that this reserve remains appropriate at September 30, 2003. This reserve reflects management’s current estimate, after considering various possible outcomes based on current available information and their related consequences on prior government decrees; Argentine government and judicial actions when executing other programs; and the recent judicial actions described in the previous paragraph. There can be no assurance that additional charges will not have to be recorded as events continue to evolve, or that this charge may ultimately prove unnecessary to some extent.

During the third quarter of 2003, the Lower House of the Argentine Congress passed a bill that would allow for compensation to banks for losses incurred from the asymmetric inflation adjustment to assets and liabilities. In October 2003, the bill was approved by the Senate. Details on how the compensation bill would be implemented and when banks would receive the compensation remain unclear at this time. Our Argentine operation has incurred cumulative pre-tax charges of approximately $90 million through September 30, 2003 related to this compensation proposal.

We continue to monitor and evaluate the Argentine economic situation and related economic measures discussed above and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures and continuing economic, political, including

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the new presidential administration, and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

Brazil

We had total assets in Brazil of approximately $8.8 billion and $9.1 billion at September 30, 2003 and December 31, 2002, respectively. These assets, which are subject to country risk as previously described, have the following components:

	Sept. 30,	Dec. 31,
In billions	2003	2002

Loans	$4.8	$5.3
Securities:
Available for sale	.6	.7
Trading	.1	.1
Resale agreements	1.9	1.3
Other monetary assets	.8	1.0
Fixed assets and other nonearning assets	.6	.7

Total assets	$8.8	$9.1

Local funding from Brazilian operations	$3.2	$2.8
Cross-border outstandings before risk mitigation – see separate table	$5.6	$6.3

The table below presents the components of loans.

	Sept. 30,	Dec. 31,
In billions	2003	2002

Consumer	$.3	$.2
Corporate:
Multinationals	1.9	2.2
Brazilian corporations	2.2	2.7
Middle market and financial institutions	.4	.2

Total loans	$4.8	$5.3

The decline in total assets reflects our efforts to reduce our risk exposure in Brazil by decreasing lending activities in certain industries and changing the mix of treasury assets while increasing local funding from Brazilian operations.

NPAs in the Brazilian portfolio were $196 million at September 30, 2003 compared to $63 million at December 31, 2002. Net charge-offs for the nine months ended September 30, 2003 were $76 million compared to $16 million for the same period in 2002. The increase in NPAs and net charge-offs was primarily related to utilities and telecommunications credits. Our consolidated reserve for credit losses at September 30, 2003 included $296 million allocated to Brazil, compared to $350 million at December 31, 2002. We continue to closely monitor the situation in Brazil and will adjust our reserve level in the event that there is a change in our perception of the country’s economic situation or individual borrowers’ credit risk.

As part of our Brazilian operation’s balance sheet management, we held approximately $3.3 billion of treasury assets (securities available for sale, resale agreements and other monetary assets in the preceding balance sheet table) at September 30, 2003, compared to $3 billion at December 31, 2002. Of this total, securities available for sale were composed mainly of Brazilian government bonds, which were $550 million at September 30, 2003 compared to $670 million at December 31, 2002, with the decline due to maturities. At September 30, 2003, these government securities had an average duration of approximately 1.5 years compared to 1.2 years at December 31, 2002. Approximately 50% of these local currency denominated Brazilian government bonds were indexed to the U.S. dollar at September 30, 2003. Substantially all of the local currency denominated Brazilian government bonds were indexed to the U.S. dollar at December 31, 2002. Treasury assets also included $1.9 billion of resale agreements, the majority of which were with banks in Brazil, which were collateralized by Brazilian government bonds.

Our Brazilian balance sheet is funded by intercompany funding, local liabilities and third party liabilities from outside of Brazil where the provider of funds assumes the transfer risk, which is discussed below.

Included in Brazilian total assets of $8.8 billion at September 30, 2003 and $9.1 billion at December 31, 2002, respectively, are cross-border outstandings, as follows:

	Sept. 30,	Dec. 31,
In billions	2003	2002

Brazil(a)(b)(c)
Trade-related claims	$2.3	$3.1
Other claims on third parties	1.5	1.5
Investment in and funding of local operation(d)(e)	1.8	1.7

Total cross-border outstandings	$5.6	$6.3

Cross-border risk mitigation:
Insurance contracts	.9	1.0
Other trade-related transfer risk mitigation	1.2	1.3
Third party funding	.9	.8
Guarantees, including trade-related of $.4 billion and $.6 billion	.7	1.0

Total cross-border outstandings, net of cross-border risk mitigation	$1.9	$2.2

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 2.8% and 3.3% at September 30, 2003 and December 31, 2002, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties for Brazil were 27.4%, 17.5% and 55.1% at September 30, 2003 and 15.8%, 10.4% and 73.8% at December 31, 2002, respectively.
(c)	Cross-border commitments for Brazil at September 30, 2003 and December 31, 2002 were $41 million and $105 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.
(e)	Investment in and funding of local operation excluded trade-related claims of $.4 billion and $.9 billion at September 30, 2003 and December 31, 2002, respectively, which are included in trade-related claims reported separately above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total cross-border outstandings decreased from December 31, 2002, mainly due to a reduction of loans and an increase in local funding from Brazilian operations.

The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

	Sept. 30,	Dec. 31,
In billions	2003	2002

Brazil:
Short-term trade-related claims	$.4	$.8
Nontrade-related claims	.1	.1
Other(a)	1.4	1.3

Total cross-border outstandings, net of cross-border risk mitigation	$1.9	$2.2

(a)	Primarily related to investment in and funding of local operation.

Our Brazilian operation actively uses various products such as insurance contracts, guarantees, third party funding and other trade-related transfer risk mitigation to mitigate the cross-border risk related to its third party claims and intercompany funding. Cross-border risk mitigation related to the $5.6 billion of cross-border outstandings at September 30, 2003 amounted to $3.7 billion. You can obtain additional information about Brazil’s cross-border risk mitigation in the Country Risk section of Management’s Discussion and Analysis in our 2002 10-K.

In light of current Brazilian economic and political conditions, it is not possible to predict the impact that future developments may have on the cross-border risk mitigation, including our ability to file a claim under the insurance policies or to be reimbursed under the guarantees if such a situation arises.

Our Brazilian trade-related exposure as of September 30, 2003 and December 31, 2002 was as follows:

	Sept. 30,	Dec. 31,
In billions	2003	2002

Assets with transfer risk mitigation:
Insurance contracts	$.1	—
Other trade-related transfer risk mitigation	1.2	$1.3
Third party funding	.2	.4
Guarantees	.4	.6
Assets with no transfer risk mitigation:
Short-term trade	.4	.8

Total trade-related claims (refer to Brazil cross-border outstandings table)	$2.3	$3.1

Mutual Funds

We acted as manager for approximately $6.2 billion of mutual funds in Brazil at September 30, 2003, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	September 30, 2003		December 31, 2002
In millions	Quarter- End	Daily Average	Quarter- End	Daily Average

Brazil(a)(b)	$5	$24	$(8)	$8

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

During the first nine months of 2003, the Brazilian real strengthened against the U.S. dollar by approximately 21%. Since the first quarter of 2003, the overnight benchmark interest rate has decreased by a total of 600 basis points to 20%. Inflation rates have also declined during the second and third quarters of 2003, while the unemployment rate has risen. While the economic situation in Brazil has considerably improved and the current president continues to receive high approval ratings since he took office, interest rates remain high and the economy remains under some pressure. We will continue to monitor the political situation in Brazil to assess what impact any new Brazilian government measures may have on our operations. As discussed above, we consider the country risks when we establish internal risk limits. We continue to closely monitor the situation in Brazil and the potential impact it could have on our Brazilian operations.

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

At September 30, 2003, our parent company had commercial paper outstanding of $880 million and short-term liquid assets of $3.5 billion, compared to $938 million and $4 billion, respectively, at December 31, 2002.

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

Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. Liquidity may also be enhanced through the securitization of commercial and consumer receivables. During the first nine months of 2003, we securitized approximately $750 million of credit card receivables, $776 million of home equity loans and $1.2 billion of commercial loans.

Currently, our parent company has $1.3 billion available, under an effective shelf registration, for the issuance of senior or subordinated debt securities and other debt securities, common stock, preferred stock or trust preferred securities. During the third quarter of 2003, Fleet Capital Trust IX issued $175 million of 6.00% trust preferred securities.

Based upon our parent company’s level of excess funds and its ability to access the capital markets for additional funding when necessary, including its ability to issue debt and equity securities under its current shelf registration, we consider overall liquidity at September 30, 2003 to be sufficient to meet our current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

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

Under this methodology, aggregate VAR averaged $29 million daily for the nine months ended September 30, 2003, a decrease from the daily average of $72 million for all of 2002. During the first nine months of 2003, daily VAR ranged from a high of $60 million to a low of $19 million, compared to a high of $135 million and a low of $28 million for all of 2002. At September 30, 2003, total VAR usage measured $24 million.

For the nine months ended September 30, 2003, much of the price risk in our trading activities arose from foreign exchange trading activities, which decreased from 2002 to an average of $13 million, or 45% of aggregate average VAR. The majority of foreign exchange risk relates to our Argentine currency position, which reflects prevailing economic conditions and government measures implemented during the year. Additional information concerning this currency position is included in the Country Risk section of this discussion and analysis.

Risk from interest rate activities, which includes directional and spread components, for the nine months ended September 30, 2003 decreased from 2002 to an average of $12 million, or 41% of aggregate average VAR. Interest rate risk arises from our portfolio of credit derivatives that we hold as a hedge against potential deterioration in the credit quality of our domestic lending and leasing portfolio, and trading activity in various domestic fixed-income markets and some international markets.

The contribution to VAR from equity trading activities for the first nine months of 2003 declined from 2002 to an average of $4 million, or 14% of aggregate average VAR, primarily generated at our NYSE specialist firm.

Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. In no instance during the first nine months of 2003 did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date.

For the nine months ended September 30, 2003, daily trading-related revenues, which include certain components of capital markets-related revenue (trading profits and commissions, foreign exchange and market-making revenue), as well as net interest income from

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

these trading positions, ranged from a loss of $9.5 million to a profit of $8.6 million. For the 2002 period, those revenues ranged from a loss of $24.6 million to a profit of $20.7 million.

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

As of September 30, 2003, the pricing of forward markets implied that the Federal Reserve Board would maintain a stable monetary policy for approximately nine months, then would begin to tighten monetary policy in mid-2004.

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

Rate Change (Basis Points)	Estimated Exposure to Net Interest Income (In millions)

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

+200	$311	$395	$(113)
-200	(541)	(436)	(107)

As presented above, net interest income as of September 30, 2003 remains exposed to a sudden and severe decline in interest rates. Changes between quarters were modest as factors affecting the position tended to offset. It is important to note that, given the current low level of interest rates, the -200 basis points scenario implies a federal funds target interest rate at 0%.

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

The following table reflects estimated EVE exposures, calculated as of the period-ends presented, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years. June and September 2003 amounts reflect a change in measurement methodology implemented during the first quarter of 2003 to incorporate a concept of target duration of equity, which more accurately reflects the relative interest rate exposure arising from our banking and investment activities, and to measure exposures on an after-tax basis. Prior period amounts have been restated to reflect this new methodology. While an immediate shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, a gradual shift in interest rates would have a much more modest impact.

Rate Change (Basis Points)	Estimated Exposure to Economic Value (In millions)

	Sept. 30, 2003	June 30, 2003	Dec. 31, 2002

+200	$50	$536	$466
+100	263	547	469
-100	(676)	(1,142)	(764)
-200	(1,758)	(2,272)	(1,840)

It is estimated that as of September 30, 2003, EVE would be only modestly impacted by a further rise in interest rates. On the other hand, estimated EVE exposure to a sharp decline in interest rates remains material but is somewhat reduced from prior quarter-end. The pattern of nonlinear and asymmetrical exposure is due primarily to the projected adverse impact of mortgage prepayments and core deposit pricing under declining interest rates. The change from the prior quarter-end is primarily due to a steepening of the yield curve, which has reduced anticipated mortgage prepayments and extended the average expected life of mortgage assets.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. Until the Argentine crisis is resolved, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in that country. Non-trading interest rate risk exposure in other Latin American countries was insignificant at September 30, 2003.

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

Risk Management Instruments

September 30, 2003	Notional		Weighted Average Maturity	Fair	Weighted Average Rate
Dollars in millions	Value		(Years)	Value	Receive		Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans	$4,500
fixed-rate deposits	25
long-term debt	1,009

	5,534		4.8	$142	3.42%		1.12%

Pay fixed/ receive variable hedging:
short-term fixed-rate deposits	3,495
variable long-term debt	2,860

	6,355		4.2	(341)	1.80	%(a)	5.07	%(a)

Options hedging:
fixed-rate deposits	25
long-term debt	709

	734	(b)	28.4	(83)	—		—

Total domestic interest rate risk management instruments	$12,623		5.8	$(282)	3.24	%(a)	1.56	%(a)

International interest rate risk management instruments
Interest rate futures hedging foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate deposits	185.8			—	—		—

Total hedges of net interest income	$12,808		5.7	$(282)	3.24	%(a)	1.56	%(a)

Domestic credit risk management instruments
Credit derivatives hedging loans	10		1.9	—	—		—

International credit risk management instruments
Credit derivatives hedging variable-rate and fixed-rate loans	405		2.5	37	—		—

Total hedges of credit risk	$415		2.5	$37	—		—

Foreign exchange risk management instruments
Swaps hedging:
foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate loans	$265.9			$(6)	—		—
foreign currency denominated long-term debt	72		4.8	(2)	—		—
Options hedging foreign currency denominated long-term debt	27		4.8	—	—		—
Forward and spot contracts hedging foreign currency denominated debt securities, fixed-rate deposits and net investment in foreign operations	883.6			(6)	—		—
Futures hedging foreign currency denominated variable-rate repurchase and resale agreements and forecasted purchase of resale agreements	2,220		1.5	—	—		—

Total hedges of foreign exchange	$3,467		1.3	$(14)	—		—

Total risk management instruments	$16,690		4.7	$(259)	3.24	%(a)	1.56	%(a)

(a)	Calculation excludes $5.7 billion of notional value related to forward starting pay fixed/ receive variable interest rate swaps. Because these swaps are forward starting, there is no receive variable rate associated with these swaps at September 30, 2003. Therefore, these swaps are not included in the weighted average receive or weighted average pay rates.
(b)	Represents options embedded in callable swaps associated with a portion of the $1 billion notional value of receive fixed/ pay variable swaps hedging long-term debt and the $25 million notional value of receive fixed/ pay variable swaps hedging fixed-rate deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Management

Capital Ratios(a)

	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Risk-adjusted assets (in millions)	$182,206	$182,533	$183,571
Tier 1 risk-based capital (4% minimum)	8.64%	8.24%	8.24%
Total risk-based capital (8% minimum)	11.79	11.72	11.77
Leverage (3% minimum)	8.38	8.27	8.34
Common equity to assets	8.82	8.70	8.87
Total equity to assets	8.96	8.84	9.01
Tangible common equity to tangible total assets	6.65	6.40	6.52
Tangible common equity to tangible managed assets	6.16	5.89	6.01
Tangible total equity to tangible total assets	6.79	6.54	6.67

(a)	All ratios include discontinued operations.

At September 30, 2003, we exceeded all regulatory required minimum capital ratios, as our tier 1 and total risk-based capital ratios were 8.64% and 11.79%, respectively, compared with 8.24% and 11.72%, respectively, at December 31, 2002. The increase in the tier 1 risk-based capital ratio was directly related to an increase in tier 1 capital, due in part to the issuance of trust preferred securities discussed below, as well as an increase in retained earnings. The leverage ratio, a measure of tier 1 capital to quarterly average assets, was 8.38% at September 30, 2003 compared with 8.27% at December 31, 2002. The increase in the leverage ratio was due to the above-mentioned increase in tier 1 capital, partially offset by an increase in average assets, particularly home equity loans and residential mortgages.

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

At September 30, 2003, the parent company had $3.5 billion of short-term liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is included in Note 12 to the Consolidated Financial Statements in our 2002 10-K.

RECENT ACCOUNTING DEVELOPMENTS

In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor. More information about this Interpretation is included in Note 1 to the Consolidated Financial Statements in our 2002 10-K.

In October 2003, the FASB issued a FASB Staff Position, or “FSP,” deferring the effective date for applying the consolidation provisions of the Interpretation to the end of the first interim period ending after December 15, 2003 (December 31, 2003 for FleetBoston) for VIEs created prior to January 31, 2003. The FSP also allows for early adoption for some or all VIEs in which a company holds interests. The FASB has also indicated that it will be issuing a modification of the Interpretation.

We evaluated the significant SPEs with which we do business, which are the commercial paper conduits and asset management vehicles described in Note 8 to the Consolidated Financial Statements in this 10-Q, and determined that they meet the definition of a VIE. With the exception of one of the commercial paper conduits, we have determined that consolidation is not required for these VIEs. Since our analysis was completed prior to September 30, 2003, based on our understanding of the Interpretation and existing accounting guidance at that time, we adopted the Interpretation’s consolidation provisions effective July 1, 2003 for these VIEs. We have not yet adopted the Interpretation’s consolidation provisions for the commercial paper conduit, as we are still evaluating restructuring alternatives in light of current accounting guidance. We currently believe that we may be required to consolidate this conduit, as it is currently structured, based on our interpretation of the guidance at this time. Consolidation of the conduit, which had aggregate assets of approximately $2.5 billion at September 30, 2003, would not have a significant impact on our financial condition or results of operations.

We currently include in our consolidated financial statements a number of statutory business trusts. The sole purpose of each of these trusts has been to issue trust pre -

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ferred securities and invest the proceeds in junior subordinated debentures issued by our parent company. The trust preferred securities issued by the trusts are included in long-term debt in our consolidated balance sheet. Our continued consolidation of these trusts will be evaluated in light of the expected modification of the Interpretation. If the trusts were no longer included in our consolidated financial statements, the consolidated financial statement impact would not be significant. Additional information concerning these trusts is included in Note 9 to the Consolidated Financial Statements in our 2002 10-K.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which established requirements for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard was effective immediately for all financial instruments entered into or modified after May 31, 2003 and effective for all existing contracts on July 1, 2003. Adoption of this standard did not have a significant impact on our results of operations or financial condition.

Based on their evaluation of the impact of the Interpretation and SFAS No. 150, banking regulators indicated during the second quarter of 2003 that the capital treatment of conduit assets and trust preferred securities will remain unchanged until further notice.

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

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

Dollars in millions, except per share amounts	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Interest income:
Interest and fees on loans and leases	$1,820	$1,937	$5,540	$6,255
Interest on securities and trading assets	303	339	1,007	1,141
Other	90	114	331	353

Total interest income	2,213	2,390	6,878	7,749

Interest expense:
Deposits of domestic offices	246	351	790	1,112
Deposits of international offices	76	146	266	534
Short-term borrowings	103	83	292	327
Long-term debt	240	282	760	872
Other	8	11	34	35

Total interest expense	673	873	2,142	2,880

Net interest income	1,540	1,517	4,736	4,869

Provision for credit losses	265	352	830	2,010

Net interest income after provision for credit losses	1,275	1,165	3,906	2,859

Noninterest income:
Banking fees and commissions	401	386	1,170	1,152
Investment services revenue	387	379	1,120	1,188
Capital markets-related revenue	286	211	415	343
Credit card revenue	151	195	461	522
Other	157	155	532	520

Total noninterest income	1,382	1,326	3,698	3,725

Noninterest expense:
Employee compensation and benefits	860	838	2,507	2,478
Occupancy and equipment	238	242	727	743
Marketing and public relations	47	62	159	163
Legal and other professional	37	44	108	116
Intangible asset amortization	19	21	59	65
Other	410	386	1,218	1,173

Total noninterest expense	1,611	1,593	4,778	4,738

Income from continuing operations before income taxes	1,046	898	2,826	1,846
Applicable income tax expense	371	301	1,003	619

Income from continuing operations	675	597	1,823	1,227

Discontinued operations:
(Loss)/income from discontinued operations	—	(25)	96	(415)
Applicable income tax (benefit)/expense	—	(7)	53	(116)

Net income	$675	$579	$1,866	$928

Basic weighted average common shares outstanding (in millions)	1,048.1	1,045.9	1,047.5	1,045.1
Diluted weighted average common shares outstanding (in millions)	1,052.7	1,047.0	1,050.7	1,049.2
Income from continuing operations applicable to common shares	$670	$592	$1,809	$1,213
Basic earnings per share – continuing operations	.64	.57	1.73	1.16
Diluted earnings per share – continuing operations	.64	.57	1.72	1.16

Net income applicable to common shares	$670	$574	$1,852	$914
Basic earnings per share – net income	.64	.55	1.77	.87
Diluted earnings per share – net income	.64	.55	1.76	.87
Dividends declared	.35	.35	1.05	1.05

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

Dollars in millions, except per share amounts	September 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$10,201	$11,574
Federal funds sold and securities purchased under agreements to resell	3,914	2,418
Trading assets	4,151	4,486
Securities (including pledges of $13,660 in 2003 and $13,834 in 2002)	30,844	30,425
Loans and leases	126,344	120,380
Reserve for credit losses	(3,128)	(3,864)

Net loans and leases	123,216	116,516

Due from brokers/dealers	4,953	4,331
Premises and equipment, net	2,415	2,562
Goodwill	4,272	4,328
Intangible assets	288	350
Assets of discontinued operations	187	654
Other assets	11,957	12,809

Total assets	$196,398	$190,453

Liabilities
Deposits:
Domestic:
Noninterest bearing	$32,377	$32,412
Interest bearing	88,610	82,281
International:
Noninterest bearing	2,005	1,658
Interest bearing	9,523	9,463

Total deposits	132,515	125,814

Federal funds purchased and securities sold under agreements to repurchase	6,584	7,360
Other short-term borrowings	7,758	3,950
Trading liabilities	2,384	3,224
Due to brokers/dealers	5,008	4,297
Long-term debt	16,350	20,581
Liabilities of discontinued operations	156	548
Accrued expenses and other liabilities	8,049	7,846

Total liabilities	178,804	173,620

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, par value $1.00	271	271
Common stock, par value $.01 (1,086.9 million shares issued in 2003 and 1,086.7 million shares issued in 2002)	11	11
Common surplus	4,018	4,011
Retained earnings	14,504	13,748
Accumulated other comprehensive income	109	175
Treasury stock, at cost (34.3 million shares in 2003 and 36.9 million shares in 2002)	(1,319)	(1,383)

Total stockholders’ equity	17,594	16,833

Total liabilities and stockholders’ equity	$196,398	$190,453

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

Nine months ended September 30 Dollars in millions, except per share amounts	Preferred Stock	Common Stock	Common Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

2002
Balance at December 31, 2001	$271	$11	$4,055	$14,078	$ 774	$(1,581)	$17,608
Net income				928			928
Other comprehensive loss, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					73
Change in translation adjustment, net of taxes					(374)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					(151)
Net gains reclassified to statement of income					(178)
Adjustment of minimum pension liability, net of taxes					(21)

Other comprehensive loss					(651)		(651)

Total comprehensive income							277
Cash dividends declared on common stock ($1.05 per share)				(1,100)			(1,100)
Cash dividends declared on preferred stock				(14)			(14)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(17)	(12)		120	91
Other, net			(29)			33	4

Balance at September 30, 2002	$271	$11	$4,009	$13,880	$ 123	$(1,428)	$16,866

2003
Balance at December 31, 2002	$271	$11	$4,011	$13,748	$ 175	$(1,383)	$16,833
Net income				1,866			1,866
Other comprehensive loss, net of taxes:
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment					(45)
Change in translation adjustment, net of taxes					(10)
Change in derivative instruments, net of taxes:
Net change in fair values of derivatives					110
Net gains reclassified to statement of income					(121)

Other comprehensive loss					(66)		(66)

Total comprehensive income							1,800
Cash dividends declared on common stock ($1.05 per share)				(1,105)			(1,105)
Cash dividends declared on preferred stock				(14)			(14)
Common stock issued in connection with dividend reinvestment and employee benefit plans			(3)	9		64	70
Stock option expense			10				10

Balance at September 30, 2003	$271	$11	$4,018	$14,504	$ 109	$(1,319)	$17,594

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

Nine months ended September 30	2003	2002
In millions

Cash Flows from Operating Activities
Net income	$1,866	$928
Income/(loss) from discontinued operations	43	(299)

Net income from continuing operations	1,823	1,227
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	352	342
Stock-based compensation expense	53	34
Intangible asset amortization	59	65
Provision for credit losses	830	2,010
Charges related to leasing joint venture exposures	60	18
Deferred income tax expense	330	104
Securities (gains)/losses	(104)	142
Net writedowns of principal investing investments	179	153
Charge related to estimated Argentine deposit reimbursement	100	—
Gain from sale of equity investment	(64)	—
Net decrease/(increase) in mortgages held for sale	156	(121)
Net decrease in trading assets	335	30
Net (decrease)/increase in trading liabilities	(840)	1,374
Net (increase)/decrease in due from brokers/dealers	(622)	626
Net decrease in accrued receivables	181	339
Net increase/(decrease) in due to brokers/dealers	711	(498)
Net decrease in accrued liabilities	(24)	(602)
Other, net	(14)	(1,695)

Net cash flow provided by operating activities	3,501	3,548

Cash Flows from Investing Activities
Net (increase)/decrease in federal funds sold and securities purchased under agreements to resell	(1,496)	4,343
Purchases of securities available for sale	(21,927)	(22,384)
Proceeds from sales of securities available for sale	8,790	16,916
Proceeds from maturities of securities available for sale	12,737	4,264
Purchases of securities held to maturity	(601)	(557)
Proceeds from maturities of securities held to maturity	583	623
Proceeds from securitizations and sales of loan portfolios by banking subsidiary	4,034	3,753
Purchases of residential mortgage loans	(15,092)	(1,976)
Net decrease in loans and leases	3,459	2,978
Proceeds from sales of businesses	334	—
Purchases of premises and equipment	(199)	(320)

Net cash flow (used in)/provided by investing activities	(9,378)	7,640

Cash Flows from Financing Activities
Net increase/(decrease) in deposits	6,701	(3,002)
Net increase/(decrease) in short-term borrowings	3,032	(2,240)
Proceeds from issuance of long-term debt	857	1,337
Repayments and maturities of long-term debt	(5,122)	(6,685)
Proceeds from issuance of common stock	36	71
Cash dividends paid	(1,104)	(1,099)

Net cash flow provided by/(used in) financing activities	4,400	(11,618)

Change in net assets of discontinued operations	75	1,402

Effect of foreign currency translation on cash	29	(269)

Net (decrease)/increase in cash and cash equivalents	(1,373)	703

Cash and cash equivalents at beginning of period	11,574	12,162

Cash and cash equivalents at end of period	$10,201	$12,865

Supplemental Disclosures – continuing operations
Interest paid	$2,214	$3,337
Income taxes paid	588	563

See accompanying Condensed Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  Unless otherwise indicated or unless the context requires otherwise, all references in these condensed notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $196 billion in assets as of September 30, 2003, organized along five lines of business: Personal Financial Services; Regional Commercial Financial Services and Investment Management; National Commercial Financial Services; International Banking and Capital Markets.

Our interim consolidated financial statements accompanying these notes are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results of operations in these financial statements have been made. The preparation of consolidated financial statements requires management to make estimates and assumptions in the application of certain accounting policies that materially affect the reported amounts of assets, liabilities, revenues and expenses. As a result of unanticipated events or circumstances, actual results could differ from those estimates. You should read these consolidated financial statements and related notes together with the financial information in our 2002 10-K and first and second quarter 2003 10-Qs, all of which we previously filed with the SEC.

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

Three months ended September 30	2003	2002
In millions

Net income, as reported	$675	$579
Add: stock-based compensation expense included in reported net income, net of taxes	11	8
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	25	31

Pro forma net income	$661	$556

Earnings per share:
Basic-as reported	$.64	$.55
Basic-pro forma	.63	.53

Diluted-as reported	$.64	$.55
Diluted-pro forma	.62	.53

Nine months ended September 30	2003	2002
In millions

Net income, as reported	$1,866	$928
Add: stock-based compensation expense included in reported net income, net of taxes	34	22
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of taxes	77	93

Pro forma net income	$1,823	$857

Earnings per share:
Basic-as reported	$1.77	$.87
Basic-pro forma	1.73	.80

Diluted-as reported	$1.76	$.87
Diluted-pro forma	1.72	.80

Recent Accounting Developments.  In January 2003, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor. More information about this Interpretation is included in Note 1 to the Consolidated Financial Statements in our 2002 10-K.

In October 2003, the FASB issued a FASB Staff Position, or “FSP,” deferring the effective date for apply -

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

ing the consolidation provisions of the Interpretation to the end of the first interim period ending after December 15, 2003 (December 31, 2003 for FleetBoston) for VIEs created prior to January 31, 2003. The FSP also allows for early adoption for some or all VIEs in which a company holds interests. The FASB has also indicated that it will be issuing a modification of the Interpretation.

We evaluated the significant SPEs with which we do business, which are the commercial paper conduits and asset management vehicles described in Note 8, and determined that they meet the definition of a VIE. With the exception of one of the commercial paper conduits, we have determined that consolidation is not required for these VIEs. Since our analysis was completed prior to September 30, 2003, based on our understanding of the Interpretation and existing accounting guidance at that time, we adopted the Interpretation’s consolidation provisions effective July 1, 2003 for these VIEs. We have not yet adopted the Interpretation’s consolidation provisions for the commercial paper conduit, as we are still evaluating restructuring alternatives in light of current accounting guidance. We currently believe that we may be required to consolidate this conduit, as it is currently structured, based on our interpretation of the guidance at this time. Consolidation of the conduit, which had aggregate assets of approximately $2.5 billion at September 30, 2003, would not have a significant impact on our financial condition or results of operations.

We currently include in our consolidated financial statements a number of statutory business trusts. The sole purpose of each of these trusts has been to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by our parent company. The trust preferred securities issued by the trusts are included in long-term debt in our consolidated balance sheet. Our continued consolidation of these trusts will be evaluated in light of the expected modification of the Interpretation. If the trusts were no longer included in our consolidated financial statements, the consolidated financial statement impact would not be significant. Additional information concerning these trusts is included in Note 9 to the Consolidated Financial Statements in our 2002 10-K.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which established requirements for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard was effective for all financial instruments entered into or modified after May 31, 2003 and effective for all existing contracts on July 1, 2003. Adoption of this standard did not have a significant impact on our results of operations or financial condition.

Based on their evaluation of the impact of the Interpretation and SFAS No. 150, banking regulators indicated during the second quarter of 2003 that the capital treatment of conduit assets and trust preferred securities will remain unchanged until further notice.

NOTE 2.	MERGERS, ACQUISITIONS AND DISCONTINUED OPERATIONS

Merger Announcement

On October 27, 2003, we announced a definitive agreement to merge with Bank of America Corporation, or “Bank of America,” a global financial services company headquartered in Charlotte, North Carolina, with Bank of America the surviving company. Bank of America had consolidated total assets of approximately $737 billion at September 30, 2003 and operates in 30 countries. The acquisition will be accounted for using the purchase method of accounting and each share of FleetBoston common stock will be exchanged for .5553 shares of Bank of America common stock. The merger is expected to close in the first half of 2004, and is subject to FleetBoston and Bank of America shareholder, as well as regulatory, approvals.

Acquisition

In August 2003, we announced a definitive merger agreement with Progress Financial Corporation, or “Progress,” a banking franchise serving the greater Philadelphia area. Progress had consolidated total assets of approximately $1 billion at September 30, 2003 and operated 21 full-service branches primarily in Pennsylvania. The acquisition is expected to close in the first quarter of 2004 and is subject to regulatory and Progress shareholder approvals.

The acquisition will be accounted for using the purchase method of accounting and .9333 shares of our common stock will be exchanged for each share of Progress common stock, subject to adjustment based on the market price of our common stock. If the market price of our common stock exceeds $33 per share for a specified period, the exchange ratio will be adjusted downward, effectively limiting the consideration to Progress share-holders to $30.80 per Progress common share, or .9333 times $33.

Discontinued Operations

In April 2003, we completed our sale of Interpay, Inc., or “Interpay,” our payroll and human resource services business. In connection with the sale, we recognized a gain of $117 million ($57 million after-tax). In 2002, we an -

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

nounced our decision to sell or otherwise discontinue Robertson Stephens, AFSA Data Corporation, or “AFSA,” our fixed income business in Asia, or “Asia,” and Fleet Trading. The nine months ended September 30, 2002 results included an after-tax gain of $173 million from the sale of AFSA and aggregate after-tax losses related to Robertson Stephens and Asia of $451 million. Financial information related to discontinued businesses is presented separately in our income statement as discontinued operations, and the remaining assets and liabilities of those businesses held for sale are carried in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less disposition costs, including related exit costs.

The following table presents condensed, combined results of operations for discontinued operations, and includes Robertson Stephens and Asia in all periods presented, AFSA in the nine months ended September 30, 2002 and the Interpay sale gain for the nine months ended September 30, 2003. Results for Fleet Trading are included in all periods presented except for the third quarter of 2003, since that business was completely divested by June 30, 2003.

	Three months ended Sept. 30		Nine months ended Sept. 30
In millions	2003	2002	2003	2002

Interest income	$1	$22	$7	$73
Interest expense	—	12	2	28

Net interest income	1	10	5	45

Provision for credit losses	—	1	—	14
Noninterest income	—	16	118	653
Noninterest expense	1	50	27	1,099

(Loss)/income before income taxes	—	(25)	96	(415)

Income tax (benefit)/expense	—	(7)	53	(116)

Net (loss)/income	$—	$(18)	$43	$(299)

The following table presents the condensed, combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens and Asia at September 30, 2003 and December 31, 2002 and Fleet Trading at December 31, 2002. These aggregate assets and liabilities are included in our consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

In millions	September 30, 2003	December 31, 2002

Cash and cash equivalents	$8	$109
Trading assets	15	29
Net loans	22	215
Other assets(a)	142	301

Total assets	$187	$654

Deposits	—	$150
Other liabilities(b)	$156	398

Total liabilities	$156	$548

(a)	December 31, 2002 amount also includes securities and premises and equipment.
(b)	Includes accrued expenses and other liabilities at September 30, 2003 and includes trading liabilities, accrued expenses and other liabilities at December 31, 2002.

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 3.	SECURITIES

The following table presents securities available for sale and held to maturity:

	September 30, 2003		December 31, 2002
In millions	Amortized Cost	Market Value	Amortized Cost	Market Value

Securities available for sale:
U.S. Treasury and government agencies	$378	$379	$2,017	$2,032
Mortgage-backed securities	24,128	24,401	21,295	21,742
Foreign debt securities	1,006	1,021	1,171	1,085
Other debt securities	2,048	2,043	2,431	2,446

Total debt securities	27,560	27,844	26,914	27,305

Marketable equity securities	296	326	411	425
Other equity securities	1,785	1,785	1,815	1,815

Total securities available for sale	29,641	29,955	29,140	29,545

Total securities held to maturity	889	1,015	880	885

Total securities	$30,530	$30,970	$30,020	$30,430

NOTE 4.	LOANS AND LEASES

The following table presents details of loan and lease financing balances:

In millions	September 30, 2003	December 31, 2002

Domestic:
Commercial and industrial	$33,365	$39,359
Commercial real estate	10,010	11,001
Home equity	30,173	22,840
Residential real estate	19,017	11,092
Credit card	5,457	5,894
Other consumer	3,329	3,342
Lease financing	10,702	11,199

Total domestic loans and leases, net of unearned income	112,053	104,727

International:
Commercial	9,920	11,507
Consumer	1,099	1,005
Lease financing	3,272	3,141

Total international loans and leases, net of unearned income	14,291	15,653

Total loans and leases, net of unearned income(a)	$126,344	$120,380

(a)	Net of unearned income of $3.7 billion at both September 30, 2003 and December 31, 2002.

Consolidated lease financing balances included aggregate investments in leveraged leases of $4.3 billion and $4 billion at September 30, 2003 and December 31, 2002, respectively, and aggregate operating leases to corporate customers of $1.1 billion and $1.2 billion at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003 and December 31, 2002, nonperforming assets, or “NPAs,” totaled $2.3 billion and $3.5 billion, respectively, including $1.9 billion of nonperforming loans, or “NPLs,” and $442 million of other NPAs at September 30, 2003, compared to $3 billion of NPLs and $455 million of other NPAs at December 31, 2002. Total NPAs at September 30, 2003 and December 31, 2002, respectively, included $1.2 billion and $1.7 billion related to Argentina.

NPAs included impaired loans of $1.7 billion and $2.7 billion at September 30, 2003 and December 31, 2002, respectively. The following table presents information related to impaired loans, which we have defined as all commercial and commercial real estate loans on nonaccrual status and troubled debt restructurings.

	Sept. 30,	Dec. 31,
In millions	2003	2002

Impaired loans with a reserve	$807	$1,884
Impaired loans without a reserve	876	768

Total impaired loans	$1,683	$2,652

Reserve for impaired loans(a)	$220	$913

Quarterly average balance of impaired loans	$1,802	$2,769

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

At September 30, 2003 and December 31, 2002, we had assets held for sale or accelerated disposition, or “AHAD,” with a net carrying value of $43 million and $138 million, respectively, none of which were accruing interest. Transfers to AHAD are made in accordance with management’s intention to focus appropriate resources on the quick disposition of these assets. AHAD is included in other assets in our consolidated balance sheet.

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 5.	RESERVE FOR CREDIT LOSSES

A summary of activity in the reserve for credit losses follows:

Nine months ended September 30	2003	2002
In millions

Balance at beginning of year	$3,864	$3,634
Gross charge-offs:
Domestic:
Commercial and industrial	725	1,363
Commercial real estate	17	7
Residential real estate	2	2
Credit card	251	210
Other consumer	66	89
Lease financing	119	80
International	488	269

Total gross charge-offs	1,668	2,020

Recoveries:
Domestic:
Commercial and industrial	128	85
Commercial real estate	2	2
Residential real estate	1	2
Credit card	19	15
Other consumer	20	27
Lease financing	19	17
International	44	19

Total recoveries	233	167

Net charge-offs	1,435	1,853
Provision for credit losses	830	2,010
Other(a)	(131)	(64)

Balance at end of period(b)	$3,128	$3,727

(a)	Amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices, as previously disclosed in our first and second quarter 2003 10-Qs. In addition, a reduction in domestic reserves resulted from sales and securitizations of loans. Amount for 2002 primarily related to changes in the value of the Argentine peso.
(b)	Amounts included $110 million and $139 million, respectively, related to unfunded commitments to extend credit and other off-balance sheet financial instruments, including $62 million and $47 million at September 30, 2003 and 2002, respectively, related to financial standby letters of credit.

The reserve for credit losses, specifically allocated to Argentina, as of September 30, 2003, December 31, 2002 and September 30, 2002 amounted to $547 million, $870 million and $1,023 million, respectively, including an allocated transfer risk reserve, or “ATRR,” required by banking regulators of $185 million at September 30, 2003. Reserves allocated to Brazil were $296 million at September 30, 2003, $350 million at December 31, 2002 and $208 million at September 30, 2002.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill was $4.3 billion at both September 30, 2003 and December 31, 2002. No goodwill was acquired, and no impairment losses were recognized, during the third quarters of 2003 and 2002.

At September 30, 2003, the carrying value of goodwill by major line of business, which reflected the second quarter of 2003 organizational realignment, was $1.8 billion for Personal Financial Services, $1.5 billion for Regional Commercial Financial Services and Investment Management, $.6 billion for National Commercial Financial Services, $.3 billion for Capital Markets and $.1 billion for International Banking. These balances were relatively unchanged from December 31, 2002.

The following table shows the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at September 30, 2003 and December 31, 2002.

	September 30, 2003		December 31, 2002
In millions	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Purchased credit card	$393	$347	$398	$302
Customer relationship	195	31	195	19

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at September 30, 2003 and December 31, 2002 was $221 million and $284 million, respectively. Related amortization expense for the nine months ended September 30, 2003 and 2002 was $59 million and $65 million, respectively. Estimated amortization for 2003 and 2004 is $78 million and $51 million, respectively, $19 million for 2005, and $18 million for 2006 through 2008.

The carrying value of indefinite-lived intangible assets was $67 million and $66 million at September 30, 2003 and December 31, 2002, respectively.

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

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

financial guarantees, as well as credit derivatives, market value guarantees for customers, and earn-out agreements associated with business combinations. More information about guarantees is included in Note 10 to the Consolidated Financial Statements in our 2002 10-K.

At September 30, 2003, financial standby and performance letters of credit and financial guarantees, net of participations, amounted to $12.6 billion, compared to $12 billion at December 31, 2002. Of the $12.6 billion at September 30, 2003, $2.7 billion expires in 2003, $7.9 billion in 2004 through 2006 and $2.0 billion in 2007 and after. The aggregate carrying amount of the liability related to these contracts was approximately $142 million at September 30, 2003 compared to $59 million at December 31, 2002.

Credit derivatives and market value guarantees, collectively derivative contracts, are entered into in the normal course of business to satisfy the investment and risk management needs of our customers. These derivative contracts, which contingently require us to pay amounts based upon changes in market prices and interest rates and the occurrence of specified credit events, include credit derivatives for the sale of credit protection and written options, such as interest rate options, foreign exchange rate options, precious metal options and equity security options. With respect to credit derivatives, the maximum potential amount that we could be required to pay equals the aggregate notional value of the contracts, which totaled $5.0 billion and $3.6 billion at September 30, 2003 and December 31, 2002, respectively, including $1.9 billion and $2.2 billion, respectively, related to commercial paper conduits. With respect to written options, the maximum potential amount that we could be required to pay is not quantifiable because of the nature of certain of these contracts.

At September 30, 2003 and December 31, 2002, the aggregate fair value of the above-described derivative contracts of $1.4 billion and $1.6 billion, respectively, was included in trading liabilities in the consolidated balance sheet, and the remaining maturity of these contracts ranged from less than one month to twenty-nine years.

To minimize the customer-driven risk exposures resulting from derivative contracts, we enter into offsetting derivative positions. Offsetting derivative positions are included in trading assets in the consolidated balance sheet, and are carried at fair value.

In connection with a business combination, we may agree to pay consideration contingent upon specified events in the future, under an “earn-out agreement.” At September 30, 2003 and December 31, 2002, we were contingently liable to pay approximately $109 million and $270 million, respectively, under such agreements, and had a recorded liability in our consolidated balance sheet of approximately $85 million and $75 million at September 30, 2003 and December 31, 2002, respectively. The measurement period for these earn-out agreements expires within three years.

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

As disclosed in Note 14 to the Consolidated Financial Statements in our 2002 10-K, we have defined benefit pension plans covering substantially all domestic employees, one of which has a cash balance formula. Cash balance formulas have been the subject of recent court decisions affecting other companies. At this point we are unable to assess whether the publicized matters would have any impact on our plan.

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

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

At September 30, 2003 and December 31, 2002, these conduits had aggregate assets of approximately $5 billion and $6.2 billion, respectively, consisting primarily of loans and debt securities, and aggregate liabilities outstanding, primarily commercial paper, of $5 billion and $6.2 billion, respectively. Based on commitments of the conduits to their customers at September 30, 2003, the conduits could be required to provide additional funding totaling $1.6 billion, compared to $2.1 billion at December 31, 2002.

The commercial paper outstandings and commitments of the conduits to provide additional funding are supported by backup liquidity lines of credit provided by FleetBoston and third parties. We have provided backup liquidity lines totaling $2.6 billion at September 30, 2003 and $3.7 billion at December 31, 2002. No amounts were outstanding under these liquidity lines at either period-end.

We also provide direct credit support to the conduits in the form of credit derivative contracts, which had a notional amount of $1.9 billion and $2.2 billion at September 30, 2003 and December 31, 2002, respectively, or financial standby letters of credit, which totaled approximately $164 million and $281 million at September 30, 2003 and December 31, 2002, respectively. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held collateral totaling $425 million at September 30, 2003, compared to $734 million at December 31, 2002.

We also provide asset management and related services to other special purpose vehicles unrelated to the conduits utilized by the commercial paper programs. These vehicles invest in financial assets such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.5 billion and $3.4 billion at September 30, 2003 and December 31, 2002, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At September 30, 2003 and December 31, 2002, FleetBoston held equity investments in these vehicles of approximately $15 million and $18 million, respectively. FleetBoston provides backup liquidity lines, which totaled $76 million and $95 million at September 30, 2003 and December 31, 2002, respectively, to two of these vehicles. No amounts were outstanding under these liquidity lines at either period-end. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet.

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

Of the remaining $71 million restructuring accrual, $37 million was paid during the first nine months of 2003 and 1,063 employees corresponding to this accrual left FleetBoston.

During the first nine months of 2003, we utilized $113 million of the remaining $154 million exit-related accrual, consisting of payments of $17 million for personnel-related costs, $35 million for facilities costs, $15 million for contract cancellation costs and $46 million of other costs, primarily payments to settle investigations related to certain activities of Robertson Stephens. In addition, 39 employees corresponding to these accruals left FleetBoston during the first nine months of 2003.

2001 Restructuring Accruals

The remaining 2001 restructuring accrual of $77 million at December 31, 2002 consisted of unpaid accruals of $32 million, $32 million and $13 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. During the first nine months of 2003, we utilized $34 million of these accruals by paying $22 million of personnel benefits, $5 million of contract cancellation costs and $6 million of facilities-related costs and incurring $1 million of asset writedowns. In addition, 96 employees corresponding to these accruals left FleetBoston. During the first nine months of 2003, we reversed $13 million of accruals for personnel benefits which we did not expect to be fully utilized. The remaining unpaid accrual of $30 million at September 30, 2003 consisted of

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

unpaid accruals of $20 million, $9 million and $1 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. These accruals primarily consisted of expected cash outlays related to severance and facilities obligations.

The following table presents aggregate restructuring and exit cost accrual activity during the nine months ended September 30, 2003.

Restructuring and Exit-Related Accrual Activity

	2002	2002	2001
In millions	Restructuring Accrual	Exit-Related Accrual	Restructuring Accruals

Balance at December 31, 2002	$71	$154	$77
Restructuring reversals	—	—	(13)
Cash payments	(37)	(113)	(33)
Noncash writedowns	—	—	(1)

Balance at September 30, 2003	$34	$41	$30

NOTE 10.  EARNINGS PER SHARE

A summary of the calculation of earnings per common share follows:

Three months ended September 30	2003		2002

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,048,105,105	1,048,105,105	1,045,930,275	1,045,930,275
Additional shares due to:
Stock options and awards	—	4,559,334	—	1,102,404

Total equivalent shares	1,048,105,105	1,052,664,439	1,045,930,275	1,047,032,679

Earnings per share:

Income from continuing operations	$675	$675	$597	$597
Less preferred stock dividends	(5)	(5)	(5)	(5)

Income from continuing operations available to common stockholders	$670	$670	$592	$592

Total equivalent shares	1,048,105,105	1,052,664,439	1,045,930,275	1,047,032,679

Earnings per share – continuing operations	$.64	$.64	$.57	$.57

Income/(loss) from discontinued operations	—	—	$(18)	$(18)

Total equivalent shares	1,048,105,105	1,052,664,439	1,045,930,275	1,047,032,679

Earnings/(loss) per share – discontinued operations	—	—	$(.02)	$(.02)

Net income	$675	$675	$579	$579
Less preferred stock dividends	(5)	(5)	(5)	(5)

Net income available to common stockholders	$670	$670	$574	$574

Total equivalent shares	1,048,105,105	1,052,664,439	1,045,930,275	1,047,032,679

Earnings per share – net income	$.64	$.64	$.55	$.55

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Nine months ended September 30	2003		2002

Dollars in millions, except per share amounts	BASIC	DILUTED	BASIC	DILUTED

Average shares outstanding	1,047,453,765	1,047,453,765	1,045,092,173	1,045,092,173
Additional shares due to:
Stock options and awards	—	3,201,240	—	4,116,276

Total equivalent shares	1,047,453,765	1,050,655,005	1,045,092,173	1,049,208,449

Earnings per share:

Income from continuing operations	$1,823	$1,823	$1,227	$1,227
Less preferred stock dividends	(14)	(14)	(14)	(14)

Income from continuing operations available to common stockholders	$1,809	$1,809	$1,213	$1,213

Total equivalent shares	1,047,453,765	1,050,655,005	1,045,092,173	1,049,208,449

Earnings per share – continuing operations	$1.73	$1.72	$1.16	$1.16

Income/(loss) from discontinued operations	$43	$43	$(299)	$(299)

Total equivalent shares	1,047,453,765	1,050,655,005	1,045,092,173	1,049,208,449

Earnings/(loss) per share – discontinued operations	$.04	$.04	$(.29)	$(.29)

Net income	$1,866	$1,866	$928	$928
Less preferred stock dividends	(14)	(14)	(14)	(14)

Net income available to common stockholders	$1,852	$1,852	$914	$914

Total equivalent shares	1,047,453,765	1,050,655,005	1,045,092,173	1,049,208,449

Earnings per share – net income	$1.77	$1.76	$.87	$.87

For the three months ended September 30, 2003 and 2002, outstanding common stock options and awards totaling 65.5 million and 89.7 million shares, respectively, were excluded from the calculation of diluted earnings per common share because the impact of such options and awards was antidilutive. Correspondingly, for the nine months ended September 30, 2003 and 2002, 78.6 million and 68.8 million shares, respectively, were excluded from the calculation of diluted earnings per common share.

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

For the nine months ended September 30, 2003 and 2002, we recognized net pre-tax gains of approximately $3 million and $13.7 million, respectively, which represented the ineffective portion of all fair value hedges, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. Net pre-tax losses recognized during the third quarter of 2003 were approximately $4 million, and net pre-tax gains recognized during the third quarter of 2002 were approximately $14 million. The components of fair value excluded from the assessment of fair value hedge effectiveness were net pre-tax gains of approximately $1.7 million for the three months ended September 30, 2003 and net pre-tax losses of approximately $.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 net pre-tax gains

FLEETBOSTON FINANCIAL CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

recognized were approximately $.5 million and for the nine months ended September 30, 2002, net pre-tax losses recognized were approximately $.4 million. We include all components of each derivative’s gain or loss in the assessment of hedge effectiveness, unless otherwise noted.

Cash Flow Hedges.    We utilize derivatives categorized as cash flow hedges primarily to convert floating-rate loans to fixed-rate loans and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

For the nine months ended September 30, 2003, we recognized net pre-tax gains of approximately $3.2 million, which represented the total ineffectiveness of all cash flow hedges, compared to net pre-tax gains of approximately $1.6 million for the nine months ended September 30, 2002. Net pre-tax gains recognized during the quarters ended September 30, 2003 and 2002 were approximately $.9 million and $1 million, respectively.

Gains and losses on derivative contracts that we reclassified from accumulated other comprehensive income into current period earnings are included in the line item in which the hedged item is recorded. As of September 30, 2003, we expected approximately $236 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income to be reclassified into earnings during the next twelve months. This expectation was based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

Hedges of Net Investments in Foreign Operations.    We utilize derivatives categorized as hedges of net investments in foreign operations to protect the value of an investment against adverse exchange rate fluctuations. For the three and nine months ended September 30, 2003, we recorded net after-tax losses of approximately $7.5 million and $8.1 million, respectively, in other comprehensive income related to these derivatives. For the quarter and nine months ended September 30, 2002, we recorded net after-tax losses of approximately $.2 million and net after-tax gains of approximately $2.3 million, respectively, in other comprehensive income related to these derivatives.

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

Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $179 million at September 30, 2003, compared to $1.1 billion at December 31, 2002. Foreign exchange derivative instruments had credit exposure of $24 million at September 30, 2003, compared to $63 million at December 31, 2002. Trading derivatives had credit exposure of $4.3 billion at September 30, 2003 compared to $4.6 billion at December 31, 2002.

NOTE 12.	LINE OF BUSINESS INFORMATION

Information about our operating segments for the quarters and nine months ended September 30, 2003 and 2002 is included in the Line of Business Information section of Management’s Discussion and Analysis in this 10-Q, beginning on page 5.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses. The information presented below should be read together with the information included in Part II, Item 1 of our first quarter 2003 10-Q, which we previously filed with the SEC.

Mutual Fund Investigations.  In September 2003, FleetBoston subsidiaries began receiving subpoenas and information requests from the New York Attorney General, the Securities and Exchange Commission, the NASD and the Massachusetts Securities Division for documents and information regarding late trading and market timing activity in mutual funds. We understand other mutual fund families have received similar inquiries. FleetBoston and its subsidiaries are cooperating with these investigations. FleetBoston is continuing its own examination of these matters, reviewing policies, processes and personnel, and taking appropriate remedial action when called for.

Fleet Specialist, Inc.  As we reported in our first quarter 2003 10-Q, the New York Stock Exchange, or “NYSE,” is conducting an investigation of whether trading practices by specialist firms, including Fleet Specialist, Inc., violated certain NYSE rules and associated securities laws and regulations. Fleet Specialist is cooperating with this investigation, as well as with a related investigation by the SEC. During the late summer of 2003, the staff of the NYSE advised Fleet Specialist that its analysis of trading data for the three-year period ending December 31, 2002 had uncovered trades allegedly in violation of NYSE rules which had disadvantaged customers. On October 15, 2003, Fleet Specialist had a discussion with the staff of the NYSE at which the staff of the NYSE notified Fleet Specialist that it had completed a further analysis of the trading activities of Fleet Specialist for the same period which indicated that the number of transactions allegedly in violation of NYSE rules and the alleged resulting customer disadvantage were substantially larger than previously discussed. Fleet Specialist is in the process of responding to the issues raised by the staff of the NYSE and the SEC investigation. The outcome of these investigations remains uncertain and could involve proceedings and sanctions against Fleet Specialist and individuals. Separately, class action complaints have been filed in New York federal court against Fleet Specialist, FleetBoston and other specialist firms (and their parent companies) on behalf of investors who traded stock on the NYSE between 1998 and 2003 and were allegedly disadvantaged by the improper practices of the specialist firms.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibit Index

Exhibit Number

12	Computation of Consolidated Ratios of Earnings to Fixed Charges

31.1	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of Charles K. Gifford, Chairman and Chief Executive Officer, and Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from July 1, 2003 to the date of the filing of this report:

–	Current Report on Form 8-K, filed July 16, 2003, announcing earnings for the quarter ended June 30, 2003, and reporting remarks by our Chief Financial Officer concerning earnings guidance for full year 2003.

–	Current Report on Form 8-K, filed July 31, 2003, announcing the completion of a public offering of $175 million of 6.00% Preferred Securities of Fleet Capital Trust IX.

–	Current Report on Form 8-K, filed October 16, 2003, announcing earnings for the quarter ended September 30, 2003.

–	Current Report on Form 8-K, filed October 28, 2003, announcing a definitive agreement to merge with Bank of America Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FleetBoston Financial Corporation

(Registrant)

/s/ Robert C. Lamb, Jr.	/s/ Ernest L. Puschaver
Executive Vice President and Chief Financial Officer	Chief Accounting Officer

DATE: November 12, 2003