Form 10-K
period 2003-12-31
FLEETBOSTON FINANCIAL CORP
filed 2004-03-02
CIK 50341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6366

FleetBoston Financial Corporation

(Exact name of Registrant as specified in its charter)

Rhode Island	05-0341324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Federal Street, Boston, Massachusetts	02110
(Address of principal executive offices)	(Zip Code)

617 / 434-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 Par Value	New York Stock Exchange Boston Stock Exchange

Depositary Shares each representing a one-fifth interest in a share of Series VI 6.75% Perpetual Preferred Stock, $1 Par Value	New York Stock Exchange

8.80% Trust Originated Preferred Securities issued by Fleet Capital Trust VI, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

7.20% Capital Securities issued by Fleet Capital Trust VII, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

7.20% Trust Originated Preferred Securities issued by Fleet Capital Trust VIII, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

6.000% Trust Preferred Securities issued by Fleet Capital Trust IX, Guaranteed by FleetBoston Financial Corporation	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

As of June 30, 2003, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $31.1 billion.

The number of shares of common stock of the Registrant outstanding as of January 31, 2004 was 1,069,873,753.

Table of Contents and Cross-Reference Index

PART I.

Item 1.  Business

General

FleetBoston Financial Corporation is a diversified financial services company organized under the laws of the State of Rhode Island. Unless otherwise indicated or unless the context requires otherwise, all references in this Report to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a legal entity separate and distinct from our subsidiaries, assisting those subsidiaries by providing financial resources and management. At December 31, 2003, we had total assets of $200.2 billion, total deposits of $137.8 billion, total stockholders’ equity of $18.3 billion and approximately 47,500 employees. Our principal executive offices are located at 100 Federal Street, Boston, Massachusetts, 02110 (telephone (617) 434-2200).

On October 27, 2003, we announced a definitive agreement to merge with Bank of America Corporation, or “Bank of America,” a global financial services company headquartered in Charlotte, North Carolina, with Bank of America the surviving company. Bank of America had consolidated total assets of approximately $736 billion at December 31, 2003. The acquisition will be accounted for using the purchase method of accounting and each share of FleetBoston common stock will be exchanged for .5553 shares of Bank of America common stock. The merger is expected to close during the second quarter of 2004, and is subject to FleetBoston and Bank of America shareholder, as well as regulatory, approvals. More information about the merger is provided in Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

We make available free of charge through our website at www.fleet.com all reports we electronically file with, or furnish to, the Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. We have included the web addresses of FleetBoston and the SEC as inactive textual references only. Except as specifically incorporated by reference into this Report, information on those websites is not part of this Report.

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

This Report contains statements (including, without limitation, statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Report under Item 7), that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. In addition, FleetBoston may make other written or oral communications from time to time that contain such statements. Forward-looking statements, including statements as to industry trends, future expectations of FleetBoston and other matters that do not relate strictly to historical facts, are based on certain assumptions by management, and are often identified by words or phrases such as “anticipate,” “believe,” “expect,” “intend,” “seek,” “plan,” “objective,” “trend” and “goal.” Forward-looking statements are subject to various assumptions, risks and uncertainties, which change over time, and speak only as of the date they are made.

FleetBoston undertakes no obligation to update any forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors mentioned elsewhere in this Report or previously disclosed in our SEC reports (accessible on the SEC’s website at www.sec.gov or on our website at www.fleet.com), the following factors, among others, could cause actual results to differ materially from forward-looking statements, and future results could differ materially from historical performance:

•	our merger with Bank of America may not occur, or may not close within the expected time frame;
•	expected cost savings from the merger may not be fully realized or realized within the expected time frame;
•	revenues of the combined Bank of America/FleetBoston, or the “combined company,” following the merger may be lower than expected;

•	costs or difficulties related to the integration of our and Bank of America’s businesses may be greater than expected;
•	general political and economic conditions, either domestically or internationally, may be less favorable than expected;
•	Latin America may continue to experience economic, political and social uncertainties;
•	developments concerning credit quality in various corporate lending industry sectors may result in an increase in the levels of our or the combined company’s provision for credit losses, nonperforming assets, net charge-offs and reserve for credit losses;
•	domestic demand for commercial loan and capital markets-related products may continue to be weak; customer borrowing, repayment, investment and deposit practices generally may be less favorable than anticipated; and interest rate and currency fluctuations, equity and bond market fluctuations, and inflation may be greater than expected;
•	the mix of interest rates and maturities of our or the combined company’s interest earning assets and interest bearing liabilities (primarily loans and deposits) may be less favorable than expected;
•	developments concerning the global capital markets may adversely affect our or the combined company’s principal investing and other capital markets-related businesses, as well as our or the combined company’s asset management and brokerage businesses, and the availability and terms of funding necessary to meet our or the combined company’s liquidity needs;
•	competitive product and pricing pressures among financial institutions within our or the combined company’s markets may increase;
•	legislative or regulatory developments, including changes in laws or regulations concerning banking, securities, taxes, capital requirements and risk-based capital guidelines, reserve methodologies, deposit insurance and other aspects of the financial services industry, may adversely affect the businesses in which we or the combined company are engaged or our or the combined company’s financial results;
•	legal and regulatory proceedings and related matters with respect to the financial services industry, including those directly involving us, Bank of America and our respective subsidiaries, including, but not limited to, the mutual fund and specialist matters discussed under Item 3 of this Report, may adversely affect us, the combined company or the financial services industry generally;
•	changes in accounting rules, policies, practices and procedures may adversely affect our or the combined company’s financial results;
•	instruments and strategies used to hedge or otherwise manage exposure to various types of market and credit risk may be less effective than anticipated, and we or the combined company may not be able to effectively mitigate our or the combined company’s risk exposures in particular market environments or against particular types of risk; and
•	terrorist activities or other hostilities, including geopolitical stresses in the Middle East and other areas, may adversely affect the general economy, financial and capital markets, specific industries, and our or the combined company’s businesses.

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

One outgrowth of the competitive environment discussed above has been significant consolidation within the financial services industry on a global, national and regional level. We continue to implement strategic initiatives focused on expanding our core businesses and to explore divestiture, joint venture and other similar business opportunities. We analyze each of our businesses in the context of customer demands, competitive advantages, industry dynamics and growth potential.

For additional information regarding our merger, acquisition and divestiture activities, refer to Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Supervision and Regulation

The businesses in which FleetBoston and its subsidiaries are engaged are subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies in the states and countries where

FleetBoston and its subsidiaries operate. The supervision, regulation and examination to which FleetBoston and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

Several of the more significant regulatory provisions applicable to banks and financial holding companies to which FleetBoston and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning FleetBoston and its subsidiaries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the businesses and prospects of FleetBoston and its subsidiaries.

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

Non-bank Subsidiaries.    Many of our non-banking subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Our brokerage subsidiaries are regulated by the SEC, the New York Stock Exchange, or “NYSE,” the National Association of Securities Dealers, Inc., or “NASD,” and state securities regulators. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-banking subsidiaries of FleetBoston are subject to the laws and regulations of both the federal government and the various states and countries in which they conduct business.

Other Requirements and Regulations.    FleetBoston and its subsidiaries are also affected by the fiscal and monetary policies of the U.S. federal government and the Federal Reserve Board, and by various other governmental requirements and regulations in the states and countries where FleetBoston and its subsidiaries operate.

Financial and Bank Holding Company Activities

“Financial in Nature” Requirement.    As a financial holding company, we may engage in, and acquire companies engaged in, activities that are considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. These activities include, among other things, securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, and merchant banking. If any banking subsidiary of FleetBoston ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may: (1) place limitations on FleetBoston’s ability to conduct the broader financial activities permissible for financial holding companies; or (2) impose any limitations or conditions on the conduct or activities of FleetBoston or any of its affiliates as the Federal Reserve Board finds to be appropriate and consistent with the purposes of the Bank Holding Company Act. If the deficiencies persist, the Federal Reserve Board may require us to divest any banking subsidiary or cease to engage in any activities permissible for financial holding companies that are not permissible for bank holding companies. In addition, if any banking subsidiary of FleetBoston receives a Community Reinvestment Act rating of less than satisfactory, FleetBoston would be prohibited from engaging in any additional activities, other than those permissible for bank holding companies that are not financial holding companies. We may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, as long as we give the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as FNB, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

Capital Requirements

Information concerning FleetBoston and its subsidiaries with respect to capital requirements is incorporated by reference from the “Capital Management” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report, and from Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized – and requires federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2003, each of our banking subsidiaries was considered well capitalized based on the guidelines implemented by the bank regulatory agencies.

Dividend Restrictions

FleetBoston’s funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. One of the principal sources of those funds and funds used to pay principal and interest on our indebtedness is dividends received from our subsidiary banks. Various federal laws limit the amount of dividends our banking subsidiaries can pay to us without regulatory approval. In addition, federal bank regulatory agencies have authority to prohibit our banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of our banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. Also, bank regulatory authorities have the authority to prohibit bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. Additional information concerning FleetBoston and its banking subsidiaries with respect to dividends is incorporated by reference from the “Liquidity Risk Management” and “Capital Management” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included under Item 7 of this Report, and Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Deposit Insurance Assessments

The deposits of our banking subsidiaries are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund, or “BIF,” and/or the Savings Association Insurance Fund, or “SAIF,” administered by the FDIC. As of December 31, 2003, our banking subsidiaries held approximately $114 billion and $11 billion, respectively, of BIF- and SAIF-assessable deposits. We currently pay no insurance assessments on these deposits under the FDIC’s risk-related assessment system.

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

Statistical Disclosure by Bank Holding Companies

The following information, provided under Items 6, 7 and 8 of this Report, is incorporated by reference herein:

“Consolidated Average Balances/Interest Earned-Paid/Rates 2001-2003” table – presents average balance sheet amounts, related taxable equivalent interest earned or paid, and related average yields and rates paid.

“Rate/Volume Analysis” table – presents changes in the taxable equivalent interest income and expense for each major category of interest earning assets and interest bearing liabilities.

Note 3, “Securities,” of the “Notes to Consolidated Financial Statements” – discloses information regarding book values, market values, maturities, and weighted average yields of securities (by category).

Note 4, “Loans and Leases,” of the “Notes to Consolidated Financial Statements” and “Loans and Leases” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – discloses distribution of loans of FleetBoston.

“Loans and Leases Maturity” table and “Interest Sensitivity of Loans and Leases Over One Year” table – presents maturities and sensitivities of loans to changes in interest rates.

Note 1, “Summary of Significant Accounting Policies – Nonperforming Assets” of the “Notes to Consolidated Financial Statements” and “Nonperforming Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – discloses information on nonaccrual and past due loans and leases and our policy for placing loans and leases on nonaccrual status.

“Loans and Leases” and “Country Risk” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – discloses information regarding cross-border outstandings and other loan concentrations of FleetBoston.

“Reserve for Credit Losses” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – presents an analysis of loss experience, the allocation of the reserve for credit losses, and a description of factors which influenced management’s judgment in determining the amount of additions to the reserve charged to operating expense.

“Consolidated Average Balances/Interest Earned-Paid/Rates 2001-2003” table and the “Components of Funding Sources” table included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – discloses deposit information.

“Selected Financial Highlights” table – presents return on average assets, return on average common equity, common dividend payout and equity-to-assets ratios.

Note 7, “Short-Term Borrowings,” of the “Notes to Consolidated Financial Statements” – discloses information on short-term borrowings of FleetBoston.

Item 2.  Properties

FleetBoston maintains its corporate headquarters at 100 Federal Street, Boston, Massachusetts. FleetBoston or its domestic subsidiaries also maintain principal offices at 111 Westminster Street and One Financial Plaza, Providence, Rhode Island; 777 Main Street, Hartford, Connecticut; 1185 Avenue of the Americas and 26 Broadway, New York, New York; 680 Blair Mill Road, Horsham, Pennsylvania; 4 Penn Center, Philadelphia, Pennsylvania and 301 Carnegie Center, Princeton, New Jersey. FleetBoston or its domestic subsidiaries also maintain administration and operations centers located in New York, Massachusetts, Pennsylvania, Rhode Island, Connecticut, Colorado, Illinois, Delaware and New Jersey.

In Latin America, where FNB operates under the corporate name “BankBoston, N.A.,” BankBoston, N.A. maintains banking headquarters in Buenos Aires, Argentina and Sao Paulo, Brazil.

None of these properties are subject to any material encumbrance. Our subsidiaries also own or lease numerous other premises used in their domestic and foreign operations.

Item 3.  Legal Proceedings

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses, including the following matters:

Robertson Stephens Securities Law Actions and Investigations.     During 2001, Robertson Stephens, our investment banking subsidiary which ceased operations during 2002, and many other underwriters, as well as various issuers and their officers and directors, were named as defendants in approximately 230 class action lawsuits alleging violations of federal securities laws in connection with the underwriting of initial public offerings, or “IPOs.” The plaintiffs contend that the defendants violated the securities laws by failing to make certain required disclosures in prospectuses, by manipulating the prices of IPO securities in the aftermarkets through, among other things, alleged agreements with companies receiving allocations to purchase additional shares in the aftermarket, and by false and misleading analyst reports. Robertson Stephens and other leading underwriters have also been named as defendants in class action lawsuits under the antitrust laws alleging that the underwriters conspired to manipulate the aftermarkets for the IPO securities and to extract anticompetitive fees in connection with the IPOs. Those antitrust lawsuits have been dismissed by the New York federal district court, although that decision has been appealed. Robertson Stephens believes that it acted lawfully in respect to the foregoing allegations and is contesting these suits.

Robertson Stephens Employee-Related and Customer Claims.    In connection with our decision during 2002 to wind down the operations of Robertson Stephens, numerous former employees of Robertson Stephens have filed or threatened to file actions or claims regarding their entitlement to additional compensation and benefits from Robertson Stephens and FleetBoston. In addition, a number of former customers of Robertson Stephens have filed or threatened actions or claims regarding alleged improper practices at Robertson Stephens. Robertson Stephens and FleetBoston believe that they acted lawfully in respect to the foregoing claims and intend to defend such actions and claims vigorously.

Argentina Corralito Litigation and Related Matters.    Information regarding this matter is incorporated by reference from the discussion of the Argentine corralito litigation and related matters, under the caption Argentina – Recent Events, in the “Country Risk” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Item 7 of this Report.

Summit Bancorp Shareholders Litigation.    Four class action lawsuits have been filed and consolidated in the New Jersey federal district court against FleetBoston and certain of its current and former directors and officers on behalf of former shareholders of Summit Bancorp, or “Summit.” The lawsuits allege violations of the federal securities laws in connection with our January 25, 2001 registration statement and merger proxy statement/prospectus (and incorporated prior SEC filings) for our acquisition of Summit. In particular, the complaints allege that we made false or misleading statements or omitted material facts regarding operations in Argentina and our loan loss provisioning regarding Argentina, and that we omitted material facts regarding our alleged knowledge of improper practices at Robertson Stephens. FleetBoston and the defendant directors and officers deny the allegations of the complaint and intend to defend the action vigorously.

Fleet Specialist, Inc.    As previously disclosed, the NYSE and the SEC have been conducting an investigation of whether trading practices by specialist firms, including Fleet Specialist, Inc., violated certain NYSE rules and associated securities laws and regulations. Fleet Specialist has been cooperating with the SEC and NYSE and has been in discussion with the staffs of both organizations to try to resolve the issues raised by this investigation. On February 17, 2004, Fleet Specialist and certain other specialist firms reached an agreement in principle with the SEC and NYSE to settle charges that the firms violated certain federal securities laws and NYSE rules in the course of their specialist trading activity. The settlement, which would involve no admission or denial of wrongdoing, is subject to, among other things, approval by the SEC and NYSE and negotiation of definitive documentation. The settlement, if consummated, would involve relief ordered as part of an administrative proceeding that is expected to include restitution and penalties for Fleet Specialist totaling approximately $59.4 million, a censure, cease and desist order, and an undetermined form of undertaking. The settlement would not resolve potential regulatory charges against individuals. Separately, putative class action complaints have been filed in New York federal district court against Fleet Specialist, FleetBoston and other specialist firms (and their parent companies) on behalf of investors who traded stock on the NYSE between 1998 and 2003 and were allegedly disadvantaged by the improper practices of the specialist firms. Also, a putative class action complaint has been filed in California state court against certain specialist firms and individuals, including Fleet Specialist and certain of its officers, alleging violation of California state law in connection with the same alleged practices. The settlement with the SEC and NYSE, described above, would not resolve the putative class actions, although a significant portion of the payment is expected to be allocated to restitution for allegedly disadvantaged customers.

Mutual Funds.    As previously disclosed, in September 2003, FleetBoston subsidiaries began receiving subpoenas and information requests from the New York Attorney General, the SEC, the NASD and the Massachusetts Securities Division for documents and information regarding late trading and market timing activity in mutual funds. FleetBoston and its subsidiaries have been cooperating with these investigations, while at the same time continuing their own examination of these matters, reviewing policies, processes and personnel, and taking appropriate remedial action when called for. On February 24, 2004, the SEC filed a civil action in the Massachusetts federal district court against two FleetBoston subsidiaries, Columbia Management Advisors, Inc. and Columbia Funds Distributor, Inc., alleging that these two entities allowed certain customers to engage in short-term or excessive trading without disclosing this fact in the relevant fund prospectuses. The complaint alleges violations of federal securities laws in relation to at least nine trading arrangements pertaining to these customers during the period 1998-2003, and requests injunctive and monetary relief. A similar action was filed the same day in New York state court by the New York Attorney General, claiming relief under New York state statutes. The subsidiaries are engaged in discussions with the SEC and the New York Attorney General in an effort to reach a satisfactory resolution of these matters. In addition, FleetBoston subsidiaries are responding to subpoenas and requests for information from banking and other regulatory and law enforcement agencies. Separately, putative class actions have been filed in the Massachusetts federal district court on behalf of those persons who acquired shares in the Columbia funds between February 13, 1999 and January 14, 2004, alleging violations of federal securities laws in relation to unspecified “market timing” arrangements.

Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to FleetBoston’s financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to FleetBoston’s results of operations for a particular quarterly period depending on the size of the loss or liability relative to FleetBoston’s earnings for that quarterly period.

Item 3A.  Executive Officers of FleetBoston

The names, positions, ages and business experience during the past five years of the “executive officers” of FleetBoston, as defined in the Securities Exchange Act of 1934, as of February 27, 2004 are set forth below. The term of office of each executive officer extends until the meeting of the Board of Directors immediately following the Annual Meeting of Stockholders, and until a successor is chosen and qualified, unless they sooner resign, retire, die or are removed.

Name	Positions with FleetBoston	Age as of February 27, 2004
Charles K. Gifford	Chairman and Chief Executive Officer	61
Eugene M. McQuade	President and Chief Operating Officer	55
H. Jay Sarles	Vice Chairman and Chief Administrative Officer	58
Norman J. DeLuca	Managing Director, Business Financial Services and Government Banking, FNB	43
Anne M. Finucane	Executive Vice President	51
Richard A. Higginbotham	Executive Vice President	56
Robert C. Lamb, Jr.	Executive Vice President and Chief Financial Officer	48
Terrence P. Laughlin	Senior Vice President	49
Brian T. Moynihan	Executive Vice President	44
Kenneth J. Sax	Senior Vice President and Chief Risk Officer	46
Mary Etta Schneider	Managing Director, Capital Markets, FNB	50
Joseph A. Smialowski	Executive Vice President	55
M. Anne Szostak	Executive Vice President	53
Bradford H. Warner	Executive Vice President	52
Gary A. Spiess	Executive Vice President, General Counsel and Secretary	63
Joseph R. Dewhirst	Senior Vice President and Treasurer	52
Ernest L. Puschaver	Chief Accounting Officer	56

Charles K. Gifford became President and Chief Operating Officer of FleetBoston following the merger of BankBoston Corporation, or “BankBoston,” with Fleet Financial Group, Inc. in 1999 (the “BankBoston merger”), President and Chief Executive Officer in 2001, and Chairman and Chief Executive Officer in 2002. Prior to the BankBoston merger, Mr. Gifford had served as Chairman, President and Chief Executive Officer of BankBoston from 1995 to 1996, Chief Executive Officer from 1996 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999. Mr. Gifford has been a Director of FleetBoston since 1999.

Eugene M. McQuade was named Executive Vice President and Chief Financial Officer of FleetBoston in 1993, Vice Chairman and Chief Financial Officer in 1997, and President and Chief Operating Officer in 2002. Mr. McQuade has been a Director of FleetBoston since December 2003.

H. Jay Sarles became Vice Chairman of FleetBoston in 1993 and was named Chief Administrative Officer in 2002, a capacity in which he also served from 1997 to 2001. From 2001 to 2002, Mr. Sarles served as Vice Chairman, Wholesale Banking, of FleetBoston.

Norman J. DeLuca was named Managing Director, Business and Entrepreneurial Services Group, of FNB in 1997, Managing Director, Small Business Services, in 1999, and Managing Director, Business Financial Services, in 2002.

Anne M. Finucane has served as Senior Vice President and Director of Corporate Marketing and Corporate Communications of FleetBoston from 1995 to 1999 and Executive Vice President since 1999.

Richard A. Higginbotham served as head of FNB’s Commercial Finance businesses from 1996 to 2002, Managing Director of FNB’s Commercial Finance and Corporate Banking groups from 2002 to June 2003 and Executive Vice President of FleetBoston with responsibility for National Commercial Financial Services since June 2003.

Robert C. Lamb, Jr. rejoined FleetBoston in 2002 as Executive Vice President and Chief Financial Officer, after having served as Executive Vice President and Chief Financial Officer of BearingPoint, Inc. (formerly KPMG Consulting) from 2000 to 2002. From 1993 to 2000, Mr. Lamb served as Controller of FleetBoston.

Terrence P. Laughlin was named Director of Corporate Development of FleetBoston in 1993, Managing Director of Strategic Planning in 2000 and Senior Vice President in 2001, and also assumed responsibility for overseeing FleetBoston’s Latin American Banking operations in 2003.

Brian T. Moynihan was named Managing Director, Corporate Strategy and Development, of FleetBoston in 1994, Senior Vice President in 1998 and Executive Vice President in 1999 with responsibility for Brokerage and Wealth Management since 2000, and Regional Commercial Financial Services and Investment Management since May 2003.

Kenneth J. Sax became Vice President, Operational Assurance, of FleetBoston following the BankBoston merger, Chief Credit Officer in 2002, Senior Vice President in June 2003 and Chief Risk Officer in September 2003. Prior to the BankBoston merger, Mr. Sax had served as General Auditor of BankBoston from 1998 to 1999.

Mary Etta Schneider became Group Executive of FNB’s Industry Banking Group following the BankBoston merger, and Managing Director, Capital Markets, in 2002. Prior to the BankBoston merger, Ms. Schneider had served as Executive Vice President, Specialized Finance, of BankBoston and Managing Director, Loan Syndications, of BancBoston Securities Inc. from 1998 to 1999.

Joseph A. Smialowski became Vice Chairman, Technology and Operations, of FleetBoston following the BankBoston merger and Executive Vice President in 2002. Prior to the BankBoston merger, Mr. Smialowski had served as Executive Vice President, Technology and Operations, of BankBoston from 1998 to 1999.

M. Anne Szostak was named Senior Vice President, Human Resources, of FleetBoston in 1994 and has served as Executive Vice President since 1998.

Bradford H. Warner became Vice Chairman, Investment Services, of FleetBoston following the BankBoston merger, Vice Chairman, Consumer Business Group, in 2000, Vice Chairman, Consumer Financial Services, in January 2002 and Executive Vice President in December 2002 with responsibility for Personal Financial Services. Prior to the BankBoston merger, Mr. Warner had served as Vice Chairman, Regional Banking, of BankBoston from 1998 to 1999.

Gary A. Spiess was named Senior Vice President, Senior Deputy General Counsel and Assistant Secretary of FleetBoston following the BankBoston merger and became Executive Vice President, General Counsel and Secretary in 2002. Prior to the BankBoston merger, Mr. Spiess had served as General Counsel and Clerk of BankBoston from 1987 to 1999 and as Executive Vice President from 1998 to 1999.

Joseph R. Dewhirst has served as Treasury ALCCCO Group Manager of FleetBoston from 1996 to 1999, Treasury Senior Group Manager of Asset Liability Management from 1999 to October 2003 and Senior Vice President and Treasurer since October 2003.

Ernest L. Puschaver was named Chief Accounting Officer of FleetBoston in 2000. Prior to joining FleetBoston, Mr. Puschaver had been a partner at PricewaterhouseCoopers LLP since 1983.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

PART II.

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York and Boston Stock Exchanges. At December 31, 2003 we had 80,547 stockholders of record. For information regarding high and low quarterly intraday sales prices and quarterly dividends declared and paid, in each case on our common stock, see the “Quarterly Summarized Financial Information” table included under Item 8 of this Report, which is incorporated by reference herein.

Item 6.  Selected Financial Data

SELECTED FINANCIAL HIGHLIGHTS

Dollars in millions, except per share amounts
Prepared on a fully taxable equivalent basis	2003	2002	2001	2000	1999

For the Year
Net interest income	$6,447	$6,483	$7,344	$7,826	$8,041
Noninterest income	5,091	5,036	4,555	7,559	6,091
Total revenue	11,538	11,519	11,899	15,385	14,132
Noninterest expense	6,501	6,404	7,977	8,100	9,089
Provision for credit losses	1,025	2,760	2,324	1,290	1,056
Income from continuing operations	2,555	1,524	968	3,572	2,381
Income/(loss) from discontinued operations	43	(336)	(37)	338	95
Net income	2,598	1,188	931	3,910	2,476

Per Common Share
Basic earnings:
Continuing operations	$2.42	$1.44	$.88	$3.27	$2.12
Net income	2.46	1.12	.84	3.58	2.21
Diluted earnings:
Continuing operations	2.41	1.44	.87	3.22	2.07
Net income	2.45	1.12	.83	3.52	2.16
Market price (year-end)	43.65	24.30	36.50	37.56	34.81
Cash dividends declared	1.40	1.40	1.34	1.23	1.11
Book value (year-end)	16.94	15.78	16.61	17.31	15.92

At Year-End
Assets	$200,235	$190,453	$203,744	$219,095	$226,817
Securities	31,370	30,425	26,604	34,937	35,919
Loans	128,949	120,380	126,988	133,831	142,204
Reserve for credit losses	3,074	3,864	3,634	2,709	2,816
Assets of discontinued operations	155	654	5,034	6,463	5,997
Deposits	137,764	125,814	127,730	126,911	139,177
Short-term borrowings	11,178	11,310	14,579	21,694	19,932
Long-term debt	17,557	20,581	25,530	31,683	29,214
Liabilities of discontinued operations	118	548	2,993	4,483	4,383
Total stockholders’ equity	18,280	16,833	17,608	19,361	18,074

Ratios
Continuing operations:
Return on average assets(a)	1.32%	.82%	.48%	1.66%	1.12%
Return on average common equity	14.78	8.84	4.96	20.12	13.88
Net income:
Return on average assets	1.34	.63	.45	1.75	1.11
Return on average common equity	15.04	6.87	4.77	22.04	14.45
Common dividend payout ratio	56.91	125.00	159.52	34.36	50.23
Net interest margin	3.81	4.01	4.18	4.26	4.35
Common equity-to-assets (year-end)	8.99	8.70	8.51	8.58	7.66
Average total equity-to-assets	8.96	9.12	9.25	8.10	7.83

(a)	Net income from continuing operations divided by total average assets less average assets of discontinued operations.

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

The preparation of consolidated financial statements requires management to make judgments in the application of certain of its accounting policies that involve significant estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions, which are based on information available as of the date of the financial statements, may materially impact the reported amounts of certain assets, liabilities, revenues and expenses as the information changes over time. Accordingly, different amounts could be reported as a result of the use of revised estimates and assumptions in the application of these accounting policies. The accounting policies considered relatively more significant in this respect are the determination of the reserve for credit losses, the valuation of principal investing securities, accounting for goodwill and accounting for income taxes. These accounting policies are discussed in the Significant Accounting Estimates section of this discussion and analysis, as well as in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Unless otherwise indicated or unless the context requires otherwise, all references in this discussion and analysis to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. Headquartered in Boston, Massachusetts, we are a diversified financial services company with approximately $200 billion in assets. Our principal domestic lines of business are Personal Financial Services, Regional Commercial Financial Services and Investment Management, and National Commercial Financial Services. Our other business lines include Capital Markets, composed of brokerage market-making, execution and clearing, as well as principal investing, and International Banking. You can read more about these business lines and their supporting business units in the Line of Business Information section of this discussion and analysis. There have been recent regulatory developments related to our mutual funds and specialist businesses. In addition, in February 2004, we reached an agreement in principle with respect to one of these matters. Our discussion of these matters is provided under Item 3 of this Report.

In October 2003, we announced a definitive agreement to merge with Bank of America Corporation, or “Bank of America,” a global financial services company headquartered in Charlotte, North Carolina, with Bank of America the surviving company. The acquisition will be accounted for using the purchase method of accounting, with each share of our common stock to be exchanged for .5553 shares of Bank of America common stock. The merger is expected to close during the second quarter of 2004, and is subject to FleetBoston and Bank of America shareholder, as well as regulatory, approvals. Respective shareholder meetings will be held on March 17, 2004. For more information about this merger, see Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Net income for 2003 was $2.6 billion, or $2.45 per diluted share, compared to $1.2 billion, or $1.12 per diluted share, for 2002. Return on average assets and return on average common equity were 1.34% and 15.04%, respectively, in 2003, compared to .63% and 6.87%, respectively, in 2002.

Included in 2003 and 2002 results was net income from discontinued operations of $43 million and a net loss from discontinued operations of $336 million, respectively. The 2003 amount included an after-tax gain of $57 million from the April 2003 sale of Interpay, Inc., our payroll and human resource services business. The 2002 net loss was related to winding down the operations of Robertson Stephens, the disposition of our fixed income business in Asia, the discontinuance of Fleet Trading, our NASDAQ market-making business, and the sale of our student loan processing subsidiary, AFSA Data Corporation. For more financial information regarding these discontinued businesses, refer to Note 2 of the “Notes to Consolidated Financial Statements” included under Item 8 of this 10-K.

The remainder of this discussion and analysis reflects results from continuing operations, unless otherwise noted. On this basis, income from continuing operations for 2003 was $2.6 billion, or $2.41 per diluted share, compared to $1.5 billion, or $1.44 per diluted share, for 2002. Return on average assets and return on average common equity were 1.32% and 14.78%, respectively, in 2003, compared to ..82% and 8.84%, respectively, in 2002.

Overall higher earnings and earnings per share in 2003 were mainly driven by improvements in credit costs, reflecting the impact of improving credit quality in the domestic and Argentine lending portfolios. In addition, 2003 results were positively impacted by improved private equity revenues and by the recognition of higher net securities gains compared to 2002. Partially offsetting these improvements were declines in net interest income and revenues from market-making and credit card, and an increase in employee compensation and benefits expense. In addition, foreign exchange revenues declined as a result of a $100 million charge recorded in 2003 for the estimated impact of ongoing court-ordered reimbursements related to Argentine deposits.

Changes from the prior year on both a line of business and consolidated basis are discussed in more detail later in this discussion and analysis.

LINE OF BUSINESS INFORMATION

Our customer-focused organizational structure includes three principal domestic lines of business: Personal Financial Services, National Commercial Financial Services, and Regional Commercial Financial Services and Investment Management. Our other business lines include International Banking and Capital Markets.

We may periodically reclassify business line results based on modifications to our management reporting and profitability measurement methodologies and changes in organizational alignment. We have reclassified certain information for the year ended December 31, 2002 presented throughout this section to reflect the revised organizational structure implemented during 2003. The information appearing throughout this section is presented on a fully taxable equivalent, or “FTE,” basis and, unless otherwise noted, a continuing operations basis. For more financial information about these business lines, refer to Note 18 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Line of Business Earnings Summary

Year ended December 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Personal Financial Services	$1,016	$1,047	$5,536	$5,457	21%	23%
National Commercial Financial Services	826	766	2,574	2,585	18	13
Regional Commercial Financial Services and Investment Management	444	492	2,446	2,504	13	14
International Banking	112	(381)	988	586	9	nm
Capital Markets	(11)	(59)	239	251	nm	nm
All Other	168	(341)	(245)	136	nm	nm
Discontinued Operations	43	(336)	na	na	nm	nm

Total	$2,598	$1,188	$11,538	$11,519	15%	7%

nm – not meaningful

na – not applicable

The following discussion focuses on the components of each of our business lines, and explains results in terms of their underlying businesses.

Personal Financial Services

Year ended December 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$4,028	$3,950
Noninterest income	1,508	1,507
Total revenue	5,536	5,457
Provision for credit losses	1,072	927
Noninterest expense	2,957	2,924
Tax expense	491	559

Net income	$1,016	$1,047

Balance sheet data:
Average assets	$52,281	$41,765
Average loans and leases	47,191	36,793
Average low-cost core deposits(a)	65,550	58,878

Return on equity	21%	23%

(a)	Includes demand, money market and savings and NOW deposits.

Personal Financial Services provides consumer retail and small business banking services to nearly 5.4 million households and over 500,000 small businesses. Our customers can access our products and services through a variety of distribution channels including a network of over 1,400 branches and over 3,400 ATMs, electronic banking products, Internet banking (HomeLink), and customer call centers. HomeLink continues to grow at a rapid pace with 3.8 million customers, up from 3.1 million last year. Retail brokerage services are provided through Quick & Reilly, a leading provider of these services. We now operate 85 Quick & Reilly Investor Centers with over 900 financial consultants.

Personal Financial Services earned $1 billion in 2003, a decline of $31 million, or 3%, from the prior year. This decrease in earnings was influenced by three major factors. First, we reported significantly lower portfolio sale gains related to the credit card business. Second, growth in loan volumes, particularly home equity loans, and strong growth in low-cost core deposits overcame reduced deposit spreads caused by declining domestic interest rates. Third, the increased loan volumes required higher credit loss provisions under our business line allocation methodologies. Average low-cost core deposit balances increased 11%, or $6.7 billion, while average higher-cost time deposits decreased $4 billion, when compared to 2002, reflecting the impact of our pricing strategy for time deposits. In addition, average loan and lease balances increased $10.4 billion, or 28%, over 2002, due to a higher level of home equity loans, reflective of our increased emphasis on cross-selling this product, coupled with favorable market conditions.

National Commercial Financial Services

Year ended December 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$1,638	$1,756
Noninterest income	936	829
Total revenue	2,574	2,585
Provision for credit losses	314	482
Noninterest expense	886	830
Tax expense	548	507

Net income	$826	$766

Balance sheet data:
Average assets	$53,660	$61,090
Average loans and leases	47,372	54,659
Average deposits	8,640	7,211

Return on equity	18%	13%

Our National Commercial Financial Services unit provides financial expertise in industry specialties, commercial real estate, leasing, asset-based lending, and debt capital. Our extensive range of products and services includes cash management, loan syndications, global trade services, foreign exchange, interest rate risk management and mergers and acquisitions, which allows us to have an even broader role in our customers’ financial strategies.

National Commercial Financial Services earned $826 million in 2003, an increase of $60 million, or 8%, from the prior year. The increase in earnings reflected lower credit loss provision allocations, which resulted from improved credit quality due to our strategic reduction of certain credit exposures, and lower loan volumes due to continued weak demand for commercial lending products. The negative impact of reduced loan volumes on net interest income was partially offset by higher deposit balances and a lower level of nonperforming assets. Noninterest income increased as a result of a higher level of investment banking, trade services and derivative product sales due, in part, to increased cross-selling activities. Average loan and lease balances decreased $7.3 billion to $47.4 billion, while average deposits grew approximately $1.4 billion to $8.6 billion, when compared to 2002.

Regional Commercial Financial Services and Investment Management

Year ended December 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$957	$1,022
Noninterest income	1,489	1,482
Total revenue	2,446	2,504
Provision for credit losses	145	167
Noninterest expense	1,558	1,512
Tax expense	299	333

Net income	$444	$492

Balance sheet data:
Average assets	$24,713	$27,026
Average loans and leases	18,538	22,051
Average deposits	28,011	23,284

Return on equity	13%	14%

Regional Commercial Financial Services and Investment Management is composed of two main segments, Regional Commercial Financial Services and Investment Management. Regional Commercial Financial Services provides financial solutions to support the growth of large, middle-market and multinational corporations, as well as institutional and government banking businesses and public sector clients. Products and services include foreign exchange, interest rate risk management, mergers and acquisitions, global trade services and cash management. Cash management services continues to be an area of strength and growth for us. We are the fifth-largest provider of cash management services in the U.S. and provide more than 500,000 customers with the tools necessary to manage their treasury operations.

Investment Management offers a wide range of services, including specialized asset management, estate settlement, and deposit and credit products to high-net-worth customers. We sell proprietary and third-party mutual funds along with an array of investment products to retail and institutional customers. We offer retirement planning, large institutional asset management and not-for-profit investment services. There have been recent regulatory developments related to our mutual funds business. Our discussion of these matters is provided under Item 3 of this Report.

Year ended December 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income		Total Revenue		Return on Equity

Regional Commercial Financial Services	$282	$312	$1,345	$1,338	16%	18%
Investment Management	162	180	1,101	1,166	10	11

Total	$444	$492	$2,446	$2,504	13%	14%

Regional Commercial Financial Services earned $282 million in 2003 compared to $312 million in the prior year. Earnings were affected by declining loan volumes, the result of continued weakness in demand for credit-related products, and by the impact of declining domestic interest rates. However, higher deposit balances, cash management fees and tax processing revenue, due to increased sales and cross-selling activities and to new business with federal and state governments, helped to moderate the impact of the declines. Average loan and lease balances decreased $2.9 billion to $14.6 billion, while average deposits grew approximately $4.7 billion to $24.2 billion, when compared to the prior year.

Investment Management earned $162 million in 2003 compared to $180 million in the prior year. Earnings reflected lower fee income, resulting from difficult market conditions experienced in the first half of the year. The market value of domestic assets under management, which reflected the higher valuation of the stock market experienced in the second half of the year and net inflows into mutual funds, was approximately $160 billion as of December 31, 2003 compared to $143 billion as of December 31, 2002.

International Banking

Year ended December 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$688	$741
Noninterest income	300	(155)
Total revenue	988	586
Provision for credit losses	67	437
Noninterest expense	739	709
Tax expense/(benefit)	70	(179)

Net income/(loss)	$112	$(381)

Balance sheet data:
Average assets	$18,085	$22,351
Average loans and leases	11,795	15,586
Average deposits	8,082	8,210

Return on equity	9%	nm

nm – not meaningful

Year ended December 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Brazil	$119	$120	$565	$553	25%	24%
Argentina	(69)	(559)	88	(301)	nm	nm
All other international	62	58	335	334	18	14

Total	$112	$(381)	$988	$586	9%	nm

nm – not meaningful

International Banking includes our overseas operations, the largest of which are in Brazil and Argentina, where we have been in business since 1947 and 1917, respectively. This business line also includes operations in other Latin American countries. We currently operate 66 branches in Brazil and total average assets were $8.8 billion for 2003, down from $10.3 billion for 2002. In Argentina, we currently operate 90 branches, down from 135 at the beginning of 2002, with total average assets of $3.1 billion for 2003, down 39% from $5 billion for 2002.

International Banking earned $112 million in 2003, compared to a net loss of $381 million in 2002. The improvement in earnings, which reflected stabilizing conditions in Argentina, was driven by lower expenses associated with the court-ordered payouts of deposits at pre-devaluation values, a lower level of credit loss provi -

sion allocations, significantly reduced securities writedowns recorded in 2003, mainly in Argentina, and a decline in both nonperforming loans and inflation indexation expense.

Argentina’s net loss for 2003 was $69 million, compared to a net loss of $559 million for 2002. Results for 2003 included net costs totaling $44 million after-tax, composed of a charge for establishing a deposit re-dollarization reserve, securities writedowns, costs related to additional streamlining of operations, and a gain from the sale of our investment in an Argentine pension company. The net loss of $559 million in the prior year reflected significant credit loss provision allocations and securities writedowns, as well as the impact of dramatic changes in the Argentine government’s monetary and fiscal policies.

Brazil had earnings of $119 million in 2003, down $1 million compared to 2002. We continued to reduce our Brazilian risk exposure in 2003, and total assets were reduced to $8.1 billion at December 31, 2003 from $9.1 billion at December 31, 2002. You can read more detailed information about Argentina and Brazil in the Country Risk section of this discussion and analysis.

Capital Markets

Year ended December 31	2003	2002
Dollars in millions

Income statement data:
Net interest income	$(32)	$(49)
Noninterest income	271	300
Total revenue	239	251
Provision for credit losses	2	2
Noninterest expense	265	340
Tax benefit	(17)	(32)

Net loss	$(11)	$(59)

Return on equity	nm	nm

nm – not meaningful

Year ended December 31	2003	2002	2003	2002	2003	2002
Dollars in millions	Net Income/(Loss)		Total Revenue		Return on Equity

Fleet Specialist/Execution and Clearing	$53	$129	$304	$508	10%	24%
Principal Investing	(64)	(188)	(65)	(257)	nm	nm

Total	$(11)	$(59)	$239	$251	nm	nm

nm – not meaningful

Our Fleet Specialist, Execution and Clearing businesses earned $53 million in 2003 compared to $129 million in 2002, a decrease of $76 million, due to extremely difficult market conditions which continued to affect the specialist industry and limit profit opportunities. There have been recent regulatory developments related to our specialist business. Our discussion of these matters is provided under Item 3 of this Report.

Principal Investing provides equity capital and debt financing to business ventures that are predominantly privately or closely held companies, and also invests in investment fund partnerships. Principal Investing recorded a net loss of $64 million in 2003, compared to a net loss of $188 million in 2002, an improvement of $124 million over the prior year due to higher investment gains and lower writedowns. This business unit reported profits for the third and fourth quarters of 2003. After-tax writedowns were $123 million in 2003 versus $216 million in 2002.

All Other

All Other includes the business activities of our Treasury unit, as well as transactions not allocated to our principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, reserve for credit losses and equity, and funds transfer pricing offsets.

Funds transfer pricing is used to assign interest income and interest expense to each line of business on a matched funding concept based on each business’s net asset or liability position. The provision for credit losses is generally allocated to business lines on an “expected loss” basis over an economic cycle. The consolidated provision for credit losses for any given period is based on management’s assessment of the adequacy of the reserve for credit losses considering the risk characteristics of the lending and leasing portfolio at a point in time. The difference between the sum of the provisions for each line of business using the expected loss methodology and the consolidated provision is included in All Other.

You can find more information about our consolidated reserve methodology in the Reserve for Credit Losses section of this discussion and analysis and in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this Report.

The Treasury unit is responsible for the balance sheet management function, which consists of three principal activities – managing our wholesale funding needs; managing the structural non-trading interest rate risk inherent in our banking franchise; and managing our capital levels. To manage interest rate risk, Treasury utilizes a variety of financial instruments, including debt securities, residential mortgages and derivatives. Other business units have responsibility for associated operations, accounting and credit risk management.

For 2003, All Other recorded earnings of $168 million, compared to a net loss of $341 million for 2002. Net income from our Treasury unit was $342 million in 2003 versus $551 million in 2002, with the decrease resulting primarily from lower net gains from sales of domestic debt securities. As mentioned above, All Other also includes the residual impact of methodology allocations, with the most significant item related to the consolidated provision for credit losses. In 2003, All Other included $59 million of after-tax credit loss provisions in excess of that allocated to our various business lines, compared to $895 million in the prior year. The higher 2002 charge reflected the impact of U.S. economic conditions on commercial credit at that time. In addition, 2003 results were reduced by $133 million as a result of a higher corporate effective tax rate (35.5% in 2003 versus 33.5% in 2002).

SIGNIFICANT ACCOUNTING ESTIMATES

FleetBoston’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. The preparation of consolidated financial statements requires management to make judgments, involving significant estimates and assumptions, in the application of certain of its accounting policies about the effects of matters that are inherently uncertain. These estimates and assumptions, which may materially affect the reported amounts of certain assets, liabilities, revenues and expenses, are based on information available as of the date of the financial statements, and changes in this information over time could materially impact amounts reported in subsequent financial statements as a result of the use of revised estimates and assumptions. Certain accounting policies, by their nature, have a greater reliance on the use of estimates and assumptions, and could produce results materially different from those originally reported.

Based on the sensitivity of financial statement amounts to the policies, estimates and assumptions underlying reported amounts, the relatively more significant accounting policies applied by FleetBoston have been identified by management as the determination of the reserve for credit losses; the valuation of principal investing securities; accounting for goodwill; and accounting for income taxes. These policies require the most subjective or complex judgments, and related estimates and assumptions could be most subject to revision as new information becomes available.

The following is a brief discussion of the above-mentioned significant accounting policies. An understanding of the judgments, estimates and assumptions underlying these accounting policies is essential in order to understand our reported financial condition and results of operations. These accounting policies are described in more detail in Note 1 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Reserve for Credit Losses

The reserve for credit losses represents the amount available for estimated probable credit losses existing in our lending and leasing portfolio and certain off-balance sheet financial instruments. The methodology used to assess the appropriate level of reserve is inherently subjective, and involves many complex estimates and assumptions.

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

The methodology used to determine the appropriate level of the reserve for credit losses and related provisions differs for commercial versus consumer loans, and involves other overall evaluations, such as a “sovereign risk” analysis, which is performed as part of our review of our international commercial and consumer loan and lease portfolios, and assesses the cross-border risk of credit loss. In addition, significant estimates are involved in the determination of the appropriate level of reserve related to impaired loans, which are commercial and industrial and commercial real estate loans on nonaccrual status and troubled debt restructurings. The portion of the reserve related to impaired loans is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Each of these variables involves judgment and the use of estimates. For instance, discounted cash flows are based on estimates of the amount and timing of expected future cash flows.

In addition to periodic estimation and testing of loss factors, we periodically evaluate prevailing economic, business and, in some cases, political conditions, including emerging markets risks and the impact of currency devaluation on cross-border exposures, industry concentrations, changes in the size and characteristics of the portfolio, recent loss experience and other pertinent factors, including peer comparisons. Management judgment is involved at many levels of these evaluations.

An integral aspect of our risk management process is allocating the reserve for credit losses to various components of the lending and leasing portfolio based upon an analysis of risk characteristics, demonstrated losses, industry and other segmentations, and other more judgmental factors, as well as providing an appropriate unallocated component. The unallocated component represents management’s view that, given the complexities of the lending portfolio and the assessment process, including the inherent imprecision in the financial models used in the loss forecasting process, there are estimable losses that have been incurred but not yet specifically identified, and as a result not fully provided for in the allocated portion of the reserve.

The relative level of the unallocated component may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculation, such as recent loss experience, industry concentrations, and the impact of current economic conditions on historical or forecasted net credit losses. Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific lending and leasing categories, both allocated and unallocated components are available to absorb losses in any lending and leasing category.

For more information about the methodology used in the determination of the reserve for credit losses, refer to the Financial Condition – Reserve for Credit Losses section of this discussion and analysis.

Principal Investing Securities

Investments in private companies are generally accounted for using the cost method and are carried in the consolidated balance sheet at cost less declines in value deemed other than temporary. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in capital markets-related revenue when they are sold or otherwise exchanged, or when declines in value are deemed other than temporary. Certain equity investments in private companies are accounted for using the equity method of accounting, with changes in carrying value recognized currently in capital markets-related revenue. A determination to use the equity method is generally based on the level of our ownership interest and whether we have the ability to influence the operating or financial decisions of the company in which we have invested.

Investments in public companies are carried in securities available for sale at fair value, based on quoted market prices, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. When those investments are liquidated or deemed impaired, gains and losses are recorded in capital markets-related revenue. Investments in investment fund partnerships are accounted for under the equity method, using financial information for the partnerships provided by the respective investment fund managers, with changes in carrying value recognized currently in capital markets-related revenue.

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

For more information about our principal investing portfolio, refer to the Noninterest Income – Capital Markets-Related Revenue section of this discussion and analysis. Information about our management of market risk in the principal investing portfolio is included in the Market Risk Management – Principal Investing section of this discussion and analysis.

Goodwill

Goodwill arises from the purchase price exceeding the assigned value of net assets of acquired businesses, and represents the value attributable to unidentifiable intangible elements being acquired. The majority of our goodwill resulted from business acquisitions, and its value is inherent primarily in our banking, credit card and asset management businesses. Of the total goodwill included in our consolidated balance sheet, about 42% is recorded in our Personal Financial Services business line; 35% in Regional Commercial Financial Services and Investment Management; 14% in National Commercial Financial Services; 7% in Capital Markets; and 2% in International Banking.

The sustained value of the majority of this goodwill is supported ultimately by revenue from our banking and credit card businesses and the market value of the assets under management. A decline in earnings as a result of a lack of growth, or our inability to deliver cost-effective services over sustained periods, could lead to a perceived impairment of goodwill, which would be evaluated and, if necessary, be recorded as a writedown in our consolidated income statement.

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

To determine the fair value of the reporting unit being evaluated for goodwill impairment, we use one of two principal methodologies – external or independent valuation, using quoted market prices in active markets; or an analysis of comparable recent external sales or market data, such as multiples of earnings or similar performance measures. If these methodologies are not available, we estimate future cash flows using present value techniques.

These estimates involve many assumptions, including expected results of the reporting unit, an assumed discount rate and an assumed growth rate for the reporting unit. In some cases, expected results are normalized to adjust for material nonrecurring transactions if considered necessary for a more meaningful estimate. The discount rate used is the rate we use in evaluating external acquisitions. The implied fair value of the goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the overall fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a business of FleetBoston will be sold or otherwise disposed of.

More information about goodwill is provided in Note 6 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

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

Management continually monitors and evaluates the worldwide impact of tax decisions, rulings and current developments on the estimates and assumptions underlying our analysis of the expected realization of deferred tax assets and valuation reserves. More information about our income taxes is provided in Note 16 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

CONSOLIDATED RESULTS OF OPERATIONS

Net Interest Income

Year ended December 31	2003	2002	2001
FTE basis In millions

Interest income	$9,220	$10,102	$13,604
Tax-equivalent adjustment	51	63	57
Interest expense	2,824	3,682	6,317

Net interest income	$6,447	$6,483	$7,344

Net interest income decreased $36 million, or less than 1%, in 2003 when compared to 2002, mainly due to the impact of domestic interest rate declines and lower commercial loan volumes. Partially offsetting these decreases were growth in home equity loans, purchases of residential mortgages, and a favorable shift in our deposit mix from higher-yielding time deposits to low-cost core deposits, which are primarily demand, money market and savings and NOW deposits.

Net Interest Margin and Interest Rate Spread

Year ended December 31	2003			2002
FTE basis Dollars in millions	Average Balance	Income/ Expense	Rate	Average Balance	Income/ Expense	Rate

Securities	$32,456	$1,309	4.03%	$28,199	$1,438	5.10%
Loans and leases:
Domestic	109,391	6,379	5.83	101,448	6,728	6.63
International	14,995	1,102	7.35	18,484	1,465	7.93
Due from brokers/dealers	5,090	52	1.01	3,937	58	1.46
Other	7,262	429	5.91	9,432	476	5.05

Total interest earning assets	169,194	9,271	5.48	161,500	10,165	6.29

Deposits	96,544	1,383	1.43	91,928	2,072	2.25
Short-term borrowings	13,880	388	2.80	13,949	417	2.99
Due to brokers/dealers	5,095	43	0.84	3,896	45	1.18
Long-term debt	18,305	1,010	5.52	22,658	1,148	5.06

Interest bearing liabilities	133,824	2,824	2.11	132,431	3,682	2.78

Interest rate spread			3.37			3.51
Interest-free sources of funds	35,370			29,069

Total sources of funds	$169,194		1.67%	$161,500		2.28%

Net interest income/margin		$6,447	3.81%		$6,483	4.01%

Net interest margin represents the relationship between net interest income and average earning assets. Changes in the components of interest earning assets, as well as interest bearing liabilities, are discussed in more detail below.

Net interest margin for 2003 declined 20 basis points to 3.81%, compared to 4.01% in 2002, mainly due to lower commercial loan levels and lower yielding assets, the latter the result of the overall decline in the domestic interest rate environment which led to, among other things, higher amortization of premiums on mortgage-related assets. Partially offsetting these declines were lower overall funding costs.

Net interest margin is impacted by several factors, including fluctuations in the overall interest rate environment, funding strategies, capital structure, and the mix of interest earning assets, interest bearing liabilities and noninterest bearing liabilities, as well as the use of derivative instruments in managing interest rate risk. We utilize derivative instruments which qualify for hedge accounting under current accounting standards as an interest rate risk management tool. These derivatives serve to stabilize net interest income and net interest margin when interest rates fluctuate. Accordingly, the impact of derivatives on net interest income and net interest margin should be viewed in the overall context of our risk management strategy. For both 2003 and 2002, net interest margin would have been approximately 3.45% if hedges had not been used to mitigate interest rate fluctuations. More information about our use of derivative instruments to manage interest rate risk is provided in the Market Risk Management – Balance Sheet Management Activities section of this discussion and analysis, and in Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Average securities increased $4.3 billion to $32.5 billion due to net purchases of domestic debt securities, mainly mortgage-backed securities. The decrease in yield was due to a higher level of prepayments coinciding with the low domestic interest rate environment and the reinvestment of proceeds from securities sales and maturities into lower-yielding securities.

Average domestic loans and leases increased $7.9 billion to $109.4 billion in 2003, driven primarily by higher average levels of domestic home equity and purchased residential mortgage loans, partially offset by lower average domestic commercial loan levels, mainly the result of our strategic credit risk reduction efforts and continued weak commercial loan demand.

Average international loans and leases decreased $3.5 billion, partly due to a $1.7 billion decline in Argentina, reflecting charge-offs, risk reduction efforts and the economic environment in that country, and a $1.2 billion decline in Brazil resulting from our desire to reduce cross-border exposure.

Average other interest earning assets decreased $2.2 billion to $7.3 billion in 2003, mainly the result of a decrease in domestic securities purchased under agreements to resell.

The $4.6 billion increase in average interest bearing deposit liabilities from 2002 was mainly due to growth in lower-yielding interest bearing core deposits partially offset by a decline in higher-yielding time deposits, as a result of our consumer banking strategy. During 2003, average lower-yielding domestic interest bearing core deposits increased $8.9 billion, mainly the result of improved customer satisfaction which resulted in lower attrition levels, as well as pricing promotions resulting in new deposit growth. Average total domestic time deposits declined $4.6 billion when compared to 2002.

Average long-term debt decreased $4.4 billion to $18.3 billion in 2003, reflecting our favorable liquidity position, due to increases in core deposits, which reduced the need for issuances to offset debt maturities. The increase in yield was mainly due to maturities of lower-yielding debt.

Provision for Credit Losses

The provision for credit losses for 2003 amounted to $1 billion compared to $2.8 billion for 2002. The significantly lower 2003 provision primarily reflected the impact of gradual improvements in the U.S. economy and the perceived credit risk profile of the domestic lending and leasing portfolio, as well as some stabilizing of economic conditions in Argentina.

The provision for credit losses reflects management’s assessment of the adequacy of the reserve for credit losses, considering the current risk characteristics of the lending portfolio and economic conditions at a point in time. Levels of future provisions will continue to be a function of management’s assessment of credit risk based upon periodic reviews of the reserve for credit losses, including assessments of the potential impact of domestic and international economic conditions.

As a result of our lending to domestic corporate borrowers, we have been significantly impacted by the depressed portions of the economic cycle. In addition, economic problems in Argentina have significantly affected our charge-off and nonperforming asset levels. However, as the domestic and Argentine economies stabilize and begin to improve, our exposure to loss typically declines and, accordingly, our provision would be expected to decline. During 2003, the provision was less than the level of net charge-offs. As a result, the overall level of the reserve for credit losses was reduced by approximately 20%.

Additional information about commercial credit and the reserve for credit losses can be found in the Loans and Leases and Reserve for Credit Losses sections, respectively, of this discussion and analysis. Information about Latin America is included in the Country Risk section of this discussion and analysis.

Noninterest Income

Year ended December 31	2003	2002	2001
In millions

Banking fees and commissions	$1,562	$1,533	$1,577
Investment services revenue	1,517	1,559	1,349
Capital markets-related revenue	665	462	(148)
Credit card revenue	628	785	757
Gains from merger-related branch divestitures	—	—	430
Other	719	697	590

Total noninterest income	$5,091	$5,036	$4,555

Noninterest income increased $55 million in 2003, resulting mainly from improvements in capital markets-related revenue, most notably private equity revenue and securities gains, partially offset by a decline in credit card revenue.

Banking Fees and Commissions

Year ended December 31	2003	2002	2001
In millions

Cash management fees	$462	$460	$375
Deposit account charges	427	414	483
Electronic banking fees	267	267	249
Other	406	392	470

Total banking fees and commissions	$1,562	$1,533	$1,577

Banking fees and commissions increased $29 million from 2002, primarily due to a higher level of deposit account charges, consistent with our core deposit growth, and an increase in other banking fees and commissions, particularly letter of credit fees. Electronic banking fees remained flat in the year-to-year comparison, despite a decline in interchange fees resulting from the VISA merchant litigation settlement. This settlement was effective August 1, 2003 and the impact was an approximate $16 million decline in electronic banking fees. These declines were offset by increases related to our core deposit growth.

Investment Services Revenue

Year ended December 31	2003	2002	2001
In millions

Investment management revenue	$1,067	$1,092	$901
Brokerage fees and commissions	450	467	448

Total investment services revenue	$1,517	$1,559	$1,349

Investment Management Revenue

Year ended December 31	2003	2002	2001
In millions

Columbia Management Group	$762	$783	$509
Private Clients Group	198	211	241
International	94	85	139
Other	13	13	12

Total investment management revenue	$1,067	$1,092	$901

Investment management revenue decreased $25 million, reflecting overall weak market conditions during the first half of 2003, which resulted in reductions in market transactions and net asset inflows. At December 31, 2003, total consolidated assets under management were approximately $168 billion, compared to $148 billion at December 31, 2002.

Brokerage Fees and Commissions

Brokerage fees and commissions decreased $17 million, or 4%, compared to 2002, mainly due to a decline in revenues from the execution and clearance businesses, primarily caused by lower share and trading volume on the NYSE.

Capital Markets-Related Revenue

Year ended December 31	2003	2002	2001
In millions

Trading profits and commissions	$195	$127	$187
Syndication/agency fees	186	138	169
Securities gains/(losses)	128	6	(275)
Market-making	105	271	291
Underwriting and advisory fees	63	50	41
Private equity revenue	17	(189)	(800)
Foreign exchange	(29)	59	239

Total capital markets revenue	$665	$462	$(148)

Revenues from capital markets-related activities are impacted by a variety of factors, including investor sentiment, the condition of the economy, interest rates and equity markets. Capital markets-related revenue increased $203 million, or 44%, in 2003 compared to 2002, reflecting improved private equity revenue, higher net securities gains and an increase in trading profits and commissions. Partially offsetting these improvements were declines in market-making and foreign exchange revenues.

Trading profits and commissions increased $68 million, or 54%, from 2002, mainly due to the absence of a charge recorded in 2002 for an Enron-related financing.

Syndication/agency fees increased $48 million in 2003, mainly the result of an increase in the volume of transactions. Levels of these fees are typically a function of the timing, size and volume of syndication transactions.

Net securities gains of $128 million were recorded in 2003 compared to $6 million in 2002. The increase from 2002 was driven by the absence of writedowns recorded last year on the Argentine and Brazilian portfolios, which was partially offset by a lower level of domestic securities gains in 2003.

Market-making revenue decreased $166 million, or 61%, reflecting low volatility, reduced volumes and continued difficult market conditions throughout the year in the specialist business.

Private equity revenue, which includes revenue from our principal investing business and from other private equity investments not included in the Principal Investing business line, increased $206 million in 2003 compared to 2002. The increase was primarily due to lower writedowns and improved market conditions, which allowed us to recognize a higher level of gains from sales of investments in our principal investing portfolio. In 2003, we recorded net investment gains of approximately $199 million and net investment writedowns of $182 million, compared to net investment gains of $158 million and net investment writedowns of $346 million in 2002.

During 2003, we made new investments of $424 million ($392 million from funding previously committed investments and $32 million of new investments) compared to $530 million ($422 million from funding previously committed investments and $108 million of new investments) during 2002. As of December 31, 2003 and 2002, the principal investing portfolio had a net carrying value of approximately $3 billion and $3.4 billion, respectively, composed of investments in privately held companies, publicly held companies and investment fund partnerships. Approximately 83% of our aggregate investment in public and private companies is invested domestically, with the remainder invested overseas, primarily in Europe. In addition, approximately 13% of the portfolio has been held for three years or less, with an additional 55% held for between four and five years. As of December 31, 2003, we had unfunded principal investing commitments totaling approximately $1.2 billion, compared to $1.6 billion at December 31, 2002. These commitments are drawn down periodically throughout the life of the respective investment funds.

Over the two years prior to 2003, private equity investing experienced significant illiquidity and impairment in value as a result of deterioration in financial markets and continued weakness in the U.S. economy. We intend to continue our previously disclosed efforts to reduce our overall principal investing exposure to approximately $2.5 billion.

Foreign exchange had a loss of $29 million in 2003 compared to revenue of $59 million in 2002. This decline was due, in part, to appreciation of the Argentine peso, partly offset by lower costs in 2003 related to court-ordered reimbursements associated with Argentine deposits, inclusive of the previously disclosed $100 million charge, which is discussed in the Country Risk section of this discussion and analysis.

Credit Card Revenue

Credit card revenue decreased $157 million in 2003 compared to 2002, primarily attributable to lower gains on sales of both securitized and owned credit card receivables, as well as an increase in amortization of deferred loan origination costs.

We service approximately $16.9 billion of managed (both securitized and owned) domestic credit card receivables. The primary components of credit card revenue associated with the securitized portion of the portfolio include gains on sale and servicing revenue. The primary components of credit card revenue associated with the owned portion of the portfolio include interchange fees and complementary product revenue, offset by amortization of deferred loan origination costs.

The securitization of credit card receivables changes our status from that of a lender to that of a loan servicer. Accordingly, there is a change in the classification of revenue associated with the securitized receivables when reported in the consolidated income statement. We do not record net interest income or provisions for credit losses on securitized receivables, since we do not own the balances. Instead, interest and fees earned on the receivables, net of credit losses, are transferred to the securitization trust, which is responsible for the payment of funding costs. We retain a contractual right to residual cash flows and calculate a gain on sale based on the present value of those cash flows over time. In future periods, the excess cash flows transferred to FleetBoston are recorded as a reduction in the carrying value of our retained residual interest.

For 2003, as a result of the securitization of credit card receivables, we recorded securitization income in credit card revenue, primarily composed of gains on sale of $148 million and servicing income of $182 million. For 2002, securitization income was primarily composed of gains on sale of $245 million and servicing income of $187 million. The gains on sale were recognized on both new credit card securitizations and replenishment of revolving credit card securitization pools, and decreased from 2002 as a result of a higher level of charge-offs. Future revenues from securitization activities may vary depending upon the degree of securitization and the credit performance of the receivables supporting the securitizations, since credit losses are a component of the gain on sale calculation associated with those securitized receivables.

Additional information concerning our credit card securitization activities is provided in the Off-Balance Sheet Arrangements section of this discussion and analysis and in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Other Noninterest Income

Other noninterest income increased $22 million in 2003 compared to 2002, mainly due to a $64 million gain recognized in 2003 from the sale of our investment in an Argentine pension company and a $15 million increase in tax processing income. These increases were partially offset by $50 million of credit-related charges primarily related to airline leasing joint venture exposures.

Noninterest Expense

Year ended December 31	2003	2002	2001
In millions

Employee compensation and benefits	$3,398	$3,255	$3,626
Occupancy and equipment	963	982	1,040
Marketing and public relations	214	225	233
Legal and other professional	156	175	216
Intangible asset amortization	79	93	381
Merger- and restructuring-related charges	—	71	549
Other	1,691	1,603	1,932

Total noninterest expense	$6,501	$6,404	$7,977

Noninterest expense increased $97 million for the year ended December 31, 2003 compared to the same period a year ago. This increase mainly resulted from the decision to pay 2003 incentive compensation in cash rather than a combination of cash and equity. In addition, the increase reflected higher employee benefit costs, and increases in corporate legal reserves and expenses from our Latin American operations, the latter due, in part, to downsizing initiatives in Argentina and a strengthening of the local Brazilian currency. These higher costs were partially offset by the absence of merger and restructuring-related costs recorded in 2002 and reduced expenses attributable to our corporate cost containment efforts.

Income Taxes

We recorded income tax expense of $1,406 million for 2003 compared to $768 million for 2002, with respective effective tax rates of 35.5% in 2003 and 33.5% in 2002. The increase in the effective tax rate generally reflected increased tax expense related to higher levels of pre-tax income.

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

More information about our income taxes is provided in Note 16 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

FINANCIAL CONDITION

Risk Management

Our business requires us to take risks while ensuring that we receive adequate compensation for the risks undertaken. Management of the risks inherent in our businesses is essential for financial performance and creating long-term value. Risk management is governed by policies annually reviewed and approved by our Board of Directors, or “Board.” In our view, the goal of risk management is to optimize the risk/reward balance of what we perceive to be our four primary risk factors – credit risk, liquidity risk, market risk, and operating risk – to support the prudent use of capital. These risks, if not effectively managed, can result in current losses to FleetBoston as well as erosion of our capital and damage to our reputation. We have a series of risk processes to identify the extent of risk involved in a business activity, to establish appropriate controls and to monitor compliance with our risk mitigation strategies.

Risk management techniques are structured around certain fundamental risk principles, including commitment from senior management; business unit ownership; clearly defined policies and procedures; training; independent oversight; established approval processes; management information systems, measurement and analytical tools; and capital allocation and performance evaluation processes. These processes assist us in managing our risk exposures, but they cannot fully insulate us from losses. Despite our best efforts, losses will periodically occur, particularly with respect to credit risk during any part of the credit cycle, and with respect to other risk factors, when unanticipated events challenge the limits of risk management processes. Consequently, we continue to seek improvements to our risk management process to better balance risks and returns while operating in a dynamic environment.

In response to the risks inherent in the financial services industry, we have organized our key areas of risk management into two control infrastructures. Management of credit risk, market risk from trading activities and operating risk is organized under the Chief Risk Officer, or “CRO,” who is a member of our Corporate Management Committee. The CRO also has administrative oversight for our global assurance functions – Audit and Risk Review – which monitor internal control and credit risk rating integrity. The Audit function reports directly to the Audit Committee of the Board, and Risk Review reports directly to the Risk Management Committee of the Board. Management of liquidity risk, market risk from non-trading activities and capital is organized under our Treasurer, who reports directly to the Vice Chairman and Chief Administrative Officer, and whose reports are regularly presented to the Risk Management Committee of the Board.

We use a series of cross-functional committees to provide oversight of our risk management processes. The Asset, Liability, Capital & Credit Committee, or “ALCCCO,” is the most senior committee, and is chaired by our Treasurer, with membership including senior business and staff executives. ALCCCO is a strategic business and risk management forum that directs utilization of our balance sheet resources and assures consistency across tactical and technical committees. ALCCCO reviews and approves all major market risk, liquidity risk, and capital management programs. In addition, ALCCCO sets the balance sheet utilization limits for credit exposure concentration across FleetBoston.

Tactical and technical committees chaired by the CRO or various senior executives within Risk Management include: the Credit Policy Committee, or “CPC,” the Market Risk Committee, the Credit Risk Accounting

Committee, the Country Exposure Committee, the Consumer Risk Committee and the Operating Risk Committee. There is also a joint Risk Management and line of business committee called the Portfolio Management Committee, or “PMC,” which is chaired by the CRO. The PMC is charged with implementing ALCCCO’s strategic directives relating to credit portfolio risk. Additional information on certain of our risk management processes and certain of the above-mentioned committees is included in the Credit Risk Management, Country Risk, Liquidity Risk Management, Market Risk Management and Operating Risk Management sections of this discussion and analysis. Information concerning our management of risk inherent in our principal investing portfolio is included in the Market Risk Management section of this discussion and analysis.

Credit Risk Management

Credit risk is defined as the risk of loss arising from a counterparty’s failure or inability to meet payment or performance terms of a contract with FleetBoston. Our credit risk management processes are intended to address the management of all forms of credit risk, including balance sheet and off-balance sheet exposures. The PMC oversees FleetBoston’s portfolio composition and trends, determining adjustments to optimize risk and return in accordance with strategies approved by ALCCCO. The CPC governs the credit risk process of FleetBoston by ensuring that risk tolerances for specific lines of business and market segments are consistent with corporate strategy and capital allocations set by the PMC. The CPC establishes obligor, product, industry and geographic limits and approves limit changes as required. In addition, the CPC reviews all existing and proposed credit policies for consistency with corporate policy and appropriateness of risks taken by the lines of business.

An independent credit function monitors compliance by individual units with our credit policies, works to ensure that credit due diligence and credit administration meet acceptable standards, and is jointly responsible, along with the business units, for the effectiveness of the loan review process. The credit function includes a staff of credit officers reporting directly to the Chief Credit Officer, or “CCO.” These credit officers are assigned to work with the various business units to ensure that the risk of each individual credit exposure is appropriately analyzed, rated, monitored and managed within policy and portfolio guidelines. A Risk Review unit, which reports independently of both the business and credit units, assesses the integrity of risk ratings and the adequacy of the credit process for all units of FleetBoston. Senior management oversees our worldwide credit activities, both corporate and consumer. The level of management required to approve credit exposures varies according to the size and level of perceived risk.

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

Our Loan Syndications unit, which is part of National Commercial Financial Services, is also important to our portfolio management process. This unit, which is responsible for arranging participations in loans where FleetBoston is the lead bank, maintains contact with other institutional lenders and investors in bank-structured loans, maintains information on credit structure and pricing by risk category, evaluates the market liquidity of facilities, and syndicates FleetBoston-agented facilities to attain desired hold levels.

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

Loans and Leases

The following table presents a breakdown of the loan and lease portfolio for the past five year-ends.

December 31	2003	2002	2001	2000	1999
In millions

Domestic:
Commercial and industrial	$31,701	$39,359	$48,486	$56,147	$63,035
Commercial real estate	9,668	11,001	11,517	11,641	11,119
Consumer	62,705	43,168	32,225	36,045	42,239
Lease financing	10,863	11,199	12,370	11,813	9,933

Total domestic loans and leases	114,937	104,727	104,598	115,646	126,326

International:
Commercial(a)	9,450	11,507	16,690	13,090	10,933
Consumer	1,235	1,005	2,776	2,935	2,898
Lease financing	3,327	3,141	2,924	2,160	2,047

Total international loans and leases	14,012	15,653	22,390	18,185	15,878

Total loans and leases	$128,949	$120,380	$126,988	$133,831	$142,204

(a)	Includes commercial real estate loans totaling $44 million, $64 million, $363 million, and $392 million at December 31, 2003, 2002, 2001 and 2000, respectively.

Total loans and leases increased $8.6 billion from December 31, 2002 to $128.9 billion at December 31, 2003. This increase was mainly due to a $19.5 billion increase in domestic consumer loans, primarily home equity and residential mortgage loans, which are more fully described later in the Consumer Loans portion of this Loans and Leases section. Partially offsetting this increase was a $7.7 billion reduction in domestic commercial and industrial, or “C&I,” loans, due to weak loan demand, credit exposure reduction in targeted areas, and charge-offs, and a $2.1 billion decline in international commercial loans, mainly the result of our risk reduction efforts and charge-offs. In addition, the domestic commercial real estate, or “CRE,” portfolio declined $1.3 billion, reflecting loan runoff and weak credit demand.

The following tables present domestic and international C&I loans and lease financing exposures (including investments in domestic leasing joint ventures), loan outstandings and related nonperforming loans, or “NPLs,” at December 31, 2003 and 2002, to the ten most significant industry sectors based on total consolidated exposure at December 31, 2003. Investments in domestic leasing joint ventures, which are included in the following domestic table, are included in other assets in our consolidated balance sheet and amounted to approximately $251 million and $316 million at December 31, 2003 and 2002, respectively.

Domestic C&I and Lease Financing Exposure

	December 31, 2003			December 31, 2002

In millions	Total Exposure(a)	Outstanding	NPLs(b)	Total Exposure(a)	Outstanding	NPLs(b)

Energy production and distribution:
Merchant energy	$287	$184	$29	$965	$712	$150
Other energy production and distribution	8,427	2,551	25	7,745	2,761	22
Retailing	8,175	1,764	13	9,395	2,306	13
Transportation and transportation services:
Air transportation	794	732	19	1,027	947	48
Other transportation and transportation services	5,756	3,500	58	6,220	3,693	103
Financial services	7,259	1,450	—	8,419	1,538	12
Insurance	6,841	418	—	6,622	529	—
Media:
Cable television	1,734	742	—	2,201	1,389	159
Other media	4,218	1,221	18	5,638	2,371	37
Healthcare services	5,596	2,678	22	5,370	2,483	16
Machinery and equipment	4,300	1,707	22	4,922	2,348	54
Business services	4,237	1,768	41	5,091	2,363	135
Banking and finance	3,926	913	8	4,617	1,270	30
Other(c)	51,815	23,187	215	55,869	26,164	653

Total	$113,365	$42,815	$470	$124,101	$50,874	$1,432

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $1.2 billion ($.5 billion outstanding) and $1.9 billion ($.7 billion outstanding) at December 31, 2003 and 2002, respectively. Also includes exposure to the telecommunications industry of $.8 billion ($.3 billion outstanding) and $1.4 billion ($.8 billion outstanding) at December 31, 2003 and 2002, respectively.

We utilize credit derivative contracts, specifically credit default swaps, as one tool to manage the credit risk created by our domestic lending and leasing portfolio. The aggregate notional amount of these contracts at December 31, 2003 and 2002 was approximately $1.6 billion and $290 million, respectively. The related aggregate fair values of these contracts are recorded as trading liabilities in our consolidated balance sheet, with changes in fair value recorded in capital markets-related revenue in our consolidated income statement.

International C&I and Lease Financing Exposure

	December 31, 2003			December 31, 2002

In millions	Total Exposure(a)	Outstanding	NPLs(b)	Total Exposure(a)	Outstanding	NPLs(b)

Energy production and distribution:
Merchant energy	—	—	—	$103	$43	$8
Other energy production and distribution	$1,698	$1,441	$182	1,873	1,635	262
Retailing	1,151	369	21	1,154	321	22
Transportation and transportation services:
Air transportation	597	596	—	553	552	—
Other transportation and transportation services	1,775	1,644	16	1,684	1,508	17
Financial services	204	158	—	192	123	—
Insurance	43	39	—	78	23	—
Media:
Cable television	207	198	25	181	176	33
Other media	702	437	62	792	581	96
Healthcare services	27	18	1	38	29	1
Machinery and equipment	384	293	2	597	326	2
Business services	445	281	63	543	353	8
Banking and finance	646	459	198	911	614	179
Other(c)	8,445	6,800	326	9,862	8,300	695

Total	$16,324	$12,733	$896	$18,561	$14,584	$1,323

(a)	Includes outstanding loans, unfunded commitments to extend credit and other off-balance sheet financial instruments.
(b)	NPLs are included in outstanding amounts.
(c)	Includes exposure to the automotive industry of $.4 billion ($.4 billion outstanding) and $.6 billion ($.5 billion outstanding) at December 31, 2003 and 2002, respectively. Also includes exposure to the telecommunications industry of $.8 billion ($.7 billion outstanding) and $1.1 billion ($1.1 billion outstanding) at December 31, 2003 and 2002, respectively.

Commercial Real Estate Loans

Domestic CRE loans, composed of loans secured by real estate, totaled $9.7 billion at December 31, 2003 compared to $11 billion at December 31, 2002. Total exposure (outstandings and unfunded commitments to extend credit, including letters of credit and financial guarantees) was $12.1 billion at December 31, 2003 compared to $13.8 billion at December 31, 2002.

The following table presents domestic CRE exposures, loan outstandings and related NPLs at December 31, 2003 and 2002, to the three most significant property types based on total domestic exposure at December 31, 2003.

	December 31, 2003			December 31, 2002

In millions	Total Exposure	Outstanding	NPLs	Total Exposure	Outstanding	NPLs

Offices	$2,455	$2,177	$7	$2,959	$2,620	$7
Apartments	1,962	1,540	1	2,340	1,879	—
Retail	1,479	1,277	13	1,890	1,721	39
Other	6,249	4,674	17	6,644	4,781	27

Total	$12,145	$9,668	$38	$13,833	$11,001	$73

International CRE loans outstanding are not significant and are not included in the information presented above.

Consumer Loans

December 31	2003	2002
In millions

Domestic:
Home equity	$31,629	$22,840
Residential real estate	20,097	11,092
Credit card	7,613	5,894
Consumer margin loans	1,366	1,166
Student loans	966	849
Installment/other	1,034	1,327

Total domestic loans	62,705	43,168

International:
Residential real estate	632	498
Credit card	218	142
Installment/other	385	365

Total international loans	1,235	1,005

Total consumer loans	$63,940	$44,173

Domestic consumer loans increased $19.5 billion, or 45%, from December 31, 2002. This increase was mainly due to higher residential real estate loans, primarily due to purchases of high quality jumbo loans, and strong growth in home equity loans, mainly attributable to high demand due to low domestic interest rates and our focused efforts on cross-selling this product. The domestic credit card portfolio increased $1.7 billion, mainly due to purchases of approximately $1.4 billion of aggregate credit card receivables. The international consumer loan portfolio increased $230 million, or 23%, from December 31, 2002, partly due to strengthening of local currencies which resulted in an increase in the equivalent U.S. dollar value of these loans.

Approximately 82% of the domestic consumer portfolio at December 31, 2003 consisted of loans secured by residential real estate, including first and second mortgages, home equity loans and home equity lines of credit.

Lease Financing

The domestic lease financing portfolio totaled $10.9 billion at December 31, 2003 compared with $11.2 billion at December 31, 2002. This $336 million decrease was a result of runoff and weak demand, as well as higher levels of early terminations and portfolio sales due to the lower domestic interest rate environment. International lease financing totaled $3.3 billion at December 31, 2003 compared with $3.1 billion at December 31, 2002, an increase of 6%, resulting mainly from new business volume.

Our consolidated leasing portfolio of $14.2 billion and $14.3 billion at December 31, 2003 and 2002, respectively, primarily included full-payout, direct financing leases to corporate customers. Included in the portfolio were approximately $4 billion of investments in leveraged leases and $1.2 billion of operating lease receivables at both December 31, 2003 and 2002. In addition, we have exposures in leasing joint ventures, which totaled $251 million and $316 million at December 31, 2003 and 2002, respectively, and which are included in other assets in our consolidated balance sheet. The aggregate leasing portfolio, including exposures in leasing joint ventures, was primarily concentrated in the United States, Europe, Australia, Canada and Asia.

As of December 31, 2003, the five largest components of the aggregate leasing portfolio in terms of exposure to industry sectors were energy production and distribution – $1.5 billion; air transportation – $1.3 billion; railroad – $1.1 billion; healthcare – $1.1 billion; and transportation – $900 million. Comparative amounts at December 31, 2002 were as follows: energy and distribution – $1.4 billion; air transportation – $1.5 billion; railroad – $1 billion; healthcare – $900 million; and transportation – $800 million. Of the total air transportation exposure, approximately $.6 billion and $.5 billion at December 31, 2003 and December 31, 2002, respectively, had direct credit support primarily in the form of letters of credit, surety bonds, certificates of deposit, marketable investment securities and sovereign guarantees with counterparties of good credit standing.

The above exposure amounts are included in the C&I and lease financing exposure tables presented earlier in this Loans and Leases section.

Nonperforming Assets

Nonperforming assets, or “NPAs,” include loans, lease financing receivables and debt securities for which income recognition has ceased or is limited, as well as foreclosed assets. NPAs also include impaired loans, which are commercial and commercial real estate loans on nonaccrual status as well as troubled debt restructurings that have not yet satisfied requirements for returning to accrual status. Loans which have undergone a troubled debt restructuring are returned to accrual status after a seasoning period if the restructured loan bears a market rate of interest and full collectibility is not in doubt. Such troubled debt restructurings, although no longer considered to be NPAs, continue to be reported as impaired loans through the end of the calendar year of restructuring. Credit card receivables are charged off at 180 days past due or 60 days from notification of bankruptcy, and are not placed on nonaccrual status. More information about NPAs and impaired loans, including our related accounting policies, is provided in Notes 1 and 4 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Nonperforming Assets

December 31	2003	2002	2001	2000	1999
In millions

Domestic:
NPLs:
C&I	$407	$1,309	$1,303	$729	$488
CRE	38	73	63	28	48
Consumer	80	72	70	87	129
Lease financing	63	123	60	36	29
Securities/OREO/other	54	41	18	30	36

Total domestic	642	1,618	1,514	910	730

International:
NPLs:
Commercial	896	1,323	108	81	96
CRE	39	50	126	66	48
Consumer	56	54	87	55	99
Securities/OREO/other(b)	324	414	14	18	17

Total international(a)	1,315	1,841	335	220	260

Total NPAs(a)	$1,957	$3,459	$1,849	$1,130	$990

(a)	2003 and 2002 totals included $1 billion and $1.7 billion, respectively, related to Argentina.
(b)	2003 and 2002 amounts include Argentine compensation bonds of $259 million and $319 million, respectively. The 2003 amount excludes a pre-tax unrealized gain of $130 million. See the Country Risk section for more information about these bonds.

Throughout this Report, including the table above, NPAs and related ratios do not include loans greater than 90 days past due and still accruing interest, and assets held for sale or accelerated disposition, or “AHAD.”

NPAs at December 31, 2003 were $1.5 billion, or 43%, lower than the prior year. This improvement was primarily attributable to decreases in domestic C&I and international commercial NPLs resulting mainly from customer payments, charge-offs and loan sales. Excluding NPAs related to Argentina of $1 billion at December 31, 2003 and $1.7 billion at December 31, 2002, NPAs decreased approximately $850 million from December 31, 2002.

Total NPAs at December 31, 2003, as a percentage of related assets and as a percentage of total assets, were 1.51% and .98%, respectively, compared to 2.86% and 1.82%, respectively, at December 31, 2002. Excluding NPAs related to Argentina, NPAs as a percentage of related assets were .73% and 1.51% at December 31, 2003 and 2002, respectively.

Activity in Nonperforming Assets

Year ended December 31	2003	2002
In millions

Balance at beginning of year	$3,459	$1,849
Additions	1,922	5,017
Reductions:
Payments/interest applied	(1,366)	(841)
Returned to accrual	(142)	(70)
Charge-offs/writedowns	(1,268)	(1,604)
Sales/other	(631)	(633)

Total reductions	(3,407)	(3,148)

Subtotal	1,974	3,718

Assets reclassified as held for sale or accelerated disposition	(17)	(259)

Balance at end of year	$1,957	$3,459

During 2003, we placed $1.9 billion of assets on nonaccrual status compared to $5 billion during 2002, a 62% decline. In addition, customer payments increased and charge-offs decreased when compared to the 2002 period.

Future levels of NPAs will be influenced by economic conditions, including the impact of those conditions on our customers, interest rates and other internal and external factors existing at the time. We have a continuous review process to identify potential problem areas of our lending and leasing portfolio and will continue to monitor and evaluate these factors and other potential risks. Additional information on Argentine NPAs is included in the Country Risk section of this discussion and analysis.

The following table presents the components of loans greater than 90 days past due and still accruing interest:

December 31	2003	2002	2001	2000	1999
In millions

Domestic:
C&I	$43	$35	$51	$45	$43
CRE	1	2	4	6	—
Consumer	270	191	183	229	216
Lease financing	9	24	53	28	18

Total domestic	323	252	291	308	277

International:
Commercial	2	4	21	2	5
CRE	—	1	13	4	3
Consumer	8	25	99	47	35

Total international	10	30	133	53	43

Total	$333	$282	$424	$361	$320

At December 31, 2003 and 2002, we had AHAD, which we included in other assets in our consolidated balance sheet at their net carrying amount of $3 million and $138 million, respectively, none of which was accruing interest. We make transfers to this category in accordance with our intention to focus appropriate resources on the quick disposition of these assets.

Reserve For Credit Losses

The reserve for credit losses represents the amount available for estimated probable credit losses which management determines exist in our lending and leasing portfolio and certain off-balance sheet financial instruments as of the balance sheet date. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and specific industry economic conditions.

We perform periodic, systematic reviews of our portfolios to identify inherent losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of the reserve for credit losses. In addition, we periodically evaluate prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio, recent loss experience and other pertinent factors, including peer comparisons. Portions of the reserve for credit losses are provided to cover the probable losses inherent in each lending and leasing category based on the results of this detailed review process. The results of these ongoing analyses are reviewed and discussed by our Credit Risk Accounting Committee, the respective lines of business and the Collections group.

Commercial loans and leases and related unfunded commitments to extend credit are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10” (loss). Loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 are subject to further individual review to determine the need for a specific credit loss allocation. Additionally, derived or calculated credit loss allocations are provided for loans not specifically reviewed. For loans with a credit risk rating of “1” to “7,” loss factors are assigned using actual default and loss history based on their specific credit risk rating classification. The combination of these analyses is the underlying basis for determining that portion of the reserve for credit losses allocated to commercial loans and leases, which is further augmented by management judgment as described below.

Consumer loans, which include credit card receivables, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated for credit risk as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is primarily based on a portion of forecasted annualized net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model.

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

The process we use to determine the appropriate level of the overall reserve for credit losses is based on this analysis, augmented by management’s judgment as to the uncertainties involved, which at times can be a significant component of the overall assessment. The uncertainties generally relate to the assignment of credit risk ratings, the analysis of individual credits and the economic outlook, both overall and for particular industry sector or borrower groups. This reserve methodology is reviewed on a periodic basis and modified as appropriate. Based on this analysis, including the aforementioned assumptions, management believes that the reserve for credit losses is adequate as of December 31, 2003.

An integral component of our risk management process is allocating the reserve for credit losses to components of the lending portfolio based upon an analysis of risk characteristics, demonstrated losses, loan segmentations and other more judgmental factors. The unallocated component of the reserve for credit losses represents management’s view that, given the complexities of the lending portfolio and the uncertainties of economic analysis, there are estimable probable losses that have been incurred within the lending portfolio but not yet specifically identified and, as a result, are not fully captured in the allocated portions of the reserve.

The relative level of the unallocated reserve may change periodically after evaluating factors impacting assumptions utilized in the allocated reserve calculations, such as industry concentrations, recent loss experience and the impact of current economic conditions on historical or forecasted net credit losses. As the economic cycle evolves into a recovery phase, the relative level of the unallocated reserve generally increases, as management awaits confirmation that the recovery and perceived improvements in the credit risk profile of the lending and leasing portfolio are sustainable, before fully reflecting such developments in the overall level of the reserve for credit losses. In addition, management announced in 2002 a significant change in strategy to reduce risk within the commercial loan portfolio, and this risk reduction effort was substantially competed during 2003. While assessing the sustainable impact of this strategy, and its implications on our credit loss methodology, a relatively higher level of unallocated reserve was considered appropriate due to the uncertainties involved.

At December 31, 2003, the allocated reserve for credit losses amounted to 80% of the total reserve for credit losses, compared to 94% at December 31, 2002. Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific lending and leasing categories, both allocated and unallocated components are available to absorb losses in any lending or leasing category.

For more information about the estimates and assumptions used in the determination of the reserve for credit losses, refer to the Significant Accounting Estimates section of this discussion and analysis.

Reserve for Credit Losses Allocation

December 31	2003		2002		2001		2000		1999

Dollars in millions	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans

C&I	$849	24.58%	$1,448	32.70%	$1,563	38.19%	$1,500	41.95%	$1,577	44.32%
CRE:
Construction	14	1.04	25	1.67	33	2.14	20	1.44	16	1.17
Interim/permanent	37	6.46	69	7.47	45	6.93	72	7.26	72	6.65
Residential real estate	31	15.59	28	9.21	40	6.40	26	8.54	40	11.65
Consumer	448	33.04	398	26.65	407	18.97	357	18.39	413	18.05
Lease financing	159	8.42	301	9.30	223	9.74	152	8.83	112	6.99
International	917	10.87	1,349	13.00	1,179	17.63	329	13.59	353	11.17
Unallocated	619	—	246	—	144	—	253	—	233	—

Total	$3,074	100.00%	$3,864	100.00%	$3,634	100.00%	$2,709	100.00%	$2,816	100.00%

During 2003, we experienced an increase in consolidated loans and lease financing of $8.6 billion, or 7.1%. Our reserve for credit losses decreased $790 million from December 31, 2002, to $3.1 billion at December 31, 2003. The ratio of the consolidated reserve for credit losses to period-end loans and leases was 2.38% at December 31, 2003, compared to 3.21% at December 31, 2002. The significant decrease in the level of the reserve for credit losses was primarily the result of the improving economic environment related to domestic commercial credit and the economic conditions in Latin America. To the degree that the economic environment continues to improve, credit costs in 2004 could remain at 2003’s level or possibly decline further. Additional information concerning the provision for credit losses is provided in the Provision for Credit Losses section of this discussion and analysis.

Reserve for Credit Losses Activity

Domestic

Year ended December 31	2003	2002	2001	2000	1999
In millions

Balance at beginning of year	$2,515	$2,455	$2,380	$2,463	$2,386
Gross charge-offs:
C&I	792	1,604	944	877	521
CRE	17	12	4	7	19
Residential real estate	2	2	2	7	17
Other consumer	100	113	135	137	173
Credit card	341	279	279	273	373
Lease financing	141	158	76	44	47

Total gross charge-offs	1,393	2,168	1,440	1,345	1,150

Recoveries:
C&I	172	122	97	118	90
CRE	3	3	7	11	20
Residential real estate	2	2	1	6	5
Other consumer	27	34	29	41	45
Credit card	25	21	32	33	38
Lease financing	28	22	12	7	8

Total recoveries	257	204	178	216	206

Net charge-offs	1,136	1,964	1,262	1,129	944
Provision for credit losses	916	2,042	1,350	1,206	865
Acquired/divestitures/other(a)	(138)	(18)	(13)	(160)	156

Balance at end of year	$2,157	$2,515	$2,455	$2,380	$2,463

(a)	Amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices, and a reduction in domestic reserves resulting from sales and securitizations of loans.

Domestic net charge-offs were $1.1 billion in 2003 compared to $2 billion in 2002, a decrease of $828 million, or 42%. This decrease was mainly in C&I, attributable to improved economic conditions.

International

Year ended December 31	2003	2002	2001	2000	1999
In millions

Balance at beginning of year	$1,349	$1,179	$ 329	$353	$242
Gross charge-offs:
Commercial	582	446	55	41	66
Consumer	55	81	119	123	121

Total gross charge-offs	637	527	174	164	187

Recoveries:
Commercial	63	10	12	16	77
Consumer	26	21	38	40	30

Total recoveries	89	31	50	56	107

Net charge-offs	548	496	124	108	80
Provision for credit losses	109	718	974	84	191
Acquired/divestitures/other(a)	7	(52)	—	—	—

Balance at end of year	$ 917	$1,349	$1,179	$329	$353

(a)	Amounts for 2003 and 2002 primarily related to changes in the value of the Argentine peso.

International net charge-offs were $548 million in 2003 compared to $496 million in 2002, an increase of $52 million, or 10%. The majority of this increase was related to Brazil, which recorded net charge-offs in 2003 of $156 million compared to $25 million in 2002. Argentina represented $329 million of the 2003 net charge-offs compared to $342 million in 2002.

In 2002, we recorded significant provisions for credit losses to reflect economic conditions in Latin America. Reserves for credit losses allocated to Argentina amounted to $545 million at December 31, 2003 compared to $870 million at December 31, 2002. The year-end 2003 reserve allocation reflected management’s assessment of both the credit worthiness of borrowers and that the economic and political environment has significant uncertainty. The Argentine reserve also included an Allocated Transfer Risk Reserve, or “ATRR,” required by banking regulators. Reserves allocated to Brazil were $300 million and $350 million at December 31, 2003 and 2002, respectively.

You can read more detailed information about Argentine and Brazilian credit in the Country Risk section that follows in this discussion and analysis.

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

The following tables present the total assets of, and cross-border outstandings to, Latin American countries in which we do business at December 31, 2003, 2002 and 2001. The total assets in each country include the related cross-border outstandings.

Total Assets	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
In billions

Argentina	$2.7	$3.7	$9.3
Brazil	8.1	9.1	12.0
Chile	1.8	1.5	1.7
Mexico	1.2	1.3	1.4
Other Latin America	1.8	2.0	2.5

Total Latin America	$15.6	$17.6	$26.9

Cross-Border Outstandings(a)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001
In billions

Argentina	$.8	$1.5	$3.3
Brazil	1.7	2.2	2.5
Chile	.7	.7	.8
Mexico	.6	.8	.8
Other Latin America	.5	.8	1.0

Total Latin America	$4.3	$6.0	$8.4

(a)	Amounts are net of cross-border risk mitigation, which is discussed later in this Country Risk section.

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

We manage our overall country risk using geographic asset limits established by our Country Exposure Committee. Within these limits, sublimits are established for the following:

–	cross-border risk;
–	nontrade-related lending;
–	transactions with long-term tenors;
–	sovereign government exposure; and
–	assets for which a third party accepts transfer risk.

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

Total cross-border outstandings to Argentina, as defined, amounted to .6%, 1.2% and 2.3% of our consolidated total assets at December 31, 2003, 2002 and 2001, respectively. Total cross-border outstandings to Brazil, as defined, amounted to 2.4%, 3.3% and 4.1% of our consolidated total assets at December 31, 2003, 2002 and 2001, respectively. There were no total cross-border outstandings to other countries which exceeded .75% of consolidated total assets at December 31, 2003, 2002 and 2001.

Argentina

During 2003, in response to the Argentine crisis and reduced business volume, we continued to scale down our Argentine operations by closing an additional 19 branches and further reducing staff levels. We have closed 45 branches since the end of 2001 and at December 31, 2003, had 90 branches and 2,977 employees (including temporary employees) in Argentina. In addition, our Argentine operations managed approximately $236 million of mutual funds at December 31, 2003. We will continue to evaluate our operations in Argentina by considering the extent of the economic and banking system recovery and its impact on our operations.

Recent Events

During 2003, Argentina experienced some economic stability and recovery, as interest rates and inflation remained low and the local currency strengthened in value. A new president assumed office in May 2003. In September 2003, the Argentine administration reached a new three-year accord with the International Monetary Fund, or “IMF,” to refinance $21.2 billion of debt with the IMF and other multilateral lending organizations. In addition, the Argentine government began taking steps which it hopes will ultimately lead to a restructuring of $88 billion of sovereign debt with external bondholders. Based on our understanding of the current restructuring proposal, we do not believe that a restructuring would materially impact FleetBoston.

Overall banking activity, especially new lending activities, continues to recover slowly. The government has implemented few reforms related to the banking system.

In December 2001, the Argentine government issued an order imposing limitations on the ability of bank customers in Argentina to withdraw funds from their deposit and mutual fund accounts in Argentine banks (the “corralito”). Since the corralito was issued, a large number of customers of our Argentine operations, or “BankBoston Argentina,” have filed complaints in the Argentine courts against BankBoston Argentina seeking to invalidate the corralito on constitutional grounds and withdraw their funds. The court ordered many of these deposits to be paid out at original dollar value during 2002 and 2003, resulting in losses for FleetBoston as discussed below.

In light of this situation and the absence of action by the Argentine government or judicial system to halt the court-ordered payout of certain deposits at their original dollar value, we recorded a reserve of $100 million during the second quarter of 2003. The establishment of this reserve, coupled with losses incurred in 2002 and 2003 from paying out deposits at original dollar value, brought the cumulative pre-tax cost from these claims to $333 million. The balance of the reserve at December 31, 2003 was $92 million, which reflected management’s current estimate of reserve need, after considering various possible outcomes based on current available information and the related impact on prior government decrees. There can be no assurance that additional charges will not have to be recorded as events evolve, or that a portion of the remaining reserve may ultimately prove unnecessary. Additional information related to the above discussion of judicial claims can be found in our March 31, June 30 and September 30, 2003 10-Qs.

In addition, our Argentine operations have incurred cumulative net pre-tax charges of approximately $76 million through December 31, 2003 related to the asymmetric inflation adjustment of assets and liabilities mandated by the Argentine government in 2002. During the fourth quarter of 2003, the Argentine Senate approved a bill to compensate banks for these losses. Details on how the compensation bill would be implemented, how much the banks will receive as compensation and when the compensation will be received remain unclear at this time.

Since the beginning of the Argentine crisis, we have recorded cumulative aggregate pre-tax charges of nearly $3 billion. The majority of these charges were recorded in 2001 and 2002. Included in this amount was a net charge to the cumulative translation adjustments component of accumulated other comprehensive income as of December 31, 2003 of $550 million pre-tax ($331 million after-tax), related to translation losses from the weakening of the Argentine peso during 2001 and 2002.

Argentine Balance Sheet

Argentine total assets were approximately $2.7 billion at December 31, 2003, down from $3.7 billion at December 31, 2002 and $9.3 billion at December 31, 2001. These assets, which are subject to the country risk previously described, have the following components:

	Dec. 31,	Dec. 31,	Dec. 31,
In billions	2003	2002	2001

Loans	$1.7	$2.4	$6.7
Placements with central bank and other banks	.2	.3	1.3
Securities(a)	.3	.4	.3
Fixed assets and other nonearning assets	.5	.6	1.0

Total assets(a)	$2.7	$3.7	$9.3

Components of total assets:
Assets recorded in Argentine operations funded by liabilities from local residents	$1.4	$1.4	$4.5
Cross-border outstandings – see separate table	$1.3	$2.3	$4.8

(a)	Total assets and securities at December 31, 2003 presented in the table above were not increased by $130 million of cumulative unrealized mark-to-market pre-tax gains recorded net of tax in other comprehensive income as of December 31, 2003.

The table below presents the components of loans.

	Dec. 31,	Dec. 31,	Dec. 31,
In billions	2003	2002	2001(a)

Consumer	$.3	$.3	$1.8
Corporate:
Multinationals	.2	.2	1.0
Argentine corporations	.9	1.6	2.5
Middle market and financial institutions	.1	.1	1.0
Sovereign	.2	.2	.4

Total loans	$1.7	$2.4	$6.7

(a)	Certain amounts at December 31, 2001 have been reclassified for comparative purposes.

The decline in Argentine total assets from December 31, 2002 was mainly attributable to loan charge-offs, customer loan payments and asset sales, including the sale of our 20% investment in an Argentine pension company, which resulted in a $64 million pre-tax gain. At December 31, 2003, the largest loan component reflected in the table above was utilities, which comprised 22% of loans to Argentine corporations. Rates charged by these utilities are determined by Argentine government regulation. The decline in securities is mainly due to sales of Argentine government securities.

NPAs in the Argentine portfolio were $1 billion at December 31, 2003, compared to $1.7 billion at December 31, 2002. NPAs at December 31, 2003 included $731 million of loans and $298 million of Argentine government securities. Of the $731 million of loans, approximately $155 million were less than 90 days past due at December 31, 2003. Included in our consolidated reserve for credit losses at December 31, 2003 was $545 million allocated to Argentina, which included an ATRR required by banking regulators of $214 million. These reserves were $870 million and $474 million, respectively, at December 31, 2002. The decline in the ATRR requirement from December 31, 2002 resulted mainly from the $700 million decline in loans during 2003 partially offset by an increase in the ATRR requirement from 50% to 75% of defined exposure. Net charge-offs for 2003 were $329 million compared to $342 million for 2002. We expect that net charge-offs in 2004 will decline from 2003 levels.

During the fourth quarter of 2003, we reclassified our Argentine compensation bonds, which are currently nonperforming, from securities held to maturity to securities available for sale. The reclassification considered the above-mentioned increase in the ATRR requirement and our intention to reduce the balance sheet and related risk exposures in Argentina. These bonds were received from the Argentine government in 2002 as a result of the asymmetric pesofication of the balance sheet, and have appreciated in value since issuance. At the time of the reclassification, the bonds were adjusted to fair value, with the unrealized gain recorded directly to other comprehensive income, net of tax. During the fourth quarter of 2003, we sold approximately $52 million of the bonds and recorded pre-tax gains of $22 million. These gains reflected, in part, a recovery of charges recorded to reduce the carrying value of these bonds in 2002. As of December 31, 2003, the bonds had a remaining carrying value of $389 million, which included pre-tax unrealized gains of $130 million ($78 million after-tax). More information about the reclassification is provided in Note 3 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. We have continued to complete additional sales of the bonds during the first quarter of 2004.

Consistent with our strategy to reduce the balance sheet in Argentina, in February 2004 we agreed to a sale of certain Argentine loans with an aggregate carrying value of approximately $390 million (face value of approximately $760 million), of which approximately two-thirds are nonperforming. The sale is expected to close in stages, with the final stage targeted for the end of the first quarter of 2004. It is anticipated that the sale will result in net charge-offs of approximately $25 million. After this sale, nonperforming loans in Argentina will be reduced to approximately $450 million and total Argentine nonperforming assets, reflective of the above-mentioned first quarter 2004 sales of compensation bonds, will be reduced to approximately $620 million. The sale of these loans should have a favorable impact on our reserve for credit losses allocated to Argentina, inclusive of the charge-offs discussed above. The actual amount and timing of any reserve allocation adjustment will depend on when the sale is completed and an analysis of the remaining loan portfolio.

We have $210 million on deposit with the Argentine central bank to meet statutory reserve requirements related to our Argentine operations’ $1.4 billion of local deposits. We are required by local regulations to place the required reserves with the central bank based on a fixed percentage of each deposit received. The local deposits, and intercompany borrowings, primarily fund the balance sheet of our Argentine operations.

The situation in Argentina, as well as other economic measures the Argentine government may take in the future, may continue to significantly impact interest rate and liquidity risk related to our Argentine balance sheet. To date, we have not experienced significant liquidity issues, but we continue to closely monitor the impact of these measures, including the corralito-related claims, on our liquidity position. The future rate of inflation may increase the negative impact from the mismatch between inflation-adjusted assets and liabilities.

During the first quarter of 2004, our Argentine operations requested approval from the Argentine central bank to formally capitalize up to $300 million of existing intercompany funding. The impact of this capitalization will not require that any new corporate funds be sent to Argentina and will not impact our currency position or level of cross-border outstandings. The proposed capitalization is needed to meet changes in local regulatory requirements due to various Argentine government measures.

Included in Argentine total assets of $2.7 billion, $3.7 billion, and $9.3 billion at December 31, 2003, 2002 and 2001, respectively, were cross-border outstandings as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Argentina.

December 31	2003	2002	2001(e)
In billions

Argentina:(a)(b)(c)
Trade-related claims	$.3	$.4	$1.0
Other claims on third parties	.8	1.3	2.1
Investment in and funding of local operations(d)	.2	.6	1.7

Total cross-border outstandings	$1.3	$2.3	$4.8

Cross-border risk mitigation:
Insurance contracts	.4	.5	.8
Guarantees, including trade-related of $.03, $.03 and $.2	.1	.3	.7

Total cross-border outstandings, net of cross-border risk mitigation	$.8	$1.5	$3.3

(a)	Total cross-border outstandings to Argentina as a percentage of total consolidated assets were .6%, 1.2% and 2.3% at December 31, 2003, 2002 and 2001, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Argentina were .3%, 0% and 99.7% at December 31, 2003, 2.5%, 7.8% and 89.7% at December 31, 2002 and 1.7%, 10.9% and 87.4% at December 31, 2001, respectively.
(c)	Cross-border commitments for Argentina at December 31, 2003, 2002 and 2001 were $82 million, $84 million and $160 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations. Cumulative translation losses, which reduce the investment in and funding of local operations, are included in capital.
(e)	Certain amounts at December 31, 2001 have been reclassified for comparative purposes.

The $1.3 billion of cross-border outstandings at December 31, 2003 have the following cross-border risk mitigation:

–	$360 million are covered by insurance, which represents $360 million of intercompany investment in and funding of local operations. The insurance coverage is purchased from U.S. and foreign government, multilateral and private insurers. This coverage protects us from situations where repayment of the intercompany investment in and funding of local operations is not permitted due to the inability of the customer to transfer funds or convert the necessary funds into the obligation currency due to government actions. Given the Argentine government’s current policy to allow repayment of such liabilities when contractually due, it appears unlikely that future claims under these policies will occur, and it is our intention to cancel some or all of these policies during 2004.
–	Of the $290 million of trade-related outstandings, $190 million are short-term, and $30 million are guaranteed and are included in the $130 million of guarantees presented in the table above that cover credit and cross-border risk. The guarantees include a combination of cash and securities used as collateral and placed offshore, guarantees from non-Argentine domiciled companies and other third party guarantees.

The decrease in cross-border outstandings from December 31, 2002 was primarily due to loan charge-offs, asset sales and customer loan payments.

Due to current Argentine economic and political conditions, it is not possible to predict the impact that future developments may have on this cross-border risk mitigation, including our ability to be reimbursed under the guarantees if such a situation arises. In addition, realization of potential claims under various treaties and other forums is not possible to predict.

Argentine Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Argentine U.S. dollar currency position, for which related foreign exchange gains or losses are recorded in our consolidated income statement. The decrease in the long position in U.S. dollars is mainly due to the recording of the reserve for ongoing court-ordered reimbursements related to Argentine deposits and to the reclassification of the U.S. dollar denominated compensation bond to securities available for sale from securities held to maturity, both of which are discussed earlier in this Country Risk section. Current accounting rules require that gains and losses from currency changes related to securities available for sale be reflected in other comprehensive income rather than the income statement. Therefore, these bonds are not part of the income statement currency position at December 31, 2003 and are excluded from the table below for this date. Refer to Recent Events for more information concerning the re-dollarization reserve and developments related to the judicial deposit claims.

	At Year-End		Daily Average
In millions	2003	2002	2003	2002

Argentina(a)(b)	$(139)	$147	$86	$188

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

During 2003, the Argentine peso strengthened versus the U.S. dollar by approximately 15%, and we recorded approximately $35 million of foreign exchange losses related to our average long U.S. dollar currency position, which existed for the majority of the year until the compensation bond was reclassified to securities available for sale during the fourth quarter. Our currency position arises from the balance sheet structure, management’s view of the macroeconomic and liquidity conditions and our perception of the risk environment. The continuing evolution of the Argentine government’s economic measures may impact the nature of our currency position in future periods and its potential impact on income. We will continue to monitor the impact of the exchange rate on our currency position and Argentine operations.

In addition to the currency exposure discussed above, our investment in and funding of local operations, which primarily represents peso assets in excess of peso liabilities, creates translation gains and losses which arise from changes in the local currency exchange rate versus the U.S. dollar. As a result of the change in Argentina’s financial system from U.S. dollars to pesos, we changed the functional currency of the Argentine unit from the U.S. dollar to the peso, in accordance with current accounting rules, at the beginning of 2002. Translation gains and losses, along with any offsetting hedge gains or losses related to covering this exposure, are recorded directly to other comprehensive income, net of tax.

As previously mentioned, the peso has strengthened versus the U.S. dollar by approximately 15% from December 31, 2002. Accordingly, after-tax translation gains of $26 million were recorded during 2003. At December 31, 2003, the cumulative translation impact recorded in other comprehensive income, including the impact of foreign exchange forward contracts used to hedge the translation exposure on a portion of our investment in and funding of local operations, was a $550 million pre-tax unrealized loss, or $331 million after-tax, as discussed under Recent Events.

We continue to monitor and evaluate the Argentine economic and political situation and related economic measures discussed above and will adjust our strategy as deemed appropriate. However, in light of the changing economic measures, and continuing economic, political, and social uncertainty in the country, it is not possible to predict the impact that future developments may have on our operations in Argentina or the necessity to take future charges.

Brazil

During 2003, the Brazilian real strengthened against the U.S. dollar by approximately 22%. Since the first quarter of 2003, the overnight benchmark interest rate has decreased by 1,000 basis points to 16.5%, and inflation rates have declined while the unemployment rate has risen. While the economic situation in Brazil has improved considerably, local interest rates remain high and the Brazilian economy remains under some pressure.

We operated 66 branches in Brazil with total assets of approximately $8.1 billion at December 31, 2003. These assets are subject to the country risk previously described and have the following components:

	Dec. 31,	Dec. 31,	Dec. 31,
In billions	2003(a)	2002(b)	2001

Loans	$4.7	$5.3	$7.3
Securities:
Available for sale	.4	.7	1.5
Trading	—	.1	.4
Resale agreements	1.9	1.3	1.5
Other monetary assets	.5	1.0	.6
Fixed assets and other nonearning assets	.6	.7	.7

Total assets	$8.1	$9.1	$12.0

Components of total assets:
Assets recorded in Brazilian operations funded by liabilities from local residents	$3.2	$2.8	$3.6
Cross-border outstandings – see separate table	$4.9	$6.3	$8.4

(a)	Total assets at December 31, 2003 presented in the table above were not increased by $114 million of cumulative unrealized mark-to-market pre-tax gains recorded net of tax in other comprehensive income as of December 31, 2003, of which $10 million was related to securities available for sale and $104 million was related to cash flow hedges of local currency denominated resale and repurchase agreements.
(b)	Total assets at December 31, 2002 presented in the table above were not reduced by $193 million of cumulative unrealized mark-to-market pre-tax losses recorded net of tax in other comprehensive income as of December 31, 2002, of which $79 million was related to securities available for sale and $114 million was related to cash flow hedges of local currency denominated resale and repurchase agreements.

The table below presents the components of loans.

	Dec. 31,	Dec. 31,	Dec. 31,
In billions	2003	2002	2001

Consumer	$.4	$.2	$.4
Corporate:
Multinationals	1.8	2.2	3.1
Brazilian corporations	2.1	2.7	3.3
Middle market and financial institutions	.4	.2	.5

Total loans	$4.7	$5.3	$7.3

The decline in Brazilian total assets from year-end 2002 mainly reflected our efforts to reduce our risk exposure in Brazil by decreasing lending activities in certain industries.

NPAs in the Brazilian portfolio were $172 million at December 31, 2003 compared to $63 million at December 31, 2002. The increase in NPAs was primarily related to certain large utilities and other credits. Net charge-offs for 2003 were $156 million compared to $25 million for 2002. The increase in net charge-offs was primarily related to one large credit, as well as other utilities and telecommunication credits. We expect that net charge-offs in 2004 will decline from 2003 levels. Our consolidated reserve for credit losses at December 31, 2003 included $300 million allocated to Brazil, compared to $350 million at December 31, 2002. We continue to closely monitor the situation in Brazil and will adjust our reserve level in the event that there is a change in our perception of the country’s economic situation or individual borrowers’ credit risk.

As part of our Brazilian balance sheet management, we held approximately $2.8 billion of treasury assets (securities available for sale, resale agreements and other monetary assets as presented in the preceding balance sheet table) at December 31, 2003, compared to $3 billion at December 31, 2002. Of this total, securities available for sale were composed mainly of Brazilian government bonds, which were $366 million at December 31, 2003 compared to $670 million at December 31, 2002. The decline was primarily due to maturities and sales during the fourth quarter of 2003. At December 31, 2003, these government securities had an average duration of approximately 1.5 years compared to 1.2 years at December 31, 2002. We also had $1.9 billion of resale agreements, the majority of which were with banks in Brazil, and which were collateralized by Brazilian government bonds.

Our Brazilian balance sheet is funded by net intercompany funding and intercompany investment in local operations, as well as by local liabilities and third party liabilities from outside of Brazil, where the provider of funds assumes the transfer risk, which is discussed below.

Included in Brazilian total assets of $8.1 billion, $9.1 billion and $12 billion at December 31, 2003, 2002 and 2001, respectively, were cross-border outstandings, as follows. The cross-border outstandings have not been reduced by reserves for credit losses specifically allocated to Brazil.

December 31	2003	2002	2001(f)
In billions

Brazil:(a)(b)(c)
Trade-related claims	$2.5	$3.1	$3.6
Other claims on third parties	1.0	1.5	2.7
Investment in and funding of local operations(d)(e)	1.4	1.7	2.1

Total cross-border outstandings	$4.9	$6.3	$8.4

Cross-border risk mitigation:
Insurance contracts	.7	1.0	1.1
Other trade-related transfer risk mitigation	1.3	1.3	1.6
Third party funding	.5	.8	2.1
Guarantees, including trade-related of $.3, $.6 and $.6	.7	1.0	1.1

Total cross-border outstandings, net of cross-border risk mitigation	$1.7	$2.2	$2.5

(a)	Total cross-border outstandings to Brazil as a percentage of total consolidated assets were 2.4%, 3.3% and 4.1% at December 31, 2003, 2002 and 2001, respectively.
(b)	The sector percentage allocations for banks, public and private cross-border claims on third parties under FFIEC guidelines for Brazil were 19.6%, 8.2% and 72.2% at December 31, 2003, 15.8%, 10.4% and 73.8% at December 31, 2002 and 1.1%, 16.6% and 82.3% at December 31, 2001, respectively.
(c)	Cross-border commitments for Brazil at December 31, 2003, 2002 and 2001 were $23 million, $105 million and $50 million, respectively.
(d)	Represents contributed capital and funding from FleetBoston head office and/or offshore affiliates to local operations.
(e)	Investment in and funding of local operations excluded trade-related claims of $.7 billion, $.9 billion and $.8 billion at December 31, 2003, 2002 and 2001, respectively, which are reported separately above.
(f)	Certain December 31, 2001 amounts have been reclassified for comparative purposes.

Total cross-border outstandings decreased during each of the last two years, mainly due to reductions in loans and securities available for sale and an increase in local funding from Brazilian operations.

The following table presents the components of our total cross-border outstandings, net of cross-border risk mitigation.

December 31	2003	2002	2001
In billions

Brazil:
Short-term trade-related claims	$.6	$.8	$.7
Nontrade-related claims	.1	.1	.8
Other(a)(b)	1.0	1.3	1.0

Total cross-border outstandings, net of cross-border risk mitigation	$1.7	$2.2	$2.5

(a)	Other cross-border outstandings at December 31, 2003 were not increased by $.1 billion of cumulative unrealized mark-to-market pre-tax gains recorded net of tax in other comprehensive income as of December 31, 2003.
(b)	Other cross-border outstandings at December 31, 2002 were not reduced by $.2 billion of cumulative unrealized mark-to-market pre-tax losses recorded net of tax in other comprehensive income as of December 31, 2002.

Our Brazilian operations actively use various products to mitigate the cross-border risk related to third party claims and intercompany funding. Cross-border risk mitigation related to the $4.9 billion of cross-border outstandings at December 31, 2003 amounted to $3.2 billion, and is summarized below.

–	$730 million was covered by insurance contracts (see discussion in Argentina section for more information concerning these programs);
–	$1.3 billion was related to transfer risk mitigation, all of which is trade-related and is included in the $2.5 billion of trade-related claims presented in the table above. The cross-border risk mitigation is designed so that payment of these claims and intercompany funding is made outside of Brazil by third parties in the event of a cross-border risk event. The repayment is tied to trade transactions authorized and approved by the Brazilian central bank. In order to maintain our cross-border risk protection, it is necessary that the Brazilian export markets remain open;
–	$470 million of assets funded by third party liabilities where the provider assumes the transfer risk; these funds are typically raised from correspondent banks. Of the $470 million, $180 million are trade-related. In these cases, the provider of funds assumes the risk of nonpayment if, at the time a payment is due on the funding, a cross-border risk event occurs due to government action. The provider of funds is contractually bound to either accept local currency in repayment or wait until the event ceases to exist to receive payment; and
–	$660 million represents loans with guarantees that cover credit and cross-border risk, of which $310 million are trade-related. The guarantees include a combination of guarantees from non-Brazilian domiciled companies, funded participations and other third party guarantees. The cross-border risk related to these claims represents the country of the guarantor or the country in which the cash collateral is held.

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

Our Brazilian trade-related exposure as of December 31, 2003, 2002 and 2001 was as follows:

December 31	2003	2002	2001
In billions

Assets with transfer-risk mitigation:
Insurance contracts	$.1	—	—
Other trade-related transfer-risk mitigation	1.3	$1.3	$1.6
Third party funding	.2	.4	.7
Guaranteed	.3	.6	.6
Assets with no transfer-risk mitigation:
Short-term trade	.6	.8	.7

Trade-related claims (refer to Brazil cross-border outstanding table)	$2.5	$3.1	$3.6

Brazilian Mutual Funds

We acted as manager for approximately $6.8 billion of mutual funds in Brazil at December 31, 2003, which were invested primarily in Brazilian government securities.

Brazilian Currency Position

Currency positions expose us to gains or losses that depend on the relationship between currency price movements and interest rate differentials. The following table presents our Brazilian currency position.

	At Year-End				Daily Average
In millions	2003		2002		2003	2002

Brazil(a)(b)		$(9)		$(8)	$19	$15

(a)	Positive values reflect U.S. dollar assets funded by local currency liabilities (i.e., a long position in U.S. dollars).
(b)	Negative values reflect local currency assets funded by U.S. dollars (i.e., a short position in U.S. dollars).

We will continue to closely monitor the political and economic situation in Brazil to assess what impact any new government measures may have on our operations.

Liquidity Risk Management

Liquidity risk is defined as the risk of loss arising from our inability to meet known near-term and projected long-term funding commitments. A related liquidity risk is not having sufficient funds to meet financial commitments under sudden and unexpected adverse conditions. We are also exposed to liquidity risk as a provider of financial services to our corporate customers. For additional information concerning this exposure, refer to the Off-Balance Sheet Arrangements section of this discussion and analysis.

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

Based upon our level of short- and long-term liquid assets and our ability to access the capital markets for additional funding when necessary, including our ability to issue debt and equity securities under our current shelf registration, management considers overall liquidity at December 31, 2003 sufficient to meet FleetBoston’s current obligations to customers and debt holders, support expectations for future changes in asset and liability levels and carry on normal operations.

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

Parent company and bank liquidity are managed separately. The primary sources of liquidity for the parent company are interest and dividends from its subsidiaries, access to the money and debt capital markets and short-term liquid assets. Dividends from banking subsidiaries are limited by various regulatory requirements related to capital adequacy and retained earnings. More information about these restrictions is provided in Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Material risks to the sources of short-term liquidity would include, among other things, rating agency downgrades of our deposits and debt securities below investment grade, and unanticipated funding requirements, such as guarantees of third party debt. As of December 31, 2003, there were no circumstances that management considered reasonably likely to occur that would adversely impact our sources of short-term liquidity.

At December 31, 2003, our parent company had commercial paper outstanding of $759 million and short-term liquid assets of $4.2 billion, compared to $938 million and $4 billion, respectively, at December 31, 2002. The parent company manages its liquidity by maintaining short-term assets at an amount sufficient to meet payment of its short- and long-term debt maturities and net cash operating shortfall over at least a 12-month period. Short-term liquid assets include deposits placed by the parent company with its banking subsidiaries.

Currently, our parent company has $1.3 billion available, under an effective shelf registration, for the issuance of senior or subordinated securities and other debt securities, common stock, preferred stock or trust preferred securities.

The primary sources of liquidity for our banking subsidiaries are cash flows from operations, core deposits, borrowings and short-term high-quality liquid assets. Liquidity at the bank level is managed through the monitoring of anticipated changes in loans, core deposits and wholesale funds. Diversification of liquidity sources by maturity, market, product and funds provider is mandated through ALCCCO guidelines.

The strength of the banking subsidiaries’ liquidity position is their base of core customer deposits. These core deposits are supplemented by wholesale funding sources in the capital markets, as well as from direct customer contacts. Wholesale funding sources include large certificates of deposit, foreign branch deposits, federal funds, collateralized borrowings and domestic and euro bank note programs. Non-banking subsidiaries rely primarily on cash flows from operations, short-term liquid assets and funds from the parent company.

The following table presents consolidated information related to our on-balance sheet funding sources for the last two years.

Components of Funding Sources

December 31	2003	2002
In millions

Deposits:
Domestic:
Demand	$ 22,366	$ 18,909
Regular savings and NOW	15,802	14,971
Money market	73,196	63,784
Time	13,875	17,029
International	12,525	11,121

Total deposits	137,764	125,814

Short-term borrowings:
Federal funds purchased	654	1,440
Securities sold under agreements to repurchase	5,168	5,920
Commercial paper	759	1,109
Other	4,597	2,841

Total short-term borrowings	11,178	11,310

Due to brokers/dealers	5,476	4,297
Long-term debt	17,557	20,581

Total	$171,975	$162,002

Certificates of deposit and other time deposits issued by domestic offices in amounts of $100,000 or more as of December 31, 2003 will mature as presented in the following table.

Maturity of Time Deposits – Domestic

December 31, 2003		Other
In millions Remaining maturity	Certificates of Deposit	Time Deposits

3 months or less	$2,069	$3,944
3 to 6 months	633	6
6 to 12 months	302	2
Over 12 months	939	—

Total	$3,943	$3,952

As of December 31, 2003, we had approximately $3.9 billion of certificates of deposit and time deposits, in amounts of $100,000 or more, issued by foreign offices.

We have established a number of statutory business trusts, the sole purpose of which is to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by the parent company. The parent company has fully and unconditionally guaranteed each trust’s obligations under the trust securities. The junior subordinated debentures are included in long-term debt in our consolidated balance sheet at December 31, 2003. In connection with our adoption and application of the consolidation provisions of Financial Accounting Standards Board, or “FASB,” Interpretation No. 46, “Consolidation of Variable Interest Entities,” or “Interpretation No. 46,” the trusts and trust preferred securities were deconsolidated and are not included in our consolidated financial statements as of December 31, 2003. However, the junior subordinated debentures described above, which in prior years were eliminated when the trusts were consolidated, now remain in long-term debt in our consolidated balance sheet. Accordingly, the net impact of deconsolidating the trusts was not material to our consolidated financial statements.

Additional information concerning these trusts is provided in Note 9 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. For more information about Interpretation No. 46, see the Recent Accounting and Regulatory Developments section of this discussion and analysis.

FleetBoston’s ability to maintain consistent access to liquidity is fostered by strong debt ratings from the major credit rating agencies. Factors essential to retaining high credit ratings include strong capital ratios and credit quality, diverse and stable core earnings, diverse liquidity sources and strong liquidity monitoring procedures. A downgrade or reduction in credit ratings could have an adverse impact on our ability to access wholesale funding at favorable interest rates. The following table presents the long- and short-term debt ratings of the parent company, its principal banking subsidiary, Fleet National Bank, or “FNB,” and the above-mentioned trust preferred securities at December 31, 2003.

Debt Ratings

	Moody’s	S&P	Fitch

Parent company short-term debt	P-1	A-1	F1
FNB short-term debt	P-1	A-1	F1

Parent company long-term debt	A1	A	A
FNB long-term debt	Aa3	A+	A

Parent company subordinated debt	A2	A-	A-
FNB subordinated debt	A1	A	A-

Trust preferred securities	A2	BBB+	A-

Contractual Obligations and Commercial Commitments

The following table presents our contractual cash obligations at December 31, 2003.

Contractual Cash Obligations

	Payments Due by Period
In millions	Total	Under 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(a)	$17,557	$3,116	$6,928	$3,161	$4,352
Operating leases(b)	1,497	267	620	267	343
Purchase obligations	580	203	308	41	28

Total contractual cash obligations	$19,634	$3,586	$7,856	$3,469	$4,723

(a)	Includes capital lease obligations, which are not significant.
(b)	Represents minimum annual rental commitments exclusive of taxes and other charges.

Certain operating leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

Purchase obligations primarily relate to services provided for information technology and other outsourcing of operating activities. Amounts presented in the table reflect minimum contractual obligations of $250,000 or greater as of December 31, 2003 subject to legally enforceable contracts with terms that are both fixed and determinable. For contracts that can be terminated after a notification period without monetary penalty, the minimum obligation for the notification period is presented in the table.

The table does not include obligations which will be settled in cash, primarily in less than one year, such as deposits, federal funds purchased and securities sold under repurchase agreements and short term borrowings. These obligations are included in our consolidated balance sheet at December 31, 2003. The table does not include obligations related to derivative contracts, because the amounts included in our consolidated balance sheet at December 31, 2003 related to derivative contracts do not represent the amounts that may ultimately be paid under the contracts. More information about derivative contracts is provided in Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

We have obligations under pension and other postretirement benefit plans, which are more fully described in Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and which are not included in the above table. Funding requirements for pension and postretirement benefits after 2004 cannot be estimated due to the significant variability in the assumptions required to project the timing of future cash payments.

Additional information concerning contractual cash obligations is provided in Notes 8 and 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

The following table presents our other commercial commitments at December 31, 2003. These commitments are not included in our consolidated balance sheet.

Commercial Commitments

	Amount of Commitment Expiration Per Period
In millions	Total Committed	Under 1 year	1-3 years	4-5 years	After 5 years

Commitments to extend credit	$60,020	$26,711	$27,762	$4,856	$691
Letters of credit, financial guarantees and foreign office guarantees (net of participations)	14,613	9,622	4,096	636	259
Other commercial commitments	1,157	n/a	n/a	n/a	n/a

Total commercial commitments	$75,790	$36,333	$31,858	$5,492	$950

n/a – not applicable

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

Other commercial commitments represent unfunded commitments of our Principal Investing business. Such commitments relate to investment fund partnerships and are drawn down periodically throughout the life of the respective fund.

We may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. Information concerning significant contractual arrangements under which FleetBoston may be held contingently liable, including guarantee arrangements, as well as additional information about the commercial commitments disclosed in this section, is provided in Note 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Market Risk Management

Market risk is defined as the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. We are exposed to market risk both in our trading and non-trading, or balance sheet management, activities. The market risk management processes for these activities, discussed in further detail below, apply to both balance sheet and off-balance sheet exposures. Our principal investing portfolio is also exposed to market risk, specifically equity price risk. Information concerning the management of market risk in our principal investing portfolio is provided in the Principal Investing portion of this Market Risk Management section.

Trading Activities

The financial information included in this Trading Activities section includes discontinued operations.

Our exposure to price risk arises in the normal course of our business as a financial intermediary. We enter into interest rate, currency exchange, equity and precious metals contracts primarily to satisfy the investment and risk management needs of our customers.

In addition, we take certain proprietary trading positions, including positions in investment grade and high yield fixed-income securities, local currency debt and equity securities, and related derivative instruments. We expect these positions to benefit from short-term movements in the prices of securities and from perceived inefficiencies among the prices of various securities issued by the same country or entity. Domestic fixed-income trading activities also include position-taking in U.S. Treasury and U.S. government agency securities.

Our market risk management process for our trading activities applies to all forms of price risk, or the risk of loss in earnings arising from adverse changes in the value of financial instrument trading portfolios. The Board approves policies concerning our tolerance for these risks, and ALCCCO issues overall strategic direction to specify the extent to which we can utilize any of the Board-approved limits. The Market Risk Committee, chaired by the Executive Director, Market Risk Management, allocates the overall risk limits for trading portfolios to individual lines of business. Senior management from these lines of business evaluates risk-taking activities, and ensures that actual exposures remain consistent with approved policies and limits. Market Risk Management provides an independent view of the identification, measurement, monitoring and control of price risk in trading activities.

Market Risk Management has a group of Risk Managers who develop specialized expertise and in-depth knowledge of our trading lines of business, and work with business managers to set policies that reflect an appropriate framework for risk measurement, risk monitoring and reporting processes, and risk control structures. These Risk Managers ensure compliance with established policies and risk limit structures on a daily basis, and evaluate relevant market conditions and business initiatives as part of the monitoring process. As warranted, the Risk Managers review and assess proposals to alter the existing risk profile through both new products and services or significant modifications to existing products and services, thereby ensuring that the appropriate risk management oversight and infrastructure exists prior to commencement of the activity.

In addition, Market Risk Management contains a Capital Markets Analytics group that develops market risk and counterparty credit risk measurement methodologies and models, estimates risk factors and analyzes dynamic market data for use within these models, and conducts all model validations that include ascertaining model appropriateness and testing actual model performance.

Both of Market Risk Management’s above-described groups rely on a separate risk information department that provides reports on trading exposures on a corporate-wide basis.

Trading profits are volatile, and largely reflect general market conditions and customer interest. Our profits typically depend on the volume and type of transactions we execute, the level of actual risk we assume and the volatility of market movements. We evaluate the overall profitability of our trading positions by measuring the daily change in the mark-to-market value of these portfolios, including net interest income and other related revenues. The following histogram presents the distribution of aggregate daily trading-related revenues, in millions of dollars, that resulted from our combined trading activities during 2003. Trading-related revenues include trading profits and commissions, foreign exchange revenue and market-making revenue, which are all components of capital markets-related revenue, as well as net interest income from these trading positions.

While 2003 certainly produced its own set of challenges, general economic recovery and relative market stability contributed to our success in delivering a more consistent risk and return profile. Early in 2003, risk exposures declined significantly and have remained at relatively low levels since. As we would expect, a challenging market environment and a change in business mix clearly impacted our revenue performance. Nevertheless, as shown in the chart above, our risk management discipline effectively controlled the size and extent of negative trading results.

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

Our VAR methodology includes holding periods for each position based upon an assessment of relative trading market liquidity for each instrument, and a conservative view of cross-product correlations that does not reflect the full diversification benefits of positions taken across different trading businesses. In light of the challenging trading conditions during 2003, we actively enhanced our processes for price risk measurement and monitoring against approved limits.

The table below presents the exposure of our combined trading portfolios.

Value-at-Risk (VAR)

In millions	Average	High	Low

Year ended December 31, 2003	$29	$60	$19
Year ended December 31, 2002	72	135	28

At December 31, 2003, total VAR usage measured $27 million. In no instance did our daily VAR measure exceed the Board’s approved limit.

The following table summarizes our aggregate average VAR by risk type for the periods presented. The significant decline from 2002 in the portion of our average VAR attributable to foreign exchange risk primarily reflected changes in our Argentine currency exposure, discussed below. Average VAR for commodity risk remained insignificant for the periods shown.

VAR by Risk Type

	2003	2002
In millions	Average	Average

Interest rate risk	$13	$16
Foreign exchange risk	13	51
Equity risk	3	5

Aggregate price risk	$29	$72

During 2003, approximately half of the price risk in our trading activities arose from interest rate activities, which included directional and spread components. The primary areas that contributed to this risk category include a portfolio of credit derivatives that we hold as a hedge against potential deterioration in the credit risk of our domestic C&I portfolio, as well as trading activity in various domestic and international fixed-income markets.

The majority of foreign exchange risk related to our Argentine currency position, which reflected prevailing economic conditions and Argentine government measures implemented during the year. Additional information concerning this currency position is included in the Country Risk section of this discussion and analysis.

The contribution to VAR from equity trading activities during 2003 primarily reflected activities at our NYSE specialist firm.

Our independent Market Risk Management function routinely validates our measurement framework by conducting backtests, which compare the actual daily trading-related results against the estimated VAR with a one-day holding period. This measure contrasts with our standard VAR estimate by excluding the impact of reduced trading liquidity. The following graph presents this comparison for the twelve months ended December 31, 2003. In no instance did a daily aggregate trading loss exceed the one-day aggregate VAR measure associated with that date, which compares very favorably with our expectation for less than three such breaches, i.e., no more than one breach for at least 100 trading days.

In addition to the VAR framework, we employ other risk measurement tools to evaluate and control price risk. These tools include cumulative loss limits and overall portfolio size limits, as well as regular stress tests and scenario analyses. Stress testing involves modifying the VAR model’s assumptions to reflect rare events that have the potential for high impact. Scenario analyses involve calculating the impact of a pre-determined set of events, irrespective of their statistical likelihood of occurrence. Such analyses may reflect historically observed market changes, incorporate specific scenarios that reflect some judgment about potential market conditions or identify the kind of scenario that would cause the most harm to existing positions. During 2003, we regularly evaluated and revised, as appropriate, these tests and analyses in light of ongoing market developments and conditions.

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

As the future path of interest rates cannot be known in advance, management uses simulation analysis to project earnings under various interest rate scenarios including reasonable or “most likely,” as well as deliberately extreme and perhaps unlikely, scenarios. Thus, the analyses may include immediate interest rate “shocks,” gradual interest rate “ramps,” spread narrowings/widenings, and yield curve “twists.” Usually, each analysis incorporates what management believes to be the most appropriate assumptions about customer and competitor behavior in the specified interest rate scenario, but in some analyses, assumptions are deliberately manipulated to test our exposure to “assumption risk.”

In these analyses, we use the market’s implied forecast for future interest rates as the base case. As of December 31, 2003, the pricing of forward markets implied that the Federal Reserve Board would maintain a stable monetary policy for approximately 7-8 months, then would begin to tighten monetary policy in the third quarter of 2004. Estimated exposures relate to variances in the future path of interest rates from this base case.

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

The following table reflects the estimated exposure of net interest income for the next twelve months, calculated as of December 31, 2003 and 2002, due to an immediate +/- 200 basis point shift in the forecasted interest rates. Estimated incremental exposures set forth below are dependent on material assumptions such as those previously discussed.

Rate Change	Estimated Exposure to Net Interest Income
(Basis Points)	(In millions)

As of December 31,	2003	2002

+200	$314	$(113)
-200	(499)	(107)

As presented in the table above, net interest income as of December 31, 2003 is materially exposed to a sudden and severe decline in interest rates but by an amount that is within internal limits. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that the exposure of net interest income to gradual and modest changes in interest rates is relatively insignificant. Furthermore, it is important to note that, given the current low level of interest rates, this standard-200 basis points scenario may be especially extreme as it implies a federal funds target interest rate at 0% and long-term rates at unprecedented lows.

Estimated net interest income exposures at December 31, 2003 differ materially from those at year-end 2002, mainly reflecting the restructuring of hedges. In June 2003, we terminated $15.9 billion of interest rate swaps that were no longer deemed necessary given the extremely low level of interest rates. As a result of these transactions and other changes in balance sheet composition, the overall balance sheet position is now asset-sensitive.

The exposure of annual net interest income to an immediate change in interest rates is reduced under a gradual change. For example, under a gradual + 200 basis point shift over one year, the estimated impact on annual net interest income is $183 million; under a gradual-200 basis point shift over one year, the estimated impact is $(271) million. Results for an immediate shock and a gradual ramp vary mainly because in the ramp, the impact of changes in interest rates on such factors as reinvestment yields, mortgage prepayment speeds and deposit rates is either diminished or delayed.

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

The following table reflects estimated EVE exposures, calculated as of December 31, 2003 and 2002, assuming an immediate and prolonged shift in interest rates, the impact of which would be spread over a number of years. Exposures are reported for shifts of +/- 100 basis points as well as +/- 200 basis points because the sensitivity of EVE to changes in interest rates can be very nonlinear.

Rate Change	Estimated Exposure to Economic Value
(Basis Points)	(In millions)

As of December 31,	2003	2002

+200	$(135)	$466
+100	148	469
-100	(466)	(764)
-200	(1,694)	(1,840)

As indicated, an immediate 200 basis point decrease in interest rates would reduce EVE, but by an amount that is within our internal limits. While an immediate and severe shift in interest rates is used in this analysis to provide an estimate of exposure under an extremely adverse scenario, management believes that a gradual shift in interest rates would have a much more modest impact.

It is estimated that as of December 31, 2003, EVE would be only modestly impacted by a further rise in interest rates. On the other hand, estimated EVE exposure to a sharp decline in interest rates remains significant but is somewhat reduced from year-end 2002. The pattern of nonlinear and asymmetrical exposure is due primarily to the projected adverse impact of mortgage prepayments and core deposit pricing under declining interest rates. The change from year-end 2002 was primarily due to a steepening of the yield curve, which has reduced anticipated mortgage prepayments and extended the expected average life of mortgage assets.

Non-U.S. Dollar Denominated Risk Management

Our non-U.S. dollar denominated assets and liabilities are exposed to interest rate and foreign exchange rate risks. The majority of the non-U.S. dollar denominated interest rate and foreign exchange rate risk exposure stems from our operations in Latin America, primarily Argentina and Brazil.

Within Argentina, the ongoing political and economic instability has increased several risks, including sovereign, cross-border, credit, currency, and interest rate risks, which have all become highly interrelated. While progress was made in 2003, until the Argentine economy fully recovers, the ultimate balances, currency denomination, repricing dynamics and maturity structure of certain assets and liabilities will remain uncertain, making it difficult to estimate precisely the amount of interest rate risk in the country. Non-trading interest rate risk exposure in other Latin American countries was insignificant at December 31, 2003.

Exposure to non-trading foreign exchange rate risk in Latin American operations is managed using a VAR methodology, which we discuss more fully in the Trading Activities section of this discussion and analysis. You can obtain additional information about the interest rate and foreign exchange rate risks associated with our operations in Argentina in the Country Risk section of this discussion and analysis.

Risk Management Instruments

December 31, 2003	Fair	Total Notional		Expected Maturity (Notional Value)						Weighted Average Maturity	Weighted Average Rate
Dollars in millions	Value	Value		2004	2005	2006	2007	2008	Thereafter	(Years)	Receive	Pay

Domestic interest rate risk management instruments
Interest rate swaps:
Receive fixed/ pay variable hedging:
variable-rate loans		$5,000
fixed-rate deposits		25
long-term debt		1,009
	$109	6,034		300	2,500	2,500	—	—	734	5.3	3.14%	1.16%
Pay fixed/ receive variable hedging:
short-term fixed-rate deposits		3,430
variable-rate liabilities		2,860
	(312)	6,290		84	310	3,525	—	—	2,371	4.0	1.17 (a)	4.72 (a)
Options hedging:
fixed-rate deposits		25
long-term debt		709
	(75)	734	(b)	—	—	—	—	—	734	28.1	—	—
Forward contracts hedging forecasted loan purchases	(3)	275		275	—	—	—	—	—	.1	—	—

Total domestic interest rate risk management instruments	$(281)	$13,333		$659	$2,810	$6,025	—	—	$3,839	5.8	2.34%	2.60%

International interest rate risk management instruments
Interest rate futures hedging foreign currency denominated variable-rate repurchase and fixed-rate deposits	—	216		173	25	18	—	—	—	.6	—	—

Total hedges of net interest income	$(281)	$13,549		$832	$2,835	$6,043	—	—	$3,839	5.7	2.34%	2.60%

Domestic credit risk management instruments
Credit derivatives hedging loans	—	10		—	10	—	—	—	—	1.6	—	—

International credit risk management instruments
Credit derivatives hedging variable-rate and fixed-rate loans	$36	398		122	83	169	24	—	—	1.4	—	—

Total hedges of credit risk	$36	$408		$122	$93	$169	$24	—	—	1.4	—	—

Foreign exchange risk management instruments
Swaps hedging:
foreign currency denominated variable-rate repurchase and resale agreements and fixed-rate loans	$(11)	$230		$124	$30	$76	—	—	—	1.3	—	—
foreign currency denominated long-term debt	2	75		—	—	—	—	$75	—	4.53	—	—
Options hedging foreign currency denominated long-term debt	—	28		—	—	—	—	28	—	4.52	—	—
Forward and spot contracts hedging foreign currency denominated debt securities, fixed-rate deposits and net investment in foreign operations	(4)	889		773	31	85	—	—	—	.5	—	—
Futures hedging foreign currency denominated variable-rate repurchase and resale agreements	—	1,741		607	560	323	$136	115	—	1.6	—	—

Total hedges of foreign exchange	$(13)	$2,963		$1,504	$621	$484	$136	$218	—	1.3	—	—

Total risk management instruments	$(258)	$16,920		$2,458	$3,549	$6,696	$160	$218	$3,839	4.9	2.34%	2.60%

(a)	Calculation excludes $2.7 billion of notional value related to forward starting pay fixed/ receive variable interest rate swaps. Because these swaps are forward starting, there is no receive variable rate associated with these swaps at December 31, 2003. Therefore, these swaps are not included in the weighted average receive or weighted average pay rates.
(b)	Represents options embedded in callable swaps associated with a portion of the $1 billion notional value of receive fixed/ pay variable swaps hedging long-term debt and the $25 million notional value of receive fixed/ pay variable swaps hedging fixed-rate deposits.

Principal Investing

Our principal investing portfolio is exposed to market risk, specifically equity price risk. We utilize a variety of tools and processes to manage risk within this portfolio. These tools include a stringent evaluation and approval process for individual investments, portfolio diversification guidelines, risk rating systems, and portfolio monitoring processes which include procedures for identifying troubled investments and taking appropriate action. With respect to diversification, we have established portfolio guidelines for stage of investment (seed, early or later stage), geographic concentration and industry concentration. These guidelines are reviewed for compliance on a regular basis. An eight-level rating system is used to rate investment quality, and valuations and investment ratings are changed as company-specific facts and circumstances dictate. In addition, all investments are reviewed at least quarterly.

To further manage equity price risk within the principal investing portfolio, we utilize derivative contracts to offset foreign currency exposure resulting from certain investments that are denominated in a foreign currency. Publicly-traded investments are generally liquidated within a six-month period after expiration of trading restrictions unless such action is not practical. When publicly-traded securities are received as distributions from investment fund partnerships, these securities are liquidated as soon as possible.

Operating Risk Management

Operating risk is defined as the risk of loss resulting from inadequate or failed internal processes or systems, errors by employees or from external events. Business line management is responsible for managing operating risk. Various internal audit, compliance and operating risk activities measure and assess the control environment on an ongoing basis. A continuous audit process is in place to monitor high-risk activities throughout FleetBoston. Quarterly, the current status of our internal controls is evaluated and reported to executive management and the Audit Committee of the Board. A similar process exists to monitor and report significant compliance activities. We have targeted programs for monitoring privacy, money laundering deterrence, fraud prevention and operating losses. The Operating Risk and Compliance Committees, composed of senior managers, provide additional oversight.

Capital Management

A financial institution’s capital serves to support asset growth and provide protection against loss to depositors and creditors. We strive to maintain an optimal level of capital, commensurate with our risk profile, on which an attractive return to stockholders will be realized over both the short and long term, while serving depositors’, creditors’ and regulatory needs. In determining optimal capital levels, we also consider the capital levels of our peers and the evaluations of the major rating agencies that assign ratings to our public debt. Common equity represents the stockholders’ investment in FleetBoston. In addition to common equity, regulatory capital includes, subject to certain limits, preferred stock, trust preferred securities, subordinated debt and the reserve for credit losses.

In blending the requirements of each of these constituencies, we have established target capital ranges that we believe will provide for management flexibility and the deployment of capital in an optimally efficient and profitable manner. These targets are reviewed periodically relative to our risk profile and prevailing economic conditions.

We have internal targets for regulatory capital of approximately .75%-1.25% above the minimum regulatory requirements for a well-capitalized institution, as defined in the Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA.” To be categorized as well capitalized, we must maintain a risk-based total capital ratio of at least 10%, a risk-based tier 1 capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5% and not be subject to a written agreement, order or capital directive with any of our regulators. At December 31, 2003, we exceeded all regulatory required minimum capital ratios, and satisfied the requirements of the well capitalized category established by FDICIA. We also have an internal target for our tangible common equity to assets ratio of at least 5.75%-6.25%.

We have maintained our capital levels above our internal targets as a result of risks and uncertainties with respect to, among other things, domestic commercial credit and economic conditions in Latin America.

Capital Ratios(a)

December 31	2003	2002

Risk-adjusted assets (in millions)	$185,363	$182,533
Tier 1 risk-based capital (4% minimum)	8.89%	8.24%
Total risk-based capital (8% minimum)	11.95	11.72
Leverage (3% minimum)	8.67	8.27
Common equity to assets	8.99	8.70
Total equity to assets	9.13	8.84
Tangible common equity to tangible total assets	6.87	6.40
Tangible common equity to tangible managed assets	6.40	5.89
Tangible total equity to tangible total assets	7.01	6.54

(a)	All ratios include discontinued operations.

The increase in risk adjusted assets from December 31, 2002 was primarily due to an increase in residential mortgage and home equity loans, partially offset by a decline in commercial and other consumer loans. The increase in the tier 1 risk-based capital ratio was directly related to an increase in tier 1 capital, which was primarily the result of higher retained earnings. In addition, the increase in the leverage ratio, a measure of tier 1 capital to quarterly average assets, was due to the above-mentioned increase in tier 1 capital, partially offset by an increase in quarterly average assets, particularly home equity loans and resi -

dential mortgages. Excess capital, defined as common equity above the capital target, is available for core business investments and acquisitions.

During 2003, banking regulators indicated that they would evaluate the existing capital treatment of conduit assets and trust preferred securities in light of the impact of Statement of Financial Accounting Standards, or “SFAS,” No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity,” and Interpretation No. 46. To date, the regulators have indicated that the capital treatment of conduit assets and trust preferred securities will remain unchanged until further notice. FleetBoston included $3.2 billion of trust preferred securities in its tier 1 capital at December 31, 2003. If these securities did not qualify as tier 1 capital at December 31, 2003, FleetBoston would still have satisfied the requirements of the well capitalized category.

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

At December 31, 2003, the parent company had $4.2 billion of short-term liquid assets with which to meet dividend declaration and other payment obligations. Information concerning dividends from our subsidiary banks is provided in Note 12 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

As registered brokers/dealers and member firms of the NYSE, certain of our subsidiaries are subject to rules of both the SEC and the NYSE. These rules require members to maintain minimum levels of net capital, as defined, and may restrict a member from expanding its business and declaring dividends as its net capital approaches specified levels. At December 31, 2003, these subsidiaries had aggregate net capital of approximately $826 million, which exceeded aggregate minimum net capital requirements by approximately $795 million.

Off-Balance Sheet Arrangements

Information concerning obligations under guarantee contracts is provided in Note 10 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report. Information concerning third party conduits utilized in connection with asset-backed commercial paper programs is provided in this section, but the information excludes one commercial paper conduit that we consolidated on December 31, 2003. This conduit was not included in our consolidated financial statements at December 31, 2002. Information about this conduit is provided in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

During 2003, we securitized approximately $1.4 billion of commercial loans, $776 million of home equity loans and $750 million of credit card receivables. In 2002, we securitized approximately $1 billion of commercial loans and $2.3 billion of credit card receivables. Generally, in a securitization, we transfer financial assets, such as commercial loans, credit card receivables or home equity loans, to qualifying special purpose entities, or “QSPEs,” which are legally isolated from FleetBoston. The QSPEs, in turn, sell securities to investors, which entitle them to receive specified cash flows during the term of the security. The proceeds from the sale of securities are then distributed by the QSPEs to FleetBoston as consideration for the loans transferred.

At December 31, 2003, the QSPEs held aggregate assets of approximately $17.5 billion, composed of approximately $11.5 billion of credit card receivables, $5.2 billion of commercial loans and $890 million of home equity loans, and the aggregate outstanding debt securities issued by the QSPEs were $14.2 billion. Our retained interests in the QSPEs, which are not subordinated to the claims of investors, are included in loans in our consolidated balance sheet. At December 31, 2002, the QSPEs held aggregate assets of $18.2 billion and had aggregate outstanding debt securities totaling $15.2 billion.

We hold subordinated interests in the net assets of the QSPEs, which provide credit enhancement to the investors in the outstanding debt securities. At December 31, 2003 and 2002, these subordinated interests included residual positions such as interest-only strips and certain subordinated principal balances of $251 million and $280 million, respectively; accrued interest and fees receivable of $212 million and $320 million, respectively; and other interests, including subordinated debt securities, overcollateralization positions and cash collateral accounts of $417 million and $317 million, respectively. The subordinated interests, which are included in our consolidated balance sheet, represent our maximum exposure related to the debt securities issued by the QSPEs. Investors in the securities have no further recourse against us if cash flows generated by the securitized assets are inadequate to service the obligations of the QSPEs.

We also securitize certain lease financing receivables, which totaled approximately $525 million and $682 million at December 31, 2003 and 2002, respectively, through third party conduits. The lease financing receivables are first sold to a bankruptcy-remote subsidiary of FleetBoston, which then sells an interest in the receivables to third party conduits. The conduits, in turn, sell commercial paper to investors to fund the purchase of the receivables from FleetBoston. At FleetBoston’s option, cash proceeds received from lessees can be reinvested by the conduits in additional lease receivables originated by FleetBoston.

We hold retained subordinated interests in the lease receivables, primarily in the form of overcollateralization positions, which provide credit enhancement to the third party conduits. These retained interests, which totaled $29 million and $36 million at December 31, 2003 and 2002, respectively, are included in our consolidated balance sheet and represent our maximum risk exposure associated with the securitized lease receivables. The assets sold to the conduits are not included in our consolidated balance sheet.

Additional information concerning securitizations is provided in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

We provide access to liquidity for our corporate customers through asset-backed commercial paper programs. These programs utilize special purpose entities which, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans to customers. The special purpose entities, or “conduits,” finance this activity through the issuance of rated commercial paper to third party investors. We do not sell our own assets to these conduits, and the assets and obligations of the conduits generally are not included in our consolidated balance sheet. We receive fees for structuring financial transactions for our customers, and for the provision of administrative services and direct credit support to the conduits. In 2003 and 2002, these fees totaled approximately $22 million and $26 million, respectively.

At both December 31, 2003 and 2002, these conduits had aggregate assets of approximately $2.9 billion and $3.6 billion, respectively, primarily loans and debt securities, and aggregate liabilities outstanding, primarily commercial paper, of $2.9 billion and $3.6 billion, respectively. The assets of the conduits are generally of investment grade quality and are typically secured by other financial assets, such as leases, trade receivables, or cash held as collateral. Based on commitments of the conduits to their customers at December 31, 2003, the conduits could be required to provide additional funding totaling $843 million.

We provide direct credit support to the conduits in the form of credit derivative contracts, which had a notional amount of $2 billion at December 31, 2003, or financial standby letters of credit, which totaled approximately $19 million at December 31, 2003. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held cash collateral totaling $405 million at December 31, 2003. The financial standby letters of credit are included in the commercial commitments table in the Liquidity Risk Management section of this discussion and analysis. More information about our use of credit derivative contracts is provided in Note 13 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

The overall potential impact of the risk to liquidity of these commercial paper programs is included in the monthly liquidity analysis more fully discussed earlier in the Liquidity Risk Management section of this discussion and analysis.

We also provide asset management and related services to other special purpose vehicles unrelated to the conduits utilized by the commercial paper programs. These vehicles invest in financial assets such as loans and bonds on behalf of third parties. Assets under management totaled approximately $3.5 billion and $3.4 billion at December 31, 2003 and 2002, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At December 31, 2003 and 2002, FleetBoston held equity investments in these vehicles of approximately $16 million and $18 million, respectively. FleetBoston provides backup liquidity lines, which totaled $76 million and $95 million at December 31, 2003 and December 31, 2002, respectively, to two of these vehicles. At December 31, 2003, no amounts were outstanding under these liquidity lines. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet. In both 2003 and 2002,) we received aggregate management fees from these asset management vehicles totaling approximately $12 million.

Comparison of 2002 and 2001

Net income in 2002 was $1.2 billion, or $1.12 per diluted share, compared with $931 million, or $.83 per diluted share, in 2001. Return on average assets and return on average common equity were .63% and 6.87%, respectively, in 2002 compared with .45% and 4.77%, respectively, in 2001. Included in the 2002 and 2001 results were net losses of $336 million and $37 million, respectively, from discontinued operations.

Income from continuing operations in 2002 was $1.5 billion, or $1.44 per diluted share, compared to $968 million, or $.87 per diluted share, in 2001. Corresponding returns on average assets and average common equity were .82% and 8.84%, respectively, in 2002 compared to .48% and 4.96%, respectively, in 2001.

Overall higher earnings and earnings per share in 2002 were driven by improvements in revenues from our investment services business, primarily due to the fourth quarter 2001 Liberty Asset Management, or “Liberty,” acquisition, and our principal investing business, the result of a lower level of investment portfolio writedowns. In addition, 2002 results were positively impacted by lower operating expenses from the corporate-wide cost containment program implemented in 2001, a decline in merger and restructuring costs, the absence of the loss from the sale of our mortgage banking business in 2001 and the discontinuance of goodwill amortization beginning January 1, 2002.

Partially offsetting these improvements was an increase in the provision for credit losses, a decline in net interest income, and declines in other capital markets-related revenues, reflecting the impact of continued weakness in the U.S. economy on commercial credit as well as the impact of Argentine government measures on Argentina’s financial system and the continued economic deterioration in that country.

Net interest income, on an FTE basis, totaled $6.5 billion in 2002, compared to $7.3 billion in 2001. Net interest margin for 2002 was 4.01%, compared with 4.18% in 2001. The decrease was mainly due to the impact of continued weakness in the U.S. economy on commercial credit as well as the impact of Argentine government measures on Argentina’s financial system and the continued economic deterioration in that country.

The provision for credit losses was $2.8 billion in 2002 compared with $2.3 billion in 2001. The increase in the provision was mainly due to the above-mentioned U.S. economic conditions, as well as economic conditions in Latin America.

Noninterest income totaled $5 billion in 2002 compared to $4.6 billion in 2001. The increase was due to improvements in investment services revenues, mainly the result of the fourth quarter 2001 Liberty acquisition, and capital markets-related revenues, the result of a lower level of investment writedowns in our principal investing portfolio (approximately $360 million in 2002 compared to $1.1 billion in 2001). In addition, we recorded net securities gains of $6 million in 2002 compared to net losses of $275 million in 2001. Partially offsetting these improvements was the absence of $430 million of branch divestiture gains and a $146 million gain from the sale of our investment in the NYCE Corporation, both recorded in 2001, as well as the absence of $107 million of revenue recorded in the first half of 2001 from our mortgage banking business, which we sold in June 2001.

Noninterest expense totaled $6.4 billion in 2002 compared to $8 billion in 2001. This decline was primarily due to a $478 million decline in merger and restructuring costs; the absence of the $428 million loss from the 2001 sale of our mortgage banking business; lower incentive compensation levels; the discontinuance of goodwill amortization beginning January 1, 2002 in connection with our adoption of the new goodwill accounting standard; and full-year cost savings realized in 2002 from our corporate-wide expense containment program implemented in 2001.

Total loans and leases at December 31, 2002 were $120.4 billion compared to $127 billion at December 31, 2001. This decline was primarily composed of domestic and international C&I loans partially offset by an increase in consumer loans. Domestic C&I loans declined due to lower business volume caused by weak loan demand, our targeted domestic corporate risk exposure reductions, charge-offs and a commercial loan securitization transaction. International C&I loans declined due to the impact of the Argentine peso devaluation on the U.S. dollar carrying value of Argentine loans and a decline in Brazilian commercial loans, the latter mainly the result of loan maturities that were not renewed, in connection with our Brazilian exposure reduction efforts.

Total deposits decreased $1.9 billion to $125.8 billion at December 31, 2002 due to the pesofication and devaluation of the local currency in Argentina, coupled with maturities of domestic time deposits, partially offset by growth in low-cost core deposits.

Long-term debt decreased $4.9 billion to $20.6 billion at December 31, 2002 due to net maturities of senior notes throughout 2002 partially offset by the issuance of trust preferred securities.

RECENT ACCOUNTING AND REGULATORY DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46. The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor. Our qualifying SPEs are discussed in the Off-Balance Sheet Arrangements section of this discussion and analysis.

In December 2003, the FASB issued a revision to Interpretation No. 46. The revised Interpretation, “Interpretation No. 46R,” provides additional guidance which we are currently evaluating. Adoption of Interpretation 46R by March 31, 2004 is not expected to have a significant impact on our financial condition or results of operations.

During 2003, we evaluated the significant SPEs with which we do business, which are the commercial paper conduits and asset management vehicles described in the Off-Balance Sheet Arrangements section of this discussion and analysis and in Note 17 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report, and determined that they meet the definition of a VIE. With the exception of one of the commercial paper conduits, we adopted the original Interpretation’s consolidation provisions effective July 1, 2003 for these VIEs and determined that consolidation was not required, based on our understanding of the Interpretation and existing accounting guidance. In December 2003, we adopted the consolidation provisions of Interpretation No. 46 for the remaining commercial paper conduit and consolidated this conduit, based on our understanding of the original Interpretation’s provisions, as of December 31, 2003. Consolidation of the conduit, which had aggregate assets of approximately $2.1 billion at December 31, 2003, did not have a significant impact on our financial condition or results of operations.

We previously included in our consolidated financial statements a number of statutory business trusts, more fully described in the Liquidity Risk Management section of this discussion and analysis, which also meet the definition of a VIE. The trusts were formed to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by our parent company. In addition, the trust preferred securities issued by the trusts were included in long-term debt in our consolidated balance sheet. On December 31, 2003, these trusts, as well as the trust preferred securities, were deconsolidated pursuant to our adoption of Interpretation No. 46 for these trusts. However, the junior subordinated debentures described above, which in prior years were eliminated when the trusts were consolidated, now remain in long-term debt in our consolidated balance sheet. Accordingly, the deconsolidation of these trusts did not have a significant impact on our consolidated financial statements. Additional information concerning these trusts is provided in Note 9 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

In May 2003, the FASB issued SFAS No. 150, which established requirements for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The standard was effective immediately for all financial instruments entered into or modified after May 31, 2003 and effective for all existing contracts on July 1, 2003. Adoption of this standard did not have a significant impact on our results of operations or financial condition.

Based on their evaluation of the impact of the Interpretation and SFAS No. 150, banking regulators indicated during the second quarter of 2003 that the capital treatment of assets of conduits and trust preferred securities will remain unchanged until further notice. More information about this capital treatment is provided in the Capital Management – Capital Ratios section of this discussion and analysis.

In December 2003, legislation was enacted that will expand Medicare benefits, principally by adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The new legislation will also provide a federal subsidy to companies with postretirement benefit plans that provide prescription drug coverage. The FASB recently issued guidance that permits deferring recognition of the new Medicare provisions’ impact due to a lack of specific authoritative guidance on accounting for the federal subsidy. We have elected to defer recognition of the impact of this new legislation until specific authoritative guidance is issued. Accordingly, information with respect to postretirement benefit obligations and net periodic benefit expense provided in Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report does not reflect the impact of this new legislation.

The authoritative guidance, when issued, could require changes to previously reported financial information; however, we do not expect adoption of the accounting guidance to have a material impact on our financial position, results of operations or liquidity.

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

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Financial Statements

The accompanying consolidated financial statements and related notes of FleetBoston were prepared by management in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” and accordingly reflect the judgement and estimates of management. Management is responsible for the preparation, integrity, and fair presentation of these consolidated financial statements. The financial information contained elsewhere in this Report is consistent with that in the consolidated financial statements. The consolidated financial statements and other financial information in this Report include amounts that are based on Management’s best estimates and judgments giving due consideration to materiality.

Management has in place an internal accounting control system designed to safeguard corporate assets from material loss or misuse, and to ensure that all transactions are first properly authorized and then recorded in our records. The internal control system includes an organizational structure that provides appropriate delegation of authority and segregation of duties, established policies and procedures, and comprehensive internal audit and loan review programs. Management believes that this system provides assurance that our assets are adequately safeguarded and that our records, which are the basis for the preparation of all financial statements, are reliable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions, the effectiveness of internal controls may vary over time. However, management believes that the internal control system provides reasonable assurance that errors or irregularities that could be material to the consolidated financial statements are prevented or would be detected on a timely basis and corrected through the normal course of business. As of December 31, 2003, management believes that the systems of internal controls are in place and operating effectively.

Corporate Audit reviews, evaluates, monitors and makes recommendations on both administrative and accounting control and acts as an integral, but independent, part of the system of internal controls.

The Audit and Risk Management Committees of the Board of Directors consist solely of directors who are not employees of FleetBoston or its subsidiaries. During 2003, the Audit Committee met 15 times, and the Risk Management Committee met four times. The Audit Committee has direct oversight responsibility for corporate audit and the independent auditors and meets periodically with these groups and management to discuss the scope and results of their work, the adequacy of internal accounting controls and the quality of financial reporting. Also attending these meetings were internal auditors, credit review management, the independent auditors, and representatives of senior management to discuss the results of examinations and to review their activities to ensure that each is properly discharging its responsibilities. The independent auditors, internal auditors, and credit review management have direct and unrestricted access to these committees at all times.

Our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their report, which is based on an audit made in accordance with auditing standards generally accepted in the United States of America, expresses an opinion as to the fair presentation of the consolidated financial statements in accordance with GAAP. In performing their audit, PricewaterhouseCoopers LLP considers our internal control structure to the extent it deems necessary in order to issue its opinion on the consolidated financial statements. Their Report appears on page 49.

/s/ CHARLES K. GIFFORD	/s/ ROBERT C. LAMB, JR.
Charles K. Gifford	Robert C. Lamb, Jr.
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Stockholders of

FleetBoston Financial Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of FleetBoston Financial Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002 the Corporation adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 15, 2004 (except for the legal matters described in Note 10, for which the date is February 24, 2004)

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Statements of Income

Year ended December 31	2003	2002	2001
Dollars in millions, except per share amounts

Interest income:
Interest and fees on loans and leases	$7,461	$8,168	$10,876
Interest on securities and trading assets	1,339	1,471	1,813
Other	420	463	915

Total interest income	9,220	10,102	13,604

Interest expense:
Deposits of domestic offices	1,023	1,438	2,501
Deposits of international offices	360	634	1,000
Short-term borrowings	388	417	1,044
Long-term debt	1,010	1,148	1,623
Other	43	45	149

Total interest expense	2,824	3,682	6,317

Net interest income	6,396	6,420	7,287

Provision for credit losses	1,025	2,760	2,324

Net interest income after provision for credit losses	5,371	3,660	4,963

Noninterest income:
Banking fees and commissions	1,562	1,533	1,577
Investment services revenue	1,517	1,559	1,349
Capital markets-related revenue	665	462	(148)
Credit card revenue	628	785	757
Gains from merger-related branch divestitures	—	—	430
Other	719	697	590

Total noninterest income	5,091	5,036	4,555

Noninterest expense:
Employee compensation and benefits	3,398	3,255	3,626
Occupancy and equipment	963	982	1,040
Marketing and public relations	214	225	233
Legal and other professional	156	175	216
Intangible asset amortization	79	93	381
Merger- and restructuring-related charges	—	71	549
Loss on sale of mortgage banking business	—	—	428
Other	1,691	1,603	1,504

Total noninterest expense	6,501	6,404	7,977

Income from continuing operations before income taxes	3,961	2,292	1,541
Applicable income tax expense	1,406	768	573

Income from continuing operations	2,555	1,524	968

Discontinued operations:
Income/(loss) from discontinued operations (including aggregate net pre-tax gain/(loss) on disposal of $117 million in 2003 and $(415) million in 2002)	96	(476)	(47)
Applicable income tax expense/(benefit)	53	(140)	(10)

Net income	$2,598	$1,188	$931

Basic weighted average common shares outstanding (in millions)	1,048.7	1,045.3	1,074.2
Diluted weighted average common shares outstanding (in millions)	1,054.1	1,048.7	1,083.7
Income from continuing operations applicable to common shares	$2,537	$1,506	$941
Basic earnings per share – continuing operations	2.42	1.44	.88
Diluted earnings per share – continuing operations	2.41	1.44	.87

Net income applicable to common shares	$2,580	$1,170	$904
Basic earnings per share – net income	2.46	1.12	.84
Diluted earnings per share – net income	2.45	1.12	.83

See	accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31	2003	2002
Dollars in millions, except share and per share amounts

Assets
Cash and cash equivalents	$10,233	$11,574
Federal funds sold and securities purchased under agreements to resell	3,910	2,418
Trading assets	3,928	4,486
Securities (including pledges of $10,959 in 2003 and $13,834 in 2002)	31,370	30,425
Loans and leases	128,949	120,380
Reserve for credit losses	(3,074)	(3,864)

Net loans and leases	125,875	116,516

Due from brokers/dealers	5,437	4,331
Premises and equipment, net	2,372	2,562
Goodwill	4,273	4,328
Intangible assets	298	350
Assets of discontinued operations	155	654
Other assets	12,384	12,809

Total assets	$200,235	$190,453

Liabilities
Deposits:
Domestic:
Noninterest bearing	$35,933	$32,412
Interest bearing	89,306	82,281
International:
Noninterest bearing	2,320	1,658
Interest bearing	10,205	9,463

Total deposits	137,764	125,814

Federal funds purchased and securities sold under agreements to repurchase	5,822	7,360
Other short-term borrowings	5,356	3,950
Trading liabilities	1,952	3,224
Due to brokers/dealers	5,476	4,297
Long-term debt	17,557	20,581
Liabilities of discontinued operations	118	548
Accrued expenses and other liabilities	7,910	7,846

Total liabilities	181,955	173,620

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $1.00 par value (16 million shares authorized, 1.1 million shares issued and outstanding in 2003 and 2002)	271	271
Common stock, par value $.01 (2 billion shares authorized, 1,086.7 million shares issued in 2003 and 2002)	11	11
Common surplus	4,021	4,011
Retained earnings	14,876	13,748
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale, net of tax	165	218
Net unrealized gain on derivative instruments, net of tax	310	360
Minimum pension liability, net of tax	(50)	(36)
Cumulative translation adjustments, net of tax	(375)	(367)
Treasury stock, at cost (23.6 million shares in 2003 and 36.9 million shares in 2002)	(949)	(1,383)

Total stockholders’ equity	18,280	16,833

Total liabilities and stockholders’ equity	$200,235	$190,453

See	accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

Dollars in millions, except per share amounts	Preferred Stock	Common Stock	Common Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2000	$566	$11	$4,814	$14,561	$40	$(631)	$19,361
Net income	—	—	—	931	—	—	931
Other comprehensive income, net of taxes:
Net unrealized securities losses arising during the period, net of taxes of $56	—	—	—	—	(108)	—	—
Reclassification adjustment for net losses included in net income, net of taxes of $134	—	—	—	—	208	—	—
Change in translation adjustment, net of taxes of $1	—	—	—	—	(2)	—	—
Change in derivative instruments:
Cumulative effect of adopting SFAS No. 133, net of taxes of $141	—	—	—	—	204	—	—
Changes in fair values of derivatives, net of taxes of $236	—	—	—	—	355	—	—
Net losses reclassified to statement of income, net of taxes of $48	—	—	—	—	77	—	—

Other comprehensive income	—	—	—	—	734	—	734

Total comprehensive income	—	—	—	—	—	—	1,665
Cash dividends declared on common stock ($1.34 per share)	—	—	—	(1,440)	—	—	(1,440)
Cash dividends declared on preferred stock	—	—	—	(27)	—	—	(27)
Common stock issued in connection with dividend reinvestment and employee benefit plans (11.9 million net shares)	—	—	179	53	—	132	364
Exercise of common stock warrants (3.5 million shares)	—	—	77	—	—	—	77
Redemption and repurchase of preferred stock	(295)	—	—	—	—	—	(295)
Treasury stock purchased (57.1 million shares)	—	—	33	—	—	(2,114)	(2,081)
Retirement of treasury stock	—	—	(1,033)	—	—	1,033	—
Other, net	—	—	(15)	—	—	(1)	(16)

Balance at December 31, 2001	$271	$11	$4,055	$14,078	$774	$(1,581)	$17,608

Net income	—	—	—	1,188	—	—	1,188
Other comprehensive loss, net of taxes:
Net unrealized securities gains arising during the period, net of taxes of $230	—	—	—	—	324	—	—
Reclassification adjustment for net gains included in net income, net of taxes of $143	—	—	—	—	(247)	—	—
Change in translation adjustment, net of taxes of $251	—	—	—	—	(364)	—	—
Change in derivative instruments:
Changes in fair values of derivatives, net of taxes of $13	—	—	—	—	(46)	—	—
Net gains reclassified to statement of income, net of taxes of $158	—	—	—	—	(230)	—	—
Adjustment of minimum pension liability, net of taxes of $26	—	—	—	—	(36)	—	—

Other comprehensive loss	—	—	—	—	(599)	—	(599)

Total comprehensive income	—	—	—	—	—	—	589
Cash dividends declared on common stock ($1.40 per share)	—	—	—	(1,467)	—	—	(1,467)
Cash dividends declared on preferred stock	—	—	—	(18)	—	—	(18)
Common stock issued in connection with dividend reinvestment and employee benefit plans (6 million net shares)	—	—	(18)	(33)	—	166	115
Other, net	—	—	(26)	—	—	32	6

Balance at December 31, 2002	$271	$11	$4,011	$13,748	$175	$(1,383)	$16,833

Net income	—	—	—	2,598	—	—	2,598
Other comprehensive loss, net of taxes:
Net unrealized securities gains arising during the period, net of taxes of $11	—	—	—	—	21	—	—
Reclassification adjustment for net gains included in net income, net of taxes of $49	—	—	—	—	(74)	—	—
Change in translation adjustment, net of taxes of $6	—	—	—	—	(8)	—	—
Change in derivative instruments:
Changes in fair values of derivatives, net of taxes of $80	—	—	—	—	141	—	—
Net gains reclassified to statement of income, net of taxes of $134	—	—	—	—	(191)	—	—
Adjustment of minimum pension liability, net of taxes of $9	—	—	—	—	(14)	—	—

Other comprehensive loss	—	—	—	—	(125)	—	(125)

Total comprehensive income	—	—	—	—	—	—	2,473
Cash dividends declared on common stock ($1.40 per share)	—	—	—	(1,476)	—	—	(1,476)
Cash dividends declared on preferred stock	—	—	—	(18)	—	—	(18)
Common stock issued in connection with dividend reinvestment and employee benefit plans (13.3 million net shares)	—	—	(5)	24	—	434	453
Other, net	—	—	15	—	—	—	15

Balance at December 31, 2003	$271	$11	$4,021	$14,876	$50	$(949)	$18,280

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Year ended December 31
In millions	2003	2002	2001

Cash Flows from Operating Activities
Net income	$2,598	$1,188	$931
Income/(loss) from discontinued operations	43	(336)	(37)

Net income from continuing operations	2,555	1,524	968
Adjustments for noncash items:
Depreciation and amortization of premises and equipment	467	459	454
Stock-based compensation expense	71	56	35
Amortization of mortgage servicing rights	—	—	122
Amortization of intangible assets	79	93	381
Provision for credit losses	1,025	2,760	2,324
Charges related to leasing joint venture exposure	50	18	—
Deferred income tax expense/(benefit)	759	(15)	(829)
Securities (gains)/losses	(128)	(6)	275
Charges related to Argentine operations	100	—	200
Gain from sale of equity investment	(64)	—	(146)
Gains from merger-related branch divestitures	—	—	(430)
Writedowns of principal investing investments	182	346	1,003
Loss on sale of mortgage banking business	—	—	428
Merger- and restructuring-related charges	—	71	549
Net decrease/(increase) in mortgages held for sale	353	(64)	(2,889)
Net decrease/(increase) in trading assets	664	138	(210)
Net (decrease)/increase in trading liabilities	(1,272)	1,088	(402)
Net (increase)/decrease in due from brokers/dealers	(1,106)	622	(2,016)
Net decrease in accrued receivables	208	374	1,417
Net increase/(decrease) in due to brokers/dealers	1,179	(475)	651
Net decrease in accrued liabilities	(807)	(690)	(348)
Other, net	303	(477)	1,291

Net cash flow provided by operating activities	4,618	5,822	2,828

Cash Flows from Investing Activities
Net (increase)/decrease in federal funds sold and securities purchased under agreements to resell	(1,492)	4,025	(4,895)
Purchases of securities available for sale	(24,144)	(33,495)	(23,918)
Proceeds from sales of securities available for sale	9,602	21,036	24,182
Proceeds from maturities of securities available for sale	14,764	9,031	7,186
Purchases of securities held to maturity	(757)	(834)	(885)
Proceeds from maturities of securities held to maturity	807	886	899
Proceeds from new securitizations and sales of loan portfolios by banking subsidiary	4,362	5,490	4,931
Purchases of residential mortgage loans	(17,559)	(5,106)	—
Net cash and cash equivalents paid for business combinations and other acquisitions	(589)	—	(970)
Net decrease in loans and leases	3,984	230	441
Net cash received in conjunction with branch divestitures and sales of businesses	334	—	6,790
Purchases of premises and equipment	(247)	(413)	(645)
Net sales of mortgage servicing rights	—	—	10

Net cash flow (used in)/provided by investing activities	(10,935)	850	13,126

Cash Flows from Financing Activities
Net increase in deposits	11,950	644	1,564
Net decrease in short-term borrowings	(2,168)	(2,746)	(7,218)
Proceeds from issuance of long-term debt	1,436	1,706	3,511
Repayments and maturities of long-term debt	(5,270)	(7,174)	(9,673)
Proceeds from issuance of common stock and exercise of warrants	407	78	422
Repurchase of common stock	—	—	(2,081)
Redemption and repurchase of preferred stock	—	—	(295)
Cash dividends paid	(1,503)	(1,482)	(1,463)

Net cash flow provided by/(used in) financing activities	4,852	(8,974)	(15,233)

Change in net assets of discontinued operations	70	1,935	(61)

Effect of foreign currency translation on cash	54	(221)	(69)

Net (decrease)/increase in cash and cash equivalents	(1,341)	(588)	591

Cash and cash equivalents at beginning of year	11,574	12,162	11,571

Cash and cash equivalents at end of year	$10,233	$11,574	$12,162

Supplemental Disclosures
Cash paid for:
Interest	$2,856	$4,122	$6,360
Income taxes, net of refund	669	485	1,106

Assets acquired and liabilities assumed in business combinations and other acquisitions:
Assets acquired, net of cash and cash equivalents received	$1,446	—	$1,193
Net cash and cash equivalents paid	(589)	—	(970)
Liabilities assumed	857	—	223

Consolidation of conduit:
Assets	$2,061	—	—
Liabilities	2,061	—	—

Divestitures:
Assets sold	—	—	$8,410
Net cash received	—	—	6,790
Liabilities sold	—	—	1,768

Argentine devaluation:
Loans	—	$2,525	—
Deposits	—	2,560	—

See accompanying Notes to Consolidated Financial Statements.

FLEETBOSTON FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

Note 1.    Summary of Significant Accounting Policies

The accounting and financial reporting policies of FleetBoston Financial Corporation conform to accounting principles generally accepted in the United States of America, or “GAAP,” including prevailing practices within the financial services industry. Unless otherwise indicated or unless the context requires otherwise, all references in these notes to consolidated financial statements to “FleetBoston,” “we,” “us,” “our” or similar references mean FleetBoston Financial Corporation. We are a diversified financial services company headquartered in Boston, Massachusetts, and are organized and managed along five lines of business, which include Personal Financial Services; Regional Commercial Financial Services and Investment Management; National Commercial Financial Services; International Banking and Capital Markets.

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

Basis of Presentation.    Our consolidated financial statements include the accounts of FleetBoston and its majority-owned subsidiaries, including its principal banking subsidiary, Fleet National Bank, or “FNB,” as well as special purpose entities which are considered to be variable interest entities and for which we are the primary beneficiary. All material intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation. Information provided in these notes to consolidated financial statements reflects continuing operations, unless otherwise noted.

Investments in unconsolidated subsidiaries are generally accounted for using the equity method of accounting if we have the ability to exercise significant influence over the operations of the investee and we hold more than 20% of the investee’s voting common stock or, in the case of partnerships, more than 3% to 5% of partners’ equity. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated subsidiaries are included in other assets, and our share of income or loss is recorded in other noninterest income.

On January 1, 2002, we adopted Statement of Financial Accounting Standards, or “SFAS,” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we have separately presented the impact of the disposition of Robertson Stephens; AFSA Data Corporation, or “AFSA;” our fixed income business in Asia; and Fleet Trading as discontinued operations in the accompanying consolidated financial statements.

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

For foreign units where the functional currency is the U.S. dollar, all monetary assets and liabilities are translated into U.S. dollars at period-end exchange rates. Nonmonetary assets and liabilities are translated at the rate in effect at the date of acquisition. Income and expenses are translated using average rates for the period. The resulting translation adjustments and related hedge gains and losses for these units are recognized currently in foreign exchange revenue, a component of capital markets-related revenue.

Cash and Cash Equivalents.    For purposes of the consolidated statement of cash flows, cash and cash equivalents are defined to include cash, due from banks and interest-bearing deposits. Foreign currency cash flows are converted to U.S. dollars using average rates for the period. Cash and cash equivalents at December 31, 2003 and 2002 included interest-bearing deposits of $2.8 billion and $3.8 billion, respectively.

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

Trading Assets and Liabilities.    Trading assets include securities held in anticipation of short-term market movements and for resale to customers. Trading liabilities include obligations to deliver securities not yet purchased. Trading assets and liabilities also include derivative financial instruments, primarily interest rate derivatives, including futures and forwards, interest rate swaps and interest rate options, and credit default swaps, as well as foreign exchange products.

Trading assets are carried at fair value. Trading securities and derivative financial instruments are valued using quoted market prices, when available. If quoted market prices are not available, the fair value is estimated by using pricing models, quoted prices of instruments with similar characteristics or discounted cash flows. Realized and unrealized gains and losses are recorded in trading profits and commissions, a component of capital markets-related revenue. Foreign exchange products are valued at prevailing market rates on a present value basis, and the resulting realized and unrealized gains and losses are recorded in foreign exchange revenue, a component of capital markets-related revenue.

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

Securities held to maturity are debt securities that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, net of the amortization of any premium and the accretion of any discount. Securities available for sale are those that management intends to hold for an indefinite period of time, including securities used as part of our balance sheet management strategy, that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other similar factors. Within the available for sale category, equity securities and debt securities are reported at fair value, with unrealized gains and losses recorded, net of tax, in other comprehensive income. Equity securities that do not have a readily determinable fair value are reported at cost. Realized gains and losses, which are computed using the specific identification method, and unrealized losses on individual securities that are deemed to be other than temporary are recorded in securities gains/(losses), a component of capital markets-related revenue.

Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities for declines in market value that may be other than temporary, considering factors such as credit ratings, dividend payments, the financial health of the investee and other pertinent information, including current developments with respect to the investee, as well as management intent and ability to hold the security. If declines are deemed other than temporary, an impairment loss is recognized to the extent necessary.

Principal Investing Securities.    Investments in private companies are generally accounted for under the cost method of accounting and are carried in the consolidated balance sheet at cost less declines in value deemed other than temporary. These investments do not trade on established exchanges and, accordingly, their fair value is not readily determinable. Gains and losses related to these investments are recorded in private equity revenue, a component of capital markets-related revenue, when they are sold or otherwise exchanged, or when declines in value are deemed other than temporary. Certain equity investments in private companies are accounted for under the equity method of accounting, with changes in carrying value recognized currently in capital markets-related revenue. A determination to use the equity method is generally based on the level of our ownership interest and whether we have the ability to influence the operating or financial decisions of the investee.

Investments in public companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded, net of tax, as a component of stockholders’ equity. When such investments are liquidated or deemed impaired, gains and losses are recorded in capital markets-related revenue. Investments in investment fund partnerships are accounted for under the equity method of accounting, using financial information for the partnerships provided by the respective investment fund managers, with changes in carrying value recognized currently in capital markets-related revenue. Investments in private and public companies are included in securities available for sale, and investments in investment fund partnerships are included in other assets.

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

Reserve for Credit Losses.    The reserve for credit losses represents the amount available for estimated probable credit losses which management determines exist in our lending and leasing portfolio and certain off-balance sheet financial instruments as of the balance sheet date. Loans are charged off when they are deemed uncollectible, after giving consideration to factors such as the customer’s financial condition, underlying collateral and guarantees, as well as general and specific industry economic conditions.

The portion of the reserve related to loans that are identified as impaired, which are commercial and commercial real estate loans on nonaccrual status and troubled debt restructurings, is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan.

We perform periodic, systematic reviews of our portfolios to identify inherent losses and assess the overall probability of collection. These reviews include an analysis of historical default and loss experience which results in the identification and quantification of loss factors. These loss factors are used in determining the appropriate level of the reserve for credit losses. In addition, we periodically evaluate prevailing economic and business conditions, industry concentrations, including emerging markets risks and cross-border outstandings, changes in the size and characteristics of the portfolio, recent loss experience and other pertinent factors, including peer comparisons. Portions of the reserve for credit losses are provided to cover the probable losses inherent in each lending and leasing category based on the results of this detailed review process. The results of these ongoing analyses are reviewed and discussed by our Credit Risk Accounting Committee, the respective lines of business and the Collections group.

Commercial loans and leases and related unfunded commitments to extend credit are individually reviewed and assigned a credit risk rating from “1” (low risk of loss) to “10” (loss). Loans with a credit risk rating of “8” and above and a principal balance greater than $250,000 are subject to further individual review to determine the need for a specific credit loss allocation. Additionally, derived or calculated credit loss allocations are provided for loans not specifically reviewed. For loans with a credit risk rating of “1” to “7,” loss factors are assigned using actual default and loss history based on their specific credit risk rating classification. The combination of these analyses is the underlying basis for determining that portion of the reserve for credit losses allocated to commercial loans and leases, which is further augmented by management judgment as described below.

Consumer loans, which include credit card receivables, residential mortgages, home equity loans/lines, direct/indirect loans, consumer finance and international consumer loans, are generally evaluated for credit risk as a group based on product type. The determination of the consumer loan portion of the reserve for credit losses is primarily based on a portion of forecasted annualized net credit losses. This forecast is determined using several modeling tools, including a delinquency roll rate model, a vintage model and a regression model.

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

The collective results of the above-described analyses are reviewed and discussed by our Credit Risk Accounting Committee, the respective lines of business and the Collections group. Management further assesses, on a quarterly basis, the appropriate need for an unallocated component of the reserve for credit losses, based on its judgment as to the uncertainties involved, which at times can be a significant component of the overall assessment. Based on these analyses and assessments, the aggregate reserve for credit losses, which is available for losses sustained in any lending and leasing category, is maintained at levels considered adequate by management to provide for probable credit losses existing in the lending and leasing portfolios.

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

Premises and Equipment.    Premises and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 40 years. For leasehold improvements, amortization is computed using the straight-line method over the lesser of the remaining lease term or the estimated life of the improvement.

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

The following table presents net income and earnings per share, as reported, and on a pro forma basis as if the fair value accounting provisions of SFAS No. 123 had been applied to all stock-based compensation granted since the standard’s effective date:

Year ended December 31	2003	2002	2001
In millions

Net income, as reported	$2,598	$1,188	$931
Add: stock-based compensation expense included in reported net income, net of tax	46	37	22
Deduct: total stock-based compensation expense determined using fair value accounting for all stock options and awards, net of tax	103	134	116

Pro forma net income	$2,541	$1,091	$837

Earnings per share:
Basic-as reported	$2.46	$1.12	$.84
Basic-pro forma	2.41	1.03	.75

Diluted-as reported	$2.45	$1.12	$.83
Diluted-pro forma	2.39	1.02	.75

Fees on Loans.    Loan origination fees, which include loan commitment fees, are amortized into interest income as an adjustment to the loan’s yield over the term of the loan. Other credit-related fees, including letter of credit fees, are recognized in noninterest income when earned.

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

Earnings Per Common Share.    Basic earnings per common share is calculated by dividing net income applicable to common shares (net income less preferred stock dividends declared) by the weighted average number of common shares outstanding during the period, which excludes unvested shares of restricted stock. Diluted earnings per common share is calculated by dividing net income applicable to common shares by the weighted average number of common shares outstanding during the period and the shares representing the dilutive effect of common stock options, restricted stock, stock units and warrants outstanding. The effect of common stock options, restricted stock and warrants outstanding is excluded from the calculation of diluted earnings per common share in periods in which the effect would be antidilutive.

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

Other SPEs, including commercial paper conduits and asset management vehicles which are not structured as QSPEs, acquire and manage pools of assets on behalf of third parties. These SPEs obtain funding primarily through the sale of debt securities and commercial paper. The assets and liabilities of these SPEs, which typically meet the definition of a variable interest entity, or “VIE,” are included in our consolidated balance sheet if we are the primary beneficiary of the entity. The primary beneficiary is the party that has one or more variable interests that will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. Otherwise, the SPEs are not consolidated.

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

Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies – as a fair value hedge, along with changes in fair value of the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded currently in trading profits and commissions. Changes in the fair value of a derivative that is highly effective – and that is designated and qualifies – as a cash flow hedge, to the extent that the hedge is effective, are recorded, net of tax, in other comprehensive income, until earnings are affected by the variability of the hedged cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Cash flow hedge ineffectiveness, defined as the extent that the changes in fair value of the derivative exceed the variability of cash flows of the forecasted transaction, is recorded currently in trading profits and commissions. Changes in the fair value of derivatives that are highly effective – and that are designated and qualify – as foreign currency hedges are recorded in either current period foreign exchange revenue or other comprehensive income, net of tax, depending on whether the hedge transaction meets the criteria for a fair value or a cash flow hedge. If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded, net of tax, in the cumulative translation adjustments component of other comprehensive income. Lastly, changes in the fair value of derivative trading instruments are recognized currently in trading profits and commissions.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions, as well as documenting the method used to assess effectiveness. We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in future periods. When it is determined that a derivative has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.

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

Recent Accounting and Regulatory Developments.    In January 2003, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation applies to “variable interest entities,” or “VIEs,” many of which have been previously referred to as special purpose entities, or “SPEs.” The scope of the Interpretation does not extend to securitization trusts that utilize qualifying SPEs, which are defined by previously issued accounting standards and are not required to be consolidated by the transferor.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” or “Interpretation 46R.” Interpretation 46R provides additional guidance which we are currently evaluating. Adoption of Interpretation 46R by March 31, 2004 is not expected to have a significant impact on our financial condition or results of operations.

During 2003, we evaluated the significant SPEs with which we do business, which are the commercial paper conduits and asset management vehicles described in Note 17, and determined that they meet the definition of a VIE. With the exception of one of the commercial paper conduits, we adopted the original Interpretation’s consolidation provisions effective July 1, 2003 for these VIEs and determined that consolidation was not required based on our understanding of the original Interpretation and existing accounting guidance. In December 2003, we adopted the consolidation provisions of Interpretation No. 46 for the remaining commercial paper conduit and consolidated this conduit as of December 31, 2003 under the guidance of the Interpretation’s provisions. Consolidation of the conduit, which had aggregate assets of approximately $2.1 billion at December 31, 2003, did not have a significant impact on our financial condition or results of operations.

We previously included in our consolidated financial statements a number of statutory business trusts which also meet the definition of a VIE. The trusts were formed to issue trust preferred securities and invest the proceeds in junior subordinated debentures issued by our parent company. In addition, the trust preferred securities issued by the trusts were included in long-term debt in our consolidated balance sheet. At December 31, 2003, these trusts, as well as the trust preferred securities, were deconsolidated pursuant to our adoption of Interpretation No. 46 for these trusts. However, the junior subordinated debentures described above, which in prior years were eliminated when the trusts were deconsolidated, now remain in long-term debt in our consolidated balance sheet. Accordingly, the deconsolidation of these trusts did not have a significant impact on our consolidated financial statements. Additional information concerning these trusts is provided in Note 9.

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

Based on their evaluation of the impact of the Interpretation and SFAS No. 150, banking regulators indicated during the second quarter of 2003 that the capital treatment of assets of conduits and trust preferred securities will remain unchanged until further notice.

In December 2003, legislation was enacted that will expand Medicare benefits, principally by adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The new legislation will also provide a federal subsidy to companies with postretirement benefit plans that provide prescription drug coverage. The FASB recently issued guidance that permits deferring recognition of the new Medicare provisions’ impact due to a lack of specific authoritative guidance on accounting for the federal subsidy. We have elected to defer recognition of the impact of this new legislation until specific authoritative guidance is issued. Accordingly, information with respect to postretirement benefit obligations and net periodic benefit expense provided in Note 14 does not reflect the impact of this new legislation.

The authoritative guidance, when issued, could require changes to previously reported financial information; however, we do not expect adoption of the accounting guidance to have a material impact on our financial position, results of operations or liquidity.

Note 2.	Mergers, Acquisitions and Discontinued Operations

Merger

In October 2003, we announced a definitive agreement to merge with Bank of America Corporation, or “Bank of America,” a global financial services company head -

quartered in Charlotte, North Carolina, with Bank of America the surviving company. Bank of America had consolidated total assets of approximately $736 billion at December 31, 2003.

The acquisition will be accounted for using the purchase method of accounting and each share of FleetBoston common stock will be exchanged for .5553 shares of Bank of America common stock. Substantially all FleetBoston employee stock options and restricted stock will vest upon completion of the merger and will be converted into Bank of America stock options and common stock. In addition, each share of FleetBoston preferred stock will be exchanged for one share of Bank of America preferred stock having substantially identical terms as the FleetBoston preferred stock. The merger is expected to close during the second quarter of 2004, and is subject to FleetBoston and Bank of America shareholder, as well as regulatory, approvals.

Acquisition

During the first quarter of 2004, we completed our acquisition of Progress Financial Corporation, or “Progress,” a banking franchise serving the greater Philadelphia area, which had consolidated total assets of approximately $1 billion at December 31, 2003. This acquisition was accounted for using the purchase method of accounting, and 5.4 million of our common shares were exchanged for each share of Progress common stock based on an exchange ratio of ..7105 shares of FleetBoston common stock for each share of Progress common stock. We recorded goodwill of approximately $142 million in connection with this acquisition.

Discontinued Operations

In April 2003, we completed our sale of Interpay, Inc., or “Interpay,” our payroll and human resource services business, and recognized a gain of $117 million ($57 million after-tax). In 2002, we announced our decision to sell or otherwise discontinue Robertson Stephens, AFSA Data Corporation, or “AFSA,” our fixed income business in Asia, or “Asia,” and Fleet Trading. The full year 2002 results included an after-tax gain of $173 million from the sale of AFSA and aggregate after-tax losses of $468 million related to Robertson Stephens, Asia and Fleet Trading.

Financial information related to discontinued businesses is presented separately in our income statement as discontinued operations, and the remaining assets and liabilities of those businesses held for sale are carried in the accompanying consolidated balance sheets at the lesser of carrying value or estimated fair value less disposition costs, including related exit costs.

The following table presents condensed combined results of operations related to discontinued operations. The results for all periods presented include Robertson Stephens and Asia. AFSA is included in the results for the year ended December 31, 2001 and through the date of disposal for the year ended December 31, 2002. Results for Fleet Trading are included for the years ended December 31, 2001 and 2002, and through June 30, 2003, at which time the business was completely divested.

December 31	2003	2002	2001
In millions

Interest income	$8	$85	$189
Interest expense	2	35	79

Net interest income	6	50	110

Provision for credit losses	1	15	6
Noninterest income	123	645	784
Noninterest expense	32	1,156	935

Income/(loss) before income taxes	96	(476)	(47)

Income tax expense/(benefit)	53	(140)	(10)

Net income/(loss)	$43	$(336)	$(37)

Noninterest income in 2002 included the above-mentioned AFSA gain on sale. Noninterest expense for 2002 included an estimated pre-tax loss of $715 million to dispose Robertson Stephens, Asia and Fleet Trading, composed of a goodwill write-off of $289 million related to Robertson Stephens and exit costs of $426 million related to the three businesses. These exit costs are discussed in more detail in Note 15.

The following table presents the condensed, combined carrying amounts of the major classes of assets and liabilities of Robertson Stephens at December 31, 2003 and December 31, 2002 and Asia and Fleet Trading at December 31, 2002. These aggregate assets and liabilities are included in our consolidated balance sheet under the captions “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations.”

	December 31,	December 31,
In millions	2003	2002

Cash and cash equivalents	$20	$109
Trading assets	15	29
Net loans	—	215
Other assets(a)	120	301

Total assets	$155	$654

Deposits	—	$150
Other liabilities(b)	$118	398

Total liabilities	$118	$548

(a)	December 2002 amount also includes securities and premises and equipment.
(b)	December 2003 amount includes accrued expenses and other liabilities; December 2002 amount includes trading liabilities, accrued expenses and other liabilities.

Note 3.    Securities

	2003				2002				2001
In millions	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value	Amortized Cost	Market Value
Securities available for sale:
U.S. Treasury and government agencies	$384	—	—	$384	$2,017	$15	—	$2,032	$4,466	$4,452
Mortgage-backed securities	23,694	$227	$100	23,821	21,295	455	$8	21,742	13,786	14,057
Foreign debt securities	1,121	153	9	1,265	1,171	2	88	1,085	2,199	2,200
Other debt securities	3,321	6	9	3,318	2,431	26	11	2,446	2,854	2,849
Total debt securities	28,520	386	118	28,788	26,914	498	107	27,305	23,305	23,558
Marketable equity securities	277	39	11	305	411	20	6	425	492	482
Other equity securities	1,760	—	—	1,760	1,815	—	—	1,815	1,951	1,951
Total securities available for sale	30,557	425	129	30,853	29,140	518	113	29,545	25,748	25,991
Securities held to maturity:
State and municipal	511	1	—	512	544	5	—	549	588	591
U.S. Treasury and government agencies	6	—	—	6	11	—	—	11	24	24
Foreign debt securities	—	—	—	—	319	—	—	319	—	—
Other debt securities	—	—	—	—	6	—	—	6	1	1
Total securities held to maturity	517	1	—	518	880	5	—	885	613	616
Total securities	$31,074	$426	$129	$31,371	$30,020	$523	$113	$30,430	$26,361	$26,607

At December 31, 2003, $11 billion of securities were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes, compared with $13.8 billion at December 31, 2002.

As presented in the above table, we held securities with aggregate gross unrealized losses of $129 million as of December 31, 2003, with an associated market value of $9.2 billion. Of the $129 million, approximately $104 million related to securities that had a continuous gross unrealized loss for less than one year, and their associated market value at December 31, 2003 was $8.4 billion. The largest component of the $104 million was AAA-rated mortgage-backed securities, whose aggregate decline in market value was deemed temporary since it was due to rising domestic interest rates.

The remaining aggregate gross unrealized losses of $25 million related to securities that had a continuous unrealized loss for more than one year, composed of foreign debt securities ($8 million), other debt securities ($7 million) and marketable equity securities ($10 million), with associated market values of $65 million, $322 million and $81 million, respectively. The aggregate decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of the respective investments. Positive factors considered included credit ratings, dividend payments, the financial health of the investee and other pertinent information.

As more fully described in Note 1, management continuously evaluates the securities portfolio for declines in market value that may be other than temporary. If declines are deemed other than temporary, an impairment loss is recognized to the extent necessary. Management does not deem any individual unrealized loss as of December 31, 2003 to be other than temporary.

Proceeds from sales of securities available for sale during 2003, 2002, and 2001 were $10 billion, $21 billion, and $24 billion, respectively. Gross gains of $188 million and gross losses of $14 million were realized on those sales in 2003, gross gains of $530 million and gross losses of $120 million were realized on those sales in 2002, and gross gains of $280 million and gross losses of $380 million were realized on those sales in 2001. In addition, we recognized losses of approximately $46 million in 2003, $64 million in 2002 and $175 million in 2001 in connection with writedowns of certain securities available for sale which experienced a decline in value that we deemed other than temporary. Also, in 2002, we had a $340 million writedown relating to an Argentine government compensation bond which, at that time, was included in securities held to maturity. The above amounts for each year exclude revenues related to our principal investing securities, which are included in capital markets-related revenue.

During the fourth quarter of 2003, mainly in conjunction with a regulatory increase in the allocated transfer risk reserve related to Argentina, as well as our ongoing efforts to reduce our Argentine risk exposures, we reclassified our Argentine compensation bonds, which are currently nonperforming, from securities held to maturity to securities available for sale. These bonds were received from the Argentine government in 2002 as a result of the asymmetric pesofication of the balance sheet. At the time of the reclassification, the bonds were adjusted to their fair value of $431 million, with a related pre-tax unrealized gain of $120 million recorded directly to other comprehensive income, net of tax. During the fourth quarter of 2003, we sold approximately $52 million of the bonds and recorded pre-tax gains of $22 million. These bonds had been written down by $340 million in 2002 through charges to the income statement. As of December 31, 2003, the remaining bonds had a carrying value of $389 million, which included pre-tax unrealized gains of $130 million.

The carrying values, by contractual maturity, of debt securities available for sale and securities held to maturity are presented in the following tables. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities of Securities Available for Sale

December 31, 2003	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
U.S. Treasury and government agencies	$183	$201	—	—	$384
Mortgage-backed securities	1	439	$680	$22,701	23,821
Foreign debt securities(b)	500	507	226	32	1,265
Other debt securities	1,723	973	591	31	3,318

Total debt securities	$2,407	$2,120	$1,497	$22,764	$28,788

Percent of total debt securities	8.36%	7.36%	5.20%	79.08%	100.00%
Weighted average contractual yield(a)	3.59	3.83	3.05	4.69	4.45

Amortized cost	$2,404	$2,034	$1,419	$22,663	$28,520

Maturities of Securities Held to Maturity

December 31, 2003	Within	1 to 5	5 to 10	After 10
Dollars in millions	1 Year	Years	Years	Years	Total

Carrying value:
State and municipal	$491	$17	$3	—	$511
U.S. Treasury and government agencies	6	—	—	—	6

Total debt securities	$497	$17	$3	—	$517

Percent of total debt securities	96.13%	3.29%	.58%	—	100.00%
Weighted average contractual yield(a)	2.22	5.43	7.35	—	2.35

Market value	$497	$18	$3	—	$518

(a)	A tax-equivalent adjustment has been included in the calculations of the yields to reflect this income as if it had been fully taxable. The tax-equivalent adjustment is based upon the applicable federal and state income tax rates.
(b)	Includes the carrying value of Argentine government compensation bonds issued to compensate FleetBoston for the difference between converting loans at a rate of 1 peso per U.S. dollar and deposits at 1.4 pesos per U.S. dollar. The bond is currently not accruing interest. Included in the weighted average contractual yield is the bond’s contractual yield, which is based on the 6 month LIBOR rate.

Note 4.    Loans and Leases

December 31	2003	2002
In millions

Domestic:
Commercial and industrial	$31,701	$39,359
Commercial real estate:
Construction	1,337	2,008
Interim/permanent	8,331	8,993
Home equity	31,629	22,840
Residential real estate	20,097	11,092
Credit card	7,613	5,894
Other consumer	3,366	3,342
Lease financing	10,863	11,199

Total domestic loans and leases, net of unearned income	114,937	104,727

International:
Commercial	9,450	11,507
Consumer	1,235	1,005
Lease financing	3,327	3,141

Total international loans and leases, net of unearned income	14,012	15,653

Total loans and leases, net of unearned income(a)	$128,949	$120,380

(a)	Net of unearned income of $3.6 billion and $3.7 billion at December 31, 2003 and 2002, respectively.

Domestic and international lease financing receivables primarily included full-payout, direct financing leases to corporate customers. The receivables also included leveraged and operating leases. Our consolidated investment in leveraged leases totaled approximately $4 billion at both December 31, 2003 and 2002. For federal income tax purposes, we retain the tax benefit of depreciation on the entire leased unit and interest on the related long-term debt, which is non-recourse to FleetBoston. Deferred taxes arising from leveraged leases totaled approximately $3.3 billion at December 31, 2003. Future minimum lease payments to be received are approximately $2.6 billion, 2004; $2.1 billion, 2005; $1.6 billion, 2006; $1 billion, 2007; $.7 billion, 2008; and $6.3 billion, 2009 and thereafter. Consolidated lease financing balances included aggregate operating leases of $1.2 billion at both December 31, 2003 and 2002.

At December 31, 2003 and 2002, nonperforming assets, or “NPAs,” totaled $2 billion and $3.5 billion, respectively, including $1.6 billion of nonperforming loans, or “NPLs,” and $378 million of other NPAs at December 31, 2003, compared with $3 billion of NPLs and $455 million of other NPAs at December 31, 2002. Total NPAs at December 31, 2003 and 2002, respectively, included $1 billion and $1.7 billion related to Argentina. NPAs as a percentage of related assets were 1.51% and 2.86% at December 31, 2003 and 2002, respectively.

For 2003 and 2002, the gross interest income that would have been recorded if the NPLs had been current in accordance with their original contractual terms, and had been outstanding throughout the period (or since origination if held for part of the period), was $94 million and $272 million, respectively, and actual interest income from those loans included in net income for the period was $18 million and $60 million, respectively.

NPAs included impaired loans of $1.4 billion and $2.7 billion at December 31, 2003 and 2002, respectively.

The following table presents information related to impaired loans.

December 31	2003	2002
In millions

Impaired loans with a reserve	$665	$1,884
Impaired loans without a reserve	731	768

Total impaired loans	$1,396	$2,652

Reserve for impaired loans(a)	$224	$913

Average balance of impaired loans during the year ended December 31	$1,971	$2,366

(a)	The reserve for impaired loans is part of our overall reserve for credit losses.

Note 5.    Reserve for Credit Losses

Year ended December 31	2003	2002	2001
In millions

Balance at beginning of year	$3,864	$3,634	$2,709
Provision charged to income	1,025	2,760	2,324
Loans and leases charged off	(2,030)	(2,695)	(1,614)
Recoveries of loans and leases charged off	346	235	228
Other(a)	(131)	(70)	(13)

Balance at end of year(b)	$3,074	$3,864	$3,634

(a)	Amount for 2003 primarily represented the transfer of reserves related to accrued interest associated with owned and securitized credit card receivables, in connection with our adoption of regulatory guidance related to credit card reserving practices. In addition, a reduction in domestic reserves resulted from sales and securitizations of loans. Amount for 2002 primarily related to changes in the value of the Argentine peso.
(b)	Amounts included $121 million, $136 million and $175 million at December 31, 2003, 2002 and 2001, respectively, related to unfunded commitments to extend credit and other off-balance sheet financial instruments, including $57 million, $59 million and $53 million, respectively, related to financial standby letters of credit.

Note 6.    Goodwill and Intangible Assets

The carrying value of goodwill was $4.3 billion at both December 31, 2003 and 2002. No goodwill was acquired, and no impairment was recognized, in 2003 or 2002, exclusive of the write-off of goodwill related to the winding down of Robertson Stephens in 2002, which is discussed in Note 2.

At December 31, 2003, the carrying value of goodwill by major line of business was $1.8 billion for Personal Financial Services, $1.5 billion for Regional Commercial Financial Services and Investment Management, $.6 billion for National Commercial Financial Services, $.3 billion for Capital Markets and $.1 billion for International Banking.

The following table presents the gross carrying value and accumulated amortization for significant intangible assets subject to amortization at December 31, 2003 and 2002.

	December 31, 2003		December 31, 2002
In millions	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Intangible assets subject to amortization:
Purchased credit card relationships	$428	$362	$398	$302
Customer relationships	195	36	195	19

The increase in the gross carrying value of purchased credit card relationship intangibles from December 31, 2002 to December 31, 2003 related to fourth quarter 2003 purchases of credit card receivables which added approximately $34 million of intangibles.

The total net carrying value of all intangible assets subject to amortization, including core deposit intangibles, which are insignificant and are not included in the table above, at December 31, 2003 and 2002 was $235 million and $284 million, respectively. Related amortization expense recorded for the years ended December 31, 2003 and 2002 was $79 million and $93 million, respectively. Estimated amortization for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is $58 million, $26 million, $25 million, $25 million and $24 million, respectively.

The carrying value of indefinite-lived intangible assets was $63 million and $66 million at December 31, 2003 and 2002, respectively.

Note 7.    Short-Term Borrowings

Dollars in millions	Federal Funds Purchased	Securities Sold Under Agreements to Repurchase	Other Short-Term Borrowings

2003
Balance at December 31	$654	$5,168	$5,356
Highest balance at any month-end	4,771	7,524	9,850
Average balance for the year	2,230	6,514	5,136
Weighted average interest rate as of December 31.68%		3.36%	2.96%
Weighted average interest rate paid for the year	1.04	3.83	2.26

2002
Balance at December 31	$1,440	$5,920	$3,950
Highest balance at any month-end	3,025	7,370	10,273
Average balance for the year	1,438	6,323	6,188
Weighted average interest rate as of December 31.90%		2.71%	5.46%
Weighted average interest rate paid for the year	1.46	3.28	3.04

2001
Balance at December 31	$1,341	$7,895	$5,343
Highest balance at any month-end	4,513	7,970	19,725
Average balance for the year	2,115	7,056	10,674
Weighted average interest rate as of December 31	1.46%	4.33%	7.59%
Weighted average interest rate paid for the year	4.09	5.00	5.65

Federal funds purchased and securities sold under agreements to repurchase generally mature within 30 days of the transaction date. We generally maintain possession of the securities in repurchase transactions.

Other short-term borrowings generally mature within 90 days, although commercial paper may have a term of up to 270 days.

Note 8.    Long-Term Debt

December 31	Maturity Date	2003	2002
Dollars in millions

Senior notes and debentures:
Parent company:
Floating-rate MTNs	2003-2005	$1,566	$2,939
Fixed-rate MTNs 4.20%-4.39%	2007	360	360
7.95% notes	2003	—	20
7.25% notes	2005	1,500	1,500
4.875% notes	2006	1,000	1,000
3.85% notes	2008	500	—
Other	2013	1	1

Total parent company		4,927	5,820

Affiliates:
FHLB borrowings	2003-2023	764	2,202
Floating-rate notes	2003-2051	3,170	3,220
Fixed-rate notes	2003-2012	152	264
Other	2003-2010	30	30

Total affiliates		4,116	5,716

Total senior notes and debentures		9,043	11,536

Subordinated notes and debentures:
Parent company:
6.875%-7.20% subordinated notes	2003	—	400
6.625%-8.125% subordinated notes	2004	550	550
6.625% subordinated notes	2005	350	350
7.125% subordinated notes	2006	300	300
8.625% subordinated notes	2007	107	107
6.375%-6.50% subordinated notes	2008	500	500
7.375% subordinated notes	2009	500	500
Fixed- and floating-rate junior subordinated debentures(a)	2026-2033	3,257	—
6.70%-6.875% subordinated notes	2028	750	750

Total parent company		6,314	3,457

Affiliates:
6.75% subordinated notes	2003	—	50
8.00% subordinated notes	2004	200	200
8.625% subordinated notes	2005	250	250
7.375% subordinated notes	2006	200	200
6.50%-7.00% subordinated notes	2007	400	400
6.375% subordinated notes	2008	750	750
5.75% subordinated notes	2009	400	400

Total affiliates		2,200	2,250

Total subordinated notes and debentures		8,514	5,707

Trust preferred securities(a)		—	3,338

Total long-term debt		$17,557	$20,581

(a)	With respect to parent company debentures, represents junior subordinated debentures held by capital trusts. With respect to trust preferred securities, in accordance with FASB Interpretation No. 46, the capital trusts, including the trust preferred securities, were deconsolidated on December 31, 2003. Such trusts and trust preferred securities were included in our consolidated balance sheet at December 31, 2002. Refer to Note 9 for information concerning the capital trusts and trust preferred securities.

The subordinated and junior subordinated notes all provide for single principal payments at maturity and are not redeemable prior to maturity with the exception of the junior subordinated debentures which are callable at the option of the company. Of the total callable, $516 million is currently callable and $2.7 billion is callable in years 2005 through 2008. All of the parent company fixed-rate senior notes pay interest semiannually, provide for single principal payments and are not redeemable prior to maturity. The affiliate senior notes and debentures are not redeemable prior to maturity except for $500 million of Federal Home Loan Bank, or “FHLB,” borrowings which are all currently redeemable at the option of the FHLB of New York.

The senior floating-rate medium-term notes, or “MTNs,” pay interest at rates tied to the London Interbank Offered Rate, or “LIBOR,” reset monthly or quarterly. During 2003, we issued $500 million of 3.85% fixed-rate senior notes due 2008. Additionally, we issued $180 million of 6.000% fixed-rate junior subordinated debentures due 2033 and redeemed fixed-rate junior subordinated debentures totaling approximately $364 million.

As part of our balance sheet management process, we use interest rate swaps to modify the re-pricing and maturity characteristics of certain long-term debt. These interest rate risk management activities are discussed in greater detail in Note 13.

The aggregate payments required to retire long-term debt are: $3.1 billion in 2004; $3.4 billion in 2005; $2.1 billion in 2006; $1.4 billion in 2007; $2.2 billion in 2008; $956 million in 2009; $201 million in 2010; and $4.2 billion thereafter.

We have an effective shelf registration statement filed with the Securities and Exchange Commission, or “SEC,” providing for the issuance of common and preferred stock or trust preferred securities, senior or subordinated debt securities and other debt securities, with a remaining availability of $1.3 billion at December 31, 2003. Additionally, FleetBoston and FNB have access to the Euro market under a $4.5 billion Euro MTN program. Availability under this program was $3 billion at December 31, 2003.

Note 9.    Capital Trusts

We have a number of statutory business trusts, of which we own all of the common securities. These trusts have no independent assets or operations, and exist for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in an equivalent amount of junior subordinated debentures issued by FleetBoston.

The junior subordinated debentures, which are the sole assets of the trusts, are unsecured obligations of FleetBoston, and are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of FleetBoston. The principal amount of subordinated debentures held by each trust equals the aggregate liquidation amount of its trust preferred securities and its common securities. The subordinated debentures bear interest at the same rate, and will mature on the same date, as the corresponding trust securities. We fully and unconditionally guarantee each trust’s obligations under the trust securities. Additional information concerning restrictions on our ability to obtain funds from our subsidiary banks is provided in Note 12.

All of the junior subordinated debentures may be prepaid at the option of FleetBoston, in whole or in part, on or after their respective prepayment dates. Upon the repayment of the junior subordinated debentures, the trusts shall simultaneously apply the proceeds from such repayment to redeem the trust securities.

We had historically included the trusts and trust preferred securities in our consolidated financial statements.

During the fourth quarter of 2003, we completed our evaluation of these trusts in light of the provisions of Interpretation No. 46, and determined that consolidation was no longer appropriate. Accordingly, we deconsolidated all of the trusts and related trust preferred securities on December 31, 2003.

The following table sets forth a summary of the outstanding junior subordinated debentures and related trust preferred securities at December 31, 2003 and 2002.

Name of Trust:	Issue Date	Principal Amount of Junior Subordinated Debentures		Stated Maturity	Earliest Redemption Date	Per Annum Interest Rate	Aggregate Amount of Trust Preferred Securities(c)

(in millions)		2003	2002				2003	2002

BankBoston Capital Trust I	November 1996	$258	$258	2026	December 15, 2006	8.25%	$250	$250
Fleet Capital Trust I(a)	February 1997	—	86	2027	April 15, 2001	8.00%	—	84
Summit Capital Trust I	March 1997	155	155	2027	March 15, 2007	8.40%	150	150
BankBoston Capital Trust II	December 1996	258	258	2026	December 15, 2006	7.75%	250	250
Fleet Capital Trust II	December 1996	258	258	2026	December 15, 2006	7.92%	250	250
BankBoston Capital Trust III	June 1997	258	258	2027	June 15, 2007	floating-rate (b)	250	250
Fleet Capital Trust III(a)	January 1998	—	124	2028	March 31, 2003	7.05%	—	120
BankBoston Capital Trust IV	June 1998	258	258	2028	June 8, 2003	floating-rate (b)	250	250
Fleet Capital Trust IV(a)	April 1998	—	154	2028	March 31, 2003	7.17%	—	150
Fleet Capital Trust V	December 1998	258	258	2028	December 18, 2003	floating-rate (b)	250	250
Fleet Capital Trust VI	June 2000	309	309	2030	June 30, 2005	8.80%	300	300
Fleet Capital Trust VII	September 2001	515	515	2031	Sept. 17, 2006	7.20%	500	500
Fleet Capital Trust VIII	March 2002	550	550	2032	March 8, 2007	7.20%	534	534
Fleet Capital Trust IX	July 2003	180	—	2033	July 31, 2008	6.000%	175	—

Total		$3,257	$3,441				$3,159	$3,338

(a)	Redeemed in May 2003.
(b)	The interest rates on the BankBoston Capital Trust III and IV and Fleet Capital Trust V trust preferred securities were 1.92%, 1.78% and 2.07%, respectively, at December 31, 2003 and 2.16%, 2.02% and 2.41%, respectively, at December 31, 2002.
(c)	The trust preferred securities were not included in our December 31, 2003 financial statements.

Note 10.    Commitments and Contingencies

We have obligations under a number of noncancelable operating leases for premises and equipment. The minimum annual rental commitments under these leases at December 31, 2003, exclusive of taxes and other charges, were as follows: $267 million in 2004; $240 million in 2005; $207 million in 2006; $173 million in 2007; $141 million in 2008; and $469 million in 2009 and thereafter. Total rental expense for 2003, 2002 and 2001, including cancelable and noncancelable leases, amounted to $318 million, $312 million, and $293 million, respectively.

Certain leases contain escalation clauses, which correspond with increased real estate taxes and other operating expenses, and renewal options calling for increased rents as the leases are renewed. No restrictions are imposed by any lease agreement regarding the payment of dividends, additional debt financing, or entering into further lease agreements.

The following table presents our commitments at December 31, 2003 and 2002. These commitments are not included in our consolidated balance sheet.

Commitments

	Contractual Amount
December 31	2003		2002
In millions

Commitments to extend credit:
Commercial	$60,020		$65,285
Credit card	78,990		67,599
Other consumer	15,444		12,244
Financial standby and performance letters of credit, financial guarantees and foreign office guarantees (net of participations)	13,043	(a)	11,968
Commercial letters of credit	2,016		1,845
Securities lent under stock borrowing, customer and non-customer agreements	5,692		4,275
Other commercial commitments	1,157		1,610

(a)	Included $7.7 billion, $4 billion and $1.3 billion expiring in under one year, in one to three years and after three years, respectively.

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

We receive collateral under stock borrowing, customer and non-customer agreements, which we have the ability to sell or repledge. As of December 31, 2003, we had received collateral, primarily in connection with securities borrowed and customer margin loans, with a market value of $8.2 billion, which we can sell or repledge. Of this amount, $5.7 billion, reflected in the preceding table, had been pledged or sold as of December 31, 2003, in connection with securities lent, bank borrowings and deposits with clearing organizations. As of December 31, 2002, such amounts were $6.6 billion and $4.3 billion, respectively.

Other commercial commitments represent unfunded commitments of our Principal Investing business unit. Such commitments relate to fund investments and are drawn down periodically throughout the life of the respective fund.

In the normal course of business, we enter into numerous agreements that contain features which meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation defines a guarantee to be a contract that contingently requires us to make payments (either in cash, financial instruments, other assets, shares of our stock or provision of services) to a third party based on specified changes in an underlying variable that is related to an asset, a liability or an equity security of the related party. Significant guarantees provided by FleetBoston to third parties include standby financial and performance letters of credit and financial guarantees, which are discussed above, as well as credit derivatives, market value guarantees for customers, and earn-out agreements associated with business combinations, all of which are discussed below.

At December 31, 2003, financial standby and performance letters of credit and financial guarantees, net of participations, amounted to $13 billion, compared to $12 billion at December 31, 2002. Of the $13 billion at December 31, 2003, $7.7 billion expires in 2004, $4 billion in 2005 through 2007 and $1.3 billion in 2008 and thereafter. The aggregate carrying amount of the liability related to these contracts was approximately $171 million at December 31, 2003 compared to $59 million at December 31, 2002.

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

With respect to credit derivatives, the maximum potential amount that we could be required to pay equals the aggregate notional value of the contracts, which totaled $7 billion and $3.6 billion at December 31, 2003 and 2002, respectively, including $2 billion and $2.2 billion, respectively, related to commercial paper conduits, which are more fully discussed in Note 17. Because of the nature of certain written options, the maximum potential payment is not quantifiable. To minimize these customer-driven risk exposures, we enter into offsetting derivative positions.

At December 31, 2003 and 2002, the aggregate fair value of these credit derivatives and written option contracts of $1.3 billion and $1.6 billion, respectively, was included in trading liabilities in the consolidated balance sheet, and the remaining maturity of these contracts ranged from less than one month to thirty years. Offsetting derivative positions are included in trading assets in the consolidated balance sheet, and are carried at fair value.

In connection with a business combination, we may agree to pay consideration contingent on specified events in the future, under an “earn-out agreement.” At December 31, 2003 and 2002, we were contingently liable to pay approximately $80 million and $270 million, respectively, under such agreements, and had recorded a liability in our consolidated balance sheet of approximately $75 million at both December 31, 2003 and 2002. The measurement period for the earn-out agreements remaining at December 31, 2003 expires within two years.

We have fully and unconditionally guaranteed a number of capital trust obligations under trust preferred securities. For additional information, refer to Note 9.

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

We are involved in various legal proceedings arising out of, and incidental to, our respective businesses, including the following matters.

As we reported in our September 30, 2003 10-Q, the New York Stock Exchange, or “NYSE,” and the SEC have been conducting an investigation of whether trading practices by specialist firms, including Fleet Specialist, Inc., violated certain NYSE rules and associated securities laws and regulations. Fleet Specialist has been cooperating with the SEC and NYSE and has been in discussion with the staffs of both organizations to try to resolve the issues raised by this investigation. On February 17, 2004, Fleet Specialist and certain other specialist firms reached an agreement in principle with the SEC and NYSE to settle charges that the firms violated certain federal securities laws and NYSE rules in the course of their specialist trading activity. The settlement, which would involve no admission or denial of wrongdoing, is subject to, among other things, approval by the SEC and NYSE and negotiation of definitive documentation. The settlement, if consummated, would involve relief ordered as part of an administrative proceeding that is expected to include restitution and penalties for Fleet Specialist totaling approximately $59.4 million, a censure, cease and desist order, and an undetermined form of undertaking. The settlement would not resolve potential regulatory charges against individuals.

Separately, putative class action complaints have been filed in New York federal district court against Fleet Specialist, FleetBoston and other specialist firms (and their parent companies) on behalf of investors who traded stock on the NYSE between 1998 and 2003 and were allegedly disadvantaged by the improper practices of the specialist firms. Also, a putative class action complaint has been filed in California state court against certain specialist firms and individuals, including Fleet Specialist and certain of its officers, alleging violation of California state law in connection with the same alleged practices. The settlement with the SEC and NYSE, described above, would not resolve the putative class actions, although a significant portion of the payment is expected to be allocated to restitution for allegedly disadvantaged customers.

As we reported in previous SEC filings, in September 2003, FleetBoston subsidiaries began receiving subpoenas and information requests from the New York Attorney General, the SEC, the NASD and the Massachusetts Securities Division for documents and information regarding late trading and market timing activity in mutual funds. FleetBoston and its subsidiaries have been cooperating with these investigations, while at the same time continuing their own examination of these matters, reviewing policies, processes and personnel, and taking appropriate remedial action when called for.

On February 24, 2004, the SEC filed a civil action in the Massachusetts federal district court against two FleetBoston subsidiaries, Columbia Management Advisors, Inc. and Columbia Funds Distributor, Inc., alleging that these two entities allowed certain customers to engage in short-term or excessive trading without disclosing this fact in the relevant fund prospectuses. The complaint alleges violations of federal securities laws in relation to at least nine trading arrangements pertaining to these customers during the period 1998-2003, and requests injunctive and monetary relief.

A similar action was filed the same day in New York state court by the New York Attorney General, claiming relief under New York state statutes. The subsidiaries are engaged in discussions with the SEC and the New York

Attorney General in an effort to reach a satisfactory resolution of these matters. In addition, FleetBoston subsidiaries are responding to subpoenas and requests for information from banking and other regulatory and law enforcement agencies. Separately, putative class actions have been filed in the Massachusetts federal district court on behalf of those persons who acquired shares in the Columbia funds between February 13, 1999 and January 14, 2004, alleging violations of federal securities laws in relation to unspecified “market timing” arrangements.

Management of FleetBoston, based on its review with counsel of all actions and proceedings pending against FleetBoston and its subsidiaries, considers that the aggregate loss, if any, resulting from the final outcome of these proceedings should not be material to our financial condition or annual results of operations. However, the outcome of a particular proceeding may be material to our results of operations for a particular quarterly period, depending on the size of the loss or liability relative to our earnings for that quarterly period. For information about contingencies related to income taxes, refer to Note 16.

Note 11.	Preferred Stock, Common Stock and Earnings Per Common Share

Preferred Stock

As of December 31, 2003 and 2002, we had outstanding 382,450 shares (690,000 shares authorized) of Series VI 6.75% perpetual preferred stock, and 700,000 shares (805,000 shares authorized) of Series VII 6.60% cumulative preferred stock, both series at a stated value of $250 per share. Ownership in each series of preferred stock is held in the form of depositary shares.

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

Common Stock and Earnings Per Common Share

The following table presents our calculation of earnings per common share for 2003, 2002 and 2001:

Year ended December 31	2003		2002		2001

Dollars in millions, except share and per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted

Average shares outstanding	1,048,741,110	1,048,741,110	1,045,336,201	1,045,336,201	1,074,203,742	1,074,203,742
Additional shares due to:
Stock options and awards	—	5,370,556	—	3,397,714	—	9,334,970
Warrants	—	—	—	—	—	137,353

Total equivalent shares	1,048,741,110	1,054,111,666	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065

Earnings per share:

Income from continuing operations	$2,555	$2,555	$1,524	$1,524	$ 968	$ 968
Less preferred stock dividends	(18)	(18)	(18)	(18)	(27)	(27)

Income from continuing operations available to common stockholders	$2,537	$2,537	$1,506	$1,506	$ 941	$ 941

Total equivalent shares	1,048,741,110	1,054,111,666	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065

Earnings per share – continuing operations	$ 2.42	$ 2.41	$ 1.44	$ 1.44	$ .88	$ .87

Income/(loss) from discontinued operations	$ 43	$ 43	$ (336)	$ (336)	$ (37)	$ (37)

Total equivalent shares	1,048,741,110	1,054,111,666	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065

Income/(loss) per share – discontinued operations	$ .04	$ .04	$ (.32)	$ (.32)	$ (.04)	$ (.04)

Net income	$2,598	$2,598	$1,188	$1,188	$ 931	$ 931
Less preferred stock dividends	(18)	(18)	(18)	(18)	(27)	(27)

Net income available to common stockholders	$2,580	$2,580	$1,170	$1,170	$ 904	$ 904

Total equivalent shares	1,048,741,110	1,054,111,666	1,045,336,201	1,048,733,915	1,074,203,742	1,083,676,065

Earnings per share – net income	$ 2.46	$ 2.45	$ 1.12	$ 1.12	$ .84	$ .83

Outstanding common stock options and awards to purchase 58.3 million, 83.1 million and 15.8 million shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively, and were excluded from the calculation of diluted earnings per common share because the impact of such options and awards was antidilutive.

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

In October 2003, in connection with our merger agreement with Bank of America more fully described in Note 2, we amended the agreement under which the rights were issued to prevent the Bank of America merger agreement and other related agreements, as well as the merger with Bank of America, from triggering the provisions of the rights agreement.

As more fully discussed in Note 1, in connection with our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill beginning January 1, 2002. The following table presents income and earnings per share on a continuing operations and net income basis for 2001, as if goodwill had not been amortized.

Adjusted Net Income and Earnings Per Share

Year ended December 31	2001
Dollars in millions, except per share amounts

Continuing operations:

Reported income from continuing operations available to common stockholders	$941
Add back goodwill amortization, net of applicable tax benefit	255

Adjusted income from continuing operations	$1,196

Basic earnings per share – continuing operations:

Reported earnings per share	$.88
Add back impact of goodwill amortization	.23

Adjusted earnings per share	$1.11

Diluted earnings per share – continuing operations:

Reported earnings per share	$.87
Add back impact of goodwill amortization	.23

Adjusted earnings per share	$1.10

Net income:

Reported net income available to common stockholders	$904
Add back goodwill amortization, net of applicable tax benefit	265

Adjusted net income	$1,169

Basic earnings per share – net income:

Reported earnings per share	$.84
Add back impact of goodwill amortization	.25

Adjusted earnings per share	$1.09

Diluted earnings per share – net income:

Reported earnings per share	$.83
Add back impact of goodwill amortization	.25

Adjusted earnings per share	$1.08

Note 12.    Regulatory Matters

Reserve Requirements.    At December 31, 2003 and 2002, cash and cash equivalents included $2.9 billion and $3.1 billion, respectively, to satisfy the reserve requirements of the Federal Reserve System and various foreign central banks.

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

For 2004, aggregate dividend declarations by our banking subsidiaries without prior regulatory approval are limited to approximately $1.2 billion at December 31, 2003, plus an additional amount equal to their net profits, as defined, for 2004 up to the date of any dividend declaration. At December 31, 2003, the parent company had $4.2 billion of cash and cash equivalents with which to meet dividend declaration and other payment obligations. For more financial information with respect to the parent company, refer to Note 20.

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

The following table presents our capital and capital ratio information as of December 31, 2003 and 2002:

Regulatory Capital Ratios(a)

December 31	2003		2002
Dollars in millions

Actual:
Tier 1 risk-based capital	$16,484	8.89%	$15,049	8.24%
Total risk-based capital	22,152	11.95	21,399	11.72
Leverage	16,484	8.67	15,049	8.27
Minimum regulatory capital standards:
Tier 1 risk-based capital	7,415	4.00	7,301	4.00
Total risk-based capital	14,829	8.00	14,603	8.00
Leverage	5,701	3.00	5,457	3.00

(a)	All ratios include discontinued operations.

As of December 31, 2003, each of our banking subsidiaries satisfied the requirements of the “well capitalized” category under the regulatory framework established by FDICIA. There are no conditions or events since that date that management believes have changed the capital category of these subsidiaries. The capital categories of each of our banking subsidiaries are determined solely for purposes of applying FDICIA’s provisions, and such capital categories may not constitute an accurate representation of the overall financial condition or prospects of any of our banking subsidiaries.

As registered broker/dealers and member firms of the NYSE, certain of our subsidiaries are subject to rules of both the SEC and the NYSE. These rules require these subsidiaries to maintain minimum levels of net capital, as defined, and may restrict them from expanding their business and declaring dividends if their net capital falls below specified levels. At December 31, 2003, these subsidiaries had aggregate net capital of approximately $826 million, which exceeded aggregate minimum net capital requirements by approximately $795 million.

Note 13.     Derivative Instruments

In the normal course of business, we enter into a variety of derivative contracts in connection with our balance sheet management and trading activities. These contracts, which are primarily interest rate and foreign exchange contracts, involve the management of interest rate and foreign exchange rate risk, and involve, to varying degrees, credit (repayment) risk and market risk. Credit risk is the possibility that a loss may occur if a counterparty to a transaction fails to perform according to the terms of the contract. Market risk is the sensitivity of income and capital to variations in interest rates, foreign exchange rates, equity prices, commodity prices and other market-driven rates or prices. The following discussion includes derivative instruments and hedging activities related to discontinued operations, the impact of which were insignificant for 2003 and 2002.

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

Our non-U.S. dollar denominated assets and liabilities are primarily exposed to foreign exchange rate risk. The majority of this exposure stems from our operations in Latin America, primarily Brazil, and is managed through the use of foreign currency spot, forward, futures, option and swap contracts.

Fair Value Hedges.    Derivatives categorized as fair value hedges are utilized to convert fixed-rate debt to floating-rate debt, as part of the overall interest rate risk management process, and to reduce foreign currency risk related to foreign currency denominated assets.

For the year ended December 31, 2003, the ineffective portion of all fair value hedges was insignificant. For the year ended December 31, 2002, we recognized net pre-tax gains of approximately $18 million, which represented the ineffective portion of all fair value hedges. For 2003 and 2002, the ineffective portion was substantially related to hedges of fixed-rate debt, excluding the time value of option contracts and the interest rate differential on foreign currency forward contracts. The components of fair value excluded from the assessment of fair value hedge effectiveness for the years ended December 31, 2003 and 2002 were net pre-tax losses of approximately $4 million and $2.5 million, respectively. All components of each derivative’s gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

Cash Flow Hedges.    Derivatives categorized as cash flow hedges are utilized primarily to convert floating-rate loans to fixed-rate loans, and to convert floating-rate, non-functional currency denominated assets to fixed-rate, functional currency denominated assets.

For the years ended December 31, 2003 and 2002, we recognized net pre-tax gains of approximately $3 million and $1.8 million, respectively, which represented the total ineffectiveness of all cash flow hedges.

Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged item is recorded. As of December 31, 2003, approximately $229 million of the deferred net after-tax gains on derivative instruments included in accumulated other comprehensive income is expected to be reclassified to earnings during the next twelve months. This expectation is based on the net discounted cash flows from derivative instruments hedging variable-rate assets, as well as the amortization of gains from the termination of cash flow hedge derivatives.

Hedges of Net Investments in Foreign Operations.    Derivatives categorized as hedges of net investments in foreign operations are utilized to protect the value of an investment against adverse exchange rate fluctuations. For the years ended December 31, 2003 and 2002, net after-tax losses related to these derivatives, recorded in the cumulative translation adjustments component of other comprehensive income, were approximately $9.7 million and $14 million, respectively.

Trading Activities

Trading activities create exposure to price risk, or the risk of loss of income arising from adverse changes in the value of financial instrument trading portfolios. This exposure arises in the normal course of our business as a financial intermediary. We enter into interest rate, foreign exchange, precious metals and credit derivative contracts, primarily to satisfy the investment and risk management needs of our customers. Credit derivative contracts are also provided to support commercial paper outstandings and funding commitments of conduits in connection with asset-backed commercial paper programs. Equity derivative contracts result mainly from market-making and underwriting activities.

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

Non-trading derivative instruments, other than those used for foreign exchange, had credit exposure of $145 million at December 31, 2003, compared to $1.1 billion at December 31, 2002. Foreign exchange derivative instruments had credit exposure of $21 million at December 31, 2003, compared to $63 million at December 31, 2002. Trading derivatives had credit exposure of $4.1 billion at December 31, 2003, compared to $4.6 billion at December 31, 2002.

Note 14.    Employee Benefits

Stock Incentive Plans

We maintain stock incentive plans for certain employees and for non-employee directors. The plans provide for the granting of stock options, restricted stock, stock appreciation rights and other stock-based awards.

Stock Options

Options to purchase common stock are granted at fair value on the grant date, generally vest over one- to five-year periods and expire at the end of six to ten years. Shares reserved for future issuance in connection with our stock plans, stock options and outstanding rights totaled 111 million at December 31, 2003.

Stock Options

December 31	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	106,852,152	$31.74	105,461,385	$32.96	99,788,549	$31.97
Granted	210,017	30.16	14,870,692	23.18	21,350,337	34.26
Exercised	(13,764,426)	29.05	(3,406,586)	22.09	(12,049,061)	25.65
Expired/forfeited	(6,888,741)	35.33	(10,073,339)	34.96	(3,628,440)	36.56

Outstanding at end of year	86,409,002	$31.88	106,852,152	$31.74	105,461,385	$32.96

Options exercisable at year-end	71,517,521	$33.05	75,806,956	$32.83	67,165,949	$31.99

Stock Options Outstanding and Exercisable

December 31, 2003	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$ 3 - $20	3,358,012	1.5	$17.85	3,323,347	$17.84
$21 - $30	28,326,787	5.8	25.90	19,340,484	27.97
$31 - $34	29,429,948	6.7	33.68	24,194,491	33.84
$35 - $38	16,312,513	5.6	37.02	16,034,718	37.02
$39 - $53	8,981,742	4.7	40.69	8,624,481	40.69

	86,409,002	5.8	$31.88	71,517,521	$33.05

Restricted Stock Awards

We maintain stock plans under which key employees are awarded shares of our common stock or equivalent units, subject to certain vesting requirements.

Under the terms of our restricted stock and unit awards, employees are generally required to continue employment with us for a stated period after the award in order to become fully vested in the award. For certain restricted stock and unit awards, vesting is contingent upon, or will be accelerated if, certain pre-established performance goals are attained. The performance periods generally range from two to five years. During 2003, 2002, and 2001, grants of 2,432,624 shares or units, 3,857,394 shares, and 835,389 shares, respectively, of restricted stock were made. As of December 31, 2003, 2002, and 2001, unvested outstanding restricted shares and units totaled 5,187,818 shares or units, 4,518,686 shares and 2,939,710 shares, respectively, with average grant prices of $25.62, $28.80, and $37.14, respectively. Compensation expense recognized for restricted stock and units during 2003, 2002, and 2001 was $58 million, $50 million and $35 million, respectively.

Pro Forma Fair Value Information

We adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” in 1996. As permitted by that standard at the time, we elected not to adopt the fair value accounting provisions of the standard and to continue to apply the provisions of APB No. 25, “Accounting for Stock Issued to

Employees.” In 2002, we adopted the fair value accounting provisions of SFAS No. 123, and, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement No. 123,” we elected to apply the provisions under the prospective method to stock options granted, modified or settled in fiscal year 2002 and future years. More information about our adoption of the fair value accounting provisions of SFAS No. 123 is provided in Note 1.

Had compensation expense for all of our stock options and stock awards been determined in accordance with the fair value accounting provisions of SFAS No. 123, our net income and diluted earnings per share would have been as follows:

Year ended December 31		2003	2002	2001
(in millions)

Net income	As reported	$2,598	$1,188	$931
	Pro forma	2,541	1,091	837

Diluted earnings	As reported	$2.45	$1.12	$.83
per share	Pro forma	2.39	1.02	.75

For determination of compensation expense and for the purpose of providing the pro forma disclosures required by SFAS No. 123 and No. 148, the fair value of each stock option and stock award was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Year ended December 31	2003	2002	2001

Dividend yield	4.7%	6.4%	3.8%
Volatility	31	37	35
Risk-free interest rate	3	3	4
Expected option life	4 years	4 years	5 years

The estimated weighted average grant date fair values per share of stock options granted and restricted stock granted were as follows:

Year ended December 31	2003	2002	2001

Stock options	$5.18	$4.23	$8.71
Restricted stock	25.65	26.55	38.87

Pension and Postretirement Benefit Plans

We maintain qualified noncontributory defined benefit pension plans covering substantially all domestic employees, as well as nonqualified noncontributory defined benefit plans for certain executives. The qualified plans are funded in compliance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. We also provide certain postretirement health and life insurance benefits for eligible retired domestic employees. Postretirement benefits are accrued over the service lives of the employees. The measurement date for all of our benefit plans is December 31.

The following tables summarize benefit obligation, asset activity, funded status and expense for the plans:

	Pension Benefits		Other Postretirement Benefits

December 31 In millions	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$2,217	$2,152	$186	$193
Service cost	74	78	—	1
Interest cost	140	146	12	12
Participant contributions	—	—	21	16
Plan amendments	5	1	—	(4)
Acquisitions	—	7	—	—
Benefits paid	(186)	(166)	(43)	(39)
Actuarial loss/(gain)	110	(1)	16	7

Benefit obligation at end of year	$2,360	$2,217	$192	$186

Change in plan assets
Fair value of plan assets at beginning of year	$1,932	$2,304	$36	$42
Actual return on plan assets	470	(246)	8	(6)
Employer contributions	28	40	22	23
Participant contributions	—	—	21	16
Benefits paid	(186)	(166)	(43)	(39)

Fair value of plan assets at end of year	$2,244	$1,932	$44	$36

Reconciliation of funded status
Plan assets in excess/(deficit) of benefit obligation	$(116)	$(285)	$(148)	$(150)
Unrecognized actuarial loss	627	790	12	1
Unrecognized transition obligation	—	—	38	42
Unrecognized prior service cost	11	7	(8)	(9)

Net amount recognized	$522	$512	$(106)	$(116)

Prepaid pension cost	$740	$723	—	—
Accrued benefit liability, net	(338)	(307)	$(106)	$(116)
Intangible asset	35	34	—	—
Accumulated other comprehensive income	85	62	—	—

Net amount recognized	$522	$512	$(106)	$(116)

The accumulated benefit obligation for all defined benefit pension plans was $2,189 million and $2,044 million at December 31, 2003 and 2002, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $364 million, $340 million and $1 million, respectively, as of December 31, 2003 and $330 million, $309 million, and $2 million, respectively, as of December 31, 2002. The net increase in accumulated other comprehensive income of $23 million in 2003 and $27 million in 2002 was due to an increase in the minimum pension liability.

We expect to contribute $30 million to the pension plans and $22 million to the postretirement plans in 2004.

Weighted Average Assumptions for Benefit Obligations

	Pension Benefits		Other Postretirement Benefits

Assumptions at year end December 31	2003	2002	2003	2002

Discount rate	6.00%	6.50%	6.00%	6.50%
Rate of compensation increase	4.75	5.00
Healthcare cost trend rate			12.00	12.00

Pension and Postretirement Benefit Expense

	Pension Benefits			Other Postretirement Benefits

Year ended December 31	2003	2002	2001	2003	2002	2001
Dollars in millions

Components of net periodic benefit expense/(income)
Service cost	$74	$78	$83	—	$1	$1
Interest cost	140	146	144	$12	12	15
Expected return on plan assets	(200)	(241)	(248)	(3)	(4)	(4)
Net amortization and recognized actuarial loss	5	5	6	4	3	4

Net periodic benefit expense/(income)	$19	$(12)	$(15)	$13	$12	$16

Assumptions for year ended December 31
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected rate of return on plan assets	8.00	9.25	10.00	8.00	9.25	10.00
Rate of compensation increase	5.00	5.00	5.00
Healthcare cost trend rate				12.00	10.00	8.00

The healthcare cost trend rate is projected to decrease gradually over the next several years from 12% in 2004 to approximately 5% in 2011, and remain level thereafter. A 1% increase or decrease in the healthcare cost trend rate assumption does not have a significant effect on postretirement benefit obligation or expense.

Plan Assets

Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations. The near-term and long-term impact on obligations and asset values are projected and evaluated for funding and financial accounting implications. Actual allocation and investment performance is reviewed quarterly. The current target allocation ranges, along with the actual allocation as of December 31, 2003 and 2002, respectively, are included in the following table.

Plan Assets	Long-Term Allocation Target	Actual Allocation year-end 2003	Actual Allocation year-end 2002

Equity securities	49% - 71%	72%	62%
Debt securities	18% - 28%	21	31
Real estate	0% - 10%	5	4
Other (primarily cash)	2% - 3%	2	3
Total	100%	100%	100%

The assumed expected return on assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in the portfolio and the expectation for future returns of each asset class. The expected return of each asset class is weighted based on the target allocation to develop the expected long- term rate of return on assets. This resulted in the selection of the 8.00% rate used in 2003 and to be used for 2004.

Defined Contribution Retirement Plans

We maintain defined contribution savings plans covering substantially all domestic employees. Our expense for these plans was $79 million, $79 million, and $81 million for 2003, 2002 and 2001, respectively.

Note 15.    Exit and Restructuring-Related Charges

2002 Restructuring and Exit-Related Accruals

During 2002, we recorded restructuring-related charges of $71 million, composed of personnel benefits, in connection with streamlining our operations and $426 million of exit-related costs in connection with discontinued operations, with $71 million of the restructuring charge and $154 million of the exit-related costs accrued and unpaid at December 31, 2002. We have classified the exit-related costs in discontinued operations in our income statement.

Of the remaining $71 million restructuring accrual, $46 million was paid during 2003 and 1,075 employees corresponding to this accrual left FleetBoston. In addition, we reversed $10 million of accruals for personnel-related benefits which we did not expect to be fully utilized.

During 2003, we utilized $124 million of the remaining $154 million exit-related accrual, consisting of payments of $17 million for personnel-related costs, $45 million for facilities costs, $15 million for contract cancellation costs and $47 million of other costs, primarily payments to settle investigations related to certain activities of Robertson Stephens. During 2003, we reversed $11 million of accruals for contract cancellations which we did not expect to be fully utilized. In addition, during the year we recorded an additional $11 million in facilities reserves. With respect to the exit-related accrual, 39 employees left FleetBoston during 2003.

2001 Restructuring Accruals

The remaining 2001 restructuring accrual of $77 million at December 31, 2002 consisted of unpaid accruals of $32 million, $32 million and $13 million related to the Summit and Liberty acquisitions and business unit restructurings, respectively. During 2003, we utilized $38 million of these accruals by paying $23 million of personnel benefits, $5 million of contract cancellation costs and $9 million of facilities-related costs and incurring $1 million of asset writedowns. In addition, 96 employees corresponding to these accruals left FleetBoston. During 2003, we reversed

$13 million of accruals for personnel benefits and $9 million for facilities-related costs which we did not expect to be fully utilized. The remaining unpaid accrual of $17 million at December 31, 2003 consisted of facilities-related costs related to the Summit acquisition.

The following table presents aggregate restructuring and exit cost accrual activity during the year ended December 31, 2003.

Exit and Restructuring Accrual Activity

	2002	2002	2001
In millions	Restructuring Accrual	Exit-Related Accrual	Restructuring Accruals

Balance at December 31, 2002	$71	$154	$77
Restructuring accrual	—	11	—
Restructuring reversals	(10)	(11)	(22)
Cash payments	(46)	(124)	(37)
Noncash writedowns	—	—	(1)

Balance at December 31, 2003	$15	$30	$17

Note 16.    Income Taxes

The components of income from continuing operations before income taxes, and income tax expense, are summarized below:

Income Before Income Taxes

Year ended December 31	2003	2002	2001
In millions

Income/(loss) before income taxes:
Domestic	$3,797	$2,940	$1,803
Foreign	164	(648)	(262)

Total income before income taxes	$3,961	$2,292	$1,541

Income Tax Expense

Year ended December 31	2003	2002	2001
In millions

Current income taxes:
Federal	$309	$529	$1,050
Foreign:
Based on income	189	134	162
Withheld on interest and dividends	44	67	84
State and local	105	53	106

Total current income taxes	$647	$783	$1,402

Deferred income tax/(benefit):
Federal	$627	$(59)	$(821)
State and local	132	44	(8)

Total deferred income tax/(benefit)	$759	$(15)	$(829)

Total income tax expense:
Federal	$936	$470	$229
Foreign	233	201	246
State and local	237	97	98

Applicable income tax expense	$1,406	$768	$573

Income tax expense for the years ended December 31, 2003, 2002 and 2001 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the statutory and effective tax rates follows:

Statutory Rate Analysis

Year ended December 31	2003	2002	2001

Tax at statutory rate	35.0%	35.0%	35.0%
Increases/(decreases) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	3.9	2.8	4.1
Goodwill amortization	—	—	4.5
Low income housing tax credit	(2.3)	(3.6)	(4.0)
Other, net	(1.1)	(0.7)	(2.4)

Effective tax rate	35.5%	33.5%	37.2%

Significant components of our net deferred tax liability as of December 31, 2003 and 2002 are presented in the following table:

Net Deferred Tax Liability

December 31	2003	2002
In millions

Deferred tax assets:
Reserve for credit losses	$637	$1,051
Expenses not currently deductible	710	685
Employee benefits	236	162
Net unrealized available-for-sale securities losses	496	434
Other	242	337

Total gross deferred tax assets	2,321	2,669
Less: valuation allowance	98	88

Total deferred tax assets	$2,223	$2,581

Deferred tax liabilities:
Lease financing	$3,718	$3,312
Net unrealized gain on derivative instruments	201	253
Other	405	365

Total gross deferred tax liabilities	$4,324	$3,930

Net deferred tax liability	$2,101	$1,349

FleetBoston’s overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. Realization of deferred tax assets, including foreign tax credits, arises from carrybacks to prior taxable periods, levels of future taxable income, including net foreign source income in certain periods, realization of deferred tax liabilities, and the achievement of tax planning strategies. The deferred tax assets at December 31, 2003 included $171 million of foreign tax credits that will otherwise expire between the years 2005 through 2008. Management has determined that it is more likely than not that the deferred tax assets at December 31, 2003 can be realized. However, this determination involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates.

Given the nature of state tax laws, we believe that uncertainty remains concerning the realization of tax benefits in various state jurisdictions. We recorded cumulative state tax benefits for state net operating losses, net of federal taxes, of $36 million and $39 million as of December 31, 2003 and 2002, respectively. State valuation reserves of $98 million and $88 million have been reflected as of December 31, 2003 and 2002, respectively. Management continually monitors and evaluates the impact of current events and circumstances on the estimates and assumptions used in the recognition of deferred tax assets and the related tax positions.

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

The securitization of credit card receivables, commercial loans and home equity loans serves as a source of funding and as a liquidity management tool. At December 31, 2003 and 2002, securitization trusts sponsored by FleetBoston held aggregate assets of $17.5 billion and $18.2 billion, respectively, and had aggregate outstanding debt securities of $14.2 billion and $15.2 billion, respectively. Our retained interests in the net assets of the securitization trusts, which are not subordinated to investor interests, are included in loans and leases in our consolidated balance sheet. We also hold subordinated interests in these assets which provide credit enhancement to the investors in the outstanding debt securities. At December 31, 2003 and 2002, these subordinated interests included residual positions such as interest-only strips and certain subordinated principal balances of approximately $251 million and $280 million, respectively; accrued interest and fees receivable of approximately $212 million and $320 million, respectively; and other interests, including subordinated debt securities, overcollateralization positions and cash collateral accounts, of approximately $417 million and $317 million, respectively. The subordinated interests, which are included in our consolidated balance sheet, represent our maximum exposure related to the debt securities issued by the securitization trusts.

During 2003, we sold approximately $1.4 billion of commercial loans, $750 million of credit card receivables and $776 million of home equity loans in new securitization transactions, compared to approximately $2.3 billion of credit card receivables and approximately $1 billion of commercial loans in 2002. In 2001, we sold approximately $2.6 billion of credit card receivables and approximately $750 million of home equity loans. Gains recognized on new credit card securitizations and replenishment of revolving credit card securitization pools totaled approximately $148 million in 2003, $245 million in 2002 and $182 million in 2001. Gains recognized on commercial loan and home equity securitizations were not significant.

Key economic assumptions used in measuring the initial retained interests resulting from the securitizations completed in 2003, 2002 and 2001 were as follows:

2003	Commercial Loans	Credit Card Receivables	Home Equity Loans

Repayment speed (monthly rate)	5.56%	11.10%	2.13%
Weighted average life	8 months	5 months	18 months
Expected credit losses (annual rate)	.85%	6.75%	.15%
Discount rate	12.35%	12.00%	12.00%

2002

Repayment speed (monthly rate)	5.88%	11-13%	—
Weighted average life	8 months	5 months	—
Expected credit losses (annual rate)	.49%	6-7%	—
Discount rate	12.35%	8-12%	—

2001

Repayment speed (monthly rate)	—	10-12%	2.13%
Weighted average life	—	5 months	18 months
Expected credit losses (annual rate)	—	5-7%	.15%
Discount rate	—	7-10%	12.00%

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

The value of our retained subordinated interests is subject to credit, prepayment and interest rate risks related to the transferred assets. At December 31, 2003, key economic assumptions and the reduction in the fair value of residual positions, including interest-only strips and certain subordinated principal balances, caused by immediate adverse changes in those assumptions are presented in the following table. Adverse changes in key economic assumptions would not have a significant impact on the fair value of the other subordinated interests described earlier in this Note. Accordingly, these interests are not included in the sensitivity analysis presented below.

December 31, 2003	Commercial Loans	Credit Card Receivables	Home Equity Loans
Dollars in millions

Carrying value of residual positions	$125.6	$100.2	$25.4
Repayment speed (monthly rate)	5.88%	12.50%	2.38%
Impact of 10% change	—	$7.3	$2.1
Impact of 20% change	$.4	$13.3	$3.9
Expected credit losses (annual rate)	.45%	7.50%	.15%
Impact of 10% change	$1.2	$22.6	$.2
Impact of 20% change	2.4	44.3	.4
Discount rate	12.35%	12.00%	12.00%
Impact of 10% change	$1.5	$.3	$.4
Impact of 20% change	3.0	.6	.8

The sensitivities presented above are hypothetical and are presented for illustrative purposes only. Changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented in the above table were calculated without changing any other assumption; in reality, changes in one assumption may result in changes in another, which may magnify or counteract the sensitivities. For example, changes in market interest rates may simultaneously impact repayment speed, credit losses and the discount rate.

The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2003, 2002 and 2001.

December 31, 2003	Commercial Loans	Credit Card Receivables	Home Equity Loans
In millions

Proceeds from new securitizations	$1,247	$737	$774
Proceeds from replenishment of revolving securitization pools and reinvested collections	2,416	14,655	240
Servicing fees received	5	182	4
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	44	473	19
Purchases of credit-impaired assets	(5)	—	—

December 31, 2002

Proceeds from new securitizations	$965	$2,260	—
Proceeds from replenishment of revolving securitization pools and reinvested collections	2,258	12,952	$141
Servicing fees received	1	187	3
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	52	603	13
Purchases of credit-impaired assets	(117)	—	—

December 31, 2001

Proceeds from new securitizations	—	$2,505	$747
Proceeds from replenishment of revolving securitization pools and reinvested collections	$3,247	12,708	123
Servicing fees received	5	177	2
Other cash flows received on retained interests, including excess spread, interchange and interest on reserve accounts	53	490	10
Purchases of credit-impaired assets	(237)	—	—

The following table presents information about managed and securitized domestic credit card receivables as of and for the years ended December 31, 2003 and 2002.

In millions	Total Receivables		30 days or more past due		Net Credit Losses
December 31	2003	2002	2003	2002	2003	2002

Total loans managed	$16,932	$16,328	$632	$673	$979	$845
Less: loans securitized	9,319	10,434	392	439	663	587

Total loans owned	$7,613	$5,894	$240	$234	$316	$258

Securitized commercial and home equity loans totaled approximately $4.1 billion and $884 million, respectively, at December 31, 2003, and approximately $4.6 billion and $441 million, respectively, at December 31, 2002. These balances, which are not included in our consolidated balance sheet, were not significant to owned commercial and home equity loan balances at either year-end. Refer to Note 4 for owned commercial and home equity loan balances.

We also securitize certain lease financing receivables, which totaled approximately $525 million and $682 million at December 31, 2003 and 2002, respectively, through third party conduits. The lease financing receivables are first sold to a bankruptcy-remote subsidiary of FleetBoston, which then sells an interest in the receivables to third party conduits. The conduits, in turn, sell commercial paper to investors to fund the purchase of the receivables from FleetBoston. At FleetBoston’s option, cash proceeds received from lessees can be reinvested by the conduits in additional lease receivables originated by FleetBoston.

We hold retained subordinated interests in the lease receivables, primarily in the form of overcollateralization positions, which provide credit enhancement to the third party conduits. These retained interests, which totaled $29 million and $36 million at December 31, 2003 and 2002, respectively, are included in our consolidated balance sheet and represent our maximum risk exposure associated with the lease receivables. The assets sold to the conduits are not included in our consolidated balance sheet.

In 2003, we acquired a portfolio of credit card receivables which were previously securitized, in a transaction that we accounted for as a secured borrowing. At December 31, 2003, the securitization trust held $1.4 billion of receivables and had $.8 billion of outstanding debt, which are included in loans and leases and long-term debt, respectively, in our consolidated balance sheet. We hold subordinated interests in the securitized assets, including subordinated receivables and cash collateral accounts, which had an aggregate carrying value of $305 million at December 31, 2003, that provide additional credit enhancement to the investors.

We provide access to liquidity for our corporate customers through asset-backed commercial paper conduits. These conduits, at the request, or on behalf, of customers, may purchase financial assets directly from those customers or from third parties, or make loans secured by the financial assets of customers. In accordance with the guidance under FASB Interpretation No. 46, we consolidated one of these conduits on December 31, 2003. Additional information concerning the assets of this conduit is provided below.

With respect to the conduits that remain off-balance sheet, at December 31, 2003, the conduits had aggregate assets of approximately $2.9 billion, primarily loans and debt securities, and aggregate liabilities outstanding, composed primarily of commercial paper, of $2.9 billion, compared to aggregate assets of approximately $3.6 billion, primarily loans and debt securities, and aggregate liabilities outstanding, composed primarily of commercial paper, of $3.6 billion at December 31, 2002. Based on commitments of the conduits to their customers at December 31, 2003, the conduits could be required to provide additional funding totaling $843 million, compared to $887 million at December 31, 2002. We do not sell our own assets to these conduits. Investors in commercial paper issued by the conduits receive direct credit support from FleetBoston in the form of credit derivative contracts, which had a notional amount of $2 billion and $2.2 billion at December 31, 2003 and 2002, respectively, or financial standby letters of credit, which totaled approximately $19 million and $106 million at December 31, 2003 and 2002, respectively. To mitigate risk, we have entered into offsetting credit derivative contracts with third parties, and held collateral totaling $405 million and $734 million at December 31, 2003 and 2002, respectively.

We provide asset management and related services to other SPEs which invest in financial assets, such as loans and bonds, on behalf of third parties. Assets under management totaled approximately $3.5 billion and $3.4 billion at December 31, 2003 and 2002, respectively. We generally do not sell our own assets to these asset management vehicles, nor do we guarantee the obligations or otherwise provide credit enhancements to them. At December 31, 2003 and 2002, FleetBoston held equity investments in these vehicles of approximately $16 million and $18 million, respectively. FleetBoston provides backup liquidity lines, which totaled $76 million and $95 million at December 31, 2003 and 2002, respectively, to two of these vehicles. No amounts were outstanding under these liquidity lines at either year-end. FleetBoston has no other exposure to loss associated with these asset management vehicles, and their assets and liabilities are not included in our consolidated balance sheet.

On December 31, 2003, in accordance with our adoption of FASB Interpretation No. 46, we consolidated one commercial paper conduit which had aggregate assets of approximately $2.1 billion at December 31, 2003, compared to $2.9 billion at December 31, 2002. The assets of the conduit are generally of investment grade quality, and include securities and other earning assets that are typically secured by financial assets such as leases and trade receivables. These assets are included in the captions “securities” and “other assets” in our December 31, 2003 consolidated balance sheet. Investors in the conduit receive direct credit support from FleetBoston in the form of financial standby letters of credit, which totaled approximately $129 million and $175 million at December 31, 2003 and 2002, respectively.

Note 18.    Line of Business Information

FleetBoston is organized via a customer-focused organizational structure that includes five lines of business: Personal Financial Services, National Commercial Financial Services, Regional Commercial Financial Services and Investment Management, International Banking and Capital Markets. Personal Financial Services includes consumer banking, small business and the credit card unit. National Commercial Financial Services includes specialized finance and national banking. Regional Commercial Financial Services and Investment Management includes regional commercial financial services and investment management. The International Banking unit includes our international operations, the largest of which are in Brazil and Argentina. Capital Markets includes Fleet Specialist/Execution and Clearing and Principal Investing. All Other includes our Treasury unit, as well as transactions not allocated to the principal business lines, the residual impact of methodology allocations, such as the provision for credit losses, credit loss reserves and equity, and funds transfer pricing offsets.

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

The provision for credit losses is generally allocated to business lines on an “expected loss” basis. Expected loss is an estimate of the average loss rate that individual credit portfolios will experience over an economic cycle, based on our historical loss experience and various market data. This economic cycle methodology differs from the methodology used to determine our consolidated provision for credit losses for any given period, which is based on an evaluation of the adequacy of the reserve for credit losses considering the risk characteristics of the portfolio at a point in time. The difference between the sum of the provisions for each line of business determined using this methodology and the consolidated provision is included in All Other.

The Treasury unit is responsible for the balance sheet management function, which consists of managing our wholesale funding needs, the structural non-trading interest rate risk inherent in our banking franchise and our capital levels.

The following table presents financial information for our lines of business for 2003, 2002 and 2001, on a fully taxable equivalent basis. Consolidated net interest income and income taxes include tax-equivalent adjustments of $51 million, $63 million, and $57 million for 2003, 2002 and 2001 respectively. Information for 2002 and 2001 is presented on a basis consistent with 2003, and, as such, results have been reclassified to reflect changes in our organizational structure and internal management reporting methodologies implemented during 2003.

Lines of Business

Year ended December 31, 2003 In millions	Personal Financial Services	National Commercial Financial Services	Regional Commercial Financial Services and Investment Management	International Banking	Capital Markets	All Other(a)	Discontinued Operations	FleetBoston Financial Corporation

Income statement data:
Net interest income	$4,028	$1,638	$957	$688	$(32)	$(832)	na	$6,447
Noninterest income	1,508	936	1,489	300	271	587	na	5,091

Total revenue	5,536	2,574	2,446	988	239	(245)	na	11,538
Provision for credit losses	1,072	314	145	67	2	(575)	na	1,025
Noninterest expense	2,957	886	1,558	739	265	96	na	6,501
Income tax expense/(benefit)	491	548	299	70	(17)	66	na	1,457

Income/(loss) from continuing operations	1,016	826	444	112	(11)	168	na	2,555

Income from discontinued operations	na	na	na	na	na	na	$43	43

Net income/(loss)	$1,016	$826	$444	$112	$(11)	$168	$43	$2,598

Balance sheet data:
Average total assets	$52,281	$53,660	$24,713	$18,085	$9,452	$36,044	$322	$194,557

Other financial data (pre-tax):
Depreciation and amortization	$200	$16	$32	$57	$12	$229	na	$546

Year ended December 31, 2002
In millions

Income statement data:
Net interest income	$3,950	$1,756	$1,022	$741	$(49)	$(937)	na	$6,483
Noninterest income	1,507	829	1,482	(155)	300	1,073	na	5,036

Total revenue	5,457	2,585	2,504	586	251	136	na	11,519
Provision for credit losses	927	482	167	437	2	745	na	2,760
Noninterest expense	2,924	830	1,512	709	340	89	na	6,404
Income tax expense/(benefit)	559	507	333	(179)	(32)	(357)	na	831

Income/(loss) from continuing operations	1,047	766	492	(381)	(59)	(341)	na	1,524

Loss from discontinued operations	na	na	na	na	na	na	$(336)	(336)

Net income/(loss)	$1,047	$766	$492	$(381)	$(59)	$(341)	$(336)	$1,188

Balance sheet data:
Average total assets	$41,765	$61,090	$27,026	$22,351	$9,930	$24,619	$3,085	$189,866

Other financial data (pre-tax):
Depreciation and amortization	$208	$17	$38	$58	$18	$213	na	$552
Restructuring-related charges	—	—	—	—	—	71	na	71

Year ended December 31, 2001
In millions

Income statement data:
Net interest income	$4,029	$1,973	$960	$1,210	$(64)	$(764)	na	$7,344
Noninterest income	1,766	773	1,214	244	(427)	985	na	4,555

Total revenue	5,795	2,746	$2,174	1,454	(491)	221	na	11,899
Provision for credit losses	977	449	158	863	23	(146)	na	2,324
Noninterest expense	2,843	856	1,371	959	435	1,513	na	7,977
Income tax expense/(benefit)	723	569	259	(165)	(363)	(393)	na	630

Income/(loss) from continuing operations	1,252	872	386	(203)	(586)	(753)	na	968

Loss from discontinued operations	na	na	na	na	na	na	$(37)	(37)

Net income/(loss)	$1,252	$872	$386	$(203)	$(586)	$(753)	$(37)	$931

Balance sheet data:
Average total assets	$39,275	$67,749	$27,111	$26,887	$11,509	$31,142	$5,258	$208,931

Other financial data (pre-tax):
Depreciation and amortization	$197	$17	$24	$73	$24	$622	na	$957
Merger– and restructuring-related charges	—	—	—	—	—	549	na	549
Gains from merger-related branch divestitures	77	—	—	—	—	353	na	430

(a)	Average total assets allocated to All Other primarily consisted of residential mortgage loans and securities managed by the Treasury unit.

na – not applicable

All Other had net revenue of $(245) million in 2003 and $136 million in 2002. Revenue from our Treasury unit of $534 million in 2003 and $843 million in 2002, which was included in All Other, was offset by the residual impact of credit card securitizations. We service approximately $16.9 billion of managed (both securitized and owned) domestic credit card receivables. Since we internally manage, and accordingly present for line of business reporting purposes, the domestic credit card business on a managed or lender basis, the resulting income statement line item differences between line of business results and our consolidated financial statements are included in All Other.

Noninterest expense within All Other included operating expenses of the Treasury unit of $60 million in 2003 and $57 million in 2002.

The following table presents financial information for the supporting business units of each of our principal lines of business.

	2003		2002		2001
In millions	Net Income/ (Loss)	Total Revenue	Net Income/ (Loss)	Total Revenue	Net Income/ (Loss)	Total Revenue

Personal Financial Services
Consumer Banking	$714	$3,175	$662	$3,105	$788	$3,410
Small Business	128	566	153	588	274	752
Credit Card	174	1,795	232	1,764	190	1,633

Total Personal Financial Services	1,016	5,536	1,047	5,457	1,252	5,795

National Commercial Financial Services
Specialized Finance	570	1,714	544	1,775	551	1,741
National Banking	256	860	222	810	321	1,005

Total National Commercial Financial Services	826	2,574	766	2,585	872	2,746

Regional Commercial Financial Services and Investment Management
Regional Commercial Financial Services	282	1,345	312	1,338	176	1,221
Investment Management	162	1,101	180	1,166	210	953

Total Regional Commercial Financial Services and Investment Management	444	2,446	492	2,504	386	2,174

International Banking
Brazil	119	565	120	553	225	729
Argentina	(69)	88	(559)	(301)	(512)	350
All Other International Banking	62	335	58	334	84	375

Total International Banking	112	988	(381)	586	(203)	1,454

Capital Markets
Fleet Specialist/Execution & Clearing	53	304	129	508	91	558
Principal Investing	(64)	(65)	(188)	(257)	(677)	(1,049)

Total Capital Markets	(11)	239	(59)	251	(586)	(491)

All Other	168	(245)	(341)	136	(753)	221
Discontinued Operations	43	na	(336)	na	(37)	na

FleetBoston Financial Corporation	$2,598	$11,538	$1,188	$11,519	$931	$11,899

na – not applicable

Note 19.    Fair Values of Financial Instruments

Fair value estimates are generally subjective in nature, and are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors. Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot necessarily be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate sale of the instrument.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Disclosure of fair values is not required for certain items, such as lease financing, investments accounted for under the equity method of accounting, obligations for pension and other postretirement benefits, premises and equipment, other real estate owned, prepaid expenses, core deposit intangibles and the value of customer relationships associated with certain types of consumer loans, particularly the credit card portfolio, other intangible assets and income tax assets and liabilities. Accordingly, the aggregate fair value amounts presented do not purport to represent, and should not be considered representative of, our underlying “market” or franchise value. In addition, because of differences in methodologies and assumptions used to estimate fair values, our fair values should not be compared to those of other financial institutions.

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

The fair value of interest rate risk and foreign exchange risk management instruments is included within other assets and other liabilities.

Fair Values of Financial Instruments

December 31	2003		2002
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value

On-balance sheet financial assets:
Financial assets for which carrying value approximates fair value	$14,143	$14,143	$13,992	$13,992
Trading assets	3,928	3,928	4,486	4,486
Securities	31,370	31,477	30,425	30,622
Loans(a)	112,030	114,646	102,334	103,674
Financial instruments included in other assets	7,434	7,434	8,810	8,810
On-balance sheet financial liabilities:
Deposits	137,764	138,048	125,814	126,335
Short-term borrowings	11,178	11,178	11,310	11,310
Trading liabilities	1,952	1,952	3,224	3,224
Long-term debt	17,557	18,441	20,581	21,345
Financial instruments included in other liabilities	640	640	477	477
Off-balance sheet financial instruments:
Commitments to extend credit and letters of credit	(140)	(140)	(152)	(152)

(a)	Excludes net book value of leases of $14.2 billion and $14.4 billion at December 31, 2003 and 2002, respectively.

Note 20.     Parent Company Financial Statements

The following tables present the statements of income, balance sheets and statements of cash flows of FleetBoston Financial Corporation, the parent company, without consolidation of its subsidiaries.

Statements of Income

Year ended December 31	2003	2002	2001
In millions

Dividends from subsidiaries:
Banking subsidiaries	$2,105	$1,255	$2,065
Other subsidiaries	10	122	330
Interest income	254	377	579
Other	150	13	189

Total income	2,519	1,767	3,163

Interest expense	578	658	762
Noninterest expense	74	(47)	85

Total expense	652	611	847

Income before income taxes and equity in undistributed income of subsidiaries	1,867	1,156	2,316
Applicable income tax benefit	(76)	(105)	(3)

Income before equity in undistributed income of subsidiaries	1,943	1,261	2,319
Equity in undistributed income/(loss) of subsidiaries	655	(73)	(1,388)

Net income	$2,598	$1,188	$931

Balance Sheets

December 31	2003	2002
In millions

Assets:
Cash and cash equivalents	$4,338	$3,980
Securities	6	14
Loans receivable from:
Banking subsidiaries	1,350	1,350
Other subsidiaries	4,583	4,953

	5,933	6,303
Investment in subsidiaries:
Banking subsidiaries	19,579	19,181
Other subsidiaries	1,187	1,055

	20,766	20,236
Other	1,484	1,452

Total assets	$32,527	$31,985

Liabilities:
Short-term borrowings	$1,173	$989
Accrued liabilities	1,833	1,445
Long-term debt(a)	11,241	12,718

Total liabilities	14,247	15,152

Stockholders’ equity	18,280	16,833

Total liabilities and stockholders’ equity	$32,527	$31,985

(a)	Included junior subordinated debentures payable to trusts of $3,257 million in 2003 and $3,441 million in 2002. Refer to Note 9 for more information concerning these debentures.

Statements of Cash Flows

Year ended December 31	2003	2002	2001
In millions

Cash flows from operating activities:
Net income	$2,598	$1,188	$931
Adjustments for noncash items:
Equity in undistributed (income)/loss of subsidiaries	(655)	73	1,388
Depreciation and amortization	—	1	16
Net securities loss	1	—	—
Increase in accrued liabilities	387	264	180
Other, net	118	(274)	312

Net cash flow provided by operating activities	2,449	1,252	2,827

Cash flows from investing activities:
Purchases of securities	—	—	(33)
Proceeds from sales and maturities of securities	3	6	21
Net decrease in loans made to affiliates	370	1,171	947
Return of capital from subsidiaries	—	—	250
Capital contributions to subsidiaries	(76)	(56)	(28)

Net cash flow provided by investing activities	297	1,121	1,157

Cash flows from financing activities:
Net increase/(decrease) in short-term borrowings	184	76	(439)
Proceeds from issuance of long-term debt	630	1,568	2,847
Repayments of long-term debt	(2,106)	(1,810)	(1,440)
Proceeds from issuance of common stock and exercise of warrants	407	78	422
Redemption and repurchase of common and preferred stock	—	—	(2,376)
Cash dividends paid	(1,503)	(1,482)	(1,463)

Net cash flow used in financing activities	(2,388)	(1,570)	(2,449)

Net increase in cash and cash equivalents	358	803	1,535

Cash and cash equivalents at beginning of year	3,980	3,177	1,642

Cash and cash equivalents at end of year	$4,338	$3,980	$3,177

FLEETBOSTON FINANCIAL CORPORATION

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Consolidated Average Balances/Interest Earned-Paid/Rates 2001-2003 (Unaudited)

December 31		2003			2002			2001
Dollars in millions(a)	Average Balance	Interest Earned/ Paid(b)	Rate	Average Balance	Interest Earned/ Paid(b)	Rate	Average Balance	Interest Earned/ Paid(b)	Rate

Assets:
Interest bearing deposits	$2,880	$75	2.59%	$2,637	$112	4.26%	$2,777	$111	4.01%
Federal funds sold and securities purchased under agreements to resell	2,708	292	10.78	5,120	292	5.70	10,672	658	6.16
Trading account securities	1,250	42	3.40	1,099	49	4.50	1,284	100	7.80
Securities(c)	32,456	1,309	4.03	28,199	1,438	5.10	26,178	1,744	6.66
Loans and leases – domestic(e)	109,391	6,379	5.83	101,448	6,728	6.63	108,288	8,527	7.87
Loans and leases – international(e)	14,995	1,102	7.35	18,484	1,465	7.93	20,504	2,245	10.95
Due from brokers/dealers	5,090	52	1.01	3,937	58	1.46	4,099	145	3.54
Mortgages held for sale	348	18	5.23	342	22	6.31	1,788	130	7.26
Other	76	2	2.59	234	1.62		148	1.96

Total interest earning assets	169,194	9,271	5.48	161,500	10,165	6.29	175,738	13,661	7.77

Accrued interest receivable	845	—	—	1,016	—	—	1,236	—	—
Reserve for credit losses	(3,401)	—	—	(3,778)	—	—	(2,807)	—	—
Assets of discontinued operations	322	—	—	3,085	—	—	5,258	—	—
Other assets	27,597	—	—	28,043	—	—	29,506	—	—

Total assets(f)	$194,557	$9,271	—	$189,866	$10,165	—	$208,931	$13,661	—

Liabilities and stockholders’ equity:
Deposits:
Savings – domestic	$71,277	$704.99%		$62,342	$829	1.33%	$54,091	$1,218	2.25%
Time – domestic	15,171	319	2.10	19,772	609	3.08	26,133	1,283	4.91
International	10,096	360	3.57	9,814	634	6.46	16,493	1,000	6.06

Total interest bearing deposits	96,544	1,383	1.43	91,928	2,072	2.25	96,717	3,501	3.62

Short-term borrowings	13,880	388	2.80	13,949	417	2.99	19,845	1,044	5.25
Due to brokers/dealers	5,095	43.84		3,896	45	1.18	3,849	149	3.84
Long-term debt	18,305	1,010	5.52	22,658	1,148	5.06	27,945	1,623	5.81

Total interest bearing liabilities	133,824	2,824	2.11	132,431	3,682	2.78	148,356	6,317	4.26

Net interest spread	—	6,447	3.37	—	6,483	3.51	—	7,344	3.51

Demand deposits and other noninterest-bearing time deposits	33,311	—	—	28,560	—	—	27,772	—	—
Liabilities of discontinued operations	295	—	—	1,766	—	—	3,254	—	—
Other liabilities	9,696	—	—	9,793	—	—	10,219	—	—

Total liabilities	177,126	2,824	—	172,550	3,682	—	189,601	6,317	—

Stockholders’ equity and dual convertible preferred stock	17,431	—	—	17,316	—	—	19,330	—	—

Total liabilities and stockholders’ equity	$194,557	$2,824	—	$189,866	$3,682	—	$208,931	$6,317	—

Net interest margin			3.81%			4.01%			4.18%

Rate/Volume Analysis (Unaudited)

	2003 Compared to 2002 Increase (Decrease) Due to(d)			2002 Compared to 2001 Increase (Decrease) Due to(d)

In millions	Volume	Rate	Net	Volume	Rate	Net

Interest earned on:(a)
Interest bearing deposits	$ 9	$ (46)	$ (37)	$ (6)	$7	$1
Federal funds sold and securities purchased under agreements to resell	(179)	179	—	(320)	(46)	(366)
Trading account securities	6	(13)	(7)	(13)	(38)	(51)
Securities	198	(327)	(129)	127	(433)	(306)
Loans and leases – domestic	502	(851)	(349)	(515)	(1,284)	(1,799)
Loans and leases – international	(263)	(100)	(363)	(205)	(575)	(780)
Due from brokers/dealers	15	(21)	(6)	(6)	(81)	(87)
Mortgages held for sale	—	(4)	(4)	(93)	(15)	(108)
Other	(2)	3	1	—	—	—

Total interest earning assets	286	(1,180)	(894)	(1,031)	(2,465)	(3,496)

Interest paid on:
Deposits:
Savings – domestic	108	(233)	(125)	165	(554)	(389)
Time – domestic	(123)	(167)	(290)	(266)	(408)	(674)
International	18	(292)	(274)	(427)	61	(366)

Total interest bearing deposits	3	(692)	(689)	(528)	(901)	(1,429)

Short-term borrowings	(2)	(27)	(29)	(256)	(371)	(627)
Due to brokers/dealers	12	(14)	(2)	2	(106)	(104)
Long-term debt	(234)	96	(138)	(283)	(192)	(475)

Total interest bearing liabilities	(221)	(637)	(858)	(1,065)	(1,570)	(2,635)

Net interest differential(b)	$ 507	$ (543)	$ (36)	$ 34	$(895)	$(861)

(a)	Data is presented on a tax-equivalent basis. The tax-equivalent adjustment is based upon the applicable federal and state statutory income tax rates.
(b)	Includes fee income of $383 million, $413 million and $442 million for the years ended December 31, 2003, 2002 and 2001, respectively.
(c)	The average balance and yield on securities are based on the average of historical cost balances.
(d)	The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
(e)	Nonperforming loans are included in average balances used to determine rates.
(f)	Average international assets and liabilities as a percentage of total average consolidated assets and liabilities amounted to 11.3% and 11.3% at December 31, 2003, 14.5% and 14.5% at December 31, 2002 and 15.3% and 15.1% at December 31, 2001.

Quarterly Summarized Financial Information (Unaudited)

	2003				2002
Dollars in millions, except per share amounts	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Interest income	$2,342	$2,213	$2,322	$2,343	$2,352	$2,390	$2,673	$2,686
Interest expense	683	673	737	733	802	873	1,031	976

Net interest income	1,659	1,540	1,585	1,610	1,550	1,517	1,642	1,710

Provision for credit losses	195	265	285	280	750	352	1,250	408

Net interest income after provision for credit losses	1,464	1,275	1,300	1,330	800	1,165	392	1,302
Securities gains/(losses)	24	35	36	34	148	51	(208)	15
Other noninterest income	1,369	1,347	1,143	1,104	1,163	1,275	1,204	1,388

	2,857	2,657	2,479	2,468	2,111	2,491	1,388	2,705
Noninterest expense	1,723	1,611	1,594	1,573	1,665	1,593	1,588	1,557

Income/(loss) from continuing operations before income taxes	1,134	1,046	885	895	446	898	(200)	1,148
Applicable income tax expense/(benefit)	402	371	314	318	149	301	(94)	412

Income from continuing operations	732	675	571	577	297	597	(106)	736

Discontinued operations:
Income/(loss) from discontinued operations	—	—	112	(15)	(60)	(25)	(390)	—
Applicable income tax expense/(benefit)	—	—	59	(5)	(24)	(7)	(110)	1

Net income/(loss)	$732	$675	$624	$567	$261	$579	$(386)	$735

Net income/(loss) applicable to common shares	$727	$670	$619	$562	$256	$574	$(391)	$730

Per common share:
Basic earnings:
Continuing operations	$.69	$.64	$.54	$55	$.28	$.57	$(.11)	$.70
Net income	.69	.64	.59	.54	.24	.55	(.37)	.70
Diluted earnings:
Continuing operations	.68	.64	.54	.55	.28	.57	(.11)	.70
Net income	.68	.64	.59	.54	.24	.55	(.37)	.70

Dividends declared	.35	.35	.35	.35	.35	.35	.35	.35
Dividends paid	.35	.35	.35	.35	.35	.35	.35	.35

Stock Price:
High	$43.74	$31.82	$31.81	$28.25	$27.50	$32.43	$36.98	$37.56
Low	30.15	28.85	23.86	21.50	17.65	18.01	29.90	30.95

Average number of common shares (in millions):
Basic	1,052.6	1,048.1	1,047.5	1,046.8	1,046.1	1,045.9	1,045.5	1,043.9
Diluted	1,064.4	1,052.7	1,050.8	1,048.4	1,047.3	1,047.0	1,045.5	1,049.5

FleetBoston’s common stock is listed on the New York and Boston Stock Exchanges under the symbol “FBF.” The table above sets forth, for the periods indicated, the range of high and low intraday sale prices per share of FleetBoston’s common stock on the composite tape and dividends declared and paid per share. At December 31, 2003, FleetBoston had 80,547 stockholders of record.

Loans and Leases Maturity

(Unaudited)

December 31, 2003	Within	1 to 5	After 5
In millions	1 Year	Years	Years	Total

Domestic:
Commercial and industrial	$15,349	$13,876	$2,476	$31,701
Commercial real estate:
Construction	550	731	56	1,337
Interim/permanent	3,429	4,557	345	8,331
Home equity	936	3,142	27,551	31,629
Residential real estate	117	504	19,476	20,097
Credit card	1,749	5,864	—	7,613
Other consumer	2,660	699	7	3,366
Lease financing	2,796	5,899	2,168	10,863

Total domestic loans and leases	27,586	35,272	52,079	114,937

International:
Commercial	7,868	1,499	83	9,450
Consumer	1,028	196	11	1,235
Lease financing	954	2,373	—	3,327

Total international loans and leases	9,850	4,068	94	14,012

Total	$37,436	$39,340	$52,173	$128,949

Interest Sensitivity of Loans and Leases Over One Year

(Unaudited)

December 31, 2003	Predetermined	Floating
In millions	Interest Rates	Interest Rates	Total

1 to 5 years	$11,753	$27,587	$39,340
After 5 years	34,630	17,543	52,173

Total	$46,383	$45,130	$91,513

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

Item 9A.  Controls and Procedures

Management, including the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a–14 and 15d–14 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, the Chairman and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Information about Executive Officers

Information concerning executive officers of FleetBoston which responds to this Item is incorporated by reference to Item 3A of this Report.

Information about Directors

The following information is set forth with respect to the Directors of FleetBoston, as of February 27, 2004: name, age, the year in which the individual became a Director of FleetBoston, principal occupation, business or professional experience during the past five years, the standing committees of the Board on which the individual serves as a member, and the names of any public companies, other than FleetBoston, for which the individual serves as a director. The Board is divided into three classes with each class serving a staggered term of three years. Messrs. Alvord, Burnham, McQuade, Semrod and Tregurtha belong to the class of Directors whose terms expire in 2004. Messrs. Choquette, Clark, Kavner, McHenry, Picotte and Ryan, and Ms. Rodgers, belong to the class of Directors whose terms expire in 2005. Messrs. Barnet, Collins, Countryman, Gifford, May and Murray, and Ms. Heard, belong to the class of Directors whose terms expire in 2006.

Joel B. Alvord

Age 65

Director of FleetBoston since 1995

President and Managing Director of Shawmut Capital Partners, Inc.

•	President and Managing Director of Shawmut Capital Partners, Inc. (venture capital buy-out firm) since 1997
•	Chairman of FleetBoston from 1995 to 1997
•	Other Public Company Directorships: CUNO Incorporated
•	Current Committees: Executive Committee (Chair); Community Investment and Public Policy Committee

William Barnet, III

Age 61

Director of FleetBoston since 1988

Chairman, President and Chief Executive Officer of the Barnet Company, Inc.

•	Chairman, President and Chief Executive Officer of The Barnet Company, Inc. (real estate and other investments) since 2001 and President of Barnet Development Corporation (real estate investment firm) since 1990
•	Chairman of William Barnet & Son, LLC (synthetic fiber processing company) since 2001
•	Mayor of Spartanburg, South Carolina, since 2001
•	Chairman and Chief Executive Officer of William Barnet & Son, Inc. (the assets of which were sold in 2001 to a company that became William Barnet & Son, LLC) from 2000 to 2001, and President and Chief Executive Officer from 1976 to 2000
•	Current Committees: Audit Committee (Chair); Board Governance and Nominating Committee

Daniel P. Burnham

Age 57

Director of FleetBoston since 1999

Retired Chairman of Raytheon Company

•	Chairman of Raytheon Company from July 2003 to December 2003, Chairman and Chief Executive Officer from 1999 to July 2003, President and Chief Executive Officer from December 1998 to 1999, and President and Chief Operating Officer from July 1998 to December 1998
•	Other Public Company Directorships: Raytheon Company; First Data Corporation
•	Current Committees: Audit Committee

Paul J. Choquette, Jr.

Age 65

Director of FleetBoston since 1982

Chairman of Gilbane, Inc.

•	Chairman of Gilbane, Inc. since January 2004, President and Chief Executive Officer from 1997 to January 2004, and Chairman and Chief Executive Officer of Gilbane Building Company from 1998 to January 2004
•	Other Public Company Directorships: Carlisle Companies Incorporated
•	Current Committees: Executive Committee; Risk Management Committee

Kim B. Clark

Age 54

Director of FleetBoston from 1998 to 1999 and since 2001

Dean of the Faculty at Harvard Business School

•	Dean of the Faculty at Harvard Business School since 1995, Member of Harvard Faculty since 1978 and George F. Baker Professor of Administration since 1999
•	Other Public Company Directorships: Black and Decker Corporation; JetBlue Airways Corporation
•	Current Committees: Audit Committee

John T. Collins

Age 57

Director of FleetBoston since 1995

Chairman and Chief Executive Officer of the Collins Group, Inc.

•	Chairman and Chief Executive Officer of The Collins Group, Inc. (venture capital, private equity investments and management firm) since 1990
•	Current Committees: Executive Committee; Human Resources Committee; Board Governance and Nominating Committee

Gary L. Countryman

Age 64

Director of FleetBoston since 1999

Chairman Emeritus of Liberty Mutual Insurance Company

•	Chairman Emeritus of Liberty Mutual Insurance Company since 2000, Chairman from 1991 to 2000, and Chief Executive Officer from 1986 to 1998
•	Other Public Company Directorships: NSTAR; The Neiman Marcus Group, Inc.; Liberty Mutual Holding Co. Inc.; Liberty Mutual Fire Insurance Company
•	Current Committees: Human Resources Committee (Chair); Executive Committee; Board Governance and Nominating Committee

Charles K. Gifford

Age 61

Director of FleetBoston since 1999

Chairman and Chief Executive Officer of FleetBoston

•	Chairman and Chief Executive Officer of FleetBoston since 2002, President and Chief Executive Officer from 2001 through 2002, and President and Chief Operating Officer from 1999 through 2001
•	Chairman and Chief Executive Officer of BankBoston from 1997 to 1999, Chief Executive Officer from 1996 to 1997, and Chairman, President and Chief Executive Officer from 1995 to 1996
•	Other Public Company Directorships: NSTAR
•	Current Committees: Executive Committee

Marian L. Heard

Age 63

Director of FleetBoston since 1998

President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Ways of New England

•	President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Ways of New England since 1992
•	Other Public Company Directorships: CVS Corporation
•	Current Committees: Community Investment and Public Policy Committee (Chair)

Robert M. Kavner

Age 60

Director of FleetBoston since 1986

Chairman of Ironport Systems, Inc.

•	Chairman of IronPort Systems, Inc. since December 2003 (email infrastructure products and services provider)
•	Chairman of Overture Services, Inc. (Internet search provider) from 1999 to December 2003
•	Vice Chairman of idealab! (creates and operates technology businesses) from 1998 to 2001
•	Other Public Company Directorships: EarthLink, Inc.
•	Current Committees: Human Resources Committee; Audit Committee

Thomas J. May

Age 56

Director of FleetBoston since 1999

Chairman, President and Chief Executive Officer of Nstar

•	President of NSTAR (energy utility company) and its principal operating companies (Boston Edison, ComElectric, NSTAR Gas and Cambridge Electric) since 2001, and Chairman and Chief Executive Officer since 1999
•	Chairman and Chief Executive Officer of Boston Edison Company from 1994 to 1999 and President from 1995 to 1999
•	Other Public Company Directorships: NSTAR; New England Business Services, Inc.
•	Current Committees: Human Resources Committee

Donald F. McHenry

Age 67

Director of FleetBoston since 1999

Distinguished Professor In the Practice of Diplomacy, Georgetown University, Washington, D.C.

and President of the IRC Group

•	Distinguished Professor in the Practice of Diplomacy at Georgetown University since 1981
•	President of The IRC Group, LLC (international relations consulting) since 1983
•	Other Public Company Directorships: AT&T Corp.; The Coca-Cola Company; GlaxoSmithKline, PLC; International Paper Company
•	Current Committees: Board Governance and Nominating Committee (Chair); Executive Committee; Audit Committee

Eugene M. McQuade

Age 55

Director of FleetBoston since December 2003

President and Chief Operating Officer of FleetBoston

•	President and Chief Operating Officer of FleetBoston since 2002, and Vice Chairman and Chief Financial Officer from 1997 to 2002
•	Current Committees: Executive Committee

Terrence Murray

Age 64

Director of FleetBoston since 1976

Retired Chairman of FleetBoston

•	Chairman of FleetBoston from 1982 through 2002 (except from 1988 to 1989 and from 1995 to 1996, when he served as President) and Chief Executive Officer from 1982 to 2001 (except from 1988 to 1989, when he served as Chief Operating Officer)
•	Other Public Company Directorships: A.T. Cross Company; Air Products and Chemicals, Inc.; ChoicePoint Inc.; CVS Corporation
•	Current Committees: Executive Committee; Risk Management Committee; Community Investment and Public Policy Committee

Michael B. Picotte

Age 56

Director of FleetBoston since 1989

President, Managing Member and Chief Executive Officer of the Picotte Companies

•	President, Managing Member and Chief Executive Officer of The Picotte Companies (real estate ownership and management companies) since 1989
•	Current Committees: Risk Management Committee

Francene S. Rodgers

Age 57

Director of FleetBoston since 1999

Founder and Chair of WFD, Inc.

•	Founder of WFD, Inc. (service and consulting firm on employee commitment), Chief Executive Officer from 1983 to August 2003 and Chair since August 2003
•	Current Committees: Audit Committee; Community Investment and Public Policy Committee

Thomas M. Ryan

Age 51

Director of FleetBoston since 1997

Chairman, President and Chief Executive Officer of CVS Corporation

•	Chairman and Chief Executive Officer of CVS Corporation since 1999, President since 2000, President and Chief Executive Officer from 1998 to 1999, and Chief Executive Officer and President of CVS Pharmacy, Inc. from 1994 to 1999
•	Other Public Company Directorships: CVS Corporation; Reebok International, Ltd.; Yum! Brands, Inc.
•	Current Committees: Human Resources Committee

T. Joseph Semrod

Age 67

Director of FleetBoston since 2001

Retired Vice Chairman of FleetBoston

•	Vice Chairman of FleetBoston and Chairman of FleetBoston’s New Jersey operations from 2001 to March 2003
•	Chairman of the Board and Chief Executive Officer of Summit from 1981 to 2001
•	Director of Summit from 1981 to 2001
•	Current Committees: Risk Management Committee; Community Investment and Public Policy Committee

Paul R. Tregurtha

Age 68

Director of FleetBoston since 1995

Chairman and Chief Executive Officer of Mormac Marine Group, Inc. and Moran Transportation Company

•	Chairman and Chief Executive Officer of Mormac Marine Group, Inc. (marine shipping company) since 1988
•	Chairman and Chief Executive Officer of Moran Transportation Company (tug and barge shipping company) since 1999, and Chairman from 1994 to 1999
•	Vice Chairman of Interlake Holding, Inc. and Lakes Shipping Co. Inc. (Great Lakes marine shipping companies)
•	Other Public Company Directorships: FPL Group, Inc.; Teachers Insurance and Annuity Association
•	Current Committees: Risk Management Committee (Chair); Board Governance and Nominating Committee

Identification of the Audit Committee and Audit Committee Financial Expert

The current members of FleetBoston’s Audit Committee are Messrs. Barnet (Chair), Burnham, Clark, Kavner and McHenry and Ms. Rodgers. In view of the pending merger with Bank of America, the Board has opted not to designate an “audit committee financial expert,” as that term is defined under applicable SEC regulations, although FleetBoston believes that one or more members of the Audit Committee would so qualify under those regulations.

SEC Beneficial Ownership Reporting Compliance

The executive officers and Directors of FleetBoston and any person who owns more than 10% of a registered class of FleetBoston’s equity securities, are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of FleetBoston’s stock with the SEC and the NYSE and to furnish FleetBoston with copies of all Section 16(a) forms they file.

Based solely on our review of copies of reports we have received, or written representations from certain reporting persons, FleetBoston believes that, during 2003, its executive officers and Directors complied with all Section 16(a) filing requirements applicable to them, with the exception of Ms. Rodgers, who filed a late Form 4 with the SEC reporting a purchase and sale of shares of FleetBoston’s common stock. These transactions were effected in a managed account without the prior authorization or knowledge of Ms. Rodgers.

Adoption of Code of Ethics

FleetBoston has adopted a Senior Financial Officers’ Code of Ethical Conduct, which applies to senior officers, including the Chairman and Chief Executive Officer, the President and Chief Operating Officer, the General Counsel, the Executive Vice President and Chief Financial Officer, the Chief Accounting Officer and the Chief Auditor. It can be found on the Investor Relations section of our website. We intend to disclose any amendments to or waivers of a required provision of the Senior Financial Officers’ Code of Ethical Conduct by posting such information on our website.

Item 11.  Executive Compensation

Compensation of Executive Officers

Summary Compensation Table

Long-Term Compensation

	Annual Compensation				Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Award(s) ($)(3,4)	Securities Underlying Options (#)		All Other Compensation ($)(5)

Charles K. Gifford Chairman and Chief Executive Officer	2003 2002 2001	$992,200 992,200 992,200	$6,000,000 — 2,250,000	$106,718 83,331 —	$3,783,000 — —	— 300,000 304,169	(6)	$133,386 189,957 227,538

Eugene M. McQuade President and Chief Operating Officer	2003 2002 2001	700,000 600,000 600,000	4,000,000 — 1,750,000	— — —	3,152,500 — —	— 200,000 200,000		221,233 220,303 348,113

H. Jay Sarles Vice Chairman and Chief Administrative Officer	2003 2002 2001	700,000 700,000 700,000	3,500,000 — 1,800,000	51,577 55,254 53,066	3,152,500 — —	— 200,000 200,000		329,380 337,207 429,946

Brian T. Moynihan Executive Vice President	2003 2002 2001	475,000 400,000 400,000	2,000,000 550,000 1,050,000	— — —	1,891,500 — —	— 125,000 125,000		49,606 44,995 139,840

Bradford H. Warner Executive Vice President	2003 2002 2001	525,000 525,000 525,000	2,500,000 1,050,000 700,000	— — —	1,891,500 — —	16,549 177,437 126,596	(6) (6) (6)	29,804 32,479 12,644

(1)	For 2002 and 2001, FleetBoston paid a portion of the total annual bonus award in shares of FleetBoston common stock. Any individual, including the executive officers named in the table, or the “Named Executive Officers,” who was awarded a performance-based annual bonus of at least $200,000 for 2002, or $100,000 for 2001, received up to 50% of the annual bonus in the form of time-vested restricted stock. These shares vested or will vest in installments of one-third on each of the first, second and third anniversaries of the grant date, subject to earlier vesting upon a change in control of FleetBoston. See footnote 4 below. The value of these shares is included in the bonus totals shown above, and not in the “Restricted Stock Award(s)” column of the table.

(2)	The amount shown in 2003 for Mr. Gifford includes $62,975 related to use of corporate aircraft and $36,752 related to tax preparation and financial planning services. The amount shown in 2002 for Mr. Gifford includes $49,822 related to use of corporate aircraft and $23,628 related to tax preparation and financial planning services. The amounts shown for Mr. Sarles for 2003, 2002 and 2001 include $39,970, $38,578 and $40,366, respectively, related to tax preparation and financial planning services.

(3)	The values shown in the table are based on the closing price of FleetBoston common stock on the date of grant, rather than the December 31, 2003 closing price.

(4)	In February 2003, FleetBoston awarded shares of performance-based restricted stock units to Messrs. Gifford (150,000 shares), McQuade (125,000 shares), Sarles (125,000 shares), Moynihan (75,000 shares) and Warner (75,000 shares) under the 1996 Long-Term Incentive Plan. The lapsing of the performance-based restrictions is dependent upon the achievement of certain targets related to earnings per share and earnings per share growth relative to FleetBoston’s peer group. If a change in control of FleetBoston occurs, the restrictions on these units would automatically lapse and the units would be settled in shares of FleetBoston common stock or common stock of the successor company as soon as practicable thereafter. Completion of the proposed merger between FleetBoston and Bank of America, or the “Bank of America merger,” would constitute a change in control for these purposes.

The number of shares and 2003 year-end value of all restricted stock held by the Named Executive Officers are as follows: Mr. Gifford, 23,452 shares and $1,023,680; Mr. McQuade, 18,240 shares and $796,176; Mr. Sarles, 18,761 shares and $818,918; Mr. Moynihan, 16,608 shares and $724,939; and Mr. Warner, 18,396 shares and $802,985. If a change in control of FleetBoston, including completion of the Bank of America merger, occurs, the restricted stock would immediately vest in full.

The table does not reflect restricted stock units granted on February 17, 2004 to the Named Executive Officers. The number and value of those units (based on the closing price of FleetBoston common stock on the grant date) are as follows: Mr. Gifford, 144,445 units and $6,500,000; Mr. McQuade, 115,556 units and $5,200,000; Mr. Sarles, 115,556 units and $5,200,000; Mr. Moynihan, 71,112 units and $3,200,000; and Mr. Warner, 71,112 units and $3,200,000. These units will vest in installments of one-third on each of the first, second and third anniversaries of the grant date, subject to continued employment. If, following a change in control of FleetBoston (including completion of the Bank of America merger), an executive’s employment is terminated under certain conditions, the restrictions on these units would automatically lapse and the units would be settled in shares of FleetBoston common stock or common stock of the successor company as soon as practicable thereafter.

(5)	The 2003 amounts for the Named Executive Officers include: (a) contributions by FleetBoston under FleetBoston’s Savings Plan, and any amounts accrued under FleetBoston’s Executive Supplemental Plan: Mr. Gifford, $59,540; Mr. McQuade, $41,990; Mr. Sarles, $41,990; Mr. Moynihan, $28,496; and Mr. Warner, $26,462, (b) Executive term life insurance premiums paid by FleetBoston on behalf of the Named Executive Officers as follows: Mr. Gifford, $35,862; Mr. McQuade, $15,212; Mr. Sarles, $21,563; Mr. Moynihan, $4,309; and Mr. Warner, $1,499 and (c) excess interest on deferred compensation: Mr. Gifford, $37,984; Mr. McQuade, $164,031; Mr. Sarles, $265,827; Mr. Moynihan, $16,801 and Mr. Warner $1,843.

(6)	Includes “reload” option grants. See footnote 3 to the “Stock Option Grants in 2003” table.

Stock Option Grants in 2003

The following table contains information concerning the grant of stock options made during the fiscal year ended December 31, 2003 to the Named Executive Officers.

			Individual Grants

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in 2003(1)	Exercise Price ($/sh)	Expiration Date	Grant Date Present Value ($)(2)

Charles K. Gifford	0		—	—	—	—
Eugene M. McQuade	0		—	—	—	—
H. Jay Sarles	0		—	—	—	—
Brian T. Moynihan	0		—	—	—	—
Bradford H. Warner	7,200 9,349	(3) (3)	3.4 4.5%	$25.51 40.93	2/25/03 1/27/04	$4,968 14,771

(1)	The percentages shown in the table for the stock options granted in 2003 are based on a total of 210,017 stock options granted in 2003 to employees of FleetBoston.

(2)	The only options granted to the Named Executive Officers during 2003 consisted of “reload” options granted to Mr. Warner (reload option grants are described in footnote 3 below). The grant date present values shown in the table for Mr. Warner’s reload grants were determined using the Black-Scholes option pricing model and vary based on grant date. The Black-Scholes present values for Mr. Warner’s reload grants were: (1) $0.69 per option for the January 28, 2003 grant and (2) $1.58 per option for the December 8, 2003 grant. The assumptions used in calculating the Black-Scholes present value per option for Mr. Warner’s reload grants were as follows:

	Risk-Free Interest Rate	Dividend Yield	Volatility	Average Option Term

January 28, 2003, 7,200 share grant	1.15%	5.49%	36%	0.5 months
December 8, 2003, 9,349 share grant	1.00	3.42	25	2 months

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because FleetBoston’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of FleetBoston’s employee stock options. The amount realized from the exercise of an employee stock option ultimately depends on the fair market value of FleetBoston common stock on the date of exercise.

(3)	These grants represent reload option grants under the 1996 Long-Term Incentive Plan. Options granted prior to the BankBoston merger under this plan have a replenishment provision that provides for a “reload” option grant if an optionee uses previously acquired shares of FleetBoston common stock to pay the exercise price of a stock option. The reload option granted will equal the number of whole shares tendered, and the new exercise price will be the fair market value of FleetBoston common stock on the date the underlying stock option is exercised. The new option will be fully exercisable upon grant and will have the same expiration date as the original option.

Aggregated Option Exercises in 2003 and Year-End Option Values

The following table contains information for the Named Executive Officers concerning the exercise of stock options during the fiscal year ended December 31, 2003 and unexercised stock options held as of the end of the 2003 fiscal year.

			Number of Securities Underlying Unexercised Options at Year-end (#)		Value of Unexercised In-the-Money Options at Year-end ($)(1) (2)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable(3)	Exercisable	Unexercisable(3)

Charles K. Gifford	0	—	1,796,678	325,000	$14,660,539	$5,767,000
Eugene M. McQuade	207,636	$3,409,085	888,333	216,667	9,235,530	4,072,670
H. Jay Sarles	80,000	997,800	1,138,333	216,667	14,672,230	4,072,670
Brian T. Moynihan	66,250	1,258,263	343,333	135,417	2,929,230	2,545,420
Bradford H. Warner	27,241	412,398	728,651	135,417	8,136,442	2,545,420

(1)	Values are based on the fair market value of FleetBoston common stock on December 31, 2003 ($43.65), minus the grant price.

(2)	The value of unexercised in-the-money stock options at December 31, 2003 is presented to comply with SEC regulations. The actual amount realized upon any exercise of stock options will depend upon the excess of the fair market value of FleetBoston common stock over the grant price at the time the stock option is exercised. There is no assurance that the values of unexercised stock options reflected in this table will be realized.

(3)	If a change in control of FleetBoston (including the completion of the Bank of America merger) occurs, these options would become immediately exercisable in full.

Retirement Benefits

The following table shows the estimated annual pension benefits payable at normal retirement to a participant in certain of FleetBoston’s qualified and nonqualified defined benefit plans.

Pension Table(1)

Final Average	5 Years’	10 Years’	20 Years’	25 Years’	30 Years’
Compensation	Service	Service	Service	Service	Service

$1,000,000	98,436	196,872	393,743	492,179	590,615
1,500,000	148,436	296,872	593,743	742,179	890,615
2,000,000	198,436	396,872	793,743	992,179	1,190,615
2,500,000	248,436	496,872	993,743	1,242,179	1,490,615
3,000,000	298,436	596,872	1,193,743	1,492,179	1,790,615
3,500,000	348,436	696,872	1,393,743	1,742,179	2,090,615
4,000,000	398,436	796,872	1,593,743	1,992,179	2,390,615
4,500,000	448,436	896,872	1,793,743	2,242,179	2,690,615
5,000,000	498,436	996,872	1,993,743	2,492,179	2,990,615

(1)	The table sets forth the combined benefits as of December 31, 2003 payable under FleetBoston’s qualified pension plan, Retirement Income Assurance Plan and Supplemental Executive Retirement Plan (collectively, the “FleetBoston Pension Plan”).

A participant’s “Final Average Compensation” means the average annual compensation paid during the 60 consecutive calendar months in the last 120 calendar months of a participant’s employment in which the sum of the participant’s salary, plus bonuses paid by FleetBoston after 1993, was the highest.

The table describes the annual benefit payable as a single life annuity beginning at age 65. The benefits shown in the table are not subject to any deduction for Social Security or other offset amounts. In general, the annual benefit at age 65 is calculated as the sum of 1.25% of Final Average Compensation up to the Integration Level (as specified below) and 2% of Final Average Compensation in excess of the Integration Level, for each year of service up to 30. For 2003, the Integration Level equaled $41,712. The Integration Level will increase in future years based on the maximum amount of wages subject to Social Security taxes.

The “salary” and “bonus” used to determine a participant’s Final Average Compensation are the same as the “Salary” and “Bonus” reported in the Summary Compensation Table. For purposes of the FleetBoston Pension Plan, the years of service as of December 31, 2003, were: Mr. Gifford, 30 years; Mr. McQuade, 13 years; Mr. Sarles, 30 years; Mr. Moynihan, 11 years; and Mr. Warner, 4 years.

The retirement benefits applicable to Messrs. Gifford and Warner are governed by the terms of their employment agreements, described in the “Change in Control and Employment Agreements” section below. The employment agreement for Mr. Gifford provides that he will continue to participate in BankBoston’s supplemental retirement plans, or any successor to those plans, or if more favorable to him, in FleetBoston’s supplemental retirement plans, with credit under the applicable plan for his years of service with BankBoston. As of December 31, 2003, Mr. Gifford had 37 years of service. As of that date, Mr. Gifford’s estimated annual pension benefit would be determined under the FleetBoston Pension Plan. Mr. Gifford’s employment agreement also provides for an annual defined benefit retirement income payable to his surviving spouse, during her lifetime, equal to 75% of the retirement benefits payable to Mr. Gifford.

For purposes of the FleetBoston Pension Plan, Mr. McQuade is entitled to receive an additional year of credited service for each year of actual service, commencing January 1, 2003.

Under his employment agreement, Mr. Warner became a participant in the FleetBoston Pension Plan as of January 1, 2000, except that he is not entitled to receive service credit for purposes of the FleetBoston Pension Plan for his service with BankBoston. Mr. Warner’s employment agreement provides that, as of any given date, the benefits payable to him under the FleetBoston Pension Plan (together with the accrued benefits payable to him under BankBoston’s supplemental retirement plans for service prior to January 1, 2000) will be no less than the aggregate benefits he would have been entitled to receive had he continued to participate in BankBoston’s supplemental retirement plans until that date. As of December 31, 2003, Mr. Warner’s benefits under the FleetBoston Pension Plan (together with his accrued benefits under BankBoston’s supplemental retirement plans for service prior to January 1, 2000) were more favorable to him than his benefits would have been had he continued to participate in BankBoston’s supplemental retirement plans. Therefore, as of that date, Mr. Warner would be entitled to receive benefits under the FleetBoston Pension Plan based on 4 years of service, as well as an estimated annual benefit of approximately $267,000, payable as a single life annuity commencing at age 65, under BankBoston’s supplemental retirement plans based on years of service prior to January 1, 2000.

Supplemental Death Benefit

Under an executive life insurance plan adopted by BankBoston’s lead bank in the 1980s, certain of its then senior executives were provided with post-retirement death benefits of up to $1,000,000, increased for tax liability. In order to receive this full supplemental benefit, an executive must have 10 years of service and retire after age 62. The benefit is reduced by 10% if retirement occurs at age 61, and by 20% at age 60. Mr. Gifford is eligible to receive this benefit.

Change in Control and Employment Agreements

Change in Control Agreements

Several of the executive officers of FleetBoston, including Messrs. Gifford, McQuade, Sarles, Moynihan and Warner, have previously entered into agreements with FleetBoston that contain change in control severance provisions. The completion of the Bank of America merger would be a change in control for purposes of these agreements. Under these agreements, if, during the two-year period following a change in control, the employment of a covered executive is terminated other than for “cause,” disability, or by the covered executive for “good reason” (which includes a termination by the executive for any reason during the thirty-day period following the first anniversary of the change in control), the covered executive will be entitled to receive a pro-rata annual bonus through the date of termination, based on the average of the annual bonuses payable to the executive for the three years prior to the year in which the change in control occurs, and three or two times (depending on the covered executive) the sum of the covered executive’s base salary and average annual bonus. In addition, the covered executive will be entitled to three or two years (depending on the covered executive) of (1) additional age and service credit under FleetBoston’s tax-qualified and supplemental defined benefit retirement programs, (2) employer contributions under FleetBoston’s tax-qualified and supplemental defined contribution retirement plans and (3) continued welfare benefit coverage. A change in control agreement confers no benefits prior to a change in control.

In the case of Messrs. Gifford and Warner, any cash severance amounts under the existing FleetBoston agreements will be reduced by the cash severance amounts that these executives were entitled to receive under their change in control agreements with BankBoston as a result of the merger between Fleet Financial Group, Inc. and BankBoston on October 1, 1999.

In the event that any payment received by a covered executive in connection with a change in control is subject to the excise tax imposed upon certain change in control payments under federal tax laws, the agreements provide for an additional payment sufficient to restore the covered executive to the same after-tax position he would have been in if the excise tax had not been imposed. However, if, after receiving the full change in control payment and excise tax payment, the covered executive would not receive a net after-tax benefit of at least $50,000, then no additional payment will be made with respect to the excise tax. In that case, the change in control payment under the agreement will be reduced to an amount necessary to prevent the application of the excise tax.

Existing Employment Agreements

Except as described in this section, the material terms of Mr. Gifford’s and Mr. Warner’s 1999 employment agreements expired effective as of January 1, 2003. Both of their employment agreements continue to provide them with the retirement benefits described in the “Retirement Benefits” section above. In addition, their employment agreements continue to provide for certain benefits payable upon termination of employment. Each is entitled to receive an amount designed to approximate the benefits he would have been entitled to receive under his pre-existing change in control agreements with BankBoston. This amount is based on the executive’s salary and bonus immediately prior to the merger and consists of three times the sum of his annual salary and highest annual bonus for the three years preceding the merger, the cost of providing life, disability, accident and health insurance benefits for three years, and service credit accruing for three years under certain benefit and retirement plans, plus compound interest from the merger date at an annual rate equal to the prime rate in effect from time to time, subject to a 10% limit. Messrs. Gifford and Warner consented to amend their respective employment agreements, effective as of October 1, 2002, to reduce the crediting rate to the prior month One-Year Constant Maturity Treasury rate as determined each month by the Federal Reserve, subject to a 10% limit.

If any payments received under the agreements are subject to the excise tax imposed under Section 4999 of the Code, each agreement provides for an additional payment to the executive to restore him to the same after-tax position he would have been in had the excise tax not been imposed. However, if those payments, including additional amounts payable due to the excise tax, do not exceed 110% of the greatest amount that could be paid without giving rise to the excise tax, no additional payment will be made with respect to the excise tax. In that case, the payments otherwise due to the executive will be reduced to an amount necessary to prevent the application of the excise tax.

New Employment Agreements with Bank of America

In connection with the execution of the merger agreement between FleetBoston and Bank of America, Bank of America entered into employment agreements with each of Messrs. McQuade, Sarles, Warner and Moynihan to be effective upon the completion of the proposed merger. Each agreement contemplates a three-year employment period commencing upon completion of the proposed merger. During the employment period:

•	Mr. McQuade will serve as President of Bank of America with the following business lines reporting to him: Administrative Services, International, Global Treasury Management, Principal Investing, Technology and Operations.

•	Mr. Sarles will serve as Vice Chairman, special advisor to the chief executive officer and co-head of merger integration.
•	Mr. Warner will serve as President of Bank of America’s premier and small business banking operations.
•	Mr. Moynihan will serve as President of Bank of America’s wealth management business.

During the employment period, each executive will report directly to Bank of America’s chief executive officer, and Mr. McQuade will also be a member of Bank of America’s Board of Directors. The annual base salary payable to each of the executive officers is $1,250,000 for Mr. McQuade, $850,000 for Mr. Sarles, $700,000 for Mr. Warner and $600,000 for Mr. Moynihan. During the employment period, each executive will be eligible to receive an annual bonus and annual equity awards commensurate with his position and on a comparable basis to similarly situated executives of Bank of America. Generally, the executives will participate in the benefit plans of Bank of America on the same basis as similarly situated executives, except that the FleetBoston supplemental executive retirement plan and fringe benefits will continue to be provided.

Under the new employment agreements, the cash severance payments payable under the executive’s existing agreements with FleetBoston will be deferred until the executive’s employment with Bank of America is terminated, with half of that amount converted into Bank of America restricted common stock units and the other half converted into a deferred compensation account with interest credited at the prior month’s One-Year Constant Maturity Treasury rate as determined each month by the Federal Reserve. The deferred cash severance amount is currently estimated to be $7,850,000 for Mr. McQuade, $7,400,000 for Mr. Sarles, $0 for Mr. Warner and $5,025,000 for Mr. Moynihan.

The new employment agreements provide that, upon the termination of an executive’s employment with Bank of America, other than for “cause,” death or “disability,” or if the executive terminates for “good reason,” the executive will be entitled to receive any unpaid base salary, a pro-rata annual bonus (based on the highest bonus earned for the three years prior to the date of termination), and two times the sum of executive’s base salary and highest annual bonus. In addition, any equity incentive awards granted to the executive following the date of the completion of the merger will vest to the extent they would have vested in accordance with their terms during the two-year period following the date of termination, and the executive will be entitled to receive the retirement and welfare benefits that were payable upon a termination by the company other than for “cause” or by the executive for “good reason” pursuant to the terms of the existing agreements for FleetBoston.

If any amounts or benefits received under the new agreements or otherwise are subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed, as long as the net after-tax benefit to the executive of making such additional payment is at least $50,000.

The above description of the new employment agreements is qualified in its entirety by reference to the employment agreements, which were filed as exhibits to the Registration Statement on Form S-4 of Bank of America (File No. 333-119024). This registration statement is a public document available on the SEC’s website at www.sec.gov.

Compensation Committee Interlocks and Insider Participation

Messrs. Countryman, Collins, Kavner, May and Ryan served as members of the Human Resources Committee during 2003. None of these individuals had any transactions or relationships with FleetBoston in 2003 requiring specific disclosure under SEC rules.

During 2003, there were no “interlocking” or cross-board memberships that are reportable under SEC rules, except for the following: Mr. Gifford served on the Board of Directors, but not on the Compensation Committee, of NSTAR throughout 2003. During that time, Mr. May, Chairman and Chief Executive Officer of NSTAR, served on FleetBoston’s Board and the Human Resources Committee.

Compensation of Directors

Annual Retainer and Meeting Fees

For their service on the Board, Directors (other than Directors who are officers of FleetBoston or one of its subsidiaries) receive an annual retainer of $100,000, plus $2,000 for each Board meeting attended and $1,000 for each telephonic meeting attended. Committee members receive $1,500 per committee meeting attended and $750 for each telephonic meeting attended, and each committee chair is paid an annual retainer of $15,000. Retainers and meeting fees are not paid to Directors who are officers or employees of FleetBoston or one of its subsidiaries.

Director Stock Unit Plan

Under the FleetBoston Directors Deferred Compensation and Stock Unit Plan (the “Director Stock Unit Plan”), 75% of each Director’s annual retainer is mandatorily deferred into stock units. The stock units are payable in shares of FleetBoston common stock following termination of service as a Director. Directors also may elect to defer all or a portion of their remaining annual retainer, any Committee Chairman retainer and meeting fees into stock units or a fixed-rate account, or a combination of the two.

Assumed Plans – General

In connection with certain mergers and acquisitions, FleetBoston has assumed benefit plans applicable to former directors of such entities who joined the Board. No future awards are being made under these plans.

BankBoston

In connection with the BankBoston merger, FleetBoston assumed three BankBoston director plans. Under the BankBoston Director Stock Award Plan (the “BKB Director Stock Award Plan”), non-employee directors received awards of common stock that they could defer. In connection with the BankBoston merger, the deferred shares were converted into stock units that are payable in shares of FleetBoston common stock when the Director retires from the Board or dies. The terms of the BKB Director Stock Award Plan continue to apply to any outstanding units held by Ms. Rodgers and Messrs. Burnham, Countryman, May and McHenry.

The BankBoston Director Retirement Benefits Exchange Program (the “BKB Exchange Program”) was established so that non-employee directors could convert accrued retirement benefits into deferred or restricted stock of BankBoston. In connection with the BankBoston merger, the deferred shares were converted into stock units that are payable in shares of FleetBoston common stock when the Director retires from the Board or dies. The terms of the BKB Exchange Program continue to apply to any outstanding units held by Messrs. Countryman, May and McHenry.

The BankBoston Stock Option Plan for Non-Employee Directors (the “BKB Director Stock Option Plan”) provided for an annual grant of options to each non-employee BankBoston director. In connection with the BankBoston merger, the options held by Ms. Rodgers and Messrs. Burnham, Countryman, May and McHenry were converted into options to purchase shares of FleetBoston common stock.

Shawmut

In connection with the Shawmut National Corporation, or “Shawmut,” merger, FleetBoston assumed obligations under an irrevocable trust agreement that holds life insurance policies with respect to the former Shawmut directors. The policies fund a charitable giving program under which the eligible Directors are permitted to recommend up to four tax-exempt charities to receive contributions. Upon a Director’s death, annual charitable contributions will be made for a period of 10 years, and the amount of the annual contribution, in the aggregate, will be $100,000. Directors derive no financial benefit from the program. The current Directors of FleetBoston eligible for this program are Messrs. Alvord, Collins and Tregurtha.

Matching Gifts

Non-employee Directors may give up to $7,500 per year to qualifying charitable organizations through FleetBoston’s matching gift program. Executive officers may also make donations to qualifying charitable organizations under the matching gift program in amounts varying from $2,000 to $25,000. Under the matching gift program, FleetBoston contributes one dollar for each dollar given.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Directors and Executive Officers

The table below sets forth the beneficial ownership of FleetBoston common stock by each current Director, by each Named Executive Officer and by all current Directors and executive officers of FleetBoston as a group, as of February 27, 2004. As of that date, current Directors and executive officers, in the aggregate, beneficially owned approximately 1.34% of the issued and outstanding shares of FleetBoston common stock. The number of shares of FleetBoston common stock beneficially owned by each current Director or Named Executive Officer does not equal or exceed 1% of the outstanding shares of FleetBoston common stock. No current Director or executive officer of FleetBoston beneficially owns any other equity security of FleetBoston.

Name	Number of Shares Owned

Joel B. Alvord	194,862	(1)
William Barnet, III	80,886	(2)
Daniel P. Burnham	17,856	(3)
Paul J. Choquette, Jr.	48,561	(4)
Kim B. Clark	5,784	(5)
John T. Collins	137,261	(6)
Gary L. Countryman	35,689	(7)
Charles K. Gifford	2,450,478	(8)
Marian L. Heard	15,650	(9)
Robert M. Kavner	27,757	(10)
Thomas J. May	30,532	(11)
Donald F. McHenry	43,663	(12)
Eugene M. McQuade	1,138,306	(13)
Brian T. Moynihan	465,536	(14)
Terrence Murray	1,843,566	(15)
Michael B. Picotte	99,479	(16)
Francene A. Rodgers	26,572	(17)
Thomas M. Ryan	22,039	(18)
H. Jay Sarles	1,565,646	(19)
T. Joseph Semrod	1,417,155	(20)
Paul R. Tregurtha	50,500	(21)
Bradford H. Warner	976,528	(22)
Directors and executive officers as a group (34 individuals)	14,512,324

(1)	In addition to shares directly held, includes 76,623 shares that Mr. Alvord has a right to acquire under FleetBoston’s long-term incentive plans, 8,960 shares held by a family foundation, and 23,902 stock units held under the Director Stock Unit Plan.

(2)	In addition to shares directly held, includes 48,664 stock units held under the Director Stock Unit Plan.

(3)	In addition to shares directly held, includes 15,121 stock units held under the Director Stock Unit Plan, 131 stock units held under the BKB Director Stock Award Plan and 2,368 shares that Mr. Burnham has a right to acquire under the BKB Director Stock Option Plan.

(4)	In addition to shares directly held, includes 27,564 stock units held under the Director Stock Unit Plan and 4,400 shares owned by his spouse.

(5)	In addition to shares directly held, includes 5,566 stock units held under the Director Stock Unit Plan.

(6)	In addition to shares directly held, includes 21,277 stock units held under the Director Stock Unit Plan.

(7)	In addition to shares directly held, includes 8,744 stock units held under the Director Stock Unit Plan, 11,619 stock units held under the BKB Exchange Program, 338 stock units held under the BKB Director Stock Award Plan, and 7,104 shares that Mr. Countryman has a right to acquire under the BKB Director Stock Option Plan.

(8)	In addition to shares directly held, includes 1,751,325 shares that Mr. Gifford has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 11,726 restricted shares granted under those plans and as to which Mr. Gifford has sole voting but no investment authority, 981 shares held as custodian for two of his children, 490 shares that he owns jointly with one of his children and 268,021 shares held by two trusts under which Mr. Gifford and members of his family are beneficiaries. Does not include 150,000 shares that may be issued to Mr. Gifford upon payment of performance restricted stock units granted to him in February 2003 or 144,445 shares that may be issued to him upon payment of the restricted stock units granted to him in February 2004.

(9)	In addition to shares directly held, includes 15,271 stock units held under the Director Stock Unit Plan.

(10)	In addition to shares directly held, includes 21,277 Stock units held under the Director Stock Unit Plan.

(11)	In addition to shares directly held, includes 15,164 stock units held under the Director Stock Unit Plan, 2,130 stock units held under the BKB Exchange Program, 3,741 stock units held under the BKB Director Stock Award Plan, an interest in 1,131 shares under a deferred compensation plan of Mr. May’s current employer and 7,104 shares that Mr. May has a right to acquire under the BKB Director Stock Option Plan.

(12)	In addition to shares directly held, includes 8,704 stock units held under the Director Stock Unit Plan, 12,201 stock units held under the BKB Exchange Program, 3,741 stock units held under the BKB Director Stock Award Plan, 7,104 shares that Mr. McHenry has a right to acquire under the BKB Director Stock Option Plan, and 11,913 shares held in a trust in which Mr. McHenry is a beneficiary.

(13)	In addition to shares directly held, includes 888,333 shares that Mr. McQuade has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 9,120 restricted shares granted under those plans and as to which Mr. McQuade has sole voting but no investment authority and 512 shares held as custodian for two of his children. Does not include 125,000 shares that may be issued to Mr. McQuade upon payment of performance restricted stock units granted to him in February 2003 or 115,556 shares that may be issued to him upon payment of the restricted stock units granted to him in February 2004.

(14)	In addition to shares directly held, includes 343,333 shares that Mr. Moynihan has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 9,248 restricted shares granted under those plans and as to which Mr. Moynihan has sole voting but no investment authority, 1,739 shares held in FleetBoston’s Savings Plan, 34,556 shares that he owns jointly with his spouse and 1,150 shares held by a family trust. Does not include 75,000 shares that may be issued to Mr. Moynihan upon payment of performance restricted stock units granted to him in February 2003 or 71,112 shares that may be issued to him upon payment of the restricted stock units granted to him in February 2004.

(15)	In addition to shares directly held, includes 1,500,000 shares that Mr. Murray has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 141,474 shares held by a trust under which Mr. Murray is a beneficiary, 11,000 shares held by a family charitable foundation, 12,035 shares held by a company in which Mr. Murray is a stockholder, 77,000 shares held by a trust under which Mr. Murray and members of his family are beneficiaries and 3,115 stock units held under the Director Stock Unit Plan.

(16)	Includes 36,993 stock units held under the Director Stock Unit Plan, 23,357 shares held by family foundations, 18,090 shares held by a company in which Mr. Picotte is a stockholder and 21,039 shares held in a trust under which Mr. Picotte is a beneficiary.

(17)	In addition to shares directly held, includes 15,823 stock units held under the Director Stock Unit Plan, 1,511 stock units held under the BKB Director Stock Award Plan, 7,104 shares that Ms. Rodgers has a right to acquire under the BKB Director Stock Option Plan and 949 shares that she owns jointly with her spouse.

(18)	In addition to shares directly held, includes 19,114 stock units held under the Director Stock Unit Plan and 500 shares owned by his spouse.

(19)	In addition to shares directly held, includes 1,048,333 shares that Mr. Sarles has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 9,381 restricted shares granted under those plans and as to which Mr. Sarles has sole voting but no investment authority, 35,370 shares held in FleetBoston’s Savings Plan, 14,550 shares held by a family charitable foundation, 200 shares held by his daughter and 52,567 shares held by a trust under which Mr. Sarles and members of his family are beneficiaries. Does not include 125,000 shares that may be issued to Mr. Sarles upon payment of performance restricted stock units granted to him in February 2003 or 115,556 shares that may be issued to him upon payment of the restricted stock units granted to him in February 2004.

(20)	Includes 1,025,985 shares that Mr. Semrod has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 1,089 shares owned by his spouse, 1,484 shares held by his spouse as custodian for one of his children, 384,024 shares held by a trust under which Mr. Semrod is a beneficiary and 4,573 stock units held under the Director Stock Unit Plan.

(21)	In addition to shares directly held, includes 19,718 stock units held under the Director Stock Unit Plan.

(22)	In addition to shares directly held, includes 719,302 shares that Mr. Warner has a right to acquire within 60 days under FleetBoston’s long-term incentive plans, 10,440 restricted shares granted under those plans and as to which Mr. Warner has sole voting but no investment authority, 7,363 shares held in FleetBoston’s Savings Plan and 23,232 shares held by a trust under which Mr. Warner and members of his family are beneficiaries. Does not include 75,000 shares that may be issued to Mr. Warner upon payment of performance restricted stock units granted to him in February 2003 or 71,112 shares that may be issued to him upon payment of the restricted stock units granted to him in February 2004.

Security Ownership of Certain Beneficial Owners

As of December 31, 2003, to the best of FleetBoston’s knowledge, there was one stockholder of FleetBoston that held beneficial ownership of more than five percent (5%) of FleetBoston’s outstanding common stock. Information on that stockholder is as follows:

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage

Capital Research and Management Company 333 South Hope Street Los Angeles, California 90071	73,971,300	7.0%

(1)	Information is based upon the Schedule 13G filed on February 13, 2004 by Capital Research and Management Company (“Capital Research”) with the SEC. According to the Schedule 13G, Capital Research, in its capacity as investment adviser, has sole investment power and no voting power with respect to those shares.

Equity Compensation Plans

The table below summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

	(a)		(b)		(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining and available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	38,761,611		$34.498		0
Equity compensation plans not approved by security holders	26,663,850	(1)	28.110	(1)	29,533,046	(2)(3)

Total	65,425,461	(4)	$31.964		29,533,046

(1)	Under the Director Stock Unit Plan, as of December 31, 2003, current and former non-employee Directors of FleetBoston held stock units representing the right to receive a total of 339,000 shares of FleetBoston common stock following termination of service as a Director. In addition, as of December 31, 2003, certain executive officers of FleetBoston held performance restricted stock units representing the right to receive a total of 835,000 shares of FleetBoston common stock following the attainment of certain pre-established performance goals. The stock units are included in column (a), but because there is no “exercise price” associated with the stock units, they are not reflected in column (b).

(2)	Of the 29,533,046 shares of FleetBoston common stock available for future issuance: 24,084,860 shares were available under the FleetBoston 1996 Long-Term Incentive Plan to be issued in the form of stock options, restricted stock (annual grants of which may not exceed 0.5% of FleetBoston’s outstanding common stock as of the first business day of each year), stock appreciation rights and other stock awards; 362,333 shares were available under the FleetBoston 1995 Restricted Stock Plan to be issued in the form of restricted stock; 3,492,018 shares were available under the FleetBoston Employee Stock Purchase Plan for purchase by FleetBoston employees; and 1,593,835 shares were available under the Director Stock Unit Plan upon the payment of stock units received by non-employee Directors upon optional and mandatory deferrals of Director retainer and meeting fees.

(3)	Prior to June 30, 2003, the number of shares of FleetBoston common stock available for future issuance under the FleetBoston 1996 Long-Term Incentive Plan was determined primarily pursuant to a formula that provided for annual share infusions equal to 1.25% of FleetBoston’s outstanding common stock as of the first business day of each year. This share replenishment feature terminated on June 30, 2003, the effective date of revised NYSE rules governing stockholder approval of equity-based compensation plans. Shares available during any year and not utilized, shares subject to awards that expire or are cancelled, forfeited or terminated, as well as shares delivered to FleetBoston to pay the exercise price of options or withholding taxes, are available for re-grant under this plan.

(4)	In addition to the securities presented in the above table, there were (1) outstanding options to purchase 22,157,541 shares of FleetBoston common stock granted to employees and non-employee directors of predecessor companies and (2) 61,956 outstanding stock units received by non-employee directors of BankBoston, which were assumed in mergers. The weighted-average exercise price of the assumed options was, in the aggregate, $31.62.

Stock Incentive Plans

FleetBoston maintains stock incentive plans for certain key employees. The plans provide for the grant of stock options (both incentive stock options within the meaning of Section 422 of the Internal Revenue Code and nonqualified stock options), restricted stock, stock appreciation rights and other stock awards.

The plans are generally administered by the Human Resources Committee of the Board, which has full authority to determine the provisions of awards, including vesting schedules, price, performance standards, length of any performance, restriction or option period, dividend rights, post-retirement and termination rights and payment alternatives, as well as to interpret the terms of the plans and of awards made under the plans.

Individual award agreements set forth the extent to which stock options, restricted stock and other awards may continue to be exercisable and/or vest following the employee’s death, retirement, disability or other termination of employment. Such award agreements also set forth the applicable vesting schedule and/or restricted period for such awards. In general, following a “change in control” (as defined in the plans): (1) stock options and stock appreciation rights become immediately exercisable, (2) restrictions on restricted stock and restricted stock units lapse and (3) the target payout opportunities attainable under outstanding awards of restricted stock and performance shares will be deemed to have been fully earned for the entire performance period, and the vesting of all awards will accelerate.

FleetBoston’s primary stock incentive plan is its 1996 Long-Term Incentive Plan, which was assumed by FleetBoston following the merger of Fleet Financial Group, Inc. and BankBoston, and which was approved prior to that merger by the stockholders of BankBoston. FleetBoston also has on-going granting authority under its 1995 Restricted Stock Plan (which FleetBoston has utilized primarily to grant restricted stock awards in connection with new hires).

Stock options are granted with an exercise price equal to the fair market value of the underlying FleetBoston common stock on the date of grant. Stock options are not exercisable more than ten years from the date of grant.

In addition to time-based vesting provisions, certain restricted stock and restricted stock unit awards vest contingent upon, or are accelerated if, certain pre-established performance goals are attained. Until the applicable restrictions have been satisfied, the participant may not sell, assign, transfer, pledge or otherwise encumber shares of restricted stock or restricted stock units. Holders of restricted stock and restricted stock units generally have the right to receive dividends or dividend equivalents on their shares or units, and holders of restricted stock have voting rights as to their shares, including shares that are subject to forfeiture.

Employee Stock Purchase Plan

Under the FleetBoston Employee Stock Purchase Plan or “ESPP,” participating FleetBoston employees were permitted to designate up to the lesser of 15% of their annual base compensation or $25,000 towards the purchase of FleetBoston common stock. Employees with one year of service to FleetBoston were entitled to purchase price contributions from FleetBoston, resulting in an effective 5% discount to the market price of FleetBoston common stock at the time of purchase. Under the ESPP, FleetBoston common stock was generally purchased in the open market by the ESPP plan administrator. The ESPP was terminated effective February 27, 2004.

Directors Deferred Compensation and Stock Unit Plan

The Director Stock Unit Plan provides for the mandatory deferral of 75% of each non-employee Director’s annual retainer into stock units, and permits Directors to elect to defer all or a portion of their remaining annual retainer, committee retainers and meeting fees into stock units or a fixed rate account, or a combination of the two. The Directors’ accounts under the Director Stock Unit Plan are increased in connection with the payment of dividends or other distributions paid on FleetBoston common stock to reflect the number of additional shares of FleetBoston common stock that could have been purchased had the dividends or other distributions been paid on each share of common stock underlying the then outstanding stock units in the Directors’ accounts. Stock units are payable following termination of service as a Director out of shares of FleetBoston common stock held in treasury.

For additional information regarding the FleetBoston equity compensation plans, refer to Note 14 of the “Notes to Consolidated Financial Statements” included under Item 8 of this Report.

Item 13.  Certain Relationships and Related Transactions

The banking subsidiaries of FleetBoston have had transactions in the ordinary course of business, including borrowings, with certain Directors and executive officers of FleetBoston and their associates, all of which were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collection or present other unfavorable features. In addition, the following transactions with FleetBoston or one of its subsidiaries were outstanding or proposed in 2003:

In 1982, a subsidiary of FleetBoston became a partner in several partnerships (the “Gilbane Providence Partnerships”) with certain other parties, including subsidiaries of Gilbane, Inc., or “Gilbane,” to construct and manage the Fleet Center in Providence, Rhode Island (the “Providence Fleet Center”), to rehabilitate an adjacent structure and to construct and manage an adjacent parking garage on land that is leased from FNB. Mr. Choquette is Chairman of Gilbane. FleetBoston and Gilbane have 46.55% and 36.75% partnership interests, respectively, in the partnership that developed the Providence Fleet Center. FleetBoston, Gilbane and other owners of these properties have recently begun discussions regarding the possible restructuring of ownership of these properties.

In May 2003, FleetBoston closed an agreement with a subsidiary of Gilbane to sell two commercial properties that it owned in Providence (not including the buildings owned by the Gilbane Providence Partnerships) to a subsidiary of Gilbane for a purchase price of approximately $48 million. The purchase price was fair market value determined in an arms length negotiation after a national marketing process with sealed bids. The purchase price was approved for FleetBoston by its Board of Directors. As part of the sale, FleetBoston will lease back a portion of the space in both of the buildings from Gilbane for an initial annual rental of approximately $2.7 million.

A subsidiary of FleetBoston is currently negotiating with a subsidiary of Gilbane for the sale of certain land in Norton, Massachusetts known as The Park at Great Woods. The parties have not reached a final agreement on price and other matters relating to that sale.

In 1992, Fleet Real Estate, Inc. provided permanent mortgage financing to the Gilbane Providence Partnerships in the amount of $54 million, secured by a first mortgage on such properties. As of December 31, 2003, the amount remaining unpaid under the loan was $45.6 million (the highest amount outstanding since January 1, 2003 also having been $45.6 million). The loan presently carries an interest rate of 8.24% plus a contingent interest feature. FleetBoston and FNB have leased space in the Providence Fleet Center for a total annual rental of $2,581,143.

In 1972, a subsidiary of FleetBoston entered into certain partnerships with a subsidiary of Gilbane for the purpose of developing a shopping center and a residential apartment project in Narragansett, Rhode Island. FleetBoston’s and Gilbane’s interests in each such partnership are equal. In January, 2004 FleetBoston sold its interest in the residential apartment project to a subsidiary of Gilbane for $1,470,284. The purchase price was based on fair market value in an arms length negotiation, and was approved by H. Jay Sarles, Vice Chairman and Chief Administrative Officer of FleetBoston. FleetBoston and Gilbane are currently negotiating a sale of FleetBoston’s interest in the shopping center to a subsidiary of Gilbane. The parties have not reached a final agreement on price and other matters relating to that sale.

A subsidiary of FleetBoston is an investor in a limited partnership (the “Partnership”) that invests principally in targeted businesses in the financial services industry. Mr. Alvord is a majority equity owner of the limited liability company that serves as the general partner of the Partnership. FleetBoston’s subsidiary has committed to invest up to $10 million, as a limited partner participant, and, as of year-end 2003, $7.6 million was invested.

A subsidiary of FleetBoston has leased office space in a building from The Picotte Companies for a total annual rental of $181,334 and $25,062 for operating expenses and taxes. Mr. Picotte is the President and Chief Executive Officer of The Picotte Companies.

Item 14.  Principal Accounting Fees and Services

Audit Fees.    The aggregate fees billed by PwC for professional services rendered for the audit of FleetBoston’s annual financial statements for 2003 and the reviews of the financial statements included in FleetBoston’s Forms 10-Q for 2003 were $7.8 million, compared to $6.5 million for 2002.

Audit-Related Fees.    PwC billed $3.8 million in audit-related fees for 2003. For 2002, audit-related fees were $4 million. Audit-related fees were primarily for the following services: (i) domestic and international control and attestation reports,

(ii) common trust fund financial statement audits, (iii) principal investing financial statement audits, and (iv) consultations concerning financial accounting and reporting standards and Sarbanes-Oxley Section 404 preparedness.

Tax Fees.    The aggregate fees billed by PwC for tax services were $3.1 million for 2003, compared to $4.3 million for 2002. Those fees were for tax compliance services, tax consultations and tax planning services.

All Other Fees.    The aggregate fees billed by PwC for the year 2003 for services other than those described above were $200,000, compared to $8.3 million in 2002. The 2003 fees were for attest services unrelated to the performance of the consolidated financial statement audit. $8.1 million of the $8.3 million of other fees for 2002 was related to the completion of systems consulting projects commenced prior to 2002. PwC sold its systems consulting unit to IBM on October 2, 2002.

In addition to pre-approving audit and audit-related services for 2003, the Audit Committee pre-approved certain non-audit services (primarily tax compliance services) that were performed by FleetBoston’s independent accountants during 2003. None of these services constitutes a prohibited activity for a company’s independent accountants under Sarbanes-Oxley or related SEC regulations.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Pursuant to its charter and policies, the Audit Committee, or the “Committee,” of the Board of Directors is responsible for reviewing and approving, in advance of the engagement, any audit, audit related, and tax compliance services as well as any permissible non-audit services between FleetBoston and its independent auditors, subject to de minimis exceptions authorized by law and regulation. The Committee has also authorized the Executive Vice President and Chief Financial Officer of FleetBoston to approve any increase in fees for audit, audit related, and tax compliance services previously approved by the Committee, provided that such increase is not in excess of $250,000. Any increase approved by the Executive Vice President and Chief Financial Officer must be reviewed by the Committee at its next meeting. Any non-audit service may also be pre-approved by the Chairman of the Committee under authority delegated by the Committee. Any non-audit service pre-approved by the Chairman under delegated authority must be reviewed by the Committee at its next meeting.

The engagement of PricewaterhouseCoopers LLP to conduct the audit of FleetBoston was approved by the Committee on January 21, 2003.

Additionally, each permissible non-audit engagement or relationship between FleetBoston and PricewaterhouseCoopers LLP entered into since January 21, 2003, has been reviewed and approved by the Committee, as provided in its charter.

We have been advised by PricewaterhouseCoopers LLP that substantially all of the work done in conjunction with its audit of FleetBoston’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of PricewaterhouseCoopers LLP.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1).	The financial statements of FleetBoston required in response to this Item are incorporated by reference to Item 8 of this Report.

(a)(2).	Not applicable.

(a)(3).	See the exhibits listed below under Item 14(c).

(b)	Current Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the period from October 1, 2003 to the date of the filing of this Report:

– Current Report on Form 8-K, filed October 16, 2003, announcing our earnings for the quarter ended September 30, 2003.

– Current Report on Form 8-K, filed October 28, 2003, announcing a definitive agreement to merge with Bank of America Corporation.

– Current Report on Form 8-K, filed on December 8, 2003, reporting unaudited pro forma condensed combined financial information in connection with our agreement to merge with Bank of America Corporation.

– Current Report on Form 8-K, filed on January 15, 2004, announcing our earnings for the fourth quarter and year ended December 31, 2003.

(c)	Exhibit Index

Exhibit Number
2	Agreement and Plan of Merger, dated as of October 27, 2003, by and between FleetBoston and Bank of America Corporation (incorporated by reference to Exhibit 99.1 of FleetBoston’s Current Report on 8-K dated October 27, 2003)
3(a)	Restated Articles of Incorporation of FleetBoston, as amended through April 18, 2000 (incorporated by reference to Exhibit 3 of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and Exhibit 3(b) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
3(b)	Certificate of Correction filed with the Rhode Island Secretary of State correcting a typographical error in FleetBoston’s Restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(c)	Certificate of Votes filed with the Rhode Island Secretary of State reducing the number of reserved shares of FleetBoston’s Cumulative Participating Junior Preferred Stock (incorporated by reference to Exhibit 3(b) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(d)	Statement of Resolutions establishing FleetBoston’s Cumulative Participating Junior Preferred Stock (Series 2000) as a Series of Preferred Stock, filed with the Rhode Island Secretary of State (incorporated by reference to Exhibit 3(c) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3(e)	By-Laws of FleetBoston, as amended (incorporated by reference to Exhibit 3(g) for FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
4(a)	Stock Option Agreement, dated as of October 27, 2003, by and between FleetBoston, as issuer, and Bank of America Corporation, as grantee (incorporated by reference to Exhibit 99.2 of the Current Report on 8-K dated October 27, 2003)
4(b)	Stock Option Agreement, dated as of October 27, 2003, by and between FleetBoston, as grantee, and Bank of America Corporation, as issuer (incorporated by reference to Exhibit 99.3 of the Current Report on 8-K dated October 27, 2003)
4(c)	Rights Agreement, dated as of August 16, 2000, between FleetBoston and EquiServe Trust Company, N.A., as Rights Agent, as amended by Amendment No. 1 thereto dated as of October 26, 2003 (incorporated by reference to Exhibit 4 of FleetBoston’s Registration Statement on Form 8-A dated November 7, 2000 and Exhibit 4.1.1 of FleetBoston’s Amendment No. 1 to Registration Statement on Form 8-A/A dated November 3, 2003)
4(d)	Instruments defining the rights of security holders, including indentures (FleetBoston has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of FleetBoston and its subsidiaries on a consolidated basis. FleetBoston hereby agrees to furnish a copy of any such instrument to the Commission upon request)
10(a)*	Form of Change in Control Agreement for certain officers, together with Schedule of Persons who have entered into such agreements (incorporated by reference to Exhibit 10(a) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1997)
10(b)*	Revised Schedule of Executive Officers who have entered into certain Change in Control Agreements
10(c)*	Supplemental Executive Retirement Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective October 15, 1997, Amendment Three thereto effective July 1, 1998, Amendment Four thereto effective August 15, 1999, Amendment Five thereto effective January 1, 2000, Amendment Six thereto effective October 10, 2001, Amendment Seven thereto effective February 19, 2002, Amendment Eight thereto effective October 15, 2002 and Amendment Nine thereto effective January 1, 2003 (incorporated by reference to Exhibit 10(d) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(c) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Exhibits 10(g), 10(h), 10(i) and 10(j) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10(d) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10 of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Exhibit 10(d) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10(a) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10(d)*	Amendment Ten to Supplemental Executive Retirement Plan effective October 21, 2003
10(e)*	Amended and Restated 1994 Performance-Based Bonus Plan for the Named Executive Officers (incorporated by reference to Exhibit 10(k) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999)
10(f)*	Management Incentive Plan
10(g)*	Amended and Restated 1992 Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 10(f) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)

Exhibit Number
10	(h)*	Shawmut National Corporation 1989 Nonemployee Directors’ Restricted Stock Plan (assumed by FleetBoston on November 30, 1995) (incorporated by reference to Shawmut’s 1989 Proxy Statement dated March 31, 1989 (File No. 1-10102))
10	(i)*	1995 Restricted Stock Plan (incorporated by reference to Exhibit 10(o) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1995)
10	(j)*	Executive Deferred Compensation Plan No. 1, as amended by Amendment One thereto effective January 1, 2000 and Amendment Two thereto effective January 1, 2003 (incorporated by reference to Exhibits 10(p) and 10(q) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999 and Exhibit 10(c) to FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(k)*	Amendment Three to Executive Deferred Compensation Plan No. 1 effective December 16, 2003
10	(l)*	Executive Deferred Compensation Plan No. 2, as amended by Amendment One thereto effective February 1, 1999, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective January 1, 2002, Amendment Four thereto effective October 15, 2002 and Amendment Five thereto effective January 1, 2003 (incorporated by reference to Exhibits 10(r), 10(s) and 10(t) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10(l) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10(l) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10(d) to FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(m)*	Amendment Six to Executive Deferred Compensation Plan No. 2 effective December 16, 2003
10	(n)*	Executive Supplemental Plan, as amended by Amendment One thereto effective January 1, 2000, Amendment Two thereto effective January 1, 2002 and Amendment Three thereto effective January 1, 2003 (incorporated by reference to Exhibit 10(c) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(v) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10(n) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10(e) to FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(o)*	Amendment Four to Executive Supplemental Plan effective January 1, 2003
10	(p)*	Retirement Income Assurance Plan, as amended by Amendment One thereto effective January 1, 1997, Amendment Two thereto effective January 1, 2000, Amendment Three thereto effective November 1, 2001 and Amendment Four thereto effective January 1, 2003 (incorporated by reference to Exhibit 10(e) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibits 10(x) and 10(y) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10(p) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10(f) to FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(q)*	Amendment Five to Retirement Income Assurance Plan effective December 16, 2003
10	(r)*	Trust Agreement for the Executive Deferred Compensation Plans No. 1 and 2 (incorporated by reference to Exhibit 10(z) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	(s)*	Trust Agreement for the Executive Supplemental Plan (incorporated by reference to Exhibit 10(g) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	(t)*	Trust Agreement for the Retirement Income Assurance Plan and the Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10(h) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	(u)*	Stock Unit Contract, dated December 17, 1997, between FleetBoston and Terrence Murray, as amended by an amendment dated January 25, 2000 (incorporated by reference to Exhibit 10(z) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1997 and Exhibit 10(ee) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	(v)*	Directors Deferred Compensation and Stock Unit Plan, as amended by an amendment thereto effective as of July 1, 2000, a Second Amendment thereto effective as of January 1, 2003 and a Third Amendment thereto effective as of April 16, 2003 (incorporated by reference to Exhibit 10(bb) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10(a) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Exhibit 10(t) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002 and Exhibit 10(g) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Exhibit Number
10	(w)*	FleetBoston Financial 1996 Long-Term Incentive Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(v) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(x)*	BankBoston Corporation 1991 Long-Term Stock Incentive Plan (assumed by FleetBoston on October 1, 1999), as amended by an amendment thereto dated as of October 16, 2001 (incorporated by reference to Exhibit 10(c) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522) and Exhibit 10(x) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(y)*	BankBoston Corporation Executive Deferred Compensation Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(d) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10	(z)	Instrument providing for the cessation of accruals under the BankBoston Corporation Executive Deferred Compensation Plan effective December 31, 2000 (incorporated by reference to Exhibit 10(z) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(aa)*	Amendment, dated December 24, 2001, to the BankBoston Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10(aa) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(bb)*	BankBoston, N.A. Bonus Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment, a Third Amendment and a Fourth Amendment thereto (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(e) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522) and Exhibits 10(cc) and 10(dd) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(cc)*	Description of BankBoston Corporation’s Supplemental Life Insurance Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(h) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))
10	(dd)*	BankBoston, N.A. Excess Benefit Supplemental Employee Retirement Plan, as amended by a First Amendment, a Second Amendment and a Third Amendment thereto (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(g) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522) and Exhibits 10(gg) and 10(hh) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(ee)*	Description of BankBoston Corporation’s Supplemental Long-Term Disability Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-6522))
10	(ff)*	BankBoston Corporation’s Director Stock Award Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(l) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-6522))
10	(gg)*	BankBoston Corporation Directors Deferred Compensation Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10	(hh)*	BankBoston, N.A. Directors Deferred Compensation Plan (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 1-6522))
10	(ii)*	BankBoston Corporation 1997 Stock Option Plan for Non-Employee Directors, as amended by an amendment thereto dated as of October 16, 2001 (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(q) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522) and Exhibit 10(nn) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(jj)*	Description of BankBoston Corporation’s Director Retirement Benefits Exchange Program (assumed by FleetBoston on October 1, 1999) (incorporated by reference to Exhibit 10(r) of BankBoston Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-6522))
10	(kk)*	Employment Agreement, dated as of March 14, 1999, between FleetBoston and Charles K. Gifford, as amended by an amendment thereto effective as of February 7, 2000, a Second Amendment thereto effective as of April 22, 2002 and a Third Amendment thereto effective as of October 1, 2002 (incorporated by reference to Exhibit 10(a) of FleetBoston’s Registration Statement on Form S-4 (File No. 333-82433), Exhibit 10(b) of FleetBoston’s Form 10-Q for the quarter ended March 31, 2000 and Exhibits 10(kk) and 10(ll) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002)

Exhibit Number
10	(ll)*	Employment Agreement, dated as of March 14, 1999, between FleetBoston and Paul F. Hogan, as amended by an amendment thereto effective as of March 17, 2000, with related side letter, and a Second Amendment thereto effective as of April 22, 2002 (incorporated by reference to Exhibit 10(c) of FleetBoston’s Registration Statement on Form S-4 (File No. 333-82433) and Exhibit 10(d) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and Exhibit 10(pp) of FleetBoston Annual Report on Form 10-K for the year ended December 31, 2002)
10	(mm)*	Employment Agreement, dated as of March 14, 1999, between FleetBoston and Bradford H. Warner, as amended by an amendment effective March 30, 2000, with related side letter, a Second Amendment thereto effective as of April 22, 2002 and a Third Amendment thereto effective as of October 1, 2002 (incorporated by reference to Exhibit 10(d) of FleetBoston’s Registration Statement on Form S-4 (File No. 333-82433), Exhibit 10(e) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and Exhibits 10(rr) and 10(ss) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	(nn)*	Form of Change in Control Agreement entered into with Charles K. Gifford, Paul F. Hogan and Bradford H. Warner (incorporated by reference to Exhibit 10(bbb) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	(oo)*	Form of Change in Control Agreement entered into with Joseph Smialowski (incorporated by reference to Exhibit 10(ccc) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	(pp)*	Employment Agreement, dated as of March 3, 2000, between FleetBoston and M. Anne Szostak (incorporated by reference to Exhibit 10(oo) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	(qq)*	First Amendment to Employment Agreement between FleetBoston and M. Anne Szostak, effective as of December 5, 2003
10	(rr)*	Retirement Agreement, dated as of October 10, 2001, between FleetBoston and Terrence Murray (incorporated by reference to Exhibit 10(aaa) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(ss)*	Form of Letter Agreement for certain officers, together with Schedule of Executive Officers who have entered into such agreements (incorporated by reference to Exhibit 10(a) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)
10	(tt)*	Employment Agreement, dated as of October 1, 2000, between FleetBoston and T. Joseph Semrod (incorporated by reference to Exhibit 10(a) of FleetBoston’s Registration Statement on Form S-4 (File No. 333-50346))
10	(uu)*	Retention and Deferred Compensation Agreement, dated December 29, 1999, between FleetBoston and Gary A. Spiess (incorporated by reference to Exhibit 10(eee) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2001)
10	(vv)*	Employment Letter, dated October 31, 2002, between FleetBoston and Robert C. Lamb, Jr. (incorporated by reference to Exhibit 10(aaa) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	(ww)*	Change in Control Agreement, dated as of December 16, 2002, between FleetBoston and Robert C. Lamb, Jr. (incorporated by reference to Exhibit 10(bbb) of FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	(xx)*	Letter Agreement, dated May 21, 2003, between FleetBoston and Douglas L. Jacobs (incorporated by reference to Exhibit 10(h) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(yy)*	Retention and Deferred Compensation Agreement, dated February 28, 2000, between FleetBoston and Mary Etta Schneider (incorporated by reference to Exhibit 10(i) of FleetBoston’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
10	(zz)*	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment
10	(aaa)*	Amendment to forms of Change in Control Agreement
10	(bbb)	FleetBoston Financial Corporation Employee Stock Purchase Plan (July 1, 2000 Restatement), as amended by Amendment One thereto (incorporated by reference to Exhibit 4 to FleetBoston’s Registration Statement on Form S-8 (File No. 333-44517) and Exhibit 10(ddd) to FleetBoston’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	(ccc)	Amendment Two to FleetBoston Financial Corporation Employee Stock Purchase Plan (July 1, 2000 Restatement) effective January 23, 2004
12		Computation of Consolidated Ratios of Earnings to Fixed Charges
21		Subsidiaries of FleetBoston

Exhibit Number
23		Consent of Independent Accountants
31	(a)	Certification of Charles K. Gifford, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31	(b)	Certification of Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32		Certifications of Charles K. Gifford, Chairman and Chief Executive Officer, and Robert C. Lamb, Jr., Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*	Management contract, or compensatory plan or arrangement

(d)	Financial Statement Schedules – None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

FLEETBOSTON FINANCIAL CORPORATION

By:	/s/ ROBERT C. LAMB, JR.
Robert C. Lamb, Jr.
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on February 27, 2004.

Signature	Title

/s/ CHARLES K. GIFFORD Charles K. Gifford	Chairman, Chief Executive Officer and Director

/s/ EUGENE M. MCQUADE Eugene M. McQuade	President, Chief Operating Officer and Director

/s/ ROBERT C. LAMB, JR. Robert C. Lamb, Jr.	Executive Vice President and Chief Financial Officer

/s/ ERNEST L. PUSCHAVER Ernest L. Puschaver	Chief Accounting Officer

/s/ JOEL B. ALVORD Joel B. Alvord	Director

/s/ WILLIAM BARNET, III William Barnet, III	Director

/s/ DANIEL P. BURNHAM Daniel P. Burnham	Director

/s/ PAUL J. CHOQUETTE, JR. Paul J. Choquette, Jr.	Director

/s/ KIM B. CLARK Kim B. Clark	Director

/s/ JOHN T. COLLINS John T. Collins	Director

/s/ GARY L. COUNTRYMAN Gary L. Countryman	Director

/s/ MARIAN L. HEARD Marian L. Heard	Director

/s/ ROBERT M. KAVNER Robert M. Kavner	Director

Signature	Title

/s/ THOMAS J. MAY Thomas J. May	Director

/s/ DONALD F. MCHENRY Donald F. McHenry	Director

/s/ TERRENCE MURRAY Terrence Murray	Director

/s/ MICHAEL B. PICOTTE Michael B. Picotte	Director

Francene S. Rodgers	Director

/s/ THOMAS M. RYAN Thomas M. Ryan	Director

/s/ T. JOSEPH SEMROD T. Joseph Semrod	Director

/s/ PAUL R. TREGURTHA Paul R. Tregurtha	Director